Form 10-K
period 2007-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2008-02-29
CIK 794323

Use these links to rapidly review the document
Table of Contents
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2007 the aggregate market value of common stock held by non-affiliates of the registrant approximated $6.5 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,545,421,165 as of February 26, 2008

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

         Portions of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

        Unless the context otherwise requires, when we use the words "Level 3," "we," "us" or "our company" in this Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Level 3 Communications, Inc. In this Form 10-K, we may refer to our former subsidiary Software Spectrum, Inc. and its subsidiaries as "Software Spectrum."

        The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.

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

  •
  growth of the communications industry;

  •
  expectations as to our future revenue, margins, expenses, cash flows and capital requirements; and

  •
  other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

  •
  High Demand Elasticity.  We believe decreases in communications services costs and prices cause the development of new bandwidth-intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered using motor transportation systems. An example of this dynamic is the use of the Internet for the distribution of video entertainment.

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

  We also believe that there are significant implications that result from this market dynamic. These implications include the following:

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

  •
  Capital Intensity.  The rapid improvements in these technologies and the need to move to new technologies more quickly results in shortened economic lives of underlying assets. To achieve improvements in service capabilities and unit cost reductions, service providers will need to deploy new generations of technology sooner, resulting in a more capital-intensive business model. Those providers with the technical, operational and financial ability to take advantage of the rapid advancements in these technologies are expected to have higher absolute capital requirements, shortened asset lives, rapidly decreasing unit costs and prices, rapidly increasing unit demand and higher cash flows and profits.

Our Communications Business Strategy

        We are seeking to capitalize on the opportunities presented by the expanded coverage of our communications network as well as the significant and rapid advancements in optical and Internet Protocol technologies. Key elements of our strategy include:

  •
  Offer a Comprehensive Range of Communications Services Over Our End-to-End Network. We provide a comprehensive range of communications services designed to meet the needs of our customers over our network. Beginning in 2006, we expanded our targeted customer base to include enterprise or business customers through the acquisitions we completed during 2006 and early 2007.

    Our communications service offerings include:

  •
  Internet Protocol and data services—including (1) Internet access and IP and Ethernet Virtual Private Networks and (2) broadband transport services such as wavelengths, dark fiber and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services);

  •
  content distribution services including caching and video broadcast services;

  •
  colocation services; and

  •
  Softswitch and voice services—including wholesale VoIP component services, enterprise or business voice services, wholesale voice origination and termination services and managed modem for the dial-up access business.

    The availability of these services varies by location.

    For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through the acquisitions we completed in 2006 and early 2007 that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

    With respect to our wholesale customers, we provide these customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. With respect to our enterprise customers, we provide these customers with access to our network either by directly connecting to their location or by serving that location with a connection from another communications services provider. As of December 31, 2007, we have:

  •
  approximately 77,000 intercity route miles in North America and Europe, which we expect to reduce to approximately 48,000 intercity route miles after we complete the integration of acquired companies, connecting 20 countries;

  •
  approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe; and

  •
  approximately 7,300 traffic aggregation points and buildings in the aggregate.

    We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance.

    Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2007, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities and other technical space and had completed the build-out of approximately 4.6 million square feet of this space.

  •
  Provide Low Cost Backbone Services Through An Upgradeable Backbone Network.  Many portions of our originally constructed intercity and metropolitan networks were designed to provide high quality communications services at a lower cost. As we continue to integrate our acquired operations, our network and business processes will seek to enable us to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, our strategy is to maximize the use of open, non-proprietary interfaces in the design of our network software and hardware. This approach is intended to provide us with the ability to purchase the most cost effective network equipment from multiple vendors and allow us to deploy new technology more rapidly and effectively.

  •
  Target Top Global Bandwidth Customers.  With respect to our wholesale service offerings, our primary distribution strategy is to use a national, direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, international carriers also known as PTTs, major internet service providers or ISPs, broadband cable television operators, wireless providers, major interexchange carriers, the U.S. government and enhanced service providers. Providing communications services to many of these businesses is at the core of our market enabling strategy. We identify as wholesale customers those customers that purchase significant amounts of capacity to serve the needs of their customers.

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

  •
  Develop Market Leading Content Distribution Service Offerings.  At December 31, 2007, we operated one of the largest Internet Protocol backbones in the world. In other words, we operate one of the largest networks over which Internet content is transported from content sources to third party owned access networks connected directly to end users. As a result of this network scale, in early 2007 we embarked on a strategy to refine our capabilities to address the communications needs of those organizations that produce the content that individuals want to view over the Internet. This service offering includes high speed IP services, colocation services and services that cost effectively distribute the content that is produced for consumption over the Internet. We believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet. Furthermore, we believe that we are the only services provider with a single source, full portfolio of end-to-end content distribution solutions, and that we are in a unique position to offer a range of building blocks to meet these customers' needs.

  •
  Expand Metropolitan Network Coverage.  We expect to selectively extend the current reach of our existing metropolitan networks by opportunistically adding additional connections to buildings and other traffic aggregation points from these networks. These connections will enable us to reach additional potential customers and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

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

  •
  Develop Advanced Operational Processes and Business Support Systems.  We have developed and continue to develop substantial and scalable operational processes and business support systems specifically designed to enable us to offer services efficiently to our targeted customers. We believe that over time these systems will reduce our operating costs, give our customers direct control over some of the services they buy from us and allow us to grow rapidly while minimizing redesign of our business support systems.

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

  •
  A Comprehensive Range of Communications Services.  We provide a comprehensive range of communications services designed to meet the needs of our customers over our network. Beginning in 2006, we expanded our targeted customer base to include enterprise or business customers.

    Our communications service offerings include:

  •
  Internet Protocol and data services—including (1) Internet access and IP and Ethernet Virtual Private Networks and (2) broadband transport services such as wavelengths, dark fiber and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services);

  •
  content distribution services including caching and video broadcast services;

  •
  colocation services; and

  •
  Softswitch and voice services—including wholesale VoIP component services, enterprise or business voice services, wholesale voice origination and termination services and managed modem for the dial-up access business.

    The availability of these services varies by location.

    For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through our acquisitions that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

  •
  Significant metropolitan network platform.  As of December 31, 2007, we have metropolitan fiber networks in approximately 125 markets in North America and Europe, which contain approximately 26,000 route miles and connect in the aggregate approximately 7,300 traffic aggregation points and buildings. Our metropolitan networks enable us to connect directly to points of high traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

  •
  End-to-End Network Platform.  Our strategy has been and continues to be to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America and Europe. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we are the only international communications service provider with the unique combination of:

  •
  a substantial intercity network;

  •
  large fiber count metropolitan networks;

  •
  substantial colocation facilities; and

  •
  significant content distribution technology and services.

  •
  Advanced IP Backbone.  We operate one of the largest international IP networks or backbones. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth companies.

  •
  Extensive Patent Portfolio. Through acquisitions and through our own research and development, we have created an extensive patent portfolio, consisting of approximately 880 patents and patent applications filed in the United States and around the world. Our patent portfolio includes patents filed in each of the last three decades covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Most of our issued patents are not scheduled to expire for more than ten years. We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to enforce our patents against infringement by others.

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

Our Communications Services

Customer Focused Organization

        Beginning in August 2006, we realigned the customer interacting or customer facing aspects of our communications business into four groups to focus more effectively on the needs of our customers. These four groups are:

  •
  Wholesale Markets Group

  •
  Business Markets Group

  •
  Content Markets Group; and

  •
  Europe

        This realignment was implemented to enable those employees in these customer facing roles to develop and deliver high quality communications services that are based on the needs of the customers that the group is seeking to serve. Each of these groups is supported by dedicated employees in sales and segment marketing. Each of the groups is also supported by centralized service or product management and development, general marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources. It is through the Wholesale Markets, Business Markets, Content Markets and Europe groups that we offer a comprehensive range of communications services.

        Wholesale Markets Group.    The Wholesale Markets Group is focused on delivering communications services to meet the high bandwidth needs of many of the largest global communications services providers on a wholesale basis. The Wholesale Markets Group's customers integrate or package our services into their own products and services to offer voice, video and data services to their end-user customers.

        The market segments that the Wholesale Markets Group addresses include:

  •
  domestic and international carriers;

  •
  voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

  •
  wireless providers;

  •
  broadband cable television operators;

  •
  system integrators; and

  •
  the U.S. government.

        Business Markets Group.    The Business Markets Group is focused on delivering communications services to meet the telecommunications needs of: small, medium and large enterprises; regional carriers; higher education institutions and academic consortia; and state and local governments. Local and regional carriers include ISPs, enhanced service providers, application service providers, wireless providers, mobile virtual network operators, VoIP providers as well as datacenters and hosting facilities. The Business Markets Group focuses on providing its targeted customers with the full suite of data, Internet, transport and voice services.

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

  •
  software service providers;

  •
  social networking providers; and

  •
  traditional media distribution companies including broadcasters, television networks and sports leagues.

        Europe.    The Europe group focuses on the communications needs of European customers and the European aspects of customers located outside of Europe. The Europe group target customers are similar to the target customers of the Wholesale Markets Group and the Content Markets Group.

Service Offerings

        We offer a comprehensive range of communications services, which currently include the following services. All of these services are available to customers of each of the customer facing groups, however their availability varies by location. The following is an overview description of some of the services that we offer.

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

  •
  Transport Services.  Transport services include wavelengths (Level 3 Intercity Wavelength Services and Level 3 Metro Wavelength Services) and private lines (Level 3 Intercity Private Line Services and Level 3 Metro Services). These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at 2.5 Gbps and 10 Gbps speeds, which represent the largest capacity of dedicated transport services. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but usually include SONET or SDH protection to provide resiliency to fiber or equipment outages. Private line services are available in a range of speeds. Level 3 also offers Metro and Intercity Ethernet Private Line Services with Fast-E and Gig-E interfaces. Customers generally use our transport services to create their own SONET/SDH, ATM and IP networks. We typically offer transport services in annual contracts with monthly payments or long-term pre-paid agreements.

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

  •
  Dedicated Internet Access.  Dedicated Internet Access, or DIA, is Level 3's Enterprise focused Internet access product leveraging the same core Internet backbone as our other Internet Services. Level 3 operates one of the largest international Internet backbones in the world and is regularly considered one of the most connected Internet networks. Level 3's Dedicated Internet Access service provides Internet connectivity over a Tier One Internet backbone through a wide variety of access methods and speeds. The service also includes Domain Name services, primary, secondary and caching and is available as either a stand-alone service or as a complement to our other communications services.

  •
  VPN Services.  Built on our optical transport and MPLS networks, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks based on IP VPN, Virtual Private LAN Service, or VPLS, ATM and Frame Relay technologies. These services allow service providers, corporations, government entities, and distribution businesses to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network. The service allows the customer to achieve this convergence without sacrificing the quality of service or security levels of traditional dedicated transport offerings. These solutions are used for service provider and corporate data and voice networks, data center networking, disaster recovery and out-of-region or redundant customer connectivity for other service providers.

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

  •
  Content Distribution.  Our primary Content Distribution products and services include the following.

  •
  Content Delivery Network.  Our content delivery network services combine our IP network, gateway facilities and patented technology that directs a requestor or end user to the best location or server cluster in our network to retrieve the requested content based on location and network conditions. Our CDN services provide customers with improved cost performance, scalability, reliability and reach for their web applications. Our Caching and Download Services provide efficient delivery of large files such as video, software, security patches, audio and graphics to mass audiences. Our Streaming Services can be used to deliver high performance streams, either live or on-demand, to end users using leading proprietary protocols. We also offer storage solutions enabling customers to upload and store content to our network as part of an optimized delivery platform. In addition to our delivery services, our Intelligent Traffic Management software continuously monitors systems and Internet conditions and enables customers to set rules to dynamically route traffic to meet failover or dual vendor objectives.

  •
  Media Delivery Services.  Since the acquisition of Servecast in July 2007, we offer media delivery services to customers seeking to manage, protect and monetize content delivered over the internet. Media Delivery Services provide customers with means to ingest and digitize live video content and to manage the organization and presentation of both live and on demand video to end users via a content management system. Content may be secured to prevent unauthorized access, redistribution or syndication. Additionally, support for content monetization via paid and advertising supported models is provided. Media Delivery Services leverage our Content Delivery Network for the delivery of managed content to end users.

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

  •
  Advertising Distribution Services.  These services include Audio Distribution and Video Distribution. Our Audio Distribution services distribute radio spots to stations via electronic and physical distribution. Spots are distributed to over 10,500 stations in North America via the Internet using no proprietary hardware. Our Video Distribution services offer customers the capability to deliver video content electronically and physically to television stations, broadcast networks and cable networks across the United States.

    On December 19, 2007, we announced that our wholly owned subsidiaries, WilTel Communications, LLC, Level 3 Communications, LLC and Vyvx, LLC, as the sellers, had entered into an Asset Purchase Agreement with DG FastChannel, Inc. Pursuant to the terms of the Purchase Agreement, the sellers will sell to DG FastChannel for cash certain assets relating to the Advertising Distribution Services business. Under the terms of the Purchase Agreement, we will receive $129 million in cash upon the closing of the transaction. The purchase price is subject to certain post closing working capital adjustments. Consummation of the transaction is subject to customary closing conditions, including receipt of applicable federal regulatory approvals.

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

  •
  Level 3 Local Inbound.  Level 3 Local Inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. Customers, such as call centers, conferencing providers, and voice over IP service providers, can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our backbone to a customer's IP voice application at a customer-selected IP voice end point.

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

  •
  Level 3 One Plus.  Level 3 One Plus service provides non-facilities-based resellers, or carriers with regional networks, the ability to originate PSTN calls from anywhere in the continental US. Level 3 then terminates the domestic, international and Operator Services calls over our nationwide network, or customers may choose to have calls handed back to them over a dedicated facility. This service suite features Automatic Number Identification (ANI)-based and Carrier Identification Code (CIC)-based services as well as a dedicated end-user service.

  •
  Level 3 Enterprise Local and Long Distance Voice Services.  Level 3 Enterprise Local Voice Services provide PSTN connectivity for customer telephone equipment; telephone numbers, which include associated directory listings; standard services, which include operator services, directory assistance, and 911 services; and long-distance access, which provides equal access to all long-distance carriers, including Level 3. Level 3 Enterprise Long Distance services offer intrastate and interstate voice service at simple, cost-effective rates as well as access to over 290 international locations.

  •
  Level 3 Enterprise Toll-Free Services.  Level 3 Enterprise Toll-Free Services offer customers the ability to receive and pay for inbound calls, rather than those calls being paid for by the call originator. Additionally, a number of routing and call information features are available.

  •
  Level 3 Voice Termination.  Level 3 Voice Termination consists of long distance transport and termination services, offered over circuit switch or Softswitch technologies. These services are offered primarily to inter-exchange carriers, or IXCs, wireless providers, local phone companies, cable companies and voice over IP providers. We also offer the termination of international voice traffic over circuit switch or Softswitch technologies. Customers for these services include local phone companies, wireless providers, cable companies and voice over IP providers.

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

        For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets, please see the notes to our Consolidated Financial Statements appearing elsewhere in this Form 10-K. For a discussion of our communications revenue, please also see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K. Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications services and meeting our financial objectives. This exercise takes place both with respect to integration activities and in the ordinary course of our business. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications or with obtaining our financial objectives, we may exit those lines of business or stop offering those services.

Our communications network

        Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2007, our network encompasses:

  •
  approximately 67,000 intercity route miles in North America, which we expect to reduce to approximately 38,000 intercity route miles after we complete the integration of acquired companies;

  •
  approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe, connecting approximately 7,300 traffic aggregation points and buildings in the aggregate;

  •
  local networks in approximately 116 North American markets;

  •
  an intercity network covering approximately 10,000 miles across Europe;

  •
  local networks in approximately 9 European markets;

  •
  approximately 6.9 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  a 1.28 Tbps capable transatlantic cable system currently equipped at 640 Gbps.

        Intercity Networks.    Our approximately 67,000 mile fiber optic intercity network in North America, which we expect will be approximately 38,000 miles after we complete our integration of acquired companies, consists of the following:

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

  •
  High speed Intercity Dense Wave Division Multiplexing, or DWDM, equipment providing high quality, reliable and cost effective transmission across our fiber backbone. We are continually evaluating advancements in technology that will enable us to scale, lower our cost and provide higher speed services over our intercity network. We believe that the market will continue to move toward Ethernet based services and higher speed interfaces. Through our technology evaluations we believe that we have positioned ourselves to be able to deliver these capabilities for both our own IP network needs as well as those of our customers.

  •
  A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

        During the first quarter of 2001, we completed our construction activities relating to our North American intercity network. Also during 2001, we completed the migration of customer traffic from our original leased capacity network to our completed North America intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. In 2003, we added approximately 2,985 miles to our North America intercity network as part of the Genuity transaction, and in 2005, we added approximately 30,000 miles (including IRUs) to our intercity network as part of the WilTel Communications transaction. In 2006 and January 2007, we added approximately 26,000 miles (including IRUs) to our North America intercity network as part of the various acquisitions during that period.

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

        During 2002, we completed an expansion of our European operations to seven additional cities. Our expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region. During 2003, we completed an expansion of our European operations to four additional cities. In addition, during 2004, we completed an expansion of our European operations to two cities. During 2005, we completed an expansion of our European operations to one city. During 2006, we obtained dark fiber primarily in those cities currently served by leased wavelength capacity and additionally in 2006 we completed an expansion of our European operations to 9 additional cities. During 2007, we obtained dark fiber in three cities that had been served by leased wavelength capacity and additionally in 2007 we completed an expansion of our European operations to 9 additional cities. In 2008, we expect to continue our European expansion to one additional city using leased wavelength capacity. We expect to use the dark fiber with appropriate transmission equipment to sell a full suite of transport and IP services.

        Our European network is linked to our North American intercity network by the Level 3 transatlantic 1.28 Tbps capable cable system, which was also completed and placed into service during 2000. The transatlantic cable system—which we refer to as the Yellow system—has a current capacity of 640 Gbps and was upgradeable to 1.28 Tbps when brought into service. The deployment of the Yellow system was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, the Yellow system. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on the Yellow system. We also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for our fiber pairs on the Yellow system. We also own capacity in the TAT14 cable system. In connection with the WilTel acquisition, we have secured additional capacity on Global Crossing's transatlantic cable, Atlantic Crossing 1, and TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional capacity from Apollo Submarine Cable System Ltd. In January 2007 we purchased 150 Gigabits of the additional capacity available from Apollo Submarine Cable System Ltd, 300 Gigabits in May 2007 and an additional 100 Gigabits in November 2007. We are also an owner on the Japan-US, and China-US cable systems, an IRU holder on Southern Cross cable system as well as an owner on the Americas II cable and an IRU holder on the Arcos system.

        Local Market Infrastructure.    Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications-intensive end users and traffic aggregation points—including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. As of December 31, 2007, we had in the aggregate approximately 7,300 traffic aggregation points and buildings connected to our metropolitan networks. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

        We had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities as of December 31, 2007, and had completed the buildout of approximately 4.6 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. Some of our facilities are larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support the sale of colocation services. Availability of these services varies by location.

        As of December 31, 2007, we had operational, facilities-based, local metropolitan networks in 116 U.S. markets and 9 European markets.

        As of December 31, 2007, we had approximately 145 markets in service in North America and approximately 42 markets in service in Europe.

Our Patent Portfolio

        Through acquisitions and through our own research and development, we have created an extensive patent portfolio, consisting of approximately 880 patents and patent applications filed in the United States and around the world. Our patent portfolio includes patents filed in each of the last three decades covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Most of our issued patents are not scheduled to expire for more than ten years.

        In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a recently-announced cross-license with IBM, giving us access to that company's more than 40,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.

        We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. By way of example, at the end of 2007, we initiated a lawsuit against competitor Limelight Networks, Inc., alleging that that company infringes three of our patents relating to the distribution of content. That lawsuit is expected to go to trial before the end of 2008 and, if successful, could result in a court order prohibiting Limelight from using our patented technology in relevant service offerings. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. There have been relatively few patent infringements brought against us to date. Most of those have been initiated by patent-holding companies who do not operate telecommunications businesses and who are less likely to be subject to a counter-claim of infringement by us. Finally, the extensiveness of our patent portfolio allows us to cross-license with others having similarly broad portfolios on terms acceptable to us, mitigating the risk that others will be able to assert patent infringement claims against us.

        We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to enforce our patents against infringement by others.

Our Content Delivery Network

        Content Delivery Network, or CDN, describes a system of computers networked together across the Internet to provide content to users in the most efficient manner to enable an optimal user experience. In a CDN, nodes or groups of computers are deployed in multiple locations closer to the end user, also known as the "edge of the network" and cooperate with each other to satisfy requests for content by end users, transparently moving content behind the scenes to optimize the delivery process. Requests for content are directed intelligently through sophisticated software applications to nodes that provide optimal performance for end users.

        Our content delivery network is a unique configuration of our hosting and network assets located in approximately 17 countries, which is designed to improve the performance, reliability, and reach of web applications.

        We believe that as a result of the combination of our CDN assets and our other network infrastructure, we are strongly positioned to grow our market share in the CDN business. This belief is based on several factors.

  •
  Network Scale.  Because we own our own network, our ability to increase capacity to meet the needs of content providers is greater than other CDN providers who do not have the flexibility to quickly increase their available network capacity.

  •
  Network Reach.  Our customers reach global Internet destinations using an average number of "hops" that are fewer than with most any other provider, enabling our customers to easily reach their audiences and provide better performance. The fewer number of hops required by our customers to reach their Internet destinations serves to reduce latency and jitter.

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

Content Distribution Services Architecture

        The CDN platform uses our existing physical network and infrastructure, and is composed of the Edge server or computer, which provides caching and streaming functions and the Global server, which provides load balancing—that is, a computer that directs the traffic to the most efficient server to meet the end users request. The Edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves client response times for content stored in the cache. The Global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service noted that is closest to the end user or to the one with enough capacity to service the request of the end user.

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

        We also distribute advertising spots to radio and television stations throughout the United States, both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders. On December 19, 2007, we announced that our wholly owned subsidiaries, WilTel Communications, LLC, Level 3 Communications, LLC and Vyvx, LLC, as the sellers, had entered into an Asset Purchase Agreement with DG FastChannel, Inc. Pursuant to the terms of the Purchase Agreement, the sellers will sell to DG FastChannel for cash certain assets relating to the Advertising Distribution Services business. Under the terms of the Purchase Agreement, we will receive $129 million in cash upon the closing of the transaction. The purchase price is subject to certain post closing working capital adjustments. Consummation of the transaction is subject to customary closing conditions, including receipt of applicable federal regulatory approvals.

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

        With respect to our Business Markets Group, medium to large enterprises will be serviced by a field based direct sales force. Smaller business opportunities are serviced by an inside sales force generally selling pre-defined bundles of services. We also compliment our direct sales force with an indirect sales channel of agent partners.

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

        We have in place policies and procedures to review the financial condition of potential and existing customers. We apply these procedures to determine whether collectability of services billed is probable prior to the time that we begin delivering services to a customer. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, we will not recognize revenue attributable to that customer until we receive cash. Based on these policies and procedures, we believe our exposure to collection risk within the communications business and the possible effect on our financial statements is limited. We may also experience the effects of possible downturns in the economy and specifically the telecommunications industry; however, we believe the concentration of credit risk with respect to receivables is mitigated due to the dispersion of our customer base among geographic areas and remedies provided by terms of contracts and statutes.

        For the year ended December 31, 2007, our top ten customers represented approximately 34% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries, including SBC Communications, BellSouth and Cingular, (assuming those subsidiaries were wholly owned by AT&T for all of 2007), represented approximately 15% of our consolidated total revenue for 2007. The next largest customer accounted for approximately 5% of our consolidated total revenue and the remaining top ten customers each account for 3% or less of our consolidated total revenue.

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

Business Support Systems

        In order to pursue our sales and distribution strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. These development activities also relate to the integration of the systems that were used by the companies that we have acquired. Through the development of a robust, scalable business support system, we believe that we have the opportunity to develop a competitive advantage relative to traditional telecommunications companies. In addition, we recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.

        We are currently deploying a unified set of simplified processes and systems that are streamlining and synchronizing our service, sales, and operational functions through our "Unity" platform. Unity has been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management.

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

  •
  use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

  •
  use of pre-developed or commercial "off-the-shelf" applications, where applicable, which will interface to our internally developed applications.

Our Employees

        As of December 31, 2007, we had approximately 6,680 employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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

        While we believe that the long-run industry structure will evolve toward that described above, uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have been consolidated, we believe there are still a number of competitors operating fundamentally poor business models, are resource constrained, and are unlikely to be long-term survivors in their current forms. In addition, the ultimate effect of the completed acquisition transactions by AT&T and Verizon is yet to be known.

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

        The communications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications industry, which—unlike the traditional incumbent carriers we also compete with—are not burdened by an installed base of outmoded or legacy equipment.

Regulation

  Federal Regulation

        The Federal Communications Commission or the FCC has jurisdiction over interstate and international communications services, among other things. The FCC's regulation of common carriers without market power, such as us, is less stringent than its regulation of dominant incumbent local exchange carriers. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

        The FCC has pending a Notice of Proposed Rulemaking ("NPRM") to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In the NPRM the FCC tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but undertakes an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. At this time, we cannot predict the impact, if any, that a ruling on the NPRM will have on our network cost structure.

        Both AT&T and Verizon, in connection with large acquisitions, have agreed to abide by certain conditions that are enforceable by the FCC in connection with special access prices, terms and conditions. In December 2007, we filed a complaint against AT&T alleging, among other things, that AT&T had violated those commitments. At this stage, the proceeding is continuing and we intend to vigorously pursue our claims. We cannot at this time predict the outcome of that proceeding.

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

        Intercarrier compensation.    Telecommunications carriers compensate one another for traffic carried on each other's networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies typically charge one another for local and Internet-bound traffic terminating on each other's networks. The entire methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, is under review at the FCC.

        Apart from this comprehensive review of intercarrier compensation, individual compensation issues have been the subject of FCC and state commission rulings. Since 1997 the issue of compensation to be paid for calls dialed to Internet service providers or ISPs has been heavily litigated. Since 2004, the issue of compensation to be paid in connection with the exchange of Voice over Internet Protocol or VoIP calls has been also been the subject of much debate.

        While the FCC has released a number of orders asserting its jurisdiction over intercarrier compensation for ISP traffic, states such as California and Massachusetts have increasingly assumed the role of determining the compensation obligations as between the carrier serving the customer dialing the ISP and the carrier serving the ISP. RBOCs and other incumbent local exchange carriers typically assert that either they owe no compensation to the carrier serving the ISP or alternatively that they are owed compensation by such carrier.

        There is also uncertainty in respect to intercarrier compensation for VoIP traffic. As in the ISP intercarrier compensation situation, the FCC has issued a number of rulings asserting its jurisdiction over such traffic, but to date it has not issued any rulings on the scope and rate of intercarrier compensation to be paid by carriers exchanging VoIP traffic. While carriers that serve VoIP providers such as Level 3 have typically asserted that VoIP traffic is local in nature and thereby subject to local compensation rates, the RBOCS and other incumbents have taken the position that some or all of this traffic should be subject to higher intrastate or interstate rates. Currently the FCC has two forbearance petitions before it requesting that the FCC either forbear from subjecting VoIP to the higher interstate or intrastate rates, or alternatively to forbear from imposing rules that might be construed to require the payment of access charges on VoIP traffic terminated to the PSTN.

        Until such time as the FCC acts in such a way as to either clarify its rulings on ISP compensation, VoIP compensation or rules on intercarrier compensation in its entirety, and such rules are final and non-appealable, the scope of intercarrier compensation obligations between carriers exchanging ISP or VoIP traffic is uncertain.

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

        In late 2003, we reached an agreement with SBC, now AT&T, continuing payment for the exchange of ISP-bound traffic. In February 2005, we and SBC agreed to successor interconnection agreements which cover the payment for the exchange of ISP traffic and treating VoIP traffic as subject to dispute. The SBC agreement expired on December 31, 2006. Level 3 and SBC continue to provide services and exchange payments under that agreement until a successor agreement is reached.

        In May 2004, we reached a new interconnection agreement with Bell South, now AT&T, that incorporated terms contained in FCC orders relating to ISP-bound traffic. Level 3 and BellSouth agreed that compensation for VoIP traffic was disputed. BellSouth requested renegotiation of this agreement in early October 2006; the parties continue to provide services and exchange payments under the agreement until a successor agreement is reached.

        As a result of representations regarding the extension of interconnection agreements made by AT&T to the FCC in connection with its merger with BellSouth, we have requested that AT&T extend the BellSouth and SBC (now AT&T) interconnection agreements for a three-year period with an effective termination date of January 10, 2011. We are awaiting a response from AT&T.

        In September 2004, Level 3 and Verizon amended our existing interconnection agreements to establish intercarrier compensation terms. The compensation section of amendments to those agreements expired in August 2007. Level 3 and Verizon will continue to provide services under these agreements until successor agreements are executed.

        We are negotiating new agreements with each of these carriers but at this time cannot predict what the final terms will be, including compensation for ISP-bound traffic or VoIP traffic. Given the general uncertainty surrounding the effect of the FCC and state decisions and appeals, we may have to change (1) how we treat the compensation we receive for terminating calls bound for ISPs if the agreements under which compensation is paid provided for the incorporation of changes in FCC rules and regulations; (2) the manner in which we account for the compensation and costs of intercarrier compensation for VOIP.

        Universal Service.    Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural, high-cost and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. Currently, the FCC assesses Level 3 a percentage of interstate revenue it receives from retail customers as its contribution to the federal Universal Service Fund. The FCC is currently considering changing the method by which our contributions are assessed to a flat-fee charge, such as a per-line or per-number charge. Any change in the assessment methodology may affect Level 3's revenues but at this time, it is not possible to predict the extent we would be affected if at all.

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

        State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we will be required to obtain and maintain interconnection agreements with ILECs where we wish to provide service. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers. In May 2004, we reached agreement on new interconnection agreements with BellSouth in all nine of the BellSouth states. In September 2004, we reached new interconnection agreements with Verizon, and with SBC in February 2005.

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

        The rules respecting the payments made by carriers for the exchange of VoIP traffic have been subject to much debate. The FCC has not clarified whether VoIP traffic is to be subjected to the access charges regime that is applicable to traditional telecom service, or whether VoIP traffic is to be treated as an "information service" or "enhanced" and not subject to access charges. There are a number of petitions and proceedings pending before the FCC where this issue could be resolved. At this time, it is difficult to predict the outcome of any of these proceedings or the timing for their eventual resolution. As a result, we cannot predict the effect that any such rulings could have on our provision of VoIP services.

        The FCC has classified VoIP services as "interstate" services subject to FCC regulations, and has stated that states have limited authority to regulate the offering of VoIP services. On September 22, 2003, Vonage Holdings Corporation ("Vonage") filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, are interstate information services not subject to state regulation under the 1996 Act and existing FCC rules. On November 10, 2004, the FCC adopted an order (which was subsequently upheld on appeal) ruling that Vonage's service was an interstate service not subject to state regulation.

        On June 3, 2005, the FCC issued an order (which was subsequently upheld on appeal) requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005. We have modified our service offerings to VoIP providers in order to assist them in complying with the FCC mandate.

        In 2007, the FCC imposed some regulatory requirements on VoIP providers that had previously been applicable only to traditional telecommunications providers. Specifically, the FCC (a) imposed obligations on VoIP providers to contribute to the federal universal service fund, and (b) required VoIP carriers to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements). In addition, a number of state public utility commissions are conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the "local" component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees.

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

        The European Union's approach to the regulation of VoIP turns on whether VoIP is voice telephony. The European Commission has defined voice telephony to have four elements: (1) commercial offering as voice telephony; (2) provision to the public; (3) provision to and from the public switched telephone network termination points; and (4) direct speech transport and switching of speech in real time, particularly at the same level of reliability and speech quality as provided by the PSTN. In its "Communication from the Commission, Consultation on Voice on the Internet" in June 2000, the European Commission directed that "Member States should continue to allow Internet access providers to offer voice over Internet protocol under data transmission general authorizations, and that specific licensing conditions are not justified."

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

  Coal Mining

        We are engaged in coal mining through our subsidiary, KCP, Inc. or KCP. KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. or PKS. Decker Coal Company or Decker is a joint venture with Western Minerals, Inc., which is a subsidiary of Rio Tinto Energy America Inc. Black Butte Coal Company or Black Butte is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales were made under long-term contracts. Approximately 36%, 37% and 44% of KCP's revenue in 2007, 2006 and 2005, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker) and The Detroit Edison Company (with Decker). KCP has commitments to deliver approximately 9.0 million tons of coal through 2012 under contracts with Commonwealth Edison and Detroit Edison. KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, PacifiCorp, and Minnesota Power that provide for the delivery of approximately 6.8 million tons through 2011. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2007 was approximately $1 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2006, the most recent year for which information is available, KCP's production represented less than 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

        We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2007 was approximately $7 million. KCP's share of accrued estimated reclamation costs was $98 million at December 31, 2007. We did not make significant capital expenditures for environmental compliance with respect to the coal business in 2007. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through- portion of a transmission network, as opposed to spurs which branch off the through- portions.
ATM (asynchronous transfer mode)	An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty-three byte long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
caching	A process by which a Web storage device or cache is located between Web servers (or origin servers) and a user, and watches requests for HTML pages and objects such as images, audio, and video, then saves a copy for itself. If there is another request for the same object, the cache will use its copy, instead of asking the origin server for it again.

capacity	The information carrying ability of a telecommunications facility.
carrier	A provider of communications transmission services by fiber, wire or radio.
CDN	Content Distribution Network or CDN describes a system of computers networked together across the Internet that cooperate transparently to deliver various types of content to end users. The delivery process is optimized generally for either performance or cost. When optimizing for performance, locations that can serve content quickly to the user are chosen. When optimizing for cost, locations that are less expensive to serve from may be chosen instead.
central office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other's network and provides access and services on an equal basis.
common carrier	A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
dialing parity	The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers' designation.
equal access	The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.
facilities based carriers	Carriers that own and operate their own network and equipment.

fiber optics	A technology in which light is used to transport information from one point to another. Fiber optic cables are thin filaments of glass through which light beams are transmitted over long distances carrying enormous amounts of data. Modulating light on thin strands of glass produces major benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.
Gbps	Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.
ILEC	Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as "LEC" (Local Exchange Carrier).
Interconnection	Interconnection of facilities between or among the networks of carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.
InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.
ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.
ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.
LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area. LECs include both ILECs and CLECs.

local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.
long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
MPLS	MultiProtocol Label Switching. A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.
multiplexing	An electronic or optical process that combines a large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).
NAP	Network Access Point. A location at which ISPs exchange traffic with each other.
OC-3	A data communications circuit capable of transmitting data at 155 bps.
OC-12	A data communications circuit capable of transmitting data at 622 Mbps.
OC-48	A data communications circuit capable of transmitting data at approximately 2.45 Gbps.
PBX	Private Branch eXchange. A PBX, sometimes known as a phone switch or phone switching device, is a device that connects office telephones in a business with the PSTN. The functions of a PBX include routing incoming calls to the appropriate extension in an office, sharing phone lines between extensions, automated greetings for callers using recorded messages, dialing menus, connections to voicemail, automatic call distribution and teleconferencing.

peering	The commercial practice under which ISPs exchange traffic with each other. Although ISPs are free to make a private commercial arrangement, there are generally two types of peering. With a settlement free peering arrangement the ISPs do not need to pay each other for the exchange of traffic. With paid peering, the larger ISP receives payment from the smaller ISP to carry the traffic of that smaller ISP. Peering occurs at both public and private exchange points.
POP	Point of Presence. Telecommunications facility where a communications provider locates network equipment used to connect customers to its network backbone.
private line	A dedicated telecommunications connection between end user locations.
PSTN	Public Switched Telephone Network. That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.
Public Safety Answering Point	An answering location for 911 calls originating in a given area. PSAPs are typically a common bureau used to answer emergency calls and dispatch safety agencies such as police, fire, emergency medical, etc.
RBOCs	Regional Bell Operating Companies. Originally, the seven local telephone companies established as a result of the AT&T Divestiture.
reciprocal compensation	The compensation of a CLEC for termination of a local call by the ILEC on the CLEC's network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the ILEC's network.
resale	Resale by a provider of telecommunications services (such as a LEC) of such services to other providers or carriers on a wholesale or a retail basis.
router	Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.
selective router	Telephone switch or functional equivalent, controlled by the relevant local exchange carrier (LEC), which determines the PSAP to which a 911 call should be delivered based on the location of the 911 caller.
SONET	Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.

special access services	The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.
streaming	Streaming is the delivery of media, such as movies and live presentations, over a network in real time. A computer (a streaming server) sends the media to another computer (a client computer), which plays the media as it is delivered.
switch	A device that selects the paths or circuits to be used for transmission of information and establishes a connection. Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.
Tbps	Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.
T-1	A data communications circuit capable of transmitting data at 1.544 Mbps.
unbundled	Services, programs, software and training sold separately from the hardware.
unbundled access	Access to unbundled elements of a telecommunications services provider's network including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.
VoIP	Voice over Internet Protocol
VPC	VoIP Positioning Center. An entity that maintains an end user location database and manages the technology including query keys and routing number pools used to deliver 911 calls to the correct PSAP for emergency handling.
web site	A server connected to the Internet from which Internet users can obtain information.
wireless	A communications system that operates without wires. Cellular service is an example.
world wide web or web	A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.
xDSL	A term referring to a variety of new Digital Subscriber Line technologies. Some of these new varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

        Set forth below is information as of February 28, 2008, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.	76	Chairman of the Board
James Q. Crowe	58	Chief Executive Officer and Director
Kevin J. O'Hara	47	President and Chief Operating Officer
Charles C. Miller, III	55	Vice Chairman and Executive Vice President
Thomas C. Stortz	56	Executive Vice President, Chief Legal Officer and Secretary
Sunit S. Patel	46	Group Vice President and Chief Financial Officer
John Neil Hobbs	48	Executive Vice President Sales and Operations of Level 3 Communications, LLC
Brady Rafuse	44	President Content Markets Group of Level 3 Communications, LLC and President and CEO of Europe Operations
Eric J. Mortensen	49	Senior Vice President and Controller
Douglas C. Eby	48	Director
Admiral James O. Ellis, Jr.(3)	60	Director
Richard R. Jaros(2)	56	Director
Robert E. Julian(1)(2)	68	Director
Michael J. Mahoney	57	Director
Arun Netravali(2)	61	Director
John T. Reed(1)(3)	64	Director
Michael B. Yanney(3)	74	Director
Dr. Albert C. Yates(1)	66	Director

(1)
Member of Audit Committee
(2)
Member of Compensation Committee
(3)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of February 28, 2008, about the following members of senior management of Level 3 Communications, LLC, except as otherwise noted.

Name	Age	Position
Raouf F. Abdel	40	President Business Markets Group
Sureel A. Choksi	35	Chief Marketing Officer
Andrew Crouch	37	President Wholesale Markets Group
John F. Waters, Jr.	43	President Operations, Chief Technology Officer
Kevin T. Hart	41	Chief Information Officer
Margaret E. Porfido	50	Chief Human Resources Officer
Donald H. Gips	48	Group Vice President

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons', Inc. ("PKS") since the split-off in 1998. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., MidAmerican Energy Holdings Company, and Valmont Industries, Inc. Mr. Scott is the Chairman of the Board of Directors.

        James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until July 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996.

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

        Sunit S. Patel has been Chief Financial Officer since May 2003 and a Group Vice President of the Company since March 13, 2003. Prior to that, Mr. Patel was Chief Financial Officer of Looking Glass Networks, Inc., a provider of metropolitan fiber optic networks, from April 2000 until March 2003. Mr. Patel was Treasurer of WorldCom Inc. and MCIWorldcom Inc., each long distance telephone services providers from 1997 to March 2000. From 1994 to 1997, Mr. Patel was Treasurer of MFS Communications Company Inc., a competitive local exchange carrier. On October 15, 2007, the Company announced that it has begun a search for a new Chief Financial Officer, and that Mr. Patel is expected to remain with the Company during the transition.

        John Neil Hobbs has been Executive Vice President Sales and Operations since January 2008. Mr. Hobbs has responsibility for our Wholesale Markets Group, Business Markets Group and Global Network Services. Prior to that, Mr. Hobbs was President Global Network Services from August 2006 to January 2008. Prior to that, Mr. Hobbs was Executive Vice President Sales and Marketing from January 2006 to August 2006. Prior to that, Mr. Hobbs was Group Vice President Global Sales from September 2000 to January 2006. Prior to that, Mr. Hobbs was President, Global Accounts for Concert, a joint venture between AT&T and British Telecom from July 1999 until September 2000. Prior to that, Mr. Hobbs was Director Transition and Implementation for the formation of Concert representing British Telecom from June 1998 until July 1999. From April 1997 until June 1998, Mr. Hobbs was British Telecom's General Manager for Global Sales & Service and from April 1994 until April 1997, Mr. Hobbs was British Telecom's General Manager for Corporate Clients.

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

        Douglas C. Eby has been a director of the Company since August 2007. Mr. Eby is chairman and CEO of TimePartners LLC, an investment advisory firm since 2004. Prior to that from April 1997 until September 2007, Mr. Eby was President of Torray LLC, an registered investment advisory firm, having joined Torray LLC in 1992. Mr. Eby is also a member of the Board of Directors of Markel Corporation, CBRE Realty Finance, Inc. and Suburban Healthcare System. Since July 2007, Mr. Eby is also the Chairman of the Board of the Boys and Girls Clubs of Greater Washington, D.C.

        Admiral James O. Ellis, Jr. U.S. Navy (ret.) has been a director of the Company since March 2005. Effective May 18, 2005, Admiral Ellis became the president and chief executive officer of the Institute of Nuclear Power Operations or INPO, a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Admiral Ellis most recently served as Commander, U.S. Strategic Command in Omaha, Nebraska, before retiring in July 2004 after 35 years of service in the U.S. Navy, as Commander of the Strategic Command. In his Naval career, he held numerous commands. A graduate of the U.S. Naval Academy, he also holds M.S. degrees in Aerospace Engineering from the Georgia Institute of Technology and in Aeronautical Systems from the University of West Florida. He served as a Naval aviator and was a graduate of the U.S. Naval Test Pilot School. Admiral Ellis is also a member of the Board of Directors of Lockheed Martin Corporation and Inmarsat PLC. Admiral Ellis is the Chairman of the Nominating and Governance committee.

        Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros has been a private investor for more than the past five years. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993. Mr. Jaros is the Chairman of the Compensation Committee.

        Robert E. Julian has been a director of the Company since March 1998. Mr. Julian has been a private investor for more than the past five years. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is a member of the Audit Committee and the Compensation Committee.

        Michael J. Mahoney has been a director of the Company since August 2007. Mr. Mahoney is a private investor since March 2007. From 2000 until March 2007, Mr. Mahoney was the president and chief executive officer of Commonwealth Telephone Enterprises. Prior to that, from 1997 until 2000, Mr. Mahoney was president and chief operating officer of RCN Corporation. Mr. Mahoney also served as president and chief operating officer of C-TEC Corporation from 1993 until 1997. Mr. Mahoney is a member of the Board of Trustees of Wilkes University.

        Arun Netravali has been a director of the Company since April 2003. Mr. Netravali is currently the managing partner of OmniCapital Group LLC, a venture capital firm since November 2004. Mr. Netravali was a private investor from April 2003 until November 2004. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent's Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies. Mr. Netravali is a director of LSI Corporation. Mr. Netravali is a member of the Compensation Committee.

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been a private investor since February 2005. Mr. Reed is also a Director of and Chairman of the Audit Committee of First National Bank of Omaha. Mr. Reed is also Chairman of the Board of Alegent Health, a health care system headquartered in Omaha, Nebraska and a member of the Board and Chairman of the Audit Committee of Father Flanagan's Boys' Home located in Boys Town, Nebraska. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen LLP. Mr. Reed is the Chairman of the Audit Committee and a member of the Nominating and Governance Committee.

        Michael B. Yanney has been a director of the Company since March 1998. He has served as Chairman of the Board of The Burlington Capital Group, LLC (formerly known as America First Companies L.L.C.) for more than the last five years. Mr. Yanney also served as President and Chief Executive Officer of The Burlington Capital Group, LLC. Mr. Yanney is a member of the Nominating and Governance Committee.

        Dr. Albert C. Yates has been a director of the Company since March 2005. Dr. Yates retired after 13 years as president of Colorado State University in Fort Collins, Colorado in June 2003. He was also chancellor of the Colorado State University System until October 2003, and is a former member of the board of the Federal Reserve Board of Kansas City-Denver Branch and the board of directors of First Interstate Bank and Molson Coors Brewing Company. He currently serves as a director of Centennial Bank Holdings, Inc. and StarTek, Inc. Dr. Yates is a member of the Audit Committee.

        Raouf F. Abdel has been President Business Markets Group since February 2007. Prior to that, Mr. Abdel was Group Vice President of Integration and Development Services from March 2006 to February 2007. Prior to those roles, Mr. Abdel was Senior Vice President of Integration and Development Services from November 2005 to March 2006, responsible for managing Level 3's integration and systems and process development. Prior to that, Mr. Abdel was Senior Vice President of Product Development from September 2003 to November 2005, responsible for developing and managing Level 3 product development activities. Prior to that, Mr. Abdel was Senior Vice President of M&A Integration from March 2002 to September 2003, responsible for managing the execution of Level 3's integration activities. From July 2000 until March 2002, Mr. Abdel was Senior Vice President of Network Deployment, and from September 1999 until July 2000, Mr. Abdel was Vice President of Colocation Services. Mr. Abdel joined Level 3 in February 1998 as Senior Director of Construction.

        Sureel A. Choksi has been Chief Marketing Officer since January 2008, responsible for product management and marketing. Prior to that, Mr. Choksi was President Wholesale Markets Group from August 2006 to January 2008. Prior to that, Mr. Choksi was Executive Vice President of Switched Services from January 2006 to August 2006. Prior to this role, Mr. Choksi was Executive Vice President of Services from November 2004 to January 2006, responsible for developing and managing Level 3's communications services. Prior to that, Mr. Choksi was Executive Vice President Softswitch Services from January 2004 and Group Vice President Transport and Infrastructure from May 2003 until

January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

        Andrew Crouch has been the President of the Wholesale Markets Group since January 2008, after serving as Group Vice President of Sales for the Wholesale Markets Group beginning in April 2006. Prior to that, Mr. Crouch served as the Senior Vice President of the Carrier Channel from January 2005 to April 2006, and Senior Vice President of the Enterprise Voice Services from January 2004 to January 2005. Mr. Crouch began his career at Level 3 in November 2001 as the Senior Vice President of Sales for the Cable and ISP Channel and held this position until December 2003. Before joining Level 3, Mr. Crouch served as the Deputy General Manager within the Corporate Clients Division at British Telecom. He also served as the Vice President of Commercial Operations for Concert Communications, a joint venture between British Telecom and AT&T from January 2000 to October 2001.

        John F. Waters, Jr. has been President Operations, Chief Technology Officer since January 2008. Prior to that, Mr. Waters was Executive Vice President, Chief Technology Officer from January 2004 to January 2008. Prior to that, Mr. Waters was Group Vice President and Chief Technology Officer of the Company from February 2000 to January 2004. Prior to that, Mr. Waters was Vice President, Engineering of the Company from November 1997 until February 1, 2000. Prior to that, Mr. Waters was an executive staff member of MCI Communications from 1994 to November 1997.

        Kevin T. Hart has been Chief Information officer since January 2008. Prior to that, Mr. Hart was Group Vice President Global Systems Development and Chief Information Officer from January 2005 to 2008. Prior to that, Mr. Hart was Vice President of Telecommunications, Media & Entertainment at Capgemini (formerly Ernst & Young), a management consulting firms in Dallas, Texas, for over nine years. In that role, he was responsible for the overall growth and direction of the organization's Communications Operations Support Systems, Billing/Business Support Systems and the Network Management Systems service offerings and delivery. Prior to joining Capgemini's management consulting practice, he held the positions of Director of Strategic Planning at International Paper and Manager of Operations at SBC Communications.

        Margaret E. Porfido has been Chief Human Resources Officer since May 2007. Prior to that, Ms. Porfido was Senior Vice President Executive Operations from February 2000, acting as the chief of staff to Kevin J. O'Hara, Level 3's president and chief operating officer. Ms. Porfido joined Level 3 in September 1998 as Vice President Business Development. Prior to joining Level 3, Ms. Porfido served as Chief of Staff and chief legal adviser to Colorado Governor Roy Romer. Prior to her government service, Ms. Porfido was an attorney in private practice.

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

        At our 2008 Annual Meeting of Stockholders, the term of office of all of our directors will expire. At each annual meeting of stockholders, successors to the directors will be elected for a one-year term.

Our officers are elected annually to serve until each successor is elected and qualified or until his or her death, resignation or removal.

        We believe that the members of the Audit Committee are independent within the meaning of the listing standards of The NASDAQ Stock Market, LLC. The Board has determined that Mr. John T. Reed, Chairman of the Audit Committee, qualifies as a "financial expert" as defined by the Securities and Exchange Commission. The Board considered Mr. Reed's credentials and financial background and found that he was qualified to serve as the "financial expert."

Our website

        Our website is www.level3.com. We caution you that any information that is included in our website is not part of this Form 10-K.

Code of Ethics

        We have adopted a code of ethics that complies with the standards mandated by the Sarbanes-Oxley Act of 2002. The complete code of ethics is available on our website at www.level3.com. At any time that the code of ethics is not available on our website, we will provide a copy upon written request made to Investor Relations, Level 3 Communications, Inc., 1025 Eldorado Blvd., Broomfield, Colorado 80021. We caution you that any information that is included in our website is not part of this Form 10-K. If we amend the code of ethics, or grant any waiver from a provision of the code of ethics that applies to our executive officers or directors, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.level3.com or by filing a Form 8-K with the Securities and Exchange Commission or SEC.

SEC Filings

        Our Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Section 16(a)—Beneficial Ownership Reporting Compliance

        Except as described below, to our knowledge, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of our common stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934. On one occasion, Dr. Albert C. Yates filed a late Form 4 to report an open market purchase of our common stock.

Employees

        As of December 31, 2007, we had approximately 6,680 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

Item 1A.    RISK FACTORS

Forward Looking Statements

        We, or our representatives, from time to time may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our Quarterly Reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like "expects," "anticipates" or "believes" to identify forward-looking statements.

        We wish to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in these forward-looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in a rapidly changing business, and new risk factors emerge from time to time. We cannot predict every risk factor, nor can we assess the effect, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in our expectations.

Risks Related to Our Businesses

Communications Group

        Our financial condition and growth depends upon the successful integration of our acquired businesses. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

        Achieving the anticipated benefits of the acquisitions that we have completed starting in December 2005 will depend in part upon whether we can integrate our businesses in an efficient and effective manner.

        Since December 2005, we have acquired, in chronological order, WilTel Communications Group, LLC, Progress Telecom, LLC, ICG Communications, Inc., TelCove, Inc., Looking Glass Networks Holding Co., Inc., Broadwing Corporation, the CDN services business of SAVVIS, and Servecast Limited. In the future we may acquire additional businesses in accordance with our business strategy. The integration of our acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

  •
  demands on management related to the significant increase in size after the acquisition;

  •
  the disruption of ongoing business and the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  failure to fully achieve expected synergies and costs savings;

  •
  unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies;

  •
  loss of customers or the failure of customers to order incremental services that we expect them to order;

  •
  failure to provision services that are ordered by customers during the integration period;

  •
  higher integration costs than anticipated; and

  •
  difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom are geographically dispersed.

        Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.

        We cannot be certain that we will realize our anticipated benefits from our acquisitions, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to integrate the acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we would be likely to experience material adverse effects on our business, financial condition, results of operations and future prospects.

We need to continue to increase the volume of traffic on our network to become profitable.

        We must continue to increase the volume of data, voice and content transmissions on our communications network at acceptable prices in order to realize our targets for anticipated revenue growth, cash flow, operating efficiencies and the cost benefits of our network. If we do not maintain or improve our current relationships with existing customers and develop new large volume and enterprise customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

        If technology that is necessary for us to provide our services was determined by a court to infringe a patent held by another entity that is unwilling to grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and would likely be required to pay a significant monetary damages award to the patent-holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease using the relevant technology and offering services incorporating the technology. In the event that a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome of the suit.

        While our own extensive patent portfolio may deter other operating companies from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies, commonly referred to as patent "trolls," do not provide services or use technology, the assertion of our own patents by way of counter-claim would be largely ineffective. We have already been the subject of time-consuming and expensive patent litigation brought by certain patent holding companies and we can reasonably expect that we will face further claims in the future, particularly if legislation now pending in Congress is not enacted in a way that will decrease the number and frequency of claims by patent trolls.

Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.

        Our business depends on our ability to continue to develop effective business support systems. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisitions. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

  •
  accepting and inputting customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  billing for these services.

        Because our business provides for continued rapid growth in the number of customers that we serve and the volume of services offered and requires the integration of acquired companies' business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions and meet our financial goals and objectives.

Our revenue is concentrated in a limited number of customers.

        A significant portion of our communications revenue is concentrated among a limited number of customers. For the year ended December 31, 2007, our top ten customers represented approximately 34% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries, including SBC Communications, BellSouth and AT&T Mobility (assuming those subsidiaries were wholly owned by AT&T for all of 2007), represented approximately 15% of our consolidated total revenue for 2007. The next largest customer accounted for approximately 5% of our consolidated total revenue and most of the remaining top ten customers each account for 3% or less of our consolidated total revenue. If we lost one or more of our top five customers, or if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.

        In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, now known as AT&T. We expect that the revenue generated under this contract will continue to decline over time as SBC Communications migrates its traffic from our network to the merged SBC and AT&T Communications network that SBC Communications acquired when it purchased the former AT&T.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

        Our operations depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption in service could result in lost profits or other losses to customers. Although we limit our liability for service failures in our service agreements to limited service credits, generally in the form of free service for a short period of time, a court might not enforce these limitations on liability, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments as a result of service interruptions, we may be obligated to provide service credits to our customers, which could negatively affect our operating results.

        The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could result in the interruption of customer service until necessary repairs are effected or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches, computer viruses, or other causes. These failures, faults or errors could cause delays, service interruptions, expose us to customer liability, or require expensive modifications that could significantly hurt our business.

There is no guarantee that we will be successful in increasing sales of our content distribution service offering.

        As we believe that one of the largest sources of future incremental demand for our communications services will be derived from customers that are seeking to distribute their feature rich content, applications or video over the Internet, we purchased the content distribution network or CDN assets of SAVVIS, Inc. in January 2007 and we purchased Servecast Limited in July 2007. Although we have sold high speed Internet access, transport and colocation services since the late 1990's, we have only been selling our CDN services since January 2007. As a result, there are many difficulties that we may encounter, including customer acceptance, intellectual property matters, technological issues, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

Failure to develop and introduce new services could affect our ability to compete in the industry.

        We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually-acceptable terms with vendors and on vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

Rapid technological changes can lead to further competition.

        The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services or technologies, as well as the further development of existing services and technologies may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment or obsolete technology. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. Failure to do so could have a material adverse effect on our business.

During our communications business operating history we have generated substantial losses, and we expect to continue to generate losses.

        The development of our communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative cash flow from operating activities and substantial net losses for the near future. For the fiscal years ended December 31, 2007 and December 31, 2006, we incurred losses from continuing operations of approximately $1.114 billion and $790 million, respectively. We expect to continue to experience losses, and we may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt, or fund other business needs.

        We will need to continue to expand and adapt our network in order to remain competitive, which may require significant additional funding. Additional expansion and adaptations of our communications network's electronic and software components will be necessary in order to respond to:

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

The market prices for certain of our communications services have decreased in the past and may decrease in the future, resulting in lower revenue than we anticipate.

        Over the past few years, the market prices for certain of our communications services have decreased. These decreases resulted from downward market pressure and other factors including:

  •
  technological changes and network expansions which have resulted in increased transmission capacity available for sale by us and by our competitors;

  •
  some of our customer agreements contain volume-based pricing or other contractually agreed-upon decreases in prices during the term of the respective agreements; and

  •
  some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenues.

        In order to retain customers and revenue, we often must reduce prices in response to market conditions and trends. As our prices for some of our communications services decrease, our operating results may suffer unless we are unable to either reduce our operating expenses or increase traffic volume from which we can derive additional revenue.

        We expect revenue from our managed modem services to continue to decline, primarily due to:

  •
  an increase in the number of subscribers migrating to broadband services;

  •
  continued pricing pressures; and

  •
  declining customer obligations under existing contractual arrangements.

We may be liable for the information that content owners or distributers distribute over our network.

        The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. We may become subject to legal claims relating to the content disseminated on our network, even though such content is owned or distributed by our customers or a customer of our customers. For example, lawsuits may be brought against us claiming that material distributed using our network was inaccurate, offensive, or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for us to monitor all of the content which is distributed using our network. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

The need to obtain additional capacity for our network from other providers increases our costs.

        We use network resources owned by other companies for portions of our network both in North America and in Europe. We obtain the right to use such network portions, including both telecommunications capacity and rights to use dark fiber, through operating leases and IRU agreements. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease or IRU suffers financial distress or bankruptcy, we may not be able to enforce our rights to use these network assets or, even if we could continue to use these network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used.

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

        Our businesses are managed by a small number of key executive officers, including James Q. Crowe, Chief Executive Officer, Kevin J. O'Hara, President and Chief Operating Officer and Charles C. Miller, III, Vice Chairman and Executive Vice President. The loss of any of these key executive officers could have a material adverse effect on our business.

We must obtain and maintain permits and rights-of-way to operate our network.

        If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights-of-way needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the franchises, permits or rights-of-way that are obtained could materially adversely affect our business. Our communications operating subsidiaries are defendants in several lawsuits that, among other things, challenge the subsidiaries' use of rights-of-way. The plaintiffs have sought to have these lawsuits certified as class actions. It is possible that additional suits challenging use of our rights-of-way will be filed and that those plaintiffs also may seek class certification. The outcome of such litigation may increase our costs and adversely affect our operating results.

Termination of relationships with key suppliers could cause delay and additional costs.

        Our business is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated or a supplier fails to provide critical services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business could be materially adversely affected.

AT&T and Verizon may not provide us local access services at prices which allow us to effectively compete.

        We acquire a significant portion of our local access services, the connection between our owned network and the customer premises, from incumbent local exchange carriers or ILECs. With the recent acquisitions by AT&T and Verizon, the ILECs now compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning, we may be at a competitive disadvantage to the ILECs.

The success of our subscriber based VoIP services is dependent on the growth and public acceptance of VoIP telephony in general.

        The success of our subscriber based VoIP services is dependent upon future demand for VoIP telephony services in general in the marketplace. In order for the IP telephony market to continue to grow, several things may need to occur, including the following:

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

        Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect our business and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities), completing interconnection agreements with incumbent local exchange carriers, or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our business. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on our business.

        Federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional Federal Communications Commission, or FCC, rulemaking. As a result, we cannot predict the legislation's effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important issues. These actions could have a material adverse effect on our business.

The law in certain countries currently does not permit us to offer services directly in those countries.

        Ownership of telecommunications facilities that originate or terminate traffic in certain countries, such as Canada and China, is currently limited to nationals of those countries. This restriction hinders our entry into those markets.

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

        The communications industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

  •
  the consolidation in the industry, led by AT&T and Verizon;

  •
  allowing foreign carriers to more extensively compete in the U.S. market;

  •
  further technological advances; and

  •
  further deregulation and other regulatory initiatives.

        If we are unable to compete successfully, our business could be significantly affected.

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

        We continually evaluate potential investments and strategic opportunities to expand our network, enhance connectivity and add traffic to our network. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to risks such as:

  •
  the difficulty of identifying appropriate investments, strategic allies or opportunities on terms acceptable to us;

  •
  the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

  •
  potential regulatory issues applicable to the telecommunications business;

  •
  the loss or reduction in value of the capital investment;

  •
  our inability to capitalize on the opportunities presented by these arrangements; and

  •
  the possibility of insolvency of a strategic ally.

        There can be no assurance that we would successfully overcome these risks or any other problems encountered with these investments, strategic alliances or similar arrangements.

Other Operations

Environmental liabilities from our historical operations could be material.

        There could be environmental liabilities arising from historical operations of our predecessors, for which we may be liable. Our operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. We have made and will continue to make significant expenditures relating to our environmental compliance obligations. Despite our best efforts, we may not at all times be in compliance with all of these requirements.

        In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 148 properties as of February 15, 2008. We are engaged in addressing or have liquidated environmental liabilities at 70 of those properties. Of these: (a) we have formal commitments or other potential future costs at 14 sites; (b) there are 10 sites with minimal future costs; (c) there are 11 sites with unknown future costs and (d) there are 35 sites with no likely future costs. The remaining 78 properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

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

        If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders and noteholders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

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

        We had substantial deficiencies of earnings to cover fixed charges of approximately $1.068 billion for the fiscal year ended December 31, 2007. We had deficiencies of earnings to cover fixed charges of $720 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004 and $681 million for the fiscal year 2003.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2007, we had an aggregate of approximately $6.864 billion of long-term debt on a consolidated basis and including current maturities, and approximately $1.07 billion of stockholders' equity.

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

        As of December 31, 2007, we had net operating loss carry forwards of approximately $9.5 billion for federal income tax purposes, including $953 million of net operating loss carry forwards from acquired companies after limitations that existed at the date of acquisition or that resulted from the acquisitions or both. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carry forwards and certain current deductions against any taxable income it achieves in future periods.

        We have entered into transactions over the last three years resulting in significant cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above-noted Internal Revenue Code imposed limitations, such transactions would prevent us from fully utilizing net operating loss carry forwards and certain current deductions to reduce income taxes.

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

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be affected by this process, particular attention has been focused recently on the telecommunications industry and companies' interpretations of generally accepted accounting principles.

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders.

        We may issue equity in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced.

If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

        We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. In addition, shares of our common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.

Anti-takeover provisions in our charter and by-laws could limit the share price and delay a change of management.

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

  •
  limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

  •
  authorize our board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

        In addition, the terms of most of our long term debt require that upon a "change of control," as defined in the agreements that contain the terms and conditions of the long term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.

        These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

The market price of our common stock has been volatile and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors.

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

        Additionally, we lease approximately 121,180 square feet of office and technical space in a building located at 180 Peachtree Street, NW in Atlanta, Georgia. We also lease approximately 213,594 square feet of office and technical space in the building known as One Technology Center located at 100 South Cincinnati Avenue in Tulsa, Oklahoma and approximately 54,000 square feet of office space in the Southpointe office park in Canonsburg, Pennsylvania, comprised of approximately 42,500 square feet in the building located at 121 Champion Way and approximately an additional 11,300 square feet in the building located at 601 Technology Drive. We also lease approximately 130,000 square feet of office space in a building located at 1122 South Capital of Texas Highway in Austin, Texas. In Europe, we have approximately 211,000 square feet of office space in the United Kingdom and approximately 3,000 square feet of office space in France.

        Properties relating to our network operations in the communications business are described under "ITEM 1. BUSINESS—Our Communications Network" above.

        Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We ended 2007 with approximately 6.9 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.6 million square feet of this space. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements.

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

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol "LVLT." As of February 26, 2008, there were 7,890 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the NASDAQ Global Select Market of The NASDAQ Stock Market LLC.

Year Ended December 31, 2007	High	Low
First Quarter	$6.76	$5.57
Second Quarter	6.26	5.26
Third Quarter	6.41	4.46
Fourth Quarter	5.04	2.82

Year Ended December 31, 2006	High	Low
First Quarter	$5.60	$2.73
Second Quarter	5.72	3.78
Third Quarter	5.46	3.44
Fourth Quarter	6.02	4.93

  Equity Compensation Plan Information.

        We have only one equity compensation plan—The 1995 Stock Plan, as amended—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	38,503,698	†	$4.45	†‡	91,780,820
Equity compensation plans not approved by stockholders	0		$0.00		0

†
Includes awards of nonqualified stock options, restricted stock, restricted stock units and outperform stock options or outperform stock appreciation units ("OSOs"). For purposes of this table, OSOs are considered to use a single share of our common stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding nonqualified stock options and OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

        Recipients of OSOs do not realize any value from these awards unless our common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index (or less than the corresponding loss on the S&P 500® Index for grants awarded before September 30, 2005), the value received for awards under the OSO program is based on a formula involving a multiplier related to the level by which our common stock outperforms the S&P 500® Index. To the extent that our common stock outperforms the S&P 500® Index, the value of OSO units to a holder may exceed the value of nonqualified stock options.

        The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time, which we refer to as the Adjusted Strike Price, until the exercise date or the vesting date, as the case may be. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of exercise or vesting, as the case may be. Beginning on April 1, 2007, OSO units are awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100 percent on the third anniversary of the date of the award and will fully settle on that date. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007.

        The value of the OSO increases for increasing levels of outperformance. OSO units have a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

        The Pre-multiplier gain is our common stock price minus the Adjusted Strike Price on the date of exercise or the vesting date, as the case may be. Unlike the exercise of a non-qualified stock option, in the situation where the outperformance is 11 percent or greater, the number of shares of our common stock issued upon exercise or vesting of an OSO may be up to four times the number of OSOs awarded.

        Dividend Policy.    Our current dividend policy, in effect since April 1, 1998, is to retain future earnings for use in our business. As a result, our directors and management do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. In addition, under certain of our debt covenants we may be restricted from paying cash dividends on shares of our common stock.

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

        The graph compares the cumulative total return of our common stock for the five year period from 2003 through 2007 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2002, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/02	12/03	12/04	12/05	12/06	12/07
Level 3 Common Stock	100.00	116.33	69.18	58.57	114.29	62.04
S&P 500® Index	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Telecommunications	100.00	188.26	199.05	192.21	244.42	253.15

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1)
	2007	2006	2005	2004	2003
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$4,269	$3,378	$1,719	$1,776	$2,027
Loss from continuing operations(2)	(1,114)	(790)	(707)	(478)	(695)
Income (loss) from discontinued operations(3)	—	46	69	20	(21)
Net loss	(1,114)	(744)	(638)	(458)	(711)
Per Common Share:
Loss from continuing operations(2)	(0.73)	(0.79)	(1.01)	(0.70)	(1.23)
Income (loss) from discontinued operations(3)	—	0.05	0.10	0.03	(0.04)
Net loss	(0.73)	(0.74)	(0.91)	(0.67)	(1.26)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	10,245	9,994	8,277	7,544	8,302
Current portion of long-term debt(5)	32	5	—	143	124
Long-term debt, less current portion(5)	6,832	7,357	6,023	5,067	5,249
Stockholders' equity (deficit)(6)	1,070	374	(476)	(157)	181

(1)
The operating results of Software Spectrum, Inc. ("Software Spectrum"), which was sold in 2006, (i)Structure, LLC ("(i)Structure"), which was sold in 2005, the Midwest Fiber Optic Network business acquired from Genuity, Inc. in 2003 and sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned each business.

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

The Company purchased Progress Telecom, LLC ("Progress Telecom") on March 20, 2006; ICG Communications, Inc. ("ICG Communications") on May 31, 2006; TelCove, Inc. ("TelCove") on July 24, 2006 and Looking Glass Networks Holding Co., Inc. ("Looking Glass") on August 2, 2006. The WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations and financial position are included in the consolidated financial statements from the respective dates of their acquisition. During 2006, the Company recorded revenue attributable to Progress Telecom of $49 million, ICG Communications of $46 million, TelCove of $166 million and Looking Glass of $33 million.

The Company purchased Broadwing Corporation ("Broadwing") on January 3, 2007; the Content Delivery Network services business of SAVVIS, Inc. (the "CDN Business") on January 23, 2007 and Servecast Limited on July 11, 2007. During 2007, the Company recorded revenue attributable to Broadwing of $946 million, the CDN Business of $17 million and Servecast of $3 million.

(2)
In 2003, the Company recognized approximately $346 million of termination and settlement revenue, $45 million of impairment and restructuring charges, a gain of approximately $70 million from the sale of "91 Express Lanes" toll road assets, $200 million of induced conversion expenses attributable to the exchange of the Company's convertible debt securities, and a gain of $41 million as a result of the early extinguishment of long-term debt.

In 2004, the Company recognized a gain of $197 million as a result of the early extinguishments of certain long-term debt and $113 million of termination revenue.

In 2005, the Company recognized $133 million of termination revenue and approximately $23 million of impairment and restructuring charges.

In 2006, the Company recognized $11 million of termination revenue, approximately $13 million of impairment and restructuring charges, and a loss on early extinguishment of debt of $83 million as a result of the amendment and restatement of its senior secured credit facility and certain debt exchanges and redemptions.

In 2007, the Company recognized $10 million of termination revenue, approximately $12 million of impairment and restructuring charges, and a loss on early extinguishment of debt of $427 million as a result of the refinancing of its senior secured credit agreement and certain debt exchanges, redemptions and repurchases. The Company also recognized a gain of $37 million on the sale of marketable equity securities and a tax benefit of $23 million related to certain state tax matters.

(3)
In 2005, the Company sold (i)Structure and recognized a gain on the sale of $49 million. For fiscal years 2005 and 2004, (i)Structure revenue approximated costs. The loss from operations was $17 million in 2003 for (i)Structure.

In 2006, the Company sold Software Spectrum and recognized a gain on the sale of $33 million. The income (loss) from the operations of Software Spectrum including the contact services business sold in 2003 were $13 million, $20 million, $20 million and $(16) million for the fiscal years 2006, 2005, 2004 and 2003, respectively.

(4)
The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, the Company is restricted under certain covenants from paying cash dividends on shares of its common stock.

(5)
In 2003, the Company received net proceeds of $848 million from the issuance of $374 million of 2.875% Convertible Senior Notes due 2010 and the issuance by its wholly owned subsidiary of $500 million of 10.75% Senior Notes due 2011. The Company completed a debt exchange whereby the Company issued $295 million (face amount) of 9% Convertible Senior Discount Notes due 2013 and common stock in exchange for $352 million (book value) of long-term debt. In addition, Level 3 using cash on hand, restricted cash and the proceeds from the issuance of the 10.75% Senior Notes due 2011, repaid in full, the $1.125 billion purchase money indebtedness outstanding under the Senior Secured Credit Facility. Also in 2003, the Company repurchased, using common stock, approximately $1.007 billion face amount of its long-term debt and recognized a gain of approximately $41 million as a result of the early extinguishment of debt.

In 2004, the Company received net proceeds of $987 million from the issuance of a $730 million Senior Secured Term Loan due 2011 and the issuance of $345 million of 5.25% Convertible Senior Notes due 2011. The Company used the net proceeds to repay portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company repurchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the repurchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions. Also in 2004, the Company paid approximately $54 million and assumed certain obligations to extinguish a Genuity capital lease obligation and recognized a gain of $147 million on the transaction.

In 2005, the Company received net proceeds of $877 million from the issuance of $880 million of 10% Convertible Senior Notes due 2011. Also in 2005, a wholly owned subsidiary of the Company received net proceeds of $66 million from the completion of a refinancing of the mortgage of its corporate headquarters. The subsidiary entered into a new mortgage loan of $70 million at an initial fixed rate of 6.86% through 2010.

In 2006, the Company received net proceeds of $142 million from the issuance by its wholly owned subsidiary of $150 million of Floating Rate Senior Notes due 2011, net proceeds of $538 million from the issuance of $550 million of 12.25% Senior Notes due 2013, net proceeds of $326 million from its issuance of $335 million of 3.5% Convertible Senior Notes due 2012 and net proceeds of $1.239 billion (excluding prepaid interest) from the issuance by its wholly owned subsidiary of $1.250 billion of 9.25% Senior Notes due 2014. Also in 2006, the Company exchanged a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for $46 million of cash and $692 million aggregate principal of new 11.5% Senior Notes due 2010. In addition, the Company redeemed the remaining outstanding 9.125% Senior Notes due 2008 totaling $398 million, 10.5% Senior Discount Notes due 2008 totaling $62 million and repurchased 99.3% of its wholly owned subsidiary's 10.75% Senior Notes due 2011 totaling $497 million.

In 2007, the Company received net proceeds of $982 million from the issuance by its wholly owned subsidiary of 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015 and net proceeds of $1.382 billion for the refinancing of its senior secured credit agreement. In connection with the refinancing of the senior secured credit agreement the borrower repaid its $730 million Senior Secured Term Loan due 2011. In 2007, the Company redeemed $488 million of its outstanding 12.875% Senior Notes due 2010, $96 million of outstanding 11.25% Senior Notes due 2010 and $138 million (€104 million) of outstanding 11.25% Senior Euro Notes due 2010. Also in 2007, the Company's wholly owned subsidiary repurchased $144 million of its outstanding Floating Rate Senior Notes due 2011, the Company repurchased $59 million of its outstanding 11% Senior Notes due 2008, $677 million of its outstanding 11.5% Senior Notes due 2010 and $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008. The Company also completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of common stock during 2007. The Company also converted or repurchased $180 million of Broadwing's outstanding 3.125% Convertible Senior Debentures due 2026 through the issuance of 17 million shares of common stock and the payment of $106 million in cash in 2007.

(6)
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

In 2007, the Company issued 197 million shares of common stock in exchange for $605 million of its 10% Convertible Senior Notes due 2011. The Company also issued 123 million shares of common stock, valued at approximately $688 million, as the stock portion of the purchase price to acquire Broadwing Corporation. Also in 2007, the Company issued 17 million shares of common stock in connection with the conversion of $179 million of Broadwing's outstanding 3.125% Convertible Senior Debentures due 2026.

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

        The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto), included elsewhere herein.

        Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications business, with additional operations in coal mining.

Communication Services

        The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2007, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 14 years.

        The Company separates its communications services into three separate categories:

  •
  Core Communications Services;

  •
  Other Communications Services; and

  •
  SBC Contract Services.

        Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company's Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services, including the Company's mature managed modem business and its related reciprocal compensation. For 2007, the Core Communications Services category included revenue from transport and infrastructure, IP and data services, voice and Level 3 Vyvx video and advertising distribution services. The Other Communications Services category includes revenue from managed modem and related reciprocal compensation and the legacy managed IP service business. The SBC Contract Services category includes all the revenue related to the SBC Master Services Agreement, which was included in the acquisition of WilTel Communications Group, LLC ("WilTel").

        The Company's transport and infrastructure services include metropolitan and intercity wavelengths, private line, ethernet private line, dark fiber, colocation services, professional services and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for primarily private line, wavelength or dark fiber services. An increase in demand may be partially offset by declines in unit pricing.

        IP and data services primarily include the Company's high-speed Internet access service, dedicated Internet access ("DIA") service, ATM and frame relay services, IP and ethernet virtual private network ("VPN") services, and content delivery network ("CDN") services, which includes streaming services. Level 3's high-speed Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company's VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        The Company believes that one of the largest sources of future incremental demand for the Company's Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. This market is currently characterized by significant price compression and very high levels of unit growth rates, resulting in growth in absolute revenue. The Company experienced price compression in the high-speed IP market of over 30% in 2007 and expects that its pricing for high-speed IP services will continue to decline in 2008 at similar rates.

        The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as certain competitors aggressively pursued this business. However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer's requirements. For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing moderate price compression and, in some cases, prices are increasing.

        The Company offers voice services that target large and existing markets. The revenue potential for voice services is large; however, the revenue and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

        The Company, through its Level 3 Vyvx business, provides audio and video programming for its customers over the Company's fiber-optic network and via satellite. It uses the Company's fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

        For live events where the location is not known in advance, such as breaking news stories in remote locations, the Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Level 3's Vyvx's customers for these services contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

        Level 3 Vyvx also distributes advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

        On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC ("Vyvx Ads") to DG FastChannel, Inc. for $129 million in cash. The sale is expected to close in the second quarter of 2008. Revenue from the Vyvx Ads business totaled approximately $36 million, $35 million and less than $1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The results of operations for the Vyvx Ads business are included in continuing operations from when it was acquired as part of the WilTel transaction in December 2005. The pending disposal of the Vyvx Ads business does not meet the criteria under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") for presentation as discontinued operations since the business is not considered an asset group as defined in SFAS No. 144.

        The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network ("CDN") services business (the "CDN Business") which it purchased on January 23, 2007 from SAVVIS, Inc. for approximately $133 million in cash (including transaction costs) and the acquisition of Dublin, Ireland based Servecast Limited, which it purchased on July 11, 2007, for approximately $46 million in cash (including transaction costs). The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market in which a number of competitors have significant, patented intellectual property. In early 2007 we embarked on a strategy to refine our capabilities to address the communications needs of those organizations that produce the content that individuals want to view over the Internet. This service offering includes high speed IP services, colocation services and services that cost effectively distribute the content that is produced for consumption over the Internet. We believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

        The Company's Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

        The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company's dial-up services, has been implementing a strategic change in its approach to its dial-up internet access business over the past 18 months that has accelerated the loss of its dial-up subscribers. During 2007, America Online's strategy accelerated the decline in Level 3 managed modem revenue and is expected to contribute to further declines in managed modem revenue in 2008. The Company recognized approximately $179 million of managed modem revenue in 2007, an approximate 37% decline from the $286 million of managed modem revenue recognized in 2006. The declines in managed modem revenue from America Online in 2007 have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in the second half of 2006 and the full year 2007. Level 3 believes that the low-cost structure of its network will enable it to compete aggressively for new business in the declining, but still significant, managed modem market.

        Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services. The Company also began to receive increasing amounts of reciprocal compensation from its voice services during 2007.

        Legacy managed IP services primarily include low-speed services over ATM technology and frame technology, as well as managed security services. The Company's legacy Internet access business consists primarily of a business that was acquired in the Genuity transaction in 2003. To date, the Company has elected not to pursue additional customers and to limit the capital invested in this component of its business.

        The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel ("SBC Contract Services Agreement") and was obtained in the WilTel acquisition. SBC Services Inc. became a subsidiary of AT&T Inc., (together "SBC"). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized $303 million of revenue under the SBC Contract Services Agreement during 2007. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009 and stipulates that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC's purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of December 31, 2007, SBC had satisfied $39 million of the $75 million gross margin purchase commitment. Level 3 expects that based on SBC's current level of spending, SBC will satisfy the remaining $36 million of gross margin purchase commitment in the first half of 2008.

        Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded annual revenue of $25 million in both 2006 and 2007 under the agreement. Of the annual amounts, 50% was based on monthly performance criteria and the remaining 50% was based on performance criteria for the full years. The performance-based incentive provisions of the agreement ended on December 31, 2007. Level 3 will not earn performance-based incentives in 2008 under the SBC Contract Services Agreement.

        As a result of the reductions in SBC Contract Services revenue and the overall increase in revenue from acquisition activity, concentration of revenue among a limited number of customers has decreased compared to previous periods. Level 3's top ten customers, including the SBC Contract Services revenue, represented 61% of total communications revenue in the first quarter of 2006, dropping to 36% of total communications revenue in the fourth quarter of 2007. Excluding the SBC Contract Services revenue, Level 3's top ten customers represented 39% of total communications revenue in the first quarter of 2006, dropping to 31% of total communications revenue in the fourth quarter of 2007. The Company expects the concentration of revenue from its top ten customers to continue to decline moderately in 2008 as the SBC Contract Services revenue continues to decline. However, if Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company's communications business would be materially and adversely affected.

        Level 3's management continues to review all of the Company's existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company's focus on the delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business segments or service offerings are not considered to be compatible with the delivery of the Company's services or with obtaining financial objectives, Level 3 may exit those lines of business segments or stop offering those services.

        The Company is focusing its attention on the following operational objectives:

  •
  growing revenue in Core Communications Services;

  •
  continuing to show improvements in Adjusted EBITDA as a percentage of revenue;

  •
  achieving sustainable generation of free cash flow;

  •
  completing the integration of acquired businesses;

  •
  growing its content delivery network services;

  •
  continuing to implement its metro network strategy; and

  •
  managing cash flows provided by its Other Communications Services and SBC Contract Services.

        Management of Level 3 believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the Company's future success.

        The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively. The Company decided to deploy the technology for additional routes in North America and Europe and completed the deployments on these routes in 2006. The Company completed an upgrade of its IP backbone technology in the fourth quarter of 2005. Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower its cost of providing its services.

        To expand its service offerings in Europe, the Company invested approximately $20 million for a dark fiber based expansion in Europe. During 2006, the Company obtained dark fiber primarily in those cities currently served by leased wavelength capacity and additionally in 2006 the Company completed an expansion of our European operations to nine additional cities. During 2007, the Company obtained dark fiber in three cities that had been served by leased wavelength capacity and additionally in 2007 the Company completed an expansion of its European operations to nine additional cities. In 2008, the Company expects to continue its European expansion to one additional city using leased wavelength capacity. The Company expects to use the dark fiber with appropriate transmission equipment to sell a full suite of transport and IP services.

        The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, LLC ("Progress Telecom"); ICG Communications, Inc. ("ICG Communications"); TelCove, Inc. ("TelCove") and Looking Glass Networks Holding Co., Inc. ("Looking Glass") in 2006; and Broadwing Corporation ("Broadwing"); the CDN Business and Servecast in 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

        The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must integrate the networks and support organizations, while maintaining the service quality levels expected by customers in order to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses will depend on the Company's ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage. If the Company is not able to efficiently and effectively integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

        During the second and third quarters of 2007, the Company's service activation times increased as a result of the following issues.

  •
  Continuing to use the multiple order entry and provisioning systems and processes that were operated by the acquired companies to provision end-to-end services.

  •
  Insufficient training on the multiple systems for employees performing service activation functions.

  •
  Lack of sufficient staffing levels in some service activation areas.

  •
  Identifying and fixing service activation throughput issues was challenging as a result of decentralizing service activation functions across the customer facing groups.

        This increase in service activation cycle time had a negative effect on the Company's service installation intervals and the rate of Core Communications Services revenue growth during the second, third and fourth quarters of 2007. During this same period, the Company also experienced challenges in its service management processes that resulted in longer response times to resolve customers' network service issues. As a result of consolidating key operational functions and organizations as part of the integration effort, the Company's operating environment became more complex in the first half of 2007.

        During the second and third quarters, the Company implemented certain process and organizational changes that were expected to improve service activation times and allow it to achieve its previously forecasted revenue and Adjusted EBITDA growth. However these changes were not adequate to address the breadth of the problems encountered during the third quarter. As a result of these service activation and service management issues, the growth in Communications Services Revenue and Adjusted EBITDA was lower than expected for the full year 2007 and is expected to be lower than originally forecasted in 2007 for the full year 2008.

        The Company has ongoing process and system development work that is being implemented as part of the integration efforts that is expected to address the service activation and service management issues described above as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed beginning in October 2007 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008. In addition, the Company is taking steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. During the fourth quarter of 2007, the Company improved its provisioning capability by both increasing resources and through process improvement. The Company believes that its customers' experiences with Level 3 have improved and the Company continues to make process and organizational changes to improve its capabilities in 2008.

        Level 3 has embarked on a strategy to expand its current metro presence. The strategy allows the Company to increasingly terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3's ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage. The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on the bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the Company's national and international networks. This metro strategy included the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy and as a result of the acquisition of TelCove in 2006 and Broadwing in 2007, the Company is also targeting enterprise customers directly through its Business Markets Group described in more detail below. With the acquisition of the CDN Business and Servecast in 2007, Level 3 embarked on a strategy to expand its content delivery network services in both the United States and Europe.

        The change in the composition of the Company's revenue requires the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services and SBC Contract Services.

        In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

  •
  The Wholesale Markets Group services the communications needs of the largest national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% of Core Communications Services revenue for 2007.

  •
  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business Markets Group represented 26% of Core Communications Services revenue for 2007.

  •
  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 11% of Core Communications Service revenue for 2007.

  •
  The European Markets Group serves large European consumers of bandwidth, including the European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications Services revenue for 2007.

        The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers. Beginning in 2008, the Company will disclose Core Communications Services revenue in dollars and as a percentage of total Core Communications Services revenue for each of its market groups, Wholesale, Business, Content and Europe.

        In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity and financial condition, including efforts to extend the maturity dates of certain debt and lowering the effective interest rate on its outstanding debt.

        In January 2007, in two separate transactions, the Company completed the exchange of $605 million of outstanding principal of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3's common stock. The Company recognized a $177 million loss on the exchanges in the first quarter of 2007.

        In February 2007, Level 3 Financing, Inc., a wholly owned subsidiary of Level 3 ("Level 3 Financing") issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3's communications business.

        In March 2007, Level 3 Financing refinanced its senior secured credit agreement and received net proceeds of $1.382 billion. The proceeds from this transaction were used to repay the existing $730 million senior secured credit agreement and other debt. The effect of this transaction was to increase the amount of senior secured debt from $730 million to $1.4 billion, reduce the interest rate on that debt from the London Interbank Offering Rate ("LIBOR") plus 3.00% to LIBOR plus 2.25% and extend the final maturity from 2011 to 2014. The Company recognized a $10 million loss on the extinguishment of the existing $730 million Senior Secured Term Loan due 2011 due to recognition of the remaining unamortized debt issuance costs.

        During the first quarter of 2007, the Company redeemed the entire outstanding principal of the following debt issuances totaling $722 million:

  •
  $488 million of 12.875% Senior Notes due 2010 at a price equal to 102.146 of the principal amount;

  •
  $96 million of 11.25% Senior Notes due 2010 at a price equal to 101.875 of the principal amount; and

  •
  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875 of the principal amount.

        Also during the first quarter of 2007, the respective issuers repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances:

  •
  $144 million of its outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment;

  •
  $59 million of its outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment;

  •
  $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment; and

  •
  $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment.

        The Company recognized a $240 million loss associated with the redemptions and repurchases in the first quarter of 2007. The cash portion of the loss on redemptions and tenders totaled $165 million and the remaining $75 million consisted of unamortized debt issuance costs and unamortized discounts.

        In the first quarter of 2007, for total cash consideration of $106 million and equity consideration of 17 million shares of common stock (valued at $97 million) all of Broadwing's outstanding $180 million aggregate principal amount of 3.125% Convertible Senior Debentures due 2026 were retired. These debentures were issued by Broadwing prior to Level 3's acquisition of Broadwing on January 3, 2007. There was no gain or loss recognized due to the fact that, under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

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

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2007 and 2006.

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

Non-Cash Compensation

        The Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") effective January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The Company adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in 1998. Therefore, the effect of applying the change from the original provisions of SFAS No. 123 on the Company's financial position or results of operations was insignificant. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such options are exercised. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Long-Lived Assets

        Property, plant and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with network expansions and the development of business support systems, primarily employee-related costs, are capitalized. The Company capitalized $102 million, $72 million and $51 million of cost, primarily direct labor and related employee benefits, in 2007, 2006 and 2005, respectively.

        Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 2-40 years. The total cost of a business support system is amortized over a useful life of three years. The useful lives of the Company's assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates. Due to changes in technology and the competitive environment, these estimates require a significant amount of judgment. Management monitors and evaluates these estimates on an annual basis or as circumstances change that may indicate a change in estimate is required. During 2006 the Company extended the useful lives of its existing fiber assets from seven to 12 years, its existing transmission equipment from five to seven years and its existing IP equipment from three to four years.

        The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144. This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        The Company assessed its communications long-lived assets for impairment in the fourth quarter of 2007, and determined that an impairment charge was not required. The communications network includes network equipment, fiber, multiple conduits, customer premise equipment and colocation facilities. The impairment analysis is based on a long-term cash flow forecast to assess the recovery of the communications assets over their estimated useful lives.

        Level 3 also assesses the carrying value of goodwill on an annual basis in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." (SFAS No. 142). The carrying value of the reporting unit is compared to its fair value. If the fair value does not exceed the carrying value of the reporting unit, an analysis is performed to determine if an impairment charge should be recorded. The Company also evaluates intangible assets with indefinite lives individually on an annual basis, or as events or circumstances change that could affect the recoverability of the carrying value of the asset, in accordance with SFAS No. 142. The Company did not record charges for the impairment of long-lived assets or goodwill in 2007, 2006 or 2005.

        Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. The impairment analysis of long-lived assets also requires management to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits evaluated for impairment separately from the network asset group. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant. Given the significant uncertainty, judgment and assumptions involved in developing the estimates of future cash flows and the number of years of remaining useful life of certain of the Company's assets, it is possible that the Company may determine that an impairment charge is required in the future due to changes in these assumptions and estimates.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, recovery of long-lived assets, useful lives of long-lived assets, accruals for estimated tax and legal liabilities, cost of revenue disputes for communications services, unfavorable contracts recognized in purchase accounting and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN No. 48"), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company's policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company's consolidated results of operations or financial condition as of and for the year ended December 31, 2007.

        In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"), which was effective for Level 3 starting January 1, 2007. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies". If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $45 million, $19 million and $7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The adoption of EITF No. 06-3 did not have a material effect on the Company's consolidated results of operations or financial condition for year ended December 31, 2007, as the policy followed was consistent before and after adoption.

        In September 2006, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's consolidated results of operations or financial condition upon adoption on January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS No.141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No.160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be restated to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. This statement is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential effect that the adoption of SFAS No. 160 will have on its consolidated results of operations or financial condition.

Results of Operations 2007 vs. 2006

	Years Ended
(dollars in millions)	December 31, 2007	December 31, 2006	Change %
Revenue:
Communications	$4,199	$3,311	27%
Coal mining	70	67	4%

Total revenue	4,269	3,378	26%
Costs and Expenses: (exclusive of depreciation and amortization shown separately below)
Cost of revenue:
Communications	1,769	1,460	21%
Coal mining	64	57	12%

Cost of revenue	1,833	1,517	21%
Depreciation and amortization	942	730	29%
Selling, general and administrative	1,723	1,258	37%
Restructuring and non-cash impairment charges	12	13	(8)%

Total costs and expenses	4,510	3,518	28%

Operating Loss	(241)	(140)	(72)%
Other Income (Expense):
Interest income	54	64	(16)%
Interest expense	(577)	(648)	11%
Loss on extinguishment of debt, net	(427)	(83)	(414)%
Other, net	55	19	189%

Total other income (expense)	(895)	(648)	(38)%

Loss from Continuing Operations Before Income Taxes	(1,136)	(788)	(44)%
Income Tax Benefit (Expense)	22	(2)	1,200%

Loss from Continuing Operations	(1,114)	(790)	(41)%
Income from Discontinued Operations	—	46	(100)%

Net Loss	$(1,114)	$(744)	(50)%

Communications Revenue is separated into three categories:

  •
  Core Communications Services (including Transport and Infrastructure services, IP and Data services, Voice services and Level 3 Vyvx services);

  •
  Other Communications Services (including Managed Modem and its related reciprocal compensation and legacy Managed IP services); and

  •
  SBC Contract Services.

Revenue attributable to these service categories is provided in the following table:

	Year Ended
(dollars in millions)	December 31, 2007	December 31, 2006	Change %
Core Communications Services:
Transport and Infrastructure	$1,716	$1,014	69%
IP and Data	584	301	94%
Voice	1,182	536	121%
Level 3 Vyvx	140	122	15%

	3,622	1,973	84%
Other Communications Services:
Managed Modem	179	286	(37)%
Reciprocal Compensation	73	102	(28)%
Managed IP	22	57	(61)%

	274	445	(38)%
SBC Contract Services	303	893	(66)%

Total Communications Revenue	$4,199	$3,311	27%

        The 84% increase in Core Communications Services revenue for 2007 compared to 2006 is due to growth in the Company's revenue from existing services, as well as revenue from the Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing, CDN Business and Servecast acquisitions. The Company purchased Progress Telecom in March 2006, ICG Communications in May 2006, TelCove in July 2006 and Looking Glass in August 2006. The Company purchased Broadwing and the CDN Business in January 2007 and Servecast in July 2007. From a financial reporting perspective, the Company integrated into the Level 3 business the operations of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006, and Broadwing and the CDN Business in the first half of 2007. As a result, separate revenue information by revenue category for these acquired companies is no longer reported other than for the SBC Contract Services revenue acquired from WilTel.

        As described earlier, the growth in Core Communications Services revenue was lower than expected during the second, third and fourth quarters of 2007 as a result of an increase in service activation times and challenges in service management processes. Service activation times increased during the second and third quarters as a result of the following issues.

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

        The Company has ongoing process and systems development work that is being implemented as part of the integration efforts that is expected to address the service activation and service management issues described above and provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed beginning in October 2007 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008. In addition, the Company is taking steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company has seen improvements in its service response times in the fourth quarter of 2007 and expects to see further improvements in the future.

        Transport and infrastructure revenue increased 69% for 2007 compared to 2006. The increase was the result of growth in existing services and the recognition of a full year of revenue in 2007 for Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions completed in 2006, as well as the revenue from the Broadwing acquisition completed in January 2007. Increased demand in the cable and wireless market segments for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in existing services in 2007 as compared to 2006.

        IP and data revenue increased 94% for 2007 compared to 2006. The increase was the result of growth in existing services and the recognition of a full year of revenue in 2007 for Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions completed in 2006, as well as a full year of revenue from the Broadwing acquisition completed in early January 2007. IP and data revenue also increased in 2007 as a result of the CDN Business acquisition completed in January 2007 and the Servecast acquisition completed in July 2007. IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression experienced in 2007. During the second quarter of 2007, the Company also implemented new, reduced pricing under the terms of a contract renewal for its largest IP and data customer which partially offset the overall growth of IP and data revenue in the last half of 2007. Continued revenue growth in the Company's VPN service also contributed to the increase in IP and data revenue during 2007.

        Level 3's voice revenue increased 121% for 2007 compared to 2006. The increase is primarily attributable to the operations acquired in the TelCove and Broadwing acquisitions, particularly domestic and international voice termination services, and growth in Level 3's existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services.

        Level 3 Vyvx revenue increased 15% for 2007 compared to 2006. The increase was a result of an increase in advertising distribution revenue and the continued demand for high-definition broadcast services in sports, news and entertainment.

        Core Communications Services revenue for 2007 and 2006 includes $8 million and $9 million of termination revenue, respectively. The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future.

        Managed modem revenue declined 37% to $179 million for 2007 compared to 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. This change has resulted in a decline in the demand for managed modem ports. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. The declines in managed modem revenue from America Online have been partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in the first half of 2007. The Company expects managed modem revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions as contracts are renewed.

        Reciprocal compensation revenue from managed modem services declined 28% to $73 million for 2007 compared to 2006 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company's interconnection agreements provided rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers. As a result of the Company's acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. For the full year ending December 31, 2007, the Company recognized $26 million of reciprocal compensation revenue earned from voice services, which are included in Core Communications Services revenue. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

        Managed IP services revenue declined 61% to $22 million for 2007 compared to 2006. As discussed earlier, to date the Company has not invested in this service and the decline in revenue is attributable to the disconnection of service by existing customers. The Company's legacy managed IP services business consists primarily of a business that was acquired in 2003. The Company expects this trend to continue in 2008.

        SBC Contract Services revenue decreased 66% to $303 million for 2007 compared to 2006 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. SBC fully satisfied the $335 million gross margin purchase commitment for the period from December 2005 through December 2007 during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC's purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of December 31, 2007, SBC had satisfied $39 million of the $75 million gross margin purchase commitment. Level 3 expects that, based on SBC's current level of spending, the remaining $36 million of gross margin purchase commitment will be satisfied by SBC in the first half of 2008.

        Additionally, the SBC Contract Services Agreement provided for the payment of $50 million from SBC if certain performance criteria were met by Level 3. The Company met the required performance criteria and recorded annual revenue of $25 million in both 2006 and 2007 under the agreement. Of the annual amounts, 50% was based on monthly performance criteria and the remaining 50% was based on performance criteria for the full year. The Company is no longer eligible for performance bonuses under the SBC Contract Services agreement after December 31, 2007. The Company expects SBC revenue to continue to decline in 2008. However, SBC must still comply with the minimum gross margin commitments under the terms of the contract unless satisfied sooner.

        Beginning in the first quarter of 2008, the Company will change the way it reports Core Communications Services revenue and will aggregate revenue from Transport and Infrastructure, IP and Data, non-wholesale Voice and Level 3 Vyvx services and report those results as Core Network Services revenue. Domestic voice termination, international voice termination and toll free services will be totaled and reported as Wholesale Voice Services revenue. Using this categorization, quarterly and full year 2007 Communications Services revenue would have been reported as shown in the table below:

	Quarter Ended
(dollars in millions)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year Ended December 31, 2007
Communications Services Revenue:
Core Network Services	$720	$735	$756	$783	$2,994
Wholesale Voice Services	150	153	153	172	628

Total Core Communications Services	870	888	909	955	3,622
Other Communications Services	84	71	63	56	274
SBC Contract Services	83	76	71	73	303

Total Communications Services Revenue	$1,037	$1,035	$1,043	$1,084	$4,199

        Core Network Services revenue represents higher margin services and Wholesale Voice Services represents lower margin services. The Company believes that given the increasing substitutability between Transport and Infrastructure services and IP and Data services, trends in the communications business are best gauged looking at revenue trends in Core Network Services.

        Coal mining revenue increased 4% to $70 million in 2007 compared to 2006. The increase was attributable to an increase in the tons of coal sold from the Black Butte mine, partially offset by a decrease in the tons of coal sold from the Decker mine. Overall, the price per ton for coal from both mines was up slightly in 2007 compared to 2006.

        Cost of Revenue for the communications business, as a percentage of revenue, for 2007 and 2006 was 42% and 44%, respectively. The decrease in the 2007 cost of revenue, as a percentage of revenue, is primarily attributable to the continued decrease in SBC Contract Services revenue from 2006 to 2007. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Also contributing to the decrease in 2007 cost of revenue, as a percentage of revenue, are cost of revenue synergy savings that have been achieved as a result of acquisition integration efforts. The Company believes that cost of revenue synergy savings of $80 million on an annualized basis have been achieved through integration efforts in 2007. The Company expects cost of revenue for the communications business, as a percentage of revenue, to decrease slightly in 2008 as compared to 2007.

        Coal mining cost of revenue, as a percentage of revenue, increased to 91% for 2007 compared to 85% in 2006. The increase in cost of revenue, as a percentage of revenue, in 2007 as compared to 2006 was due to planned equipment maintenance costs at one mine and higher costs related to overburden removal at another mine.

        Depreciation and Amortization expense increased 29% to $942 million for 2007 compared to 2006. The increase is primarily attributable to the increased depreciation and amortization expense recognized on communications tangible and intangible assets that were acquired through acquisitions completed in 2006 and 2007, as well as depreciation expense on the approximately $241 million increase in capital expenditures for 2007 compared to 2006.

        In addition, during the second quarter of 2007, the Company reviewed and adjusted the estimated useful lives used for amortization of customer-related intangible assets for the ICG Communications, TelCove and Looking Glass acquisitions effective June 1, 2007. This resulted in increased amortization expense of $9 million during the year ended December 31, 2007.

        During the fourth quarter of 2007, the Company finalized the purchase price allocation for the Broadwing acquisition which resulted in reduced amortization expense related to intangible assets for the Broadwing acquisition from the date of acquisition totaling approximately $18 million, as compared to the total amortization expense that would have been recognized for 2007 prior to the change in the valuation of the intangible assets.

        The increase in depreciation expense for 2007 was partially offset by a $44 million decrease in depreciation expense compared to the same period in 2006 attributable to the increase in estimated useful lives for network fiber and IP and transmission equipment implemented in the second and third quarters of 2006.

        The Company expects depreciation and amortization expense to decrease in 2008 to a range of $880 million to $920 million compared to 2007 due to the offsetting effects of increased depreciation expense on incremental capital expenditures, overall reduced amortization expense on intangible assets as a result of the useful lives changes and valuation changes described above and reduced depreciation and amortization expense associated with shorter-lived tangible and intangible communications assets that were placed in service in prior years that are expected to become fully depreciated or amortized in 2008.

        Selling, General and Administrative expenses increased 37% to $1.723 billion in 2007 compared to 2006. This increase is primarily attributable to the expenses associated with the operations acquired in the Progress Telecom, ICG Communications, TelCove and Looking Glass transactions during 2006; the Broadwing and CDN Business transactions in January 2007; and the Servecast transaction in July 2007. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in 2007. Offsetting the increases discussed above were selling, general and administrative expense synergy savings that have been achieved as a result of acquisition integration efforts. As of the end of 2007, the Company believes that it has achieved annualized run rate synergies in selling, general and administrative expenses totaling approximately $105 million. Also offsetting the increase in selling, general and administrative expenses in 2007 compared to 2006 was a reduction in incentive-based compensation expense of $32 million as a result of lower than expected financial performance in 2007.

        Selling, general and administrative expenses for 2006 included a $7 million property tax benefit related to the Company's facilities in the United Kingdom.

        Included in selling, general and administrative expenses for 2007 and 2006 were $122 million and $84 million, respectively, of non-cash stock-based compensation expense related to grants of outperform stock options and restricted stock units and restricted stock shares. The increase in non-cash compensation expense in 2007 compared to 2006, is due to an increase in the number of restricted stock units and restricted stock shares issued to employees as a result of an increase in the number of employees eligible in 2007 compared to 2006, an increase in the 401(k) employee match and annual discretionary grant made to the 401(k) plan and an increase in non-cash compensation expense for those employees eligible for accelerated vesting of stock awards at retirement; with the overall increase partially offset by a reduction in the number of outperform stock options and units issued in 2007 compared to 2006. The number of employees eligible to participate in the Company's stock-based long-term incentive plan increased significantly from 2006 to 2007 as a result of the employees of acquired companies becoming eligible to participate in the long-term incentive plan at the beginning of 2007.

        In 2007, the Company recognized additional non-cash stock-based compensation expense totaling approximately $11 million for those employees eligible for accelerated vesting of stock awards at retirement. The Company provides accelerated vesting of stock awards at the date an employee retires if the employee meets certain age and years of service requirements and certain other requirements. Under SFAS No. 123R, the fair value of stock-based employee awards are expensed over the minimum service period, which is from the grant date to the earliest vesting date. Therefore, the Company is required to fully expense at the grant date the value of stock awards made to those employees that already meet both the age and years of service requirements for accelerated vesting at retirement at the date of grant. If the employee will meet the age and years of service requirements for accelerated vesting at retirement sooner than the normal vesting period for the stock awards, then the Company is required to use that shorter period for recognition of the non-cash compensation expense associated with the grant.

        Included in the 2006 non-cash compensation expense of $84 million was $6 million related to the revaluation of the October 2005 and January 2006 grants using May 15, 2006 as the revised grant date, in accordance with SFAS No. 123R. As stated in the Company's proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company's Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company's Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008. After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company's stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010. This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

        After taking into account the $6 million increase in 2006 non-cash compensation expense for the grants revalued using a May 15, 2006 grant date and the $11 million increase in 2007 non-cash compensation expense for the employees that are eligible for accelerated vesting at retirement as discussed above, non-cash compensation increased $33 million for 2007 compared to 2006.

        As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, outperform stock options ("OSO") units are awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100% on the third anniversary of the date of the award and will fully settle in net shares on that date. OSO units awarded beginning April 1, 2007 have exercise prices and are valued for non-cash compensation purposes based on the closing price of Level 3 common stock on the last day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years.

        The Company expects selling, general and administrative expenses to decrease in 2008 on an overall basis compared to 2007. The expected reduction in overall 2008 selling, general and administrative expenses is a result of reduced selling, general and administrative expenses for integration activities, reductions in headcount related to continuing integration activities and the deployment of improved business processes and systems during 2008, offset by an increase in incentive-based compensation compared to 2007.

        Restructuring and Non-Cash Impairment Charges declined 8% to $12 million in 2007 compared to 2006. The Company recognized severance charges of $11 million in 2007 and $5 million in 2006, related to workforce reductions in the communications business in North America. The workforce reductions completed in 2007 were primarily related to the integration of companies acquired by Level 3 in 2006 and January 2007. As of December 31, 2007, the Company had remaining obligations of approximately $4 million.

        The Company recognized non-cash impairment charges of $1 million and $8 million in 2007 and 2006, respectively. The non-cash impairment charge of $1 million in 2007 and $4 million of the 2006 charge were primarily related to previously capitalized costs of certain information technology development projects no longer used by the Company. The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future. The remaining $4 million non-cash impairment charge in 2006 was related to excess land of the communications business deemed available for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land. During the third quarter of 2007, the Company reclassified the excess land in Germany to property, plant and equipment due to the fact the land had not been sold and was no longer being actively marketed for sale.

        The Company expects to continue to record restructuring charges in 2008 in connection with the continued integration of businesses acquired in 2006 and 2007 and as a result of the deployment of improved business processes and systems during 2008 that should result in reduced headcount.

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

        Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted EBITDA is an important part of the Company's internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measures are especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company's performance to that of its competitors. Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of capital investments which management believes should be evaluated through consolidated free cash flow. Adjusted EBITDA excludes total other income (expense) because these items are not related to the primary operations of the Company.

        There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt and total other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

        Note 19 of the consolidated financial statements provides a reconciliation of net income (loss) to Adjusted EBITDA for each of the Company's operating segments.

        Adjusted EBITDA for the communications business was $823 million and $677 million in 2007 and 2006, respectively. The increase is primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing, CDN Business and Servecast acquisitions, growth in the Company's Core Communications Services revenue and the benefits of cost of revenue and operating expense synergies realized in 2007 from integration activities, partially offset by declines in other communications services revenue, SBC Contract Services revenue and costs of integration incurred during 2007 as compared to 2006.

        Adjusted EBITDA for the coal mining business decreased to $5 million in 2007 from $8 million in 2006. The decrease is primarily attributable to an increase in the amount of coal sold from the Black Butte mine which has higher stripping ratios that result in higher overall costs and a planned increase in maintenance costs for mining equipment in 2007.

        The Company expects Adjusted EBITDA to increase in 2008 compared to 2007 to a range of $950 million to $1.1 billion. The expected increase in Adjusted EBITDA is based on continued growth in Core Communications Services revenue, expected improvements in service delivery times, and the benefit of integration synergies in cost of revenue and selling, general and administrative expenses realized from the Broadwing acquisition.

        Interest Income decreased 16% to $54 million in 2007 compared to 2006. The decrease in interest income was primarily due to a decrease in the average invested balance partially offset by an increase in the average return on the portfolio. The Company's average return on its portfolio increased to 4.8% in 2007 compared to 4.3% in 2006. The average portfolio balance decreased to $1.0 billion in 2007 compared to $1.5 billion in 2006.

        Pending the utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities, money market funds and commercial paper. The investment strategy generally provides lower yields on the funds than would be obtained on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

        Interest Expense decreased 11% to $577 million in 2007 compared to 2006. Interest expense decreased primarily as a result of the refinancing activities that were completed by the Company in the first quarter of 2007. The overall reduction in interest expense is a result of the offsetting interest expense effects attributable to the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchase transactions.

        Interest expense increased as a result of the following debt issuances:

  •
  $1.250 billion of 9.25% Senior Notes due 2014 issued in October and December 2006;

  •
  $1 billion of Senior Notes issued in February 2007 consisting of $700 million of 8.75% Senior Notes due 2017 and $300 million of Floating Rate Senior Notes due 2015; and

  •
  $1.4 billion Senior Secured Term Loan due 2014 entered into in March 2007 to refinance the previously existing $730 million Senior Secured Term Loan due 2011.

        The increase in interest expense from debt issuances described above was more than offset by the following debt for equity exchanges, debt redemptions and debt repurchases completed during the fourth quarter of 2006 and the first quarter of 2007:

  •
  $497 million of 10.75% Senior Notes due 2011 repurchased in December 2006;

  •
  $605 million of 10% Convertible Senior Notes due 2011 exchanged in January 2007 for 197 million shares of common stock;

  •
  $488 million of 12.875% Senior Notes due 2010 redeemed in March 2007;

  •
  $96 million of 11.25% Senior Notes due 2010 redeemed in March 2007;

  •
  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 redeemed in March 2007;

  •
  $144 million of Floating Rate Notes due 2011 repurchased in March 2007;

  •
  $59 million of 11% Senior Notes due 2008 repurchased in March 2007;

  •
  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007; and

  •
  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

        Level 3 expects quarterly interest expense in 2008 to be consistent with the level of interest expense in the second and third quarters of 2007 of $138 million per quarter based on outstanding debt balances as of December 31, 2007.

        Loss on Extinguishment of Debt was $427 million in 2007 compared to $83 million in 2006. The loss on extinguishment of debt for 2006 was primarily the result of a $54 million loss from the repurchase of certain debt and a $55 million loss on the amendment and restatement of Level 3 Financing's Senior Secured Term Loan due 2011, partially offset by a $27 million gain realized on a debt exchange. The loss on extinguishment of debt for 2007 resulted from the following transactions.

  •
  $177 million loss recognized for the January 2007 exchange of $605 million of 10% Convertible Senior Notes due 2011 for approximately 197 million shares of the Company's common stock. The loss included $1 million of unamortized debt issuance costs.

  •
  $10 million loss recognized for the March 2007 refinancing of the Company's $730 million Senior Secured Term Loan due 2011 into a $1.4 billion Senior Secured Term Loan due 2014. The loss consisted of unamortized debt issuance costs associated with the previous $730 million Senior Secured Term Loan due 2011.

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

  •
  $186 million loss recognized on the repurchase through tender offers of $941 million of outstanding debt consisting of the following debt issuances:

  •
  $18 million loss on the repurchase of $144 million of outstanding Floating Rate Senior Notes due 2011 consisting of a $12 million cash loss and $6 million in unamortized debt issuance costs and unamortized discount.

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

        Other, net increased 189% to $55 million in 2007 compared to $19 million in 2006. Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income. The increase in 2007 compared to 2006 is primarily due to a gain of $37 million recognized in the fourth quarter of 2007 on the sale of 80% of the Company's holdings of Infinera common stock.

        Income Tax Benefit (Expense) was a $22 million benefit in 2007 and was a $2 million expense in 2006. The income tax benefit for 2007 was primarily the result of reversing $23 million of the valuation allowance against the Company's deferred tax asset for certain state net operating loss carry forwards ("NOLs"). These state tax NOLs were converted to a state tax credit carry forward associated with a change in the state tax law that replaced the tax on net income with a tax on gross margin. The Company now expects it will be able to use this state tax credit carry forward against current and future state taxable gross margin.

        The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties related to contingent tax benefits that have not been recognized in income tax expense, but have been recognized in the Company's tax returns.

        As of December 31, 2007, Level 3 had net operating loss carry forwards of approximately $9.5 billion for federal income tax purposes, including $953 million of net operating loss carry forwards from acquired companies after limitations that existed at the date of acquisition or that resulted from the acquisitions or both. If certain transactions occur with respect to Level 3's capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code ("IRC") and applicable regulations, annual limitations would be imposed with respect to the Company's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income Level 3 achieves in future periods. Level 3 has entered into transactions over the last three years resulting in significant cumulative changes in the ownership of its capital stock. Additional transactions could cause the Company to incur a 50 percentage point ownership change by 5-percent stockholders and, if the Company triggers the above-noted IRC imposed limitations, could prevent it from fully utilizing net operating loss carry forwards and certain current deductions to reduce income taxes.

        Income (Loss) from Discontinued Operations in 2006 of $46 million was related to the discontinued operations of the Company's Information Services segment. The Company sold Software Spectrum, Inc. ("Software Spectrum") to Insight Enterprises, Inc. ("Insight") in September 2006. There were no gains or losses from discontinued operations recognized in 2007. Software Spectrum, Inc.'s results of operations resulted in income from discontinued operations of $13 million in 2006. In addition, Level 3 recognized a gain on the sale of Software Spectrum to Insight in 2006 of $33 million.

  Results of Operations 2006 vs. 2005

	Years Ended
(dollars in millions)	December 31, 2006	December 31, 2005	Change %
Revenue:
Communications	$3,311	$1,645	101%
Coal mining	67	74	(9)%

Total revenue	3,378	1,719	97%
Costs and Expenses: (exclusive of depreciation and amortization shown separately below)
Cost of revenue:
Communications	1,460	463	215%
Coal mining	57	53	8%

Cost of revenue	1,517	516	194%
Depreciation and amortization	730	647	13%
Selling, general and administrative	1,258	769	64%
Restructuring and non-cash impairment charges	13	23	(43)%

Total costs and expenses	3,518	1,955	80%

Operating Loss	(140)	(236)	41%
Other Income (Expense):
Interest income	64	35	83%
Interest expense	(648)	(530)	(22)%
Loss on extinguishment of debt, net	(83)	—	100%
Other, net	19	29	(34)%

Total other income (expense)	(648)	(466)	(39)%

Loss from Continuing Operations Before Income Taxes	(788)	(702)	(12)%
Income Tax Expense	(2)	(5)	60%

Loss from Continuing Operations	(790)	(707)	(12)%
Income from Discontinued Operations	46	69	(33)%

Net Loss	$(744)	$(638)	(17)%

Communications Revenue for 2006 and 2005 is summarized as follows:

	Year Ended
(dollars in millions)	December 31, 2006	December 31, 2005	Change %
Core Communications Services:
Transport and Infrastructure	$1,014	$653	55%
IP and Data	301	186	62%
Voice	536	120	347%
Level 3 Vyvx	122	3	3,967%

	1,973	962	105%
Other Communications Services:
Managed Modem	286	396	(28)%
Reciprocal Compensation	102	100	2%
Managed IP	57	83	(31)%
DSL Aggregation	—	79	(100)%

	445	658	(32)%
SBC Contract Services	893	25	3,472%

Total Communications Revenue	$3,311	$1,645	101%

        The Company's Core Communications Services revenue increased 105% in 2006 compared to 2005. The growth in the Company's existing services as well as the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass contributed to the increase. During 2006, the Company recorded revenue, from the date of acquisition, attributable to Progress Telecom of $49 million, ICG Communications of $46 million, TelCove of $166 million and Looking Glass of $33 million. During 2006, the Company integrated a significant portion of WilTel into the business. As a result, separate revenue information for former WilTel customers is no longer available other than for SBC Contract Services.

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

        IP and data revenue increased 62% in 2006 primarily due to customers obtained in the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass. IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the approximately 25% rate of price compression in 2006. Traffic growth was mitigated by one customer's migration of traffic to its own network which was acquired via a merger with another carrier. Improved market acceptance of the Company's VPN service and the continued growth of previously awarded contracts also contributed to the increase in IP and data revenue. IP and data revenue includes $7 million of termination revenue in 2006.

        Level 3's voice revenue increased 347% in 2006. The increase is primarily attributable to the operations acquired in the WilTel, TelCove and ICG Communications acquisitions, particularly domestic and international voice termination services, and growth in Level 3's existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services. On a combined basis, voice services experienced a 321% increase in minutes of use in the fourth quarter of 2006 compared to the same period in 2005.

        Level 3 Vyvx revenue increased to $122 million in 2006 as a result of including a full year of Level 3 Vyvx revenue in the Company's results. Vyvx was acquired in December 2005 as part of the WilTel acquisition.

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

        The Company did not recognize DSL aggregation revenue in 2006 due to the fact that the Company's primary DSL aggregation customer completed the migration of its DSL subscribers to its own network in the third quarter of 2005. In addition, the Company's other DSL contracts expired in 2005 and were not renewed.

        Reciprocal compensation revenue increased $2 million in 2006. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation.

        SBC Contract Services revenue increased significantly in 2006 as a result of including a full year of SBC Contract Services revenue in the Company's results. The SBC Contract Services agreement was acquired in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. As of December 31, 2006, the remaining minimum gross margin commitment under the agreement to be utilized during 2007 was approximately $67 million, and $75 million from January 2008 through the end of 2009. Additionally, the SBC Contract Services agreement provides for the payment of $50 million if certain performance criteria are met by Level 3. Level 3 was eligible to earn $25 million in 2006 and 2007. Of the annual amount, 50% is based on monthly performance and the remaining 50% is based on performance criteria for the full year. The Company met the required performance criteria and earned $25 million in 2006.

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

        Cost of Revenue for the communications business, as a percentage of revenue for 2006 and 2005 was 44% and 28%, respectively. The increase in 2006 cost of revenue, as a percentage of revenue, is primarily attributable to the recognition of termination revenue in 2005, with no corresponding cost of revenue, and the significant voice and SBC Contract Services revenue obtained in the WilTel acquisition. The margins for the voice and SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Partially offsetting the lower WilTel margins were the margins earned by Progress Telecom, ICG Communications, TelCove and Looking Glass. Margins for these businesses were slightly higher in 2006 than those reported by the Company in 2005. In 2005, the Company recognized $133 million of termination revenue with no corresponding cost of revenue, favorably affecting the cost of revenue percentage. Excluding the termination revenue, cost of revenue as a percentage of revenue would have been 31% in 2005.

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

        Included in operating expenses for 2006 and 2005 were $84 million and $51 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation awards. The $33 million increase in non-cash compensation expense in 2006 is primarily attributable to an increase in the number of outperform stock options granted to employees and an increase in the value of the options granted to employees associated with the increasing price of Level 3 common stock in 2006. These increases were partially offset by a reduction in the amount of restricted stock and restricted stock units granted in 2006 compared to 2005.

        In addition, during the second quarter of 2006, the October 2005 and January 2006 outperform stock option grants were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense during the second quarter of 2006. As stated in the Company's proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company's Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company's Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008. After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could have existed that may have resulted in an interpretation that the expiration date of the plan was September 25, 2005. To remove any ambiguity, the Board of Directors sought the approval of the Company's stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010. This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006 which resulted in a final measurement date of May 15, 2006 for the outperform options granted in October 2005 and January 2006.

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

        Adjusted EBITDA for the communications business was $677 million and $458 million for 2006 and 2005, respectively. The increase is primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions and growth in the Company's Core Communications Services revenue partially offset by related costs. Partially offsetting these increases was a $122 million reduction in termination and settlement revenue from 2005 to 2006.

        Adjusted EBITDA for the coal mining business decreased to $8 million in 2006 from $16 million in 2005. The decrease is primarily attributable to the favorable resolution of certain production tax issues, which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005 and a decline in the average price per ton of coal sold in 2006 compared to 2005.

        Interest Income was $64 million in 2006, increasing $29 million from $35 million in 2005. The increase in interest income was due to an increase in the Company's average return on its portfolio to 4.3% in 2006 compared to 2.8% in 2005. The average portfolio balance was $1.5 billion and $1.2 billion in 2006 and 2005, respectively.

        Interest Expense increased by $118 million to $648 million in 2006 compared to 2005. Interest expense increased primarily as a result of interest expense attributable to the issuance of $880 million of 10% Convertible Senior Notes due 2012 issued in the second quarter of 2005, $550 million of 12.25% Senior Notes due 2013 issued in the first half of 2006, $150 million of Floating Rate Senior Notes due 2011 issued on March 14, 2006 and $335 million of 3.5% Convertible Senior Notes due 2012 issued on June 13, 2006 and $1.250 billion of 9.25% Senior Notes due 2014 issued in the fourth quarter of 2006. In addition, the Company exchanged portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for new 11.5% Senior Notes due 2010 during the first quarter of 2006, thereby increasing the effective interest expense on this debt. The increase in interest expense from new debt issuances was partially offset by the July 13, 2006 redemption of the 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 and a 400 basis-point reduction in the interest rate on the $730 million Senior Secured Term Loan due 2011 subsequent to its amendment in late June of 2006.

        Loss on Extinguishment of Debt was $83 million in 2006 and zero in 2005. In the fourth quarter of 2006, the Company realized a $54 million loss from the repurchase of the $497 million principal amount of Level 3 Financing's 10.75% Senior Notes due 2011 and in the second quarter of 2006, Level 3 realized a $55 million loss on the amendment and restatement of Level 3 Financing's Senior Secured Term Loan due 2011. These losses were partially offset by the $27 million gain realized on the debt exchange in the first quarter of 2006.

        Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

        Income Tax Expense was $2 million in 2006 compared to $5 million in 2005.

        Income from Discontinued Operations was $46 million for 2006 and is comprised of $13 million from the operations of Software Spectrum and a $33 million gain from the sale of Software Spectrum to Insight in September, 2006. Income from discontinued operations was $69 million for 2005 and is comprised of $20 million from Software Spectrum and a $49 million gain from the sale of (i)Structure to Infocrossing.

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

        Software Spectrum increased its sales and marketing efforts and resources targeting mid-market businesses over the last 18 months of its ownership by the Company resulting in higher revenue and profits for the period ending September 7, 2006 compared to the twelve months ended December 31, 2005. The increase in gross profits was partially offset by an increase in operating expenses, primarily for employee related costs, and the disproportionate level of operating expenses recognized for the partial third quarter of 2006.

        Level 3 received gross proceeds of approximately $353 million and recognized a gain on the sale of Software Spectrum, after transaction costs, of approximately $33 million in the third quarter of 2006. During the fourth quarter of 2006, Level 3 paid $2 million to Insight as a final post-closing working capital adjustment.

Financial Condition—December 31, 2007

        Cash flows provided by (used in) operating activities of continuing operations, investing activities and financing activities for the year ended December 31, 2007 and 2006, respectively are summarized as follows (dollars in millions):

	Years Ended
(dollars in millions)	December 31, 2007	December 31, 2006	Change
Net Cash Provided by Operating Activities of Continuing Operations	$231	$221	$10
Net Cash Used in Investing Activities	(961)	(648)	(313)
Net Cash (Used in) Provided by Financing Activities	(243)	1,689	(1,932)
Net Cash (Used in) Provided by Discontinued Operations	—	(43)	43
Effect of Exchange Rates on Cash and Cash Equivalents	6	10	(4)

Net Change in Cash and Cash Equivalents	$(967)	$1,229	$(2,196)

Operating Activities of Continuing Operations

        Cash provided by operating activities of continuing operations increased by $10 million in 2007 compared to 2006. The increase in cash provided by operating activities of continuing operations was primarily due to an increase in Adjusted EBITDA generated by the communications business in 2007 as compared to 2006, partially offset by fluctuations in working capital balances which resulted in an incremental use of cash of $153 million for working capital items in 2007 compared to 2006. The increase in cash used for working capital items is primarily due to the changes in accounts receivable, accounts payable and other current liabilities, partially offset by an increase in deferred revenue. The Company expects that cash provided by operating activities of continuing operations will increase over the course of 2008.

Investing Activities

        Cash used in investing activities increased by $313 million in 2007 compared to 2006. The increase in cash used in investing activities was primarily due to the fact that 2006 included cash totaling $325 million related to the sale of the Software Spectrum business in September 2006. Cash used for acquisitions decreased $73 million to $676 million in 2007 compared to $749 million for 2006. Cash used for acquisitions during 2007 includes the acquisitions of Broadwing for $492 million (net of cash acquired of $257 million), the CDN business for $133 million, Servecast for $45 million (net of cash acquired of $1 million) and a minority investment in a private company for $6 million. In addition, capital expenditures increased $241 million from $392 million in 2006 to $633 million in 2007. The increase in capital expenditures was primarily for success based capital related to new customer installations and integration activities in the communications business. During 2007, $288 million of marketable securities held by the Company matured, the Company received proceeds of $45 million from the sale of approximately 80% of its investment in Infinera and restricted securities decreased by $12 million. During 2006, the Company had net purchases of marketable securities totaling $182 million. In 2007, an arbitrator ruled that Level 3 owed Infocrossing approximately $2 million for working capital adjustments pertaining to the sale of (i)Structure completed in 2005.

Financing Activities

        Cash provided by financing activities decreased $1.932 billion to a $243 million use of cash in 2007 compared to 2006. Included in cash flows from financing activities is $2.349 billion of net proceeds from the issuance of:

  •
  $300 million of Floating Rate Senior Notes due 2015 in February 2007;

  •
  $700 million of 8.75% Senior Notes due 2017 in February 2007; and

  •
  $1.4 billion Senior Secured Term Loan due 2014 in March 2007.

        The Company used proceeds from these offerings along with cash on hand to retire or refinance approximately $2.497 billion aggregate principal amount of debt. Total cash consideration paid to retire or refinance this debt was $2.618 billion. Financing activities also include proceeds of $26 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments. During 2006, the Company raised $543 million in net proceeds from an equity offering, raised $2.256 billion in net proceeds from long-term debt offerings and repaid $1.110 billion of debt.

        The Company also issued approximately 214 million shares of its common stock, valued at $879 million, to retire $702 million of debt.

Liquidity and Capital Resources

        The Company incurred operating losses from continuing operations of $1.114 billion and $790 million in 2007 and 2006, respectively. The Company used $402 million and $171 million of cash for operating activities and capital expenditures in 2007 and 2006, respectively. The Company expects that the communications business will consume cash in 2008, with the largest use of cash occurring in the first quarter of 2008 as a result of reduced Adjusted EBITDA and increased use of cash for working capital in the quarter. The Company expects that the use of cash by the communications business will be modest in subsequent quarters and decline overall by the end of 2008. The Company expects that the communications business will generate cash for the full year 2009.

        The Company expects that to the extent it does consume cash in 2008, it will be primarily due to interest payments and capital expenditures. The Company expects Adjusted EBITDA to improve in 2008 to a range of $950 million to $1.1 billion primarily as a result of a full year of benefit from the integration related synergies associated with the acquisitions completed in 2006 and 2007, as well as moderate growth in Core Communications Services revenue that is expected to be partially offset by reductions in Other Communications Services and SBC Contract Services revenue. Interest payments are expected to be slightly lower than the $545 million incurred in 2007 based on current debt outstanding and the financing and other capital markets transactions completed in 2007. Capital expenditures for 2007 are expected to be in the range of 12% to 14% of revenue and significantly lower than the $633 million incurred in 2007 due to much lower integration-related capital expenditures. The majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company does not have any significant principal amounts due on its outstanding debt until 2010. As of December 31, 2007, the Company had debt of $32 million and $366 million that matures in 2008 and 2009, respectively.

        Level 3 has approximately $723 million of cash, cash equivalents and marketable securities on hand at December 31, 2007. In addition, $124 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

        In January 2007, in two separate transactions, the Company completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3's common stock. The Company recognized a $177 million loss on the exchanges in the first quarter of 2007.

        In February 2007, Level 3 Financing issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3's communications business.

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

        During the first quarter of 2007, the Company redeemed the outstanding principal amount of the following debt issuances totaling $722 million:

  •
  $488 million of 12.875% Senior Notes due 2010 at a price equal to 102.146 of the principal amount;

  •
  $96 million of 11.25% Senior Notes due 2010 at a price equal to 101.875 of the principal amount; and

  •
  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875 of the principal amount.

        Also during the first quarter of 2007, the respective issuers repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances:

  •
  $144 million of outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment;

  •
  $59 million of outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment;

  •
  $677 million of outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment; and

  •
  $61 million (€46 million) of outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment.

        The Company recognized a $240 million loss associated with the redemptions and repurchases in the first quarter of 2007. The cash portion of the loss on redemptions and tenders totaled $165 million and the remaining $75 million consisted of unamortized debt issuance and discounts.

        In the first quarter, for total cash consideration of $106 million and equity consideration of 17 million shares of common stock (valued at $97 million) all of Broadwing's outstanding $180 million aggregate principal amount of 3.125% Convertible Senior Debentures due 2026 were retired. These debentures were issued by Broadwing prior to Level 3's acquisition of Broadwing on January 3, 2007. There was no gain or loss recognized due to the fact that under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. In 2005 and 2006, the Company completed the sale of its two businesses that comprised its Information Services segment for total cash proceeds of $433 million and common stock from one of the purchasers valued at $3 million.

        On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC ("Vyvx Ads") to DG FastChannel, Inc. for $129 million in cash. The sale is expected to close in the second quarter of 2008. Revenue from the Vyvx Ads business totaled approximately $36 million, $35 million and less than $1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The results of operations for the Vyvx Ads business are included in continuing operations from when it was acquired as part of the WilTel transaction in December 2005.

        The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of several companies in 2006, as well as Broadwing, the CDN Business and Servecast during 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

        On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 initially paid approximately $753 million of cash (including transaction costs) and issued approximately 123 million shares of Level 3 common stock, valued at $688 million. As part of the transaction, approximately 4 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable into approximately 5 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to acquisition. In the fourth quarter of 2007, the Company incurred additional transaction costs of $2 million related to the transaction.

        On January 23, 2007, the Company acquired the Content Delivery Network services business of SAVVIS, Inc. Under the terms of the agreement, Level 3 paid $133 million in cash (including transaction costs) to acquire certain assets, including network elements, customer contracts, and intellectual property used in the CDN Business.

        On July 11, 2007, Level 3 acquired Servecast Limited, a Dublin, Ireland based provider of live and on-demand video management services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, including $1 million of transaction costs, in cash to complete the acquisition of Servecast.

Off-Balance Sheet Arrangements

        Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

Contractual Obligations

        The following table summarizes the contractual obligations and commercial commitments of the Company at December 31, 2007, as further described in the notes to the consolidated financial statements.

Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$6,857	$32	$1,337	$968	$4,520
Interest Expense Obligations	3,075	532	1,002	849	692
Asset Retirement Obligations	231	4	18	18	191
Operating Leases	727	126	193	147	261
Right of Way Agreements	1,352	101	176	157	918
Purchase Obligations	285	285	—	—	—
Other Commercial Commitments
Letters of Credit	36	9	3	—	24

        The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default.

        Long-term debt obligations reflect only amounts recorded on the balance sheet as of December 31, 2007 and exclude issue discounts and fair value adjustments.

        Interest expense obligations assume interest rates on variable rate debt do not change from December 31, 2007. In addition, interest is calculated based on debt outstanding as of December 31, 2007 and on existing maturity dates.

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by the consumer price index. The Company has not included estimates for these increases in future periods in the amounts included above.

        Certain right of way agreements are cancellable or can be terminated under certain conditions. However, in most cases cancellation or termination of the right of way agreement requires removal of the Company's network. Because the Company considers it unlikely that it would cancel or terminate its right of way agreements and remove its network, the payments due under these agreements have been included in the table above. Certain of these right of way agreements provide for automatic renewal on a periodic basis. For purposes of presenting future payment commitments under these agreements, the Company has included 18 years of future payments from January 1, 2008 in the table above.

        Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2007.

        The table above does not include other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. The Company cannot determine with any degree of reliability the years in which these liabilities might ultimately be paid.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2007, the Company had borrowed a total of $1.706 billion under a Senior Secured Term Loan due 2014, Floating Rate Senior Notes due 2015 and Floating Rate Senior Notes due 2011 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too does the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2007 was approximately 7.80%.

        On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements are effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap agreements, Level 3 Financing, Inc. receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedges on the interest payments for $1 billion of floating rate debt.

        For the remaining variable rate debt, a hypothetical increase in the variable portion of the weighted average interest rate by 1 point (i.e. a weighted average rate of 8.80%) would increase annual interest expense of the Company by approximately $7 million. At December 31, 2007, the Company had $5.150 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.84%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

        The Company's business plan includes operating telecommunications network businesses in Europe. As of December 31, 2007, the Company had invested significant amounts of capital in the region for its communications business. The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2007. The results of management's assessment have been reviewed with the Audit Committee of the Company's Board of Directors.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of the Company's internal control over financial reporting at December 31, 2007. This report appears on page F-3.

Changes in Internal Control over Financial Reporting.

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption "Directors and Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, please see "Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES" above.

        The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1
Certificate of Amendment to the Level 3 Communications, Inc. Certificate of Incorporation and the Level 3 Communications, Inc. Restated Certificate of Incorporation. (Exhibit 3 to the Registrant's Current Reports on Form 8-K filed on May 27, 2005 and May 17, 2006).
3.2	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.3	Amended and Restated By-laws of Level 3 Communications, Inc. (Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated August 17, 2007).
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
4.4
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
4.5
First Supplemental Indenture, dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 8, 2003).
4.6
Indenture, dated as of October 1, 2003, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc. as Issuer and The Bank of New York as Trustee relating to the Level 3 Financing, Inc. 10.75% Senior Notes due 2011 (Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).

4.7.1
Indenture, dated as of October 24, 2003, by and between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013 (Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).
4.7.2
First Supplemental Indenture, dated as of February 7, 2005, by and between the Company and The Bank of New York, as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013. (Exhibit 4.12.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2005).
4.8
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
4.9
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
4.10	Indenture, dated December 2, 2004, among Level 3 Communications, Inc. and The Bank of New York. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.11
Supplemental Indenture, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York, as Trustee, relating to the Level 3 Financing 10.75% Senior Notes due 2011. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.12
Second Supplemental Indenture dated as of April 4, 2005, by and between Level 3 Communications, Inc. and the Bank of New York, as trustee (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 8, 2005).
4.13
Indenture, dated as of January 13, 2006, among Level 3 Communications, Inc. as Issuer and The Bank of New York, as Trustee relating to the 11.50% Senior Notes Due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 17, 2006).
4.14
Indenture, dated as of March 14, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2011 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 16, 2006).
4.15
Indenture, dated as of March 14, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 12.25% Senior Notes due 2013 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 16, 2006).
4.16
Third Supplemental Indenture between Level 3 Communications, Inc. and The Bank of New York, as Trustee, relating to up to $345,000,000 aggregate principal amount of 3.5% Convertible Senior Notes due 2012, dated as of June 13, 2006 supplement to the Amended and Restated Indenture dated as of July 8, 2003 (Senior Debt Securities) (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 13, 2006).

4.17
Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes due 2011 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 17, 2006).
4.18
Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, Supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes due 2011 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated October 17, 2006).
4.19
Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 12.25% Senior Notes due 2013 (Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated October 17, 2006).
4.20
Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 12.25% Senior Notes due 2013 (Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated October 17, 2006).
4.21
Indenture, dated as of October 30, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York, as Trustee, relating to the 9.25% Senior Notes due 2014 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 30, 2006).
4.22
Supplemental Indenture, dated as of December 27, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1, 2003, among Level 3 Financing, Inc., as Issuer, Level 3 Communications, Inc., as Guarantor, and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2011 2014 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated December 28, 2006).
4.23
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2007).
4.24
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 8.75% Senior Notes due 2017 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

4.25
Supplemental Indenture, dated as of February 23, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., as Issuer, Level 3 Communications, Inc., as Guarantor, and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 12.25% Senior Notes due 2013 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 26, 2007).
4.26
Supplemental Indenture, dated as of March 1, 2007, among Level 3 Communications, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of February 29, 2000, among Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Communications, Inc.'s 11% Senior Notes Due 2008 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 2, 2007).
4.27
Supplemental Indenture, dated as of March 1, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc., together with Level 3 Communications, Inc. and Level 3 Communications, LLC, as Guarantors and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, by and among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York as Trustee relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2011 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 2, 2007).
4.28
Supplemental Indenture, dated as of March 6, 2007, among Level 3 Communications, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of February 29, 2000, among Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Communications, Inc.'s 10 3/4% Senior Euro Notes Due 2008 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 7, 2007).
4.29
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2011 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

4.30
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Broadwing Financial Services, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2011 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
4.31
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 12.25% Senior Notes Due 2013 (Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
4.32
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Broadwing Financial Services, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, and the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 12.25% Senior Notes Due 2013 (Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
4.33
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1, 2003, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 20, 2004 among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes Due 2011 (Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

4.34
Amended and Restated Supplemental Indenture, dated as of March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Broadwing Financial Services, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of October 30, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, and the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 9.25% Senior Notes Due 2014 (Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
4.35
Supplemental Indenture, dated as of March 13, 2007, among Level 3 Communications, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated as of January 13, 2006, among Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Communications, Inc.'s 11.5% Senior Notes Due 2010 (Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
4.36
Supplemental Indenture, dated as of April 9, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated October 30, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 9.25% Senior Notes Due 2014 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 11, 2007).
4.37
Supplemental Indenture, dated as of April 9, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated October 30, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 9.25% Senior Notes Due 2014 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated April 11, 2007).
4.38
Supplemental Indenture, dated as of January 4, 2007, among Broadwing Financial Services, Inc., Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated October 30, 2006 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 9.25% Senior Notes Due 2014 (Exhibit 4.2 to the Registrant's Registration Statement on Form S-4/A File No. 333-139123-01).
4.39
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 8.75% Senior Notes Due 2017 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 31, 2007).
4.40
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 8.75% Senior Notes Due 2017 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 31, 2007).

4.41
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2015 (Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated May 31, 2007).
4.42
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2015 (Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated May 31, 2007).
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
10.8	1995 Stock Plan of Level 3 Communications, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.9.1	Outperform Stock Option Amended and Restated Master Award Agreement of Level 3 Communications, Inc. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.9.2	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.10	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 20, 2007).

10.11
Form of Registration Rights and Transfer Restriction Agreement by and among Level 3 Communications, Inc., PT Holding Company LLC, Progress Telecommunications Corporation, Caronet, Inc., and EPIK Communications Incorporated to be entered into on the closing of the transaction contemplated by the Purchase Agreement 2006 (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 30, 2006).
10.12
Registration Rights and Transfer Restriction Agreement, dated May 31, 2006, by and among Level 3 Communications, Inc., MCCC ICG Holdings LLC, Columbia Capital Equity Partners III(QP), L.P., Columbia Capital Partners III (Cayman), L.P., Columbia Capital Equity Partners III (AI), L.P., Columbia Capital Investors III, L.L.C., Columbia Capital Employees Investors III, L.L.C., M/C Venture Partners V, L.P., M/C Venture Investors, L.L.C., Chestnut Venture Partners, L.P., and Bear Investments, LLLP. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 1, 2006).
10.13
Stock Purchase Agreement, dated July 20, 2006, among Level 3 Communications, Inc., Technology Spectrum, Inc. and Insight Enterprises, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 26, 2006).
10.14
Registration Rights Agreement, dated as of August 2, 2006, between Level 3 Communications, Inc. and Cheshire Holding Corp., as agent for the security holders of Looking Glass Networks Holding Co., Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 3, 2006).
10.15
Consent, dated as of August 7, 2006, by Level 3 Communications, Inc. relating to that certain Securities Purchase Agreement, dated as of February 18, 2005, by and among Level 3 Communications, Inc. and the Investors named on Exhibit A Thereto (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 7, 2006).
10.16
Registration Agreement, dated October 30, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.'s 9.25% Senior Notes due 2014 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated October 30, 2006).
10.17
Registration Agreement, dated December 28, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.'s 9.25% Senior Notes due 2014 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 28, 2006).
10.18
Exchange Agreement, dated as of January 11, 2007, among Level 3 Communications, Inc., Southeastern Asset Management, Inc., on behalf of its investment advisory clients, and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 17, 2007).
10.19
Registration Agreement, dated February 14, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes due 2015 (Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

10.20
Registration Agreement, dated February 14, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.'s 8.75% Senior Notes due 2017 (Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated February 20, 2007).
10.21
Credit Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.22
Guarantee Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.23
Collateral Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.24
Indemnity, Subrogation and Contribution Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.25
Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC, the Subsidiaries (Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.26
Supplement No. 1 to Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 Financing, Inc., the Subsidiaries (Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.27
Amended and Restated Loan Proceeds Note, dated March 13, 2007, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.28
Amended and Restated Loan Proceeds Note Collateral Agreement, dated March 13, 2007, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.29
Amended and Restated Loan Proceeds Note Guarantee Agreement, dated March 13, 2007, among Broadwing Financial Services, Inc., and Level 3 Financing, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.30	Retention Agreement, dated October 15, 2007, by and between Level 3 Communications, LLC and Sunit S. Patel (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 17, 2007).
10.31
Standstill Agreement, dated November 19, 2007, by and between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 19, 2007).
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of February, 2008.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE
	Name:	James Q. Crowe
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 29, 2008
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 29, 2008
/s/ SUNIT S. PATEL Sunit S. Patel	Group Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 29, 2008
/s/ DOUGLAS C. EBY Douglas C. Eby	Director	February 29, 2008
/s/ JAMES O. ELLIS, JR. James O. Ellis, Jr.	Director	February 29, 2008
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 29, 2008
/s/ ROBERT E. JULIAN Robert E. Julian	Director	February 29, 2008
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 29, 2008
/s/ ARUN NETRAVALI Arun Netravali	Director	February 29, 2008
/s/ JOHN T. REED John T. Reed	Director	February 29, 2008
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	February 29, 2008
/s/ ALBERT C. YATES Albert C. Yates	Director	February 29, 2008

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

We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 29, 2008

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three year period ended December 31, 2007

	2007	2006	2005
	(dollars in millions, except per share data)
Revenue:
Communications	$4,199	$3,311	$1,645
Coal mining	70	67	74

Total revenue	4,269	3,378	1,719
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	1,769	1,460	463
Coal mining	64	57	53

Total cost of revenue	1,833	1,517	516
Depreciation and amortization	942	730	647
Selling, general and administrative	1,723	1,258	769
Restructuring and impairment charges	12	13	23

Total costs and expenses	4,510	3,518	1,955

Operating Loss	(241)	(140)	(236)
Other Income (Expense):
Interest income	54	64	35
Interest expense	(577)	(648)	(530)
Loss on early extinguishment of debt, net	(427)	(83)	—
Other, net	55	19	29

Total other income (expense)	(895)	(648)	(466)

Loss from Continuing Operations Before Income Taxes	(1,136)	(788)	(702)
Income Tax Benefit (Expense)	22	(2)	(5)

Loss from Continuing Operations	(1,114)	(790)	(707)
Discontinued Operations:
Income from discontinued operations	—	13	20
Gain on sale of discontinued operations	—	33	49

Income from Discontinued Operations	—	46	69

Net Loss	$(1,114)	$(744)	$(638)

Earnings (Loss) Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.73)	$(0.79)	$(1.01)
Income from Discontinued Operations	—	.05	0.10

Net Loss	$(0.73)	$(0.74)	$(0.91)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$714	$1,681
Marketable securities	9	235
Restricted cash and securities	23	46
Receivables, less allowances for doubtful accounts of $20 and $17, respectively	395	326
Other	88	101

Total Current Assets	1,229	2,389
Property, Plant and Equipment, net	6,669	6,468
Restricted Cash and Securities	101	90
Goodwill	1,421	408
Other Intangibles, net	680	511
Other Assets, net	145	128

Total Assets	$10,245	$9,994

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$396	$391
Current portion of long-term debt	32	5
Accrued payroll and employee benefits	97	92
Accrued interest	128	143
Current portion of deferred revenue	166	128
Other	139	156

Total Current Liabilities	958	915
Long-Term Debt, less current portion	6,832	7,357
Deferred Revenue, less current portion	763	767
Other Liabilities	622	581

Total Liabilities	9,175	9,620

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,537,862,685 issued and outstanding in 2007 and 1,178,423,105 issued and outstanding in 2006	15	12
Additional paid-in capital	11,004	9,305
Accumulated other comprehensive income (loss)	104	(4)
Accumulated deficit	(10,053)	(8,939)

Total Stockholders' Equity	1,070	374

Total Liabilities and Stockholders' Equity	$10,245	$9,994

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three year period ended December 31, 2007

	2007	2006	2005
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(1,114)	$(744)	$(638)
Income from discontinued operations	—	(46)	(69)

Loss from continuing operations	(1,114)	(790)	(707)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	942	730	647
Loss on debt extinguishments, net	427	83	—
Loss on impairments	1	8	9
Gain on sale of property, plant and equipment and other assets	(40)	(7)	(9)
Non-cash compensation expense attributable to stock awards	122	84	51
Amortization of debt issuance costs	15	19	16
Deferred income taxes	(23)	—	—
Accreted interest on long-term debt discount	22	38	33
Accrued interest on long-term debt	(5)	32	30
Change in working capital items net of amounts acquired:
Receivables	21	131	3
Other current assets	18	8	(15)
Payables	(73)	(23)	(12)
Deferred revenue	17	(53)	(121)
Other current liabilities	(105)	(32)	(26)
Other, net	6	(7)	(17)

Net Cash Provided by (Used in) Operating Activities of Continuing Operations	231	221	(118)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	333	280	584
Purchases of marketable securities	—	(98)	(648)
Decrease (increase) in restricted cash and securities, net	12	(21)	(4)
Capital expenditures	(633)	(392)	(300)
Advances from discontinued operations, net	—	18	13
Acquisitions, net of cash acquired, and investments	(676)	(749)	(379)
Proceeds from sale of discontinued operations, net of cash sold	(2)	307	82
Proceeds from sale of property, plant and equipment, and other investments	5	7	11

Net Cash Used in Investing Activities	$(961)	$(648)	$(641)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three year period ended December 31, 2007 (Continued)

	2007	2006	2005
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$2,349	$2,256	$943
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(2,618)	(1,110)	(130)
Proceeds from warrants and stock-based equity plans	26	—	—
Equity offering	—	543	—

Net Cash (Used in) Provided by Financing Activities	(243)	1,689	813
Discontinued Operations:
Net cash used in discontinued operating activities	—	(20)	(5)
Net cash used in investing activities	—	(23)	(22)
Net cash used in financing activities	—	—	(1)
Effect of exchange rates on cash and cash equivalents	—	—	(4)

Net Cash Used in Discontinued Operations	—	(43)	(32)
Effect of Exchange Rates on Cash and Cash Equivalents	6	10	(13)

Net Change in Cash and Cash Equivalents	(967)	1,229	9
Cash and Cash Equivalents at Beginning of Year:
Cash and cash equivalents of continuing operations	1,681	379	338
Cash and cash equivalents of discontinued operations	—	73	105

Cash and Cash Equivalents at End of Year:
Cash and cash equivalents of continuing operations	$714	$1,681	$379

Cash and cash equivalents of discontinued operations	$—	$—	$73

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$545	$559	$451
Income taxes paid	1	—	—
Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$692	$904	$313
Equity issued to retire debt	879	—	—
Long-term debt retired by conversion to equity	702	—	—
Amendment and restatement of $730 million credit agreement	—	730	—
Long-term debt issued in exchange transaction	—	619	—
Long-term debt retired in exchange transaction	—	692	—
Settlement of debt obligation and current liabilities with restricted securities	—	—	13
Decrease in deferred revenue related to acquisitions	—	10	2

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three year period ended December 31, 2007

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2004	$7	$7,371	$19	$(7,554)	$(157)
Common Stock:
WilTel acquisition	1	312	—	—	313
Stock plan grants	—	37	—	—	37
Shareworks plan	—	24	—	—	24
401(k) plan	—	15	—	—	15
Net Loss	—	—	—	(638)	(638)
Other Comprehensive Loss	—	—	(70)	—	(70)

Balances at December 31, 2005	8	7,759	(51)	(8,192)	(476)
Adjustment for EITF No. 04-6	—	—	—	(3)	(3)

Adjusted balances at December 31, 2005	8	7,759	(51)	(8,195)	(479)
Common Stock:
Acquisitions	2	902	—	—	904
Equity offering, net of offering costs	2	541	—	—	543
Stock plan grants	—	60	—	—	60
Shareworks plan	—	25	—	—	25
401(k) plan	—	18	—	—	18
Net Loss	—	—	—	(744)	(744)
Other Comprehensive Income	—	—	47	—	47

Balances at December 31, 2006	12	9,305	(4)	(8,939)	374
Common Stock:
Acquisitions	1	691	—	—	692
Exercise of warrants and options and stock sales	—	26	—	—	26
Stock plan grants	—	77	—	—	77
401(k) plan	—	28	—	—	28
Debt conversion to equity	2	877	—	—	879
Net Loss	—	—	—	(1,114)	(1,114)
Other Comprehensive Income	—	—	108	—	108

Balances at December 31, 2007	$15	$11,004	$104	$(10,053)	$1,070

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three year period ended December 31, 2007

	2007	2006	2005
	(dollars in millions)
Net Loss	$(1,114)	$(744)	$(638)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign currency translation	131	48	(69)
Unrealized appreciation (depreciation) of available-for-sale investment	7	1	(1)
Unrealized depreciation of interest rate swap	(37)	—	—
Other, net	7	(2)	—

Other Comprehensive Income (Loss), Before Income Taxes	108	47	(70)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss), Net of Income Taxes	108	47	(70)

Comprehensive Loss	$(1,006)	$(697)	$(708)

SUPPLEMENTARY STOCKHOLDERS' EQUITY (DEFICIT) INFORMATION

	Net Foreign Currency Translation Adjustment	Unrealized Appreciation (Depreciation) of Investment and Interest Rate Swap	Other	Total
	(dollars in millions)
Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2004	$50	$—	$(31)	$19
Change	(69)	(1)	—	(70)

Balance at December 31, 2005	(19)	(1)	(31)	(51)
Change	48	1	(2)	47

Balance at December 31, 2006	29	—	(33)	(4)
Change	131	(30)	7	108

Balance at December 31, 2007	$160	$(30)	$(26)	$104

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.

        Level 3 acquired WilTel Communications Group, LLC ("WilTel") on December 23, 2005; Progress Telecom, LLC ("Progress Telecom") on March 20, 2006; ICG Communications, Inc. ("ICG Communications") on May 31, 2006; TelCove, Inc. ("TelCove") on July 24, 2006; Looking Glass Networks Holding Co., Inc. ("Looking Glass") on August 2, 2006; Broadwing Corporation ("Broadwing") on January 3, 2007; the Content Delivery Network services business ("CDN Business") of SAVVIS, Inc. on January 23, 2007; and Servecast Limited ("Servecast") on July 11, 2007. As applicable, the Company also acquired these companies' operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

        On September 7, 2006, Level 3 sold Software Spectrum, Inc. ("Software Spectrum"), the Company's software reseller business, to Insight Enterprises, Inc. ("Insight Enterprises"). On November 30, 2005, Level 3 sold (i)Structure, LLC ("(i)Structure"), Level 3's wholly owned IT infrastructure management outsourcing subsidiary, to Infocrossing, Inc. ("Infocrossing"). The two businesses comprised Level 3's information services segment. The results of operations, financial condition and cash flows for the Software Spectrum and (i)Structure businesses have been classified as discontinued operations in the consolidated financial statements and related notes for all periods presented in this report (See Note 3).

        On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC ("Vyvx Ads") to DG FastChannel, Inc. for $129 million in cash. The sale is expected to close in the second quarter of 2008 subject to regulatory approval. The results of operations for the Vyvx Ads business are included in continuing operations from when it was acquired as part of the WilTel transaction in December 2005. The pending disposal of the Vyvx Ads business does not meet the criteria under SFAS No. 144 for presentation as discontinued operations since the business is not considered an asset group as defined in Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice, video and dark fiber, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Management establishes appropriate revenue reserves using an analysis of historical credit activity to address, where significant, circumstances that at the time services are rendered, collection is not reasonably assured either due to credit risk, the potential for billing disputes or other reasons. Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

  Concentration of Credit Risk

        The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to smaller, early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes whether collectability of revenue and other out-of-pocket expenses is probable prior to the commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. As a result of the WilTel acquisition in 2005 and the Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions in 2006, the total number of customers increased to approximately 18,000 at December 31, 2006. As a result of the Broadwing, CDN Business and Servecast acquisitions in 2007, the total number of customers increased to approximately 34,000 at December 31, 2007. The policies and procedures for reviewing the financial condition of the additional customers related to the acquisitions remained consistent with those described above and as a result, the Company does not believe its overall credit risk has increased significantly. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company is not immune from the effects of downturns in the communications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by the terms of contracts and statutes.

        Approximately 34% of Level 3's communications revenue was concentrated among its top ten customers for the year ended December 31, 2007. Revenue attributable to AT&T, Inc. and subsidiaries, including SBC Communications, Bell South Communications and AT&T Mobility (formerly Cingular Wireless) amounted, on an aggregate basis, to approximately $624 million and $1.1 billion for the years ended December 31, 2007 and 2006, respectively. This represents approximately 15% and 32% of consolidated revenue for the years ended December 31, 2007 and 2006, respectively, and is included within the Communications segment in the consolidated statements of operations. Prior to the acquisition of WilTel in December 2005, AT&T, Inc. and subsidiaries was not a significant customer of the Company.

Discontinued Information Services

        On September 7, 2006, Level 3 sold Software Spectrum, Inc. ("Software Spectrum"), the Company's software reseller business, to Insight. On November 30, 2005, Level 3 sold (i)Structure, Level 3's wholly owned IT infrastructure management outsourcing subsidiary to Infocrossing. The two businesses comprised Level 3's information services segment. The results of operations, financial condition and cash flows for the Software Spectrum and (i)Structure businesses have been classified as

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

discontinued operations in the consolidated financial statements and related footnotes for all periods presented in this report (See Note 3).

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

        Advertising expense was $16 million, $8 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Employee Compensation

        The Company has accounted for stock-based employee compensation using a fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") since 1998. For the year ended December 31, 2005, the Company recognized expense using the accelerated vesting methodology of FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28") (See Note 16). Beginning January 1, 2006, Level 3 adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Under SFAS No. 123R, the Company separates each award into vesting tranches and recognizes expense for each tranche over the vesting period in the same manner as under FIN 28. The adoption of SFAS No. 123R as of January 1, 2006 did not have a material effect on the Company's financial position or results of operations.

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

        During 2006, Level 3 determined that the period it expects to use its existing fiber and certain equipment is longer than the remaining useful lives as originally estimated. As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years, its existing transmission equipment from 5 years to 7 years and its existing IP equipment from 3 years to 4 years.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.

Earnings (Loss) Per Share

        Basic earnings (loss) per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2007, 2006 or 2005 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on an analysis of its historical experience with bad debt writeoffs and aging of the accounts receivable balance. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Restricted Cash and Securities

        The Company classifies any cash or investments that collateralize outstanding letters of credit, long-term debt, and certain operating or performance obligations of the Company as restricted cash. The Company also classifies cash and investments restricted to fund certain reclamation liabilities as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Long-Lived Assets

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is no longer amortized, and is evaluated for impairment at least annually.

        Other intangible assets primarily include customer contracts, customer relationships, patents and technology acquired in business combinations. The intangible assets with estimated useful lives are amortized on a straight-line basis over the expected period of benefit, which ranges from 2 to 12 years. Certain intangibles acquired in the WilTel and TelCove transactions have an indefinite life. In accordance with SFAS No. 142, the Company evaluates its indefinite lived intangible assets for impairment annually or as circumstances change that could affect the recoverability of the carrying amount of the assets.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

Accounting for Asset Retirement Obligations

        The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining. These estimated costs are calculated based on the expected future risk adjusted cash flows to remediate such properties discounted at a risk-free rate. The Company also provides an accrual for obligations related to certain colocation leases and right-of-way agreements in accordance with SFAS No. 143, based on the estimated total cost of restoration of such properties to their original condition. These estimated obligations are calculated based on the expected discounted future cash flows using the Company's estimated weighted average cost of capital at the time the obligation is incurred and applying a probability factor for conditional restoration obligations. Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.

Income Taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. The majority of the foreign jurisdiction net operating losses not utilized can be carried forward indefinitely. A valuation allowance has been recorded against the majority of the Company's deferred tax assets, as the Company has concluded that under relevant accounting standards, it is more likely than not that deferred tax assets will be not be realizable. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Foreign Currencies

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have either British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar during 2007, 2006 and 2005. As a result, the Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statement of comprehensive loss in accordance with SFAS No. 52 "Foreign Currency Translation". The Company considers its investments in its foreign subsidiaries to be long-term in nature.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, recoverability of long-lived and indefinite-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimatable, cost of revenue disputes for the communications business, unfavorable contract liabilities set up in purchase accounting, asset retirement obligations and the fair value of stock and option grants. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN No. 48"), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company's policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company's consolidated results of operations or financial condition as of and for the year ended December 31, 2007.

        In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"), which was effective for Level 3 starting January 1, 2007. The scope of

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies". If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $45 million, $19 million and $7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The adoption of EITF No. 06-3 did not have a material effect on the Company's consolidated results of operations or financial condition for year ended December 31, 2007, as the policy followed was consistent before and after adoption.

        In September 2006, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's consolidated results of operations or financial condition upon adoption on January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS No.141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be restated to classify noncontrolling interests in

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. This statement is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential effect that the adoption of SFAS No. 160 will have on its consolidated results of operations or financial condition.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the December 31, 2007 presentation.

(2) Acquisitions

        In 2006, the Company embarked on a strategy to expand its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy allows the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets also provides additional opportunities to sell services to bandwidth intensive businesses on the Company's national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007. Level 3 has also embarked on a strategy to expand its content delivery network services with the acquisitions of the CDN Business in the first quarter of 2007 and Servecast in the third quarter of 2007. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Level 3 common stock issued in connection with the acquisitions was determined based on the average closing price for Level 3 common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

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

        Broadwing Acquisition:    On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $753 million of cash, including $9 million of transaction costs, and issued approximately 123 million shares of the Company's common stock, valued at $688 million. As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock. In the second

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to the acquisition. In the fourth quarter of 2007, the Company incurred additional transaction costs of $2 million related to the transaction.

        In connection with the acquisition of Broadwing, the Company guaranteed $180 million in aggregate principal amount of Broadwing Corporation's 3.125% Convertible Senior Debentures due 2026 (the "Broadwing Debentures") and the transaction included $24 million in capital lease obligations related primarily to a metro fiber IRU agreement. As of February 16, 2007, the holders of $179 million in aggregate principal amount of the Broadwing Debentures converted their Broadwing Debentures into a total of 17 million shares of Level 3 common stock and approximately $105 million in cash pursuant to the terms of the indenture governing the Broadwing Debentures and the agreement whereby Level 3 acquired Broadwing. The remaining $1 million in aggregate principal amount of the Broadwing Debentures was repurchased by Broadwing at 100% of par as required by the indenture governing the Broadwing Debentures.

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

        TelCove Acquisition:    On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock, valued at $623 million. In addition, Level 3 repaid $132 million of TelCove debt and acquired $12 million in capital leases in the transaction. Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

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

        Progress Telecom:    On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC ("PT Holding") excluding certain specified assets and liabilities of Progress Telecom. Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the purchase agreement, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of approximately $69 million in cash and approximately 20 million shares of Level 3 common stock, valued at $66 million. The purchase price was subsequently reduced by $2 million for working capital and other contractual matters. The Company received payment of the $2 million adjustment in July 2006.

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

        WilTel:    On December 23, 2005, the Company completed the acquisition of WilTel from Leucadia National Corporation and its subsidiaries (together "Leucadia"). The consideration paid consisted of approximately $390 million in cash (which included a $16 million adjustment for estimated excess working capital), plus $100 million in cash to reflect Leucadia's having complied with its obligation to leave that amount of cash in WilTel, and 115 million newly issued unregistered shares of Level 3 common stock, valued at $313 million.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

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

        The acquisition included all of WilTel's communications business and WilTel's Vyvx video transmission business. The acquisition also included a multi-year contract between SBC Service, Inc. and WilTel ("SBC Contract Services Agreement"). SBC Services, Inc. became a subsidiary of AT&T Inc. ("AT&T") (together "SBC") and announced its intention to migrate the services provided by WilTel to the merged SBC Services, Inc. and AT&T network. WilTel and SBC amended the SBC Contract Services Agreement to run through 2009. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. As of December 31, 2007, SBC fully satisfied the $335 million of the December 2005 to the end of 2007 gross margin purchase commitment. SBC's purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of December 31, 2007, SBC had satisfied $39 million of the $75 million gross margin purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded annual revenue of $25 million in both 2006 and 2007 under the agreement. Of the annual amounts, 50% was based on monthly performance criteria and the remaining 50% was based on performance criteria for the full year. The performance-based incentive provisions of the agreement ended on December 31, 2007. Level 3 will not earn performance-based incentives in 2008 under the SBC Contract Services Agreement.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

Purchase Price Allocation

        Under business combination accounting, the total final purchase price for each of the acquired companies was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. The valuations for the WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and CDN Business acquisitions have been finalized. The valuation for the Servecast acquisition is in the process of being finalized.

        The valuations for the WilTel, Looking Glass and CDN Business acquisitions indicated that the fair value of the assets acquired exceeded the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess value was applied against the estimated fair value of the long-lived assets in each transaction. The valuations for the Progress Telecom, ICG Communications and TelCove acquisitions in 2006 and the valuations for the Broadwing and Servecast acquisitions in 2007 indicated that the fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition.

Tangible and Intangible Long-Lived Assets

        In performing the purchase price allocation for each acquired company, the Company considered, among other factors, the intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of each acquired company's products. The fair value of assets was based, in part, on a valuation using either a cost, income, or in some cases, market valuation approach and estimates and assumptions provided by management. The tangible assets primarily include the real and personal property used to provide communications services, as well as video services in the case of the WilTel acquisition. In addition, tangible assets include the fair value of software purchased or developed by each company, if applicable. Intangible assets consist primarily of customer relationships, patents and developed technology and the Vyvx trademark. Management has established indefinite lives on the Vyvx trademark and certain other intangible assets, lives ranging from 6 to 12 years for the customer relationships and lives ranging from 10 to 12 years for patents and developed technology.

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

Current and Noncurrent Obligations

        The fair value of each acquired company's current liabilities was determined based on the expected cash flows for the twelve months following the date of acquisition. Level 3 did not present value the cash flows as it does not expect the present values to be significantly different from the gross cash flows.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

        The noncurrent obligations assumed in each acquisition, if applicable, have been recorded at their present value using an appropriate interest rate. The Company has identified certain acquired facilities that it does not expect to utilize for the combined business. The Company has also revalued the asset retirement obligations of each acquired company using Level 3's weighted average cost of capital rather than the acquired company's weighted average cost of capital.

  Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2006 and 2007 had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical revenue of the acquired companies, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, restructuring costs and acquisition costs reflected in the historical statements of operations for periods prior to Level 3's acquisition.

	Unaudited Pro Forma Years ended December 31,
	2007	2006
	(dollars in millions, except per share data)
Revenue	$4,273	$4,595

Loss from Continuing Operations	$(1,115)	$(890)
Income from Discontinued Operations	—	46

Net Loss	$(1,115)	$(844)

Per common share:
Loss from continuing operations	$(0.73)	$(0.69)
Income from discontinued operations	—	0.04

Net loss	$(0.73)	$(0.65)

Pro Forma Weighted Average Common Shares Outstanding (in thousands)	1,518,906	1,284,878

        Included in the actual results and pro forma financial information for the year ended December 31, 2007 are certain amounts which affect the comparability of the results, including net losses of $427 million as a result of the early extinguishments of certain long-term debt, a gain of $37 million from the partial sale of the Company's investment in Infinera shares, a tax benefit of $23 million as a result of recognizing a deferred tax benefit for the reversal of a valuation allowance, a workforce reduction charge of $11 million and $10 million of termination revenue.

        Included in the actual results and pro forma financial information for the year ended December 31, 2006 are certain amounts which affect the comparability of the results, including net

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

losses of $83 million as a result of the early extinguishments of certain long-term debt, $11 million of termination revenue, income from discontinued operations of $46 million, a workforce reduction charge of $5 million, and non-cash impairment charges of $8 million that primarily resulted from the decision to terminate certain information technology projects in the Communications business.

        The fair value of the assets acquired and the liabilities assumed in the Servecast transaction is based upon a preliminary valuation as of the acquisition date after reflecting other contractual purchase price adjustments and is subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans. The fair value of assets acquired and liabilities assumed in the WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, CDN Business and Broadwing transactions are based upon final valuations after reflecting other contractual purchase price adjustments.

        During the third quarter of 2007, the preliminary valuation for the Servecast acquisition was completed. As a result, the Company recorded intangible assets for customer relationships totaling $9 million and technology totaling $8 million. Based on the purchase price allocation, goodwill totaling $30 million was recorded for the Servecast transaction.

        During the second and third quarters of 2007, the Company recorded purchase price allocation adjustments for the Broadwing acquisition that resulted in a net increase of $1 million to goodwill. The purchase price allocation adjustments included increases in goodwill of $4 million to record liabilities incurred by Broadwing prior to the acquisition and $1 million for additional transaction costs; and decreases to goodwill for the receipt after the acquisition of $4 million in insurance proceeds related to the settlement of an insurance claim that was made prior to the acquisition.

        In addition, during the fourth quarter of 2007, the Company recorded purchase price allocation adjustments for the Broadwing acquisition that resulted in a net increase of $98 million to goodwill. The adjustments in the fourth quarter of 2007 included a decrease in the identifiable intangible assets for Broadwing from $254 million in the preliminary valuation to $154 million as a result of additional analysis of the estimated cash flows expected to be generated for the customers acquired in the Broadwing acquisition. The decrease in the value of the identifiable intangible assets for Broadwing increased the goodwill originally recorded on the transaction by $100 million. In addition, during the fourth quarter of 2007, there were miscellaneous adjustments to the assets and liabilities of Broadwing that resulted in a net decrease in goodwill of $2 million. These adjustments included additional transaction costs, adjustments to the original property, plant and equipment value and reductions to accrued severance and other liabilities. The changes resulted in total goodwill of $1.038 billion for the Broadwing acquisition as of December 31, 2007.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

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

        The adjusted fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired in 2006 and 2007 are as follows.

	Servecast	CDN Business	Broadwing	Looking Glass	TelCove	ICG Communications	Progress Telecom	WilTel
	(dollars in millions)
Assets:
Cash and cash equivalents	$1	$—	$257	$3	$3	$6	$—	$128
Marketable securities	—	—	46	—	—	—	—	—
Accounts receivable	1	—	82	8	23	7	3	257
Other current assets	—	—	19	2	5	2	2	22
Property, plant and equipment, net	1	2	239	185	796	93	77	629
Goodwill	30	—	1,038	—	179	73	30	—
Identifiable intangible assets	17	133	154	9	273	18	36	152
Other assets	—	—	31	1	—	5	—	26

Total Assets	50	135	1,866	208	1,279	204	148	1,214

Liabilities:
Accounts payable	1	1	37	5	21	6	1	204
Accrued payroll	—	1	14	1	6	2	1	29
Other current liabilities	—	—	117	9	20	10	7	61
Current portion of capital leases	3	—	2	—	3	—	1	—
Long-term debt	—	—	203	—	—	—	—	—
Capital leases	—	—	22	—	9	3	8	—
Deferred revenue - Acquired Company	—	—	13	1	—	4	—	41
Deferred revenue - Level 3	—	—	—	(2)	(3)	(1)	(4)	(2)
Other Liabilities	—	—	15	30	7	2	—	98

Total Liabilities	4	2	423	44	63	26	14	431

Purchase Price	$46	$133	$1,443	$164	$1,216	$178	$134	$783

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Discontinued Operations

Disposal of Information Services Segment

        The Company sold the two businesses, Software Spectrum and (i)Structure, that comprised Level 3's information services segment and has presented the results of operations for those businesses as discontinued operations for all periods presented.

Software Spectrum

        On September 7, 2006, Level 3 sold Software Spectrum to Insight, a leading provider of information technology products and services. In connection with the transaction, Level 3 received total proceeds of $353 million in cash, consisting of a base purchase price of $287 million and a working capital adjustment of approximately $66 million. The purchase price was subject to working capital and certain other post-closing adjustments. During the fourth quarter of 2006, the Company paid $2 million to Insight as the final working capital adjustment. Level 3 recognized a $33 million gain on the transaction in the third quarter of 2006 after transaction costs.

        The following is the summarized results of operations of the Software Spectrum business for the period from January 1, 2006 through September 7, 2006 and for the year ended December 31, 2005:

	January 1, Through September 7, 2006	Twelve Months Ended 2005
	(dollars in millions)
Revenue	$1,400	$1,894
Costs and Expenses:
Cost of revenue	1,269	1,717
Depreciation and amortization	8	10
Selling, general and administrative	111	143
Restructuring and impairment charges	1	—

Total costs and expenses	1,389	1,870

Income from Operations	11	24
Other Income (Expense)	5	(1)

Income Before Income Taxes	16	23
Income Tax Expense	(3)	(3)

Income from Discontinued Operations	$13	$20

(i)Structure

        On November 30, 2005, Level 3 sold (i)Structure to Infocrossing for proceeds of $85 million which consisted of $82 million in cash and $3 million of Infocrossing common stock. Level 3 recognized a $49 million gain on the transaction in the fourth quarter of 2005. The cash purchase price was subject to a post-closing adjustment based on actual working capital as of the closing date that was settled in the fourth quarter of 2007 for approximately $2 million.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Discontinued Operations (Continued)

        The following is the summarized results of operations of the (i)Structure business for the eleven months ended November 30, 2005:

January 1, Through November 30, 2005
(dollars in millions)
Revenue	$64
Costs and Expenses:
Cost of revenue	47
Depreciation and amortization	8
Selling, general and administrative	9

Total costs and expenses	64

Income from Discontinued Operations	$—

(4) Termination Revenue

        The Company recognized termination revenue totaling $10 million, $11 million and $133 million in 2007, 2006 and 2005, respectively. Termination revenue is reported in the same manner as the original service provided.

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

(5) Restructuring and Impairment Charges

Restructuring Charges

        During the period from December 23, 2005 through December 31, 2007, the Company initiated cumulative workforce reductions expected to affect approximately 2,200 employees in its North American communications business related to the integration of businesses acquired since December 2005. Of the 2,200 employees, approximately 23% were expected to be legacy Level 3 employees and approximately 77% were expected to be employees of acquired businesses.

        In December 2005 and during 2006, the Company initiated cumulative workforce reductions expected to affect approximately 1,200 employees in its North American communications business

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring and Impairment Charges (Continued)

related to the integration of WilTel Communications Group, LLC ("WilTel"), Progress Telecom, ICG Communications, TelCove and Looking Glass into Level 3's operations. Of the 1,200 employees, approximately 22% were expected to be employees of legacy Level 3 and 78% were expected to be employees of the acquired companies. Separately, in January 2005, Level 3 initiated and completed workforce reductions affecting 472 employees in the legacy Level 3 business that were not related to integration of acquired businesses.

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

        The accounting treatment for the severance costs associated with the workforce reductions is dependent on whether those individuals affected are former employees of the acquired companies or legacy Level 3 employees. For the period from January 1, 2006 through December 31, 2007, the Company had notified or terminated a total of 2,020 employees (729 employees of legacy Level 3 and 1,291 employees of acquired businesses) pursuant to integration activities.

        The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. The Company expects cumulative severance and related costs to total approximately $60 million for former WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing employees. During the year ended December 31, 2007, Level 3 paid $32 million of severance and related costs for these employees resulting in cumulative payments from January 1, 2006 to December 31, 2007 of $51 million for severance and related charges.

        The workforce reduction attributable to the WilTel integration activity was substantially complete by the end of 2006. The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove and Looking Glass integration activities were substantially completed in the third quarter of 2007. The workforce reductions attributable to the Broadwing integration activities are expected to be substantially completed in 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring and Impairment Charges (Continued)

        An analysis of the liability for the severance and related activity associated with the integration of the acquired companies follows:

	Severance and Related Costs for Acquired Company Employees
	Number of Employees	Amount
		(in millions)
Balance December 31, 2004	—	$—
2005 Accruals	765	26

Balance December 31, 2005	765	26
2006 Accruals	445	12
2006 Change in Estimate	(277)	(8)
2006 Payments	(547)	(19)

Balance December 31, 2006	386	11
2007 Accruals	750	33
2007 Change in Estimate	(143)	(3)
2007 Payments	(744)	(32)

Balance December 31, 2007	249	$9

        Severance costs attributable to legacy Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee. For the year ended December 31, 2007, the Company recorded approximately $11 million in restructuring charges for affected legacy Level 3 employees. As of December 31, 2007, the Company had remaining obligations of $4 million for those legacy Level 3 employees terminated or notified.

        A summary of the restructuring charges and related activity for legacy Level 3 employees follows:

	Severance and Related Costs for Legacy Level 3 Employees
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2004	—	$—	$16
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(3)

Balance December 31, 2005	—	—	12
2006 Charges	248	5	—
2006 Payments	(242)	(5)	(2)

Balance December 31, 2006	6	—	10
2007 Charges	481	11	—
2007 Payments	(348)	(7)	(1)

Balance December 31, 2007	139	$4	$9

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring and Impairment Charges (Continued)

Impairments

        The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its communications assets, conducts a comprehensive review of the carrying value of its communications assets to determine if the carrying amount of the communications assets are recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). For purposes of this review, Level 3 has historically separately evaluated colocation facilities, certain additional conduits and its communications network (including network equipment, fiber, conduits and customer premise equipment) as these were the lowest levels with separately identifiable cash flows for grouping of assets. Beginning in 2006, the Company stopped evaluating colocation assets separately and began including them in the communications network asset group due to changes in the nature of the cash flows from the delivery of colocation services. The majority of the Company's colocation customers now purchase other services in conjunction with their colocation services thereby reducing the independence of colocation services cash flows from other services. In addition, the percentage of colocation space used to support the network asset has increased over time. The impairment analysis is based on a long-term cash flow forecast to assess the recovery of the communications assets over the estimated useful life of the primary asset. The Company concluded that the assets were not impaired as of December 31, 2007. Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant assumptions. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. The impairment analysis of long-lived assets also requires management to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits included in the network asset group and the expected future use of certain empty conduit evaluated for impairment separately from the network asset group. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant.

        The Company recognized $8 million of non-cash impairment charges in 2006. Level 3 recognized $4 million of non-cash impairment charges as a result of the decision to terminate projects for certain voice services and certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were no longer expected to provide future benefit to the Company. In addition, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land. During the third quarter of 2007, the Company reclassified the excess land in Germany as property, plant and equipment due to the fact the land had not been sold and was no longer being actively marketed for sale.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Loss Per Share

        The Company had a loss from continuing operations for each the three years in the period ended December 31, 2007. Therefore, the effect of the approximately 315 million, 481 million and 418 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2007, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 55 million, 54 million and 59 million stock options, outperform stock options, restricted stock units and warrants outstanding at December 31, 2007, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the loss per share calculations for the Level 3 common stock (dollars in millions, except per share data):

	Year Ended December 31,
	2007	2006	2005
Loss from Continuing Operations	$(1,114)	$(790)	$(707)
Income from Discontinued Operations (2006 and 2005 include gain on sale)	—	46	69

Net Loss	$(1,114)	$(744)	$(638)

Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Earnings Per Share (in thousands)	1,517,616	1,003,255	699,589
Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.73)	$(0.79)	$(1.01)
Income from Discontinued Operations	—	0.05	0.10

Net Loss	$(0.73)	$(0.74)	$(0.91)

(7) Disclosures about Fair Value of Financial Instruments

        The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash and Cash Equivalents

        Cash equivalents generally consist of funds invested in highly liquid instruments with a maturity of three months or less from the purchase dates. The securities are stated at cost, which approximates fair value.

Marketable and Restricted Securities

        At December 31, 2007, marketable securities totaling $9 million consist of an investment in the common stock of Infinera Corporation ("Infinera"). In 2005, the Company invested $10 million in Infinera and accounted for this investment using the cost method and included the investment in

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Disclosures about Fair Value of Financial Instruments (Continued)

long-term other assets. On June 7, 2007, Infinera completed its initial public offering ("IPO") and its common stock began trading publicly on the NASDAQ Global Market. As a result of the Infinera IPO, the Company began classifying the Infinera investment on its balance sheet as a current marketable security that is available for sale, subject to compliance with applicable U.S. federal securities laws.

        The fair value of the Infinera investment as of December 31, 2007 is approximately $9 million. For the year ended December 31, 2007, an unrealized gain of $7 million was recorded on the investment in Infinera and is included in Other Comprehensive Income (Loss).

        On November 5, 2007 the Company sold approximately 80% of its original Infinera investment as part of a secondary equity offering completed by Infinera. The Company received proceeds of approximately $45 million and recognized a gain on the sale of $37 million. The realized gain of $37 million was previously included as an unrealized gain in Other Comprehensive Income (Loss) at September 30, 2007.

        At December 31, 2006, marketable securities consist of U.S. Treasury securities that were characterized as held to maturity. These securities total $235 million and are reflected as current assets on the consolidated balance sheet at December 31, 2006.

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

        The net unrealized holding gains and losses for marketable securities classified as available for sale were included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). Securities characterized as held to maturity are stated at cost. The unrealized holding gains and losses for securities characterized as held to maturity are not reflected in the consolidated financial statements.

        At December 31, 2007 and 2006 the unrealized holding gains and losses on the marketable securities were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(dollars in millions)
2007
Marketable Securities:
Equity Securities—Current	$2	$7	$—	$9

	$2	$7	$—	$9

2006
Marketable Securities:
U.S. Treasury Securities—Current	$235	$—	$(1)	$234

	$235	$—	$(1)	$234

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Disclosures about Fair Value of Financial Instruments (Continued)

        The Company recognized $37 million of realized gains from the sale of marketable equity securities in 2007, $2 million of realized gains from the sale of marketable equity securities in 2006 and $2 million of realized losses from the sale of marketable debt securities in 2005. These realized gains and losses are reflected in Other, net on the consolidated statement of operations for all periods presented.

        Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds that do not have a single maturity date.

Long-Term Debt

        The fair value of long-term debt was estimated using the December 31, 2007 and 2006 average of the bid and ask price for the publicly traded debt instruments. The CBRE Commercial Mortgage was not traded in an organized public manner. The fair value of this instrument is assumed to approximate the carrying value at December 31, 2007 as it was secured by underlying assets. The 9% Convertible Senior Discount Notes due 2013 included within Long-Term Debt are not traded in an organized public manner. The fair value of these notes was calculated using a convertible model, which uses the Black-Scholes valuation model to value the equity portion of the security and bond math to value the debt portion of the security (using market yields on other Level 3 traded debt). The 10% Convertible Senior Notes due 2011 included within Long-Term Debt are not traded in an organized public manner. Level 3 has obtained a market value from a third party broker for the 10% Convertible Senior Notes due 2011. The 11.5% Senior Notes due 2010, Floating Rate Notes due 2011 and the 10.75% Senior Notes due 2011 are not actively traded debt instruments. Level 3 has calculated the estimated fair value of these debt instruments using bond math and market yields on other Level 3 traded debt.

        The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in millions)
Cash and Cash Equivalents	$714	$714	$1,681	$1,681
Marketable Securities—Current	9	9	235	234
Restricted Cash and Securities—Current	23	23	46	46
Restricted Cash and Securities—Noncurrent	101	101	90	90
Receivables less allowance for doubtful accounts (Note 8)	395	395	326	326
Investments (Note 13)	10	10	14	14
Accounts Payable	396	396	391	391
Long-term Debt, including current portion (Note 14)	6,864	6,345	7,362	8,578
Interest Rate Swap Liability (Note 14)	37	37	—	—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Receivables

        Receivables at December 31, 2007 and 2006 were as follows:

	Communications	Coal	Total
	(dollars in millions)
2007
Accounts Receivable—Trade	$409	$6	$415
Allowance for Doubtful Accounts	(20)	—	(20)

Total	$389	$6	$395

2006
Accounts Receivable—Trade	$337	$6	$343
Allowance for Doubtful Accounts	(17)	—	(17)

Total	$320	$6	$326

        The Company recognized bad debt expense in selling, general and administrative expenses of $11 million, $1 million, and less than $1 million in 2007, 2006 and 2005, respectively. Level 3 received $2 million, $1 million and $2 million of proceeds for amounts previously deemed uncollectible in 2007, 2006 and 2005, respectively. The Company reduced accounts receivable and the allowance for doubtful accounts by $8 million in 2007 and less than $1 million in both 2006 and 2005, for the write off of previously reserved amounts the Company deemed as uncollectible.

(9) Other Current Assets

        At December 31, 2007 and 2006 other current assets consisted of the following:

	2007	2006
	(dollars in millions)
Prepaid Assets	$46	$53
Debt Issuance Costs, net	16	18
Other	26	30

	$88	$101

        Prepaid assets include insurance, software maintenance, rent and right of way costs.

(10) Property, Plant and Equipment, net

        Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $102 million, $72 million and $51 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with the project incurred when developing the business support systems are

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Property, Plant and Equipment, net (Continued)

capitalized and included in the capitalized costs above. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

        Land primarily represents owned assets of the communications business, including land improvements.

        Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within property, plant and equipment below.

        The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments taken in current and prior years.

        At December 31, 2007 and 2006, property, plant and equipment were as follows:

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2007
Land	$234	$(32)	$202
Facility and Leasehold Improvements:
Communications	1,856	(589)	1,267
Coal Mining	153	(151)	2
Network Infrastructure	5,591	(1,705)	3,886
Operating Equipment:
Communications	3,455	(2,267)	1,188
Coal Mining	72	(64)	8
Furniture, Fixtures and Office Equipment	141	(117)	24
Other	27	(24)	3
Construction-in-Progress	89	—	89

	$11,618	$(4,949)	$6,669

December 31, 2006
Land	$214	$(28)	$186
Facility and Leasehold Improvements:
Communications	1,692	(482)	1,210
Coal Mining	151	(148)	3
Network Infrastructure	5,430	(1,409)	4,021
Operating Equipment:
Communications	2,706	(1,799)	907
Coal Mining	71	(64)	7
Furniture, Fixtures and Office Equipment	132	(106)	26
Other	28	(24)	4
Construction-in-Progress	104	—	104

	$10,528	$(4,060)	$6,468

        The value of property, plant and equipment related to the Servecast acquisition is based on a preliminary valuation. The value of property, plant and equipment related to the Progress Telecom,

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Property, Plant and Equipment, net (Continued)

ICG Communications, TelCove, Looking Glass, the CDN Business and Broadwing acquisitions is based on final valuations.

        During 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated. As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years. This change in estimate, effective as of April 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154 and reduced depreciation expense by $54 million in 2006. This change in estimate reduced loss from continuing operations and net loss by $54 million, or approximately $0.05 per share for the year ended December 31, 2006.

        In addition, during 2006, Level 3 determined that the period the Company expects to use its existing electronic equipment is longer than the remaining useful lives as originally estimated. As a result, the Company extended the depreciable life of its existing transmission equipment from 5 years to 7 years and existing IP equipment from 3 years to 4 years. This change in estimate, effective as of July 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, and reduced depreciation expense by $26 million in 2006. In addition, this change in estimate reduced loss from continuing operations and net loss by $26 million, or approximately $0.03 per share for the year ended December 31, 2006.

        Depreciation expense was $838 million in 2007, $652 million in 2006 and $584 million in 2005.

(11) Goodwill

        Goodwill attributable to each of the Company's acquisitions at December 31, 2007 and 2006 was as follows (dollars in millions):

	December 31, 2007	December 31, 2006
Servecast	$31	$—
Broadwing	1,038	—
TelCove	179	179
ICG Communications	73	127
Progress Telecom	30	32
McLeod	40	40
XCOM	30	30

	$1,421	$408

        The Company segregates identifiable intangible assets acquired in a business combination from goodwill. Goodwill is not amortized and the carrying amount of the goodwill must be evaluated at least annually for impairment using a fair value based test. An assessment of the carrying value of goodwill attributable to the communications business was performed as of December 31, 2007 and indicated that goodwill was not impaired.

        The preliminary valuation for the Servecast acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $31 million as of December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Goodwill (Continued)

        As described in Note 2, the Company received a revised valuation report for the CDN Business in the second quarter of 2007 that resulted in increased valuations for patents and customer-related intangible assets and resulted in the elimination of the $110 million of goodwill preliminarily recorded for the CDN Business acquisition in the first quarter of 2007. During the third quarter of 2007, the Company received the final valuation report for the CDN Business acquisition. The final valuation report did not result in any additional changes to the valuation of the CDN Business.

        The preliminary valuation for the Broadwing acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $939 million. As described in Note 2, the Company received a final valuation for Broadwing that resulted in a reduced valuation for customer-related intangible assets and an increase to goodwill totaling $100 million in the fourth quarter of 2007. In addition, the Company made other purchase price allocation adjustments for the Broadwing acquisition during 2007 that resulted in a net decrease of $1 million to the goodwill recorded for Broadwing.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Goodwill (Continued)

(12) Other Intangibles, net

        Other Intangibles, net attributable to each of the Company's acquisitions at December 31, 2007 and 2006 were as follows (dollars in millions):

	Initial Fair Value	Accumulated Amortization	Book Value
December 31, 2007
Customer Contracts and Relationships:
Servecast	$9	$—	$9
CDN Business	31	(5)	26
Broadwing	154	(14)	140
Looking Glass	9	(2)	7
TelCove	253	(41)	212
ICG Communications	18	(5)	13
Progress Telecom	36	(8)	28
WilTel	120	(33)	87
360networks	4	(2)	2
Sprint	31	(31)	—
Genuity	107	(107)	—
Trademarks:
WilTel	32	—	32
Patents and Developed Technology:
Servecast	8	—	8
CDN Business	102	(10)	92
Telverse	31	(27)	4
Other	20	—	20

	$965	$(285)	$680

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Other Intangibles, net (Continued)

	Initial Fair Value	Accumulated Amortization	Book Value
December 31, 2006
Customer Contracts and Relationships:
Looking Glass	$9	$(1)	$8
TelCove	253	(9)	244
ICG Communications	49	(2)	47
Progress Telecom	36	(3)	33
WilTel	120	(17)	103
360networks	4	(1)	3
Sprint	31	(26)	5
Genuity	107	(101)	6
Trademarks:
WilTel	32	—	32
Technology:
Telverse	31	(21)	10
Other	20	—	20

	$692	$(181)	$511

        The Company segregates identifiable intangible assets acquired in a business combination from goodwill. Identifiable intangible assets are generally amortized (unless the useful life is determined to be indefinite) and the carrying amount of the identifiable intangible assets must be evaluated at least annually for impairment using a fair value based test. An assessment of the carrying value of identifiable intangible assets attributable to the communications business was performed in the fourth quarter of 2007 and indicated that the assets were not impaired.

        On July 11, 2007, Level 3 completed the acquisition of Servecast. In the third quarter of 2007, the preliminary valuation of the assets acquired in the Servecast transaction indicated a value of $9 million for customer relationships and $8 million for technology with lives of 11 and 12 years, respectively.

        On January 23, 2007, Level 3 completed the acquisition of the CDN Business. In the first quarter of 2007, the preliminary valuation of the assets acquired in the CDN Business transaction indicated a value of $23 million for patents and customer-related intangible assets. As described in Note 2, during the second quarter of 2007 the Company received a revised valuation for the CDN Business that indicated a significant increase in the value of the identifiable intangible assets, primarily patents and customer-related intangible assets. The identifiable intangible assets for the CDN Business increased from $23 million in the preliminary valuation to $133 million in the revised valuation as a result of additional analysis of the estimated cash flows expected to be generated from the patents and customers acquired in the CDN Business acquisition. The increase in the value allocated to the identifiable intangible assets for the CDN Business eliminated the $110 million of goodwill recorded on the transaction in the first quarter of 2007. The estimated useful lives for the patent and customer-related intangible assets range from four to ten years. The final valuation report did not result in any additional changes to the valuation of the CDN Business.

        On January 3, 2007, Level 3 completed the acquisition of Broadwing. A preliminary valuation of the assets acquired in the Broadwing transaction indicated a value of $254 million for wholesale and

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Other Intangibles, net (Continued)

enterprise customer-related intangible assets. Level 3 had initially assigned an estimated useful life of ten years to the customer-related intangible assets. During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the Broadwing acquisition that resulted in a reduction of the estimated useful lives from ten years to a range of six to eight years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by approximately $4 million for the nine months ended September 30, 2007. Subsequent to September 30, 2007, and as described in Note 2, the Company received a revised valuation for Broadwing that indicated a significant decrease in the value of the identifiable customer-related intangible assets. The identifiable intangible assets for Broadwing decreased from $254 million in the preliminary valuation to $154 million in the revised valuation as a result of additional analysis of the estimated cash flows expected to be generated from the customers acquired in the Broadwing acquisition. The decrease in customer-related intangibles of $100 million resulted in a corresponding increase in the goodwill recorded on the Broadwing transaction. As a result of the revised valuation of the customer-related intangible assets in the fourth quarter of 2007, the Company also reviewed the estimated useful lives of the customer-related intangible assets for the Broadwing acquisition again. The fourth quarter 2007 review of the useful lives of the Broadwing customer-related intangible assets resulted in increasing the useful lives from a range of six to eight years to a range of nine to twelve years. The increase in the useful lives from the analysis completed in the second quarter of 2007 to the analysis completed in the fourth quarter of 2007 was due to the underlying changes in the timing of estimated cash flows expected to be generated from the customers acquired in the Broadwing acquisition. Due to the fact that the valuation of the Broadwing customer-related intangible assets changed significantly in the revised valuation report, the Company recorded, in the fourth quarter, a cumulative catch up adjustment to recognize the amount of amortization expense that would have been recognized for the full year based on the revised valuation. This resulted in a net decrease in amortization expense of $9 million in the fourth quarter of 2007.

        On August 2, 2006, Level 3 completed the acquisition of Looking Glass. The final valuation of the assets acquired in the Looking Glass transaction as of the acquisition date indicated wholesale customer-related intangible assets of approximately $9 million with an estimated useful life of eight years. During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible assets for the Looking Glass acquisition that resulted in a reduction of the estimated useful life from eight years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively, in accordance with SFAS No. 154, and increased amortization expense by approximately $1 million for year ended December 31, 2007. In addition, this change in estimate increased loss from continuing operations and net loss by $1 million, or less than $0.01 per share, for the year ended December 31, 2007.

        On July 24, 2006, Level 3 completed the acquisition of TelCove. The final valuation of the assets acquired in the TelCove transaction as of the acquisition date indicated wholesale and enterprise customer-related intangible assets of approximately $253 million, with lives ranging from nine to thirteen years and other intangible assets of approximately $20 million with an indefinite life. During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the TelCove acquisition that resulted in a reduction of the estimated useful lives from a range of nine to thirteen years to a range of six to eight years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively, in accordance with SFAS No. 154, and increased amortization expense by approximately $9 million for the year ended December 31, 2007. In addition,

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Other Intangibles, net (Continued)

this change in estimate increased loss from continuing operations and net loss by $9 million, or approximately $0.01 per share, for the year ended December 31, 2007.

        On May 31, 2006, Level 3 completed the acquisition of ICG Communications. A preliminary valuation of the assets acquired in the ICG Communications transaction indicated a value of $49 million for wholesale customer-related intangible assets with an estimated useful life of 15 years. As described in Note 2, during the second quarter of 2007 the Company received the final valuation for both the identifiable tangible and intangible assets acquired in the ICG Communications acquisition that included revised valuations for those assets. As a result of the changes to the valuation of the fixed assets, the valuation of the identifiable intangible assets decreased from $49 million in the preliminary valuation to $18 million in the final valuation. During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible assets for the ICG Communications acquisition that resulted in a reduction in the estimated useful life from fifteen years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and decreased amortization expense by less than $1 million for the year ended December 31, 2007 after taking into consideration the reduced valuation of the ICG Communications customer-related intangible assets.

        On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. A final valuation of the assets acquired in the Progress Telecom acquisition resulted in a value of $36 million for customer-related intangible assets with an estimated useful life of eight years.

        On December 23, 2005, Level 3 completed the acquisition of WilTel. A final valuation of the assets acquired indicated a value of $152 million for identifiable intangible assets. The intangible assets primarily include customer relationships and the Vyvx trademark. The final valuation placed an indefinite life on the Vyvx trademark and lives ranging from 6 to 11 years for the customer relationships.

        Intangible asset amortization expense was $104 million, $78 million and $63 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2008—$100 million; 2009—$95 million; 2010—$95 million; 2011—$94 million, 2012—$72 million and thereafter—$172 million.

(13) Other Assets, net

        At December 31, 2007 and 2006 other assets consisted of the following:

	2007	2006
	(dollars in millions)
Debt Issuance Costs, net	$78	$75
Deferred Tax Asset	23	—
Investments	10	14
Deposits	12	17
Other	22	22

	$145	$128

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Other Assets, net (Continued)

        The Company had investments totaling $10 million and $14 million for the years ended December 31, 2007 and 2006, respectively. These investments are accounted for using the cost method.

        See Note 14 below for a discussion of debt issuance costs included in other assets, net above.

(14) Long-Term Debt

        At December 31, 2007 and 2006, long-term debt was as follows:

(dollars in millions)	2007	2006
	(dollars in millions)
Senior Secured Term Loan due 2014 (7.493%)	$1,400	$—
Senior Secured Term Loan due 2011	—	730
Senior Notes due 2008 (11.0%)	20	78
Senior Euro Notes due 2008 (10.75%)	5	65
Senior Discount Notes due 2010	—	488
Senior Euro Notes due 2010	—	137
Senior Notes due 2010	—	96
Senior Notes due 2010 (11.5%)	13	692
Fair value adjustment on Senior Notes due 2010	(1)	(60)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (11.884%)	6	150
Issue discount on Senior Notes due 2011	—	(4)
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	10	11
Floating Rate Senior Notes due 2015 (9.15%)	300	—
Senior Notes due 2017 (8.75%)	700	—
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	880
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	295	275
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	69	70
Capital leases	41	23

	6,864	7,362
Less current portion	(32)	(5)

	$6,832	$7,357

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

Debt Exchanges, Conversions, Redemptions and Repurchases

  2007 Debt for Equity Exchanges

        In January 2007, in two separate transactions, Level 3 completed the exchange of $605 million in aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3's common stock. The shares of the Company's common stock are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. The Company recognized a $177 million loss on extinguishment of debt for the exchanges. Included in the loss was approximately $1 million of unamortized debt issuance costs.

  2007 Redemptions and Repurchases

        In March 2007, the Company redeemed using cash the entire $722 million of outstanding principal amount of the following debt issuances and recognized a loss on extinguishment of debt totaling $54 million on the redemption transactions.

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

        In March 2007, the respective issuers repurchased using cash, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances and recognized a loss on extinguishment of debt totaling $186 million on the repurchase transactions.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

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

        In connection with the tender offers completed in the first quarter of 2007, Level 3 and Level 3 Financing, Inc. ("Level 3 Financing"), a wholly owned subsidiary of the Company, obtained consents to certain proposed amendments to the respective indentures governing the notes that are subject to the tender offer transactions described above to eliminate substantially all of the covenants, amend certain repurchase rights, certain discharge rights and certain events of default and related provisions contained in those indentures.

        On February 23, 2007, Level 3 Financing completed a consent solicitation with respect to certain amendments to the indenture governing Level 3 Financing's outstanding 12.25% Senior Notes due 2013 that allowed for the incurrence of debt based upon a multiple of cash flow available for fixed charges on a "pro forma" basis giving effect to any acquisition, merger or consolidation completed prior to February 1, 2007. Additional debt as permitted under the amended indenture was incurred in March 2007. In connection with the consent solicitation, the Company paid consent fees totaling approximately $2 million which were capitalized as additional debt issuance costs and will be amortized over the remaining life of the related debt issuances using the effective interest method.

  2007 Conversion of Broadwing Corporation 3.125% Convertible Senior Debentures due 2026

        On February 17, 2007, Level 3's wholly-owned subsidiary, Broadwing, completed the repurchase of $1 million aggregate principal amount of Broadwing's outstanding 3.125% Convertible Senior Debentures due 2026 (the "Debentures"). The indenture governing the Debentures required Broadwing to make the offer to repurchase the Debentures as a result of the Company's acquisition of Broadwing on January 3, 2007.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

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

        Pursuant to the guidance in EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF No. 96-19"), the Company accounted for the exchange of the 9.125% Senior Notes due 2008 and the 11% Senior Notes due 2008 as an extinguishment of debt and recognized a gain of approximately $27 million in Other Income in the first quarter of 2006. The gain was determined using the fair value of the new 11.5% Senior Notes due 2010 at the time of issuance. The fair value of the 11.5% Senior Notes due 2010 was approximately $73 million less than the face amount of the debt. The accretion of the $73 million discount will be reflected as interest expense in future periods using the effective interest method. The 11.5% Senior Notes due 2010 were recorded at their fair value on the transaction date and will accrete to their face value at maturity. Premiums paid to holders of the 9.125% Senior Notes due 2008 and the 11% Senior Notes due 2010 of $41 million reduced the gain on extinguishment of debt.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

        The exchange offers were made only to qualified institutional buyers and institutional accredited investors inside the United States and to certain non-U.S. investors.

        The 11.5% Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the old notes not tendered in the exchange offers as well as all other senior unsecured obligations of the Company. The 11.5% Senior Notes due 2010 mature on March 1, 2010, and bear interest at a rate per annum equal to 11.5%. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2006. The Company may redeem some or all of the 11.5% Senior Notes due 2010 at any time on or after March 1, 2009, at 100% of their principal amount plus accrued interest. As described above, on March 15, 2007, the Company repurchased $677 million of its outstanding 11.5% Senior Notes due 2010.

        The Company's exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006 and the exchange offer relating to these notes was subsequently completed.

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

        On December 27, 2006, Level 3 Financing purchased for cash $497 million in total principal amount of its 10.75% Senior Notes due 2011, representing approximately 99.3% of the aggregate principal amount outstanding of all 10.75% Senior Notes Due 2011. Holders of the 10.75% Senior Notes due 2011 validly tendered and accepted for purchase by Level 3 Financing received $1,092.21 per $1,000 principal amount of the these notes, which included $1,062.21 as the purchase price and $30.00 as a consent payment. Level 3 Financing paid in cash approximately $528 million to purchase the 10.75% Senior Notes due 2011 as well as a $15 million consent payment and $11 million for total accrued interest to the closing date of the tender offer. The Company recorded a $54 million net loss on the early extinguishment of the debt, including unamortized debt issuance costs of $8 million.

Debt Issuances and Refinancings

  2007 Senior Note Issuance

        On February 14, 2007, Level 3 Financing issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development and improvement of other assets to be used in Level 3's communications business. See a detailed description of the notes below.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

  2007 Senior Secured Credit Agreement Refinancing

        In March 2007, Level 3 Financing refinanced its senior secured credit agreement and received net proceeds of $1.382 billion. The proceeds from this transaction were used to repay the existing $730 million Senior Secured Term Loan due 2011 and other debt. The effect of this transaction was to increase the amount of senior secured debt from $730 million to $1.4 billion, reduce the interest rate on that debt from the London Interbank Offering Rate ("LIBOR") plus 3.00% to LIBOR plus 2.25% and extend the final maturity from 2011 to 2014. The Company recognized a $10 million loss on this transaction related to unamortized debt issuance costs. See a detailed description of the Senior Secured Term Loan due 2014 below.

  2007 Interest Rate Swaps

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

        The fair value of the interest rate swap agreements was a liability of $37 million as of December 31, 2007. For the year ended December 31, 2007, unrealized losses of $37 million were recorded on the interest rate swap agreements and are included in Other Comprehensive Income (Loss). The change in the fair value of the interest rate swap agreements is reflected in Other Comprehensive Income (Loss) due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company's floating rate debt.

  2006 Amendment and Restatement of Credit Facility

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

$11 million of third party costs to complete this transaction. These costs were reflected as deferred debt issuance costs and will be amortized to interest expense over the term of the debt using the effective interest method.

        As described above, in March 2007, the Company refinanced its senior secured credit agreement and repaid the $730 million Senior Secured Term Loan due 2011.

Capital Leases

        As part of the Broadwing transaction completed on January 3, 2007, the Company now includes in its financial statements certain capital lease obligations of Broadwing totaling $24 million, related primarily to a metro fiber IRU agreement. The capital leases mature at various dates through 2022.

Debt Instruments

        At December 31, 2007, Level 3 was in compliance with the covenants on all outstanding debt issuances.

  Senior Secured Term Loan due 2014

        On March 13, 2007, Level 3, as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan ("Senior Secured Term Loan due 2014") to Level 3 Financing. The term loan matures on March 13, 2014 and has an interest rate of LIBOR plus an applicable margin of 2.25% per annum. The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest rate period.

        Interest on the Senior Secured Term Loan due 2014 accrues at the elected LIBOR rate plus 2.25% per annum and is payable in cash at the end of each LIBOR period elected in arrears, beginning July 13, 2007, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months. The interest rate was 7.493% at December 31, 2007. See discussion of the interest rate swap agreements earlier in this footnote.

        Level 3 Financing's obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company and certain of the Company's material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan due 2014. During the second quarter of 2007, Level 3 Communications, LLC and its material domestic subsidiaries obtained all material governmental authorizations and consents required in order for them to pledge certain of their assets and guarantee the Senior Secured Term Loan due 2014. The guarantee was entered into by Level 3 Communications, LLC and its material domestic subsidiaries on June 28, 2007.

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

        Level 3 used a portion of the original net proceeds after transaction costs to repay Level 3 Financing's $730 million Senior Secured Term Loan due 2011 under that certain credit agreement

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

dated June 27, 2006. In addition, Level 3 used a portion of the net proceeds to fund the purchase of certain of its existing debt securities.

        Debt issuance costs of $18 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method.

  11% Senior Notes due 2008

        In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). As of December 31, 2007 a total of $780 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008.

        In March 2007, the Company repurchased $59 million of its outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment, and recognized a $3 million loss on extinguishment of debt consisting of a $3 million cash loss and less than $1 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $3 million.

        Debt issuance costs of $21 million were originally capitalized and are being amortized to interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

  10.75% Senior Euro Notes due 2008

        In February 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes").

        In March 2007, the Company repurchased $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 of principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment, and recognized a $24 million loss on extinguishment of debt consisting of a $24 million cash loss and less than $1 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $3 million (€2 million).

        As of December 31, 2007, a total of €496 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to their maturity on March 15, 2008. Debt issuance costs of €12 million were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to less than €1 million at December 31, 2007

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

        The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt.

  12.875% Senior Discount Notes due 2010

        In February 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2006, a total of $187 million aggregate principal amount at maturity of the 12.875% Senior Discount Notes had been repurchased.

        In March 2007, the Company redeemed the remaining $488 million of outstanding 12.875% Senior Notes due 2010 at a price equal to 102.146% of the principal amount and recognized a $12 million loss on extinguishment of debt consisting of a $10 million cash loss and $2 million in unamortized debt issuance costs. Accrued interest paid at the time of redemption totaled less than $1 million.

        Debt issuance costs of $9 million were originally capitalized and were being amortized to interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to zero at December 31, 2007.

  11.25% Senior Euro Notes due 2010

        In February 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes").

        In March 2007, the Company redeemed the remaining $138 million (€104 million) of outstanding 11.25% Senior Euro Notes due 2010 at a price equal to €101.875 per €1,000 of principal amount and recognized a $39 million loss on extinguishment of debt consisting of a $38 million cash loss and $1 million in unamortized debt issuance costs. Accrued interest paid at the time of redemption totaled less than $1 million (less than €1 million).

        Debt issuance costs of €7 million were originally capitalized and were being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to zero at December 31, 2007.

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

        In March 2007, the Company redeemed the remaining $96 million of outstanding 11.25% Senior Notes due 2010 at a price equal to 101.875% of the principal amount and recognized a $3 million loss on extinguishment of debt consisting of a $2 million cash loss and $1 million in unamortized debt issuance costs. Accrued interest paid at the time of redemption totaled less than $1 million.

        Debt issuance costs of $7 million were originally capitalized and were being amortized to interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to zero at December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

  11.5% Senior Notes Due 2010

        In January 2006, Level 3 Communications, Inc. issued $692 million aggregate principal amount of its 11.5% Senior Notes due 2010 in connection with the private exchange offers for a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 as described above for the 2006 Debt Exchange. The fair value of the 11.5% Senior Notes due 2010 was approximately $73 million less than the face amount of the debt. The accretion of the $73 million discount will be reflected as interest expense in future periods using the effective interest method. The 11.5% Senior Notes due 2010 were recorded at their fair value on the transaction date and will accrete to their face value at maturity.

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

        In March 2007, the Company repurchased $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment, and recognized a $141 million loss on extinguishment of debt consisting of a $78 million cash loss and $63 million in unamortized debt issuance costs and unamortized discount. Accrued interest paid at the time of repurchase totaled $3 million. As of December 31, 2007, a total of $13 million aggregate principal amount remains outstanding.

        Debt issuance costs of $11 million were originally capitalized and were being amortized to interest expense over the term of the 11.5% Senior Notes due 2010. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

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

        In connection with the tender offer and related consent solicitation on December 27, 2006, Level 3 Financing entered into a Supplemental Indenture, which modified the original indenture dated as of October 1, 2003 ("10.75% Note Indenture"), among Level 3, as Guarantor, Level 3 Financing, as issuer, and The Bank of New York, as Trustee, relating to the 10.75% Notes. Pursuant to the Supplemental Indenture, the 10.75% Note Indenture was amended to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the 10.75% Note Indenture.

        The 10.75% Senior Notes are senior, unsecured obligations of Level 3 Financing, ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing.

        Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the 10.75% Senior Notes. As a result of amortization and the repurchase transaction, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

  Floating Rate Senior Notes due 2011

        On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $150 million aggregate principal amount of floating rate senior notes due 2011 ("Floating Rate Senior Notes due 2011") in a private offering. After transaction costs, the Company received net proceeds associated with this offering of $142 million.

        In March 2007, the Company repurchased $144 million of its outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment, and recognized an $18 million loss on extinguishment of debt consisting of a $12 million cash loss and $6 million in unamortized debt issuance costs and unamortized discount. Accrued interest paid at the time of repurchase totaled $8 million.

        As of December 31, 2007, a total of $6 million aggregate principal amount remains outstanding. The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate ("LIBOR"), plus 6.375%, which will be reset semi-annually. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The interest rate was 11.88% at December 31, 2007. The Floating Rate Senior Notes due 2011 were priced at 96.782% of par and will mature on March 15, 2011. The discount, after the debt repurchase is

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

less than $1 million and is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. These notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 21).

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

        Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. As a result of amortization and the debt repurchase, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

  12.25% Senior Notes due 2013

        On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $250 million aggregate principal amount of 12.25% senior notes due 2013 ("12.25% Senior Notes due 2013") in a private offering.

        On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013 in a private offering. These notes together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013 issued on March 14, 2006 are treated under the same indenture as a single series of notes. The Company received net proceeds of $538 million associated with the 12.25% Senior Notes due 2013.

        The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 21). The notes will mature on March 15, 2013. Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The $250 million of 12.25% Senior Notes due 2013 issued on March 14, 2006 were priced at 96.618% of par. The $300 million of 12.25% Senior Notes due 2013 issued on April 6, 2006 were priced at 102% of par. The resulting net discount for the two issuances of approximately $2 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the remaining term of the 12.25% Senior Notes due 2013 using the effective interest method.

        The 12.25% Senior Notes due 2013 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after March 15, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

interest thereon to the redemption date, if redeemed during the twelve months beginning March 15, of the years indicated below:

Year	Redemption Price
2010	106.125%
2011	103.063%
2012	100.000%

        The 12.25% Senior Notes due 2013 contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2007.

  9.25% Senior Notes Due 2014

        On October 30, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $588 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 ("9.25% Senior Notes Due 2014"). On December 13, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $661 million of net proceeds after transaction costs and accrued interest, for a second offering of $650 million aggregate principal amount of 9.25% Senior Notes due 2014. These notes together with the $600 million aggregate principal amount of 9.25% Senior Notes due 2014 issued on October 30, 2006 were issued under the same indenture and will be treated as a single series of notes. The Company received total net proceeds of $1.239 billion (excluding prepaid interest).

        The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. (See Note 21). The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million is reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method. As of December 31, 2007, the premium remaining was approximately $10 million.

        A portion of the proceeds were used to redeem $497 million of the Company's 10.75% Senior Notes Due 2008 on December 27, 2006.

        The 9.25% Senior Notes Due 2014 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after November 1, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

interest thereon to the redemption date, if redeemed during the twelve months beginning November 1, of the years indicated below:

Year	Redemption Price
2010	104.625%
2011	102.313%
2012	100.000%

        At any time or from time to time on or prior to November 1, 2009, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 at a redemption price equal to 109.25% of the principal amount of those notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.

        The 9.25% Senior Notes due 2014 contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% senior Notes Due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $21 million at December 31, 2007.

  Floating Rate Senior Notes Due 2015 and 8.75% Senior Notes Due 2017

        On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes. Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 9.15% at December 31, 2007. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

        At any time prior to February 15, 2012, Level 3 Financing may redeem all or a part of the 8.75% Senior Notes upon not less than 30 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount of the 8.75% Senior Notes so redeemed plus the 8.75% Applicable

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

Premium as of, and accrued and unpaid interest thereon (if any) to, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

        With respect to the 8.75% Senor Notes, "8.75% Applicable Premium" means on any redemption date, the greater of (1) 1.0% of the principal amount of such 8.75% Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) 104.375% of the principal amount of such 8.75% Senior Notes plus (ii) all required interest payments due on such 8.75% Senior Notes through February 15, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 8.75% Senior Notes) as of such redemption date plus 50 basis points, over (b) the principal amount of such 8.75% Senior Notes.

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

        At any time or from time to time on or prior to February 15, 2010, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.75% Senior Notes at a redemption price equal to 108.75% of the principal amount of the 8.75% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.75% Senior Notes would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.

        At any time prior to February 15, 2009, Level 3 Financing may redeem all or a part of the Floating Rate Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount of the Floating Rate Senior Notes so redeemed plus the Applicable Premium as of, and accrued and unpaid interest thereon (if any) to, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

        With respect to the Floating Rate Senior Notes, "Applicable Premium" means, on any redemption date, the greater of (1) 1.0% of the principal amount of such Floating Rate Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of 102% of

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

the principal amount of such Floating Rate Senior Notes, plus (ii) all required interest payments due on such Floating Rate Senior Notes through February 15, 2009 (excluding accrued but unpaid interest to the redemption date), such interest payments to be determined in accordance with the indenture governing the Floating Rate Senior Notes assuming that LIBOR in effect on the date of the applicable redemption notice would be the applicable LIBOR in effect through February 15, 2009, computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the Floating Rate Senior Notes) as of such redemption date plus 50 basis points, over (b) the principal amount of such Floating Rate Senior Notes.

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

        At any time or from time to time on or prior to February 15, 2009, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the Floating Rate Senior Notes at a redemption price equal to 100.0% of the principal amount of the Floating Rate Senior Notes so redeemed, plus a premium equal to the interest rate on the Floating Rate Senior Notes applicable on the date that notice of the redemption is given, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the Floating Rate Senior Notes would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.

        The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of approximately $16 million were capitalized and are being amortized over the term of the 8.75% Senior Notes due 2017. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $15 million at December 31, 2007.

        Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $5 million at December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

  2.875% Convertible Senior Notes due 2010

        In July 2003, Level 3 Communications, Inc. completed the offering of $374 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an underwritten public offering pursuant to the Company's shelf registration statement. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain limited covenants, which restrict additional liens on assets of the Company.

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

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $4 million at December 31, 2007.

  5.25% Convertible Senior Notes due 2011

        On December 2, 2004, Level 3 Communications, Inc. completed the offering of $345 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2011 ("5.25% Convertible Senior Notes") in a private offering. Interest on the notes accrues at 5.25% per year and is payable semi-annually in arrears in cash on June 15 and December 15, beginning June 15, 2005. The 5.25% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt of Level 3 Communications, Inc. The 5.25% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

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

        Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Merrill Lynch International ("Merrill"), Level 3 paid $125 million for a forward purchase option contract under which it is entitled to purchase from Merrill a fixed number of shares of Level 3 common stock (at a current price per share of $3.98). In the event of the conversion of the notes, this forward purchase option contract allows the Company to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that Level 3 issues to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. The Company accounted for the Convertible Note Hedge pursuant to the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 00-19"). Accordingly, the $125 million purchase price of the forward stock purchase option contract was recorded as a reduction to consolidated stockholders' equity.

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

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, debt issuance costs were $6 million at December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

  10% Convertible Senior Notes due 2011

        In April 2005, Level 3 Communications, Inc. received $877 million of net proceeds, after giving effect to offering expenses, from an offering of $880 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 ("10% Convertible Senior Notes") to institutional investors. Interest on the notes accrues at 10% per year and will be payable semi-annually on May 1 and November 1 beginning on November 1, 2005. The 10% Convertible Senior Notes are unsecured unsubordinated obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future unsecured unsubordinated debt of Level 3 Communications, Inc. The 10% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

        In January 2007, in two separate transactions, Level 3 completed the exchange of $605 million in aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to these announced exchanges are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. The Company recognized a $177 million loss on extinguishment of debt for the exchanges. Included in the loss was approximately $1 million of unamortized debt issuance costs.

        The remaining 10% Convertible Senior Notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes. In addition, holders of the 10% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest and a make whole premium.

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

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 10% Convertible Senior Notes. As a result of amortization and the debt repurchase, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

  3.5% Convertible Senior Notes due 2012

        On June 13, 2006 Level 3 Communications, Inc. received $326 million of net proceeds, after giving effect to offering expenses, from a public offering of $335 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012 ("3.5% Convertible Senior Notes"). The 3.5% Convertible Senior Notes were priced at 100% of the principal amount. The notes are senior unsecured obligations

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

of the Company, ranking equal in right of payment with all the Company's existing and future unsubordinated indebtedness. The 3.5% Convertible Senior Notes will mature on June 15, 2012. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2006. The 3.5% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

        At any time before the close of business on June 15, 2012, the 3.5% Convertible Senior Notes are convertible by holders into shares of Level 3's common stock at a conversion price of $5.46 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 183.1502 shares of common stock per $1,000 principal amount of these notes. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 3.5% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest. In addition, if a holder elects to convert its notes in connection with certain changes in control, Level 3 could be required to pay a make whole premium by increasing the number of shares deliverable upon conversion of the notes.

        The 3.5% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days' notice, on or after June 15, 2010, plus accrued and unpaid interest thereon (if any) to the redemption date, if redeemed during the twelve months beginning June 15, of the years indicated below:

Year	Redemption Price
2010	101.17%
2011	100.58%

        Level 3 used a portion of the net proceeds from this offering and its common stock offering completed in the second quarter of 2006 to redeem certain debt securities maturing in 2008. The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 3.5% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $7 million at December 31, 2007.

  9% Convertible Senior Discount Notes due 2013

        In October 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of October 24, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes due 2013.

        Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes due 2013. Interest on the 9% Convertible Senior Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest did not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007. Commencing October 15, 2007, interest on the 9% Convertible Senior

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

Discount Notes accrues at the rate of 9% per annum and is payable in cash semiannually in arrears. Accreted interest expense of $20 million for the year ended December 31, 2007 on the 9% Convertible Senior Discount Notes due 2013 was added to long-term debt.

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion rate of $9.99 per share, subject to certain adjustments. The total number of shares issuable upon conversion is approximately 30 million shares. On or after October 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price on October 15, 2008. This amount will be decreased to 130% and 120% on October 15, 2008 and 2010, respectively, if the initial holders sell greater than 33.33% of the notes. Level 3 is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        The 9% Convertible Senior Discount Notes will be subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time after October 15, 2007 at a conversion rate of 100.09 shares per $1,000 of face value of the debt plus accrued and unpaid interest thereon to the conversion date.

        These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc.

  6% Convertible Subordinated Notes due 2009

        In September 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2007, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2007, a total of $461 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

        Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

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

        On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2007, no debt had been converted into shares of common stock. As of December 31, 2007, a total of $350 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased.

        Debt issuance costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $4 million at December 31, 2007.

  Commercial Mortgage

        In the third quarter of 2005, the Company completed a refinancing of the mortgage on its corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through 2010, the anticipated repayment date as defined in the loan agreement ("CBRE Commercial Mortgage"). After 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year U.S. Treasury rate plus 300 basis points. HQ Realty, Inc. received $66 million of net proceeds after transaction costs and has deposited $6 million into restricted cash accounts as of December 31, 2007 for future facility improvements and property taxes. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule.

        Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the CBRE Commercial Mortgage. As a result of amortization, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2007.

        The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Long-Term Debt (Continued)

  Capital Leases

        As part of the Progress Telecom transaction completed on March 20, 2006, the Company assumed certain capital lease obligations of Progress Telecom for IRU dark fiber facilities of $9 million. The capital leases mature at various dates through 2021. As of December 31, 2007 the capital lease obligation is approximately $8 million.

        As part of the ICG Communications transaction on May 31, 2006, the Company assumed certain capital lease obligations of ICG Communications for IRU dark fiber facilities of $3 million. The capital leases mature at various dates through 2018. As of December 31, 2007 the capital lease obligation is approximately $3 million.

        As part of the TelCove transaction completed on July 24, 2006, the Company assumed certain capital lease obligations of TelCove primarily for IRU dark fiber facilities of $13 million. The capital leases mature at various dates through December 2030. As of December 31, 2007 the capital lease obligation is approximately $7 million.

        As part of the Broadwing transaction completed on January 3, 2007, the Company assumed certain capital lease obligations of Broadwing totaling $24 million, related primarily to a metro fiber IRU agreement. The capital leases mature at various dates through 2022. As of December 31, 2007 the capital lease obligations is approximately $22 million.

Future Debt Maturities:

        The Company's contractual obligations as of December 31, 2007 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years as follows: 2008—$32 million; 2009—$366 million; 2010—$971 million, 2011—$631 million, 2012—$337 million and $4,520 million thereafter.

(15) Asset Retirement Obligations

        Asset retirement obligation accretion expense of $28 million, $24 million and $13 million was recorded during the years ended December 31, 2007, 2006 and 2005, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $231 million and $202 million at December 31, 2007 and 2006, respectively. Total asset retirement obligation as of December 31, 2007 includes $62 million related to WilTel, ICG Communications, Looking Glass and Broadwing. The total asset retirement obligation as of December 31, 2006 included $46 million of asset retirement obligation related to WilTel, ICG Communications and Looking Glass.

        Expense of $25 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2007. In addition, expense of $4 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2007. This was partially offset by less than $1 million of gains recognized on settlement of obligations attributable to the use of internal resources rather than third parties to perform reclamation work. In addition, the coal mining business incurred $4 million of additional reclamation liabilities as a result of expanded mining activities and incurred $3 million of costs for work performed to remediate previously mined properties.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Asset Retirement Obligations (Continued)

        Expense of $21 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2006. In addition, expense of $3 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2006. This was partially offset by less than $1 million of gains recognized on settlement of obligations attributable to the use of internal resources rather than third parties to perform reclamation work. In addition, the coal mining business incurred $2 million of additional reclamation liabilities as a result of expanded mining activities and incurred $3 million of costs for work performed to remediate previously mined properties.

        Also in 2006, Level 3 recorded a reduction in depreciation expense totaling approximately $5 million as a result of a change in the estimated future asset retirement obligation costs associated with its 50% interest in the Decker coal mine. In accordance with SFAS No. 143, Level 3 recorded the full effect of the change in estimate in the fourth quarter of 2006.

        Expense of $10 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2005. In addition, expense of $3 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2005. In addition, the coal mining business incurred $3 million of additional reclamation liabilities as a result of expanded mining activities and incurred $2 million of costs for work performed to remediate previously mined properties.

        The Company had noncurrent restricted cash of approximately $61 million and $59 million set aside to fund the reclamation liabilities at December 31, 2007 and 2006, respectively.

(16) Employee Benefit Plans

        The Company adopted the recognition provisions of SFAS No. 123 in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant was amortized over the vesting periods of the option or stock grant.

        Although the recognition of the value of the instruments results in compensation expense in an entity's financial statements, the expense differs from other compensation expense in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

        Beginning January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires that estimated forfeitures be factored in the amount of expense recognized for awards that are not fully vested. The Company has historically recorded the effect of forfeitures of equity awards as they occur. The effect of applying the change from the original provisions of SFAS No. 123 on the Company's results of operations, basic and diluted earnings per share and cash flows for the year ended December 31, 2006 was not material.

        The adoption of SFAS No. 123 resulted in material non-cash charges to operations since its adoption in 1998, and the adoption of SFAS No. 123R on January 1, 2006 continues to result in material non-cash charges to operations in the future. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants, the fair value of each grant estimated at the time of its award and the number of grants that ultimately vest.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

        The Company recognized in loss from continuing operations a total of $122 million, $84 million and $51 million of non-cash compensation in 2007, 2006 and 2005, respectively. Included in discontinued operations is non-cash compensation expense of zero, $2 million and $6 million in 2007, 2006 and 2005, respectively.

        The Company provides an accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under SFAS No. 123R, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized $11 million of non-cash compensation expense in 2007 for employees that met the age and years of service requirements for accelerated vesting at retirement.

        During the second quarter of 2006, the October 2005 and January 2006 grants of Outperform Stock Option ("OSO") units were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in an additional $6 million in non-cash compensation expense. As stated in the Company's proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company's Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company's Board of Directors to amend and restate the plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008. After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could have existed that may have resulted in an interpretation that the expiration date of the plan was September 25, 2005. To remove any ambiguity, the Board of Directors sought the approval of the Company's stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010. This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended years ended December 31, 2007.

	2007	2006	2005
	(dollars in millions)
OSO	$35	$38	$18
Restricted Stock	42	20	19
Shareworks Match Plan	—	—	(2)
401(k) Match Expense	30	18	15
401(k) Discretionary Grant Plan	16	12	9

	123	88	59
Capitalized Noncash Compensation	(1)	(2)	(2)

	122	86	57
Discontinued Operations	—	(2)	(6)

	$122	$84	$51

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

  Outperform Stock Options

        In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program directly aligns management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index (or less than the corresponding loss on the S&P 500® Index for grants awarded before September 30, 2005), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSO units to a holder may exceed the value of nonqualified stock options.

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

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

        The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise.

        Upon exercise of an OSO, the Company shall deliver or pay to the grantee the difference between the Fair Market Value of a share of Level 3 common stock as of the day prior to the exercise date, less the Adjusted Strike Price (the "Exercise Consideration"). The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company's discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the Fair Market Value of a share of Level 3 common stock as of the date prior to the exercise date. Fair Market Value is defined in the OSO agreement, but is currently the closing price per share of Level 3 common stock on the NASDAQ exchange. Exercise of the OSO units does not require any cash outlay by the employee.

        In August 2002, the Company modified the OSO program as follows:

  •
  OSO targets are communicated in terms of number of OSO units rather than a theoretical dollar value.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

  •
  The success multiplier was reduced from eight to four.

  •
  Awards vest over 2 years and have a 4-year life. Fifty percent of the award vests at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

        The vesting terms described above apply to outstanding OSO awards issued prior to March 31, 2007. As described below, the Company subsequently modified the OSO program effective as of April 1, 2007.

        As part of a comprehensive review of its long-term compensation program completed in the second quarter of 2005, the Company temporarily suspended awards of OSO units in April 2005. During the second quarter of 2005, the Company granted participants in the plan restricted stock units, discussed below. Beginning in the third quarter 2005, the Company issued both restricted stock units and OSO units as part of its long-term compensation program. In the third quarter of 2005, the Company made a grant for 2005 of restricted stock units that vest ratably over four years.

        As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, OSO units are now awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100% on the third anniversary of the date of the award and will fully settle on that date. OSO units awarded beginning April 1, 2007 are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years.

        As a result of the long-term compensation review that was being completed, OSO units were not awarded to participants during the first quarter of 2007. During the period from April 1, 2007 to December 31, 2007, the Company awarded 4.8 million OSO units to participants.

        As of December 31, 2007, the Company had not reflected $29 million of unamortized compensation expense in its financial statements for previously granted OSO units. The weighted average period over which this cost will be recognized is 2.35 years.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

	Year Ended December 31,
	2007	2006	2005
S&P 500 Expected Dividend Yield Rate	1.78%	1.78%	1.99%
Expected Life	3 years	3.4 years	2 years
S&P 500 Expected Volatility Rate	12%	12%	13%
Level 3 Common Stock Expected Volatility Rate	55%	55%	55%
Expected S&P 500 Correlation Factor	.28	.28	.30
Calculated Theoretical Value	146%	153%	116%
Estimated Forfeiture Rate	11.88%	10.19%	—

        The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.

        The expected life data was stratified based on levels of responsibility within the Company. The theoretical value used in 2006 was determined using the weighted average exercise behavior for these groups of employees. As described above, recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years. Upon adoption of SFAS No. 123R, the Company updated its calculation of the Expected Life. Volatility assumptions were derived using historical data as well as current market data.

        The fair value under SFAS No. 123 and SFAS No. 123R for the approximately 5 million, 8 million and 6 million OSO units awarded to participants during the years ended December 31, 2007, 2006 and 2005, respectively, was approximately $32 million, $50 million and $18 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

        Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance December 31, 2004	21,361,522	$2.45 - $25.31	$6.61	$5.3	1.59 years
Options granted	5,859,066	2.03 - 3.39	2.61
Options cancelled	(1,048,494)	2.03 - 25.31	3.00
Options expired	(11,841,490)	2.59 - 25.31	8.91
Options exercised	(84,628)	2.45 - 3.02	2.86

Balance December 31, 2005	14,245,976	2.03 - 6.66	3.34	$9.3	2.34 years
Options granted	8,092,915	2.87 - 5.39	4.49
Options cancelled	(1,101,849)	2.03 - 6.66	3.71
Options expired	(3,010,367)	2.03 - 6.66	3.62
Options exercised	(2,941,180)	2.03 - 4.44	2.97

Balance December 31, 2006	15,285,495	2.03 - 6.66	3.93	$82.7	2.54 years
Options granted	4,818,069	3.03 - 6.10	5.25
Options cancelled	(631,603)	2.03 - 6.66	5.08
Options expired	(1,767,687)	2.03 - 6.66	5.37
Options exercised	(1,999,717)	2.03 - 5.39	2.87

Balance December 31, 2007	15,704,557	$2.03 - $ 6.10	$4.27	$2.4	2.04 years

Options exercisable ("vested"):
December 31, 2005	8,453,296	$2.59 - $ 6.66	$3.88
December 31, 2006	7,903,200	$2.03 - $ 6.66	3.48
December 31, 2007	9,821,827	$2.03 - $ 5.70	$3.72	$2.4	1.75 years

	OSO units Outstanding at December 31, 2007			OSO units Exercisable at December 31, 2007
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighed Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$2.03 - $3.03	4,410,872	1.74	$2.52	4,011,439	$2.47
$3.36 - $4.65	4,241,373	1.82	3.97	3,025,197	3.89
$5.18 - $6.10	7,052,312	2.37	5.54	2,785,191	5.31

	15,704,557	2.04	$4.27	9,821,827	$3.72

        In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

        The total realized value of OSO units exercised for the years ended December 31, 2007, 2006 and 2005 was $19 million, $20 million and $6 million, respectively. For the years ended December 31, 2007, 2006 and 2005, respectively, the Company issued 3.2 million, 3.8 million and 2.7 million shares of Level 3 common stock upon the exercise of OSO units. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3's stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

        At December 31, 2007, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue 0.8 million shares for those vested and exercisable OSOs for which the percentage increase in the Level 3 stock price exceeded the percentage increase in the S&P 500® Index.

  Restricted Stock and Units

        Employees continue to receive restricted stock units under the revised compensation program. In 2007, 2006 and 2005, approximately 12.0 million, 5.9 million and 24.6 million restricted stock shares or restricted stock units, respectively, were awarded to certain employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded for the years ended December 31, 2007, 2006 and 2005 totaled $68 million, $27 million and $50 million and was calculated using the value of the Level 3 common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of December 31, 2007, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $50 million, and the weighted average period over which this cost will be recognized is 2.97 years.

        The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	980,157	$4.05
Stock and units granted	24,627,233	2.03
Lapse of restrictions	(719,716)	3.80
Stock and units forfeited	(1,510,831)	2.12

Nonvested at December 31, 2005	23,376,843	2.06
Stock and units granted	5,874,765	4.65
Lapse of restrictions	(7,225,744)	2.13
Stock and units forfeited	(2,575,137)	2.45

Nonvested at December 31, 2006	19,450,727	2.76
Stock and units granted	11,992,520	5.67
Lapse of restrictions	(6,997,946)	2.71
Stock and units forfeited	(2,173,989)	4.20

Nonvested at December 31, 2007	22,271,312	$4.20

        The total fair value of restricted stock and restricted stock units at the date the restrictions lapsed for the years ended December 31, 2007, 2006 and 2005 was $19 million, $15 million and $2 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

  Non-qualified Stock Options and Warrants

        The Company has not granted non-qualified stock options ("NQSOs") since 2000. As of December 31, 2007, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. At December 31, 2007, there were approximately 1.1 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $6.86 at December 31, 2007.

        Transactions involving NQSOs are summarized as follows:

	Units	Exercise Price Per Unit	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in millions)
Balance December 31, 2004	8,559,864	$0.12 - $21.69	$5.85	Less than $1.0
Options granted	—	—	—
Options cancelled	(606,150)	5.43 - 8.00	6.00
Options exercised	(61,168)	0.12 - 0.12	0.12
Options expired	(1,746,500)	4.04 - 21.69	6.36

Balance December 31, 2005	6,146,046	1.76 - 8.00	5.75	Less than $1.0
Options granted	—	—	—
Options cancelled	(553,248)	1.76 - 8.00	6.29
Options exercised	(689,250)	4.95 - 5.43	4.97
Options expired	—	—	—

Balance December 31, 2006	4,903,548	1.76 - 8.00	5.79	$1.0
Options granted	—	—	—
Options cancelled	(229,775)	5.43 - 8.00	6.11
Options exercised	(1,485,000)	5.43 - 5.43	5.43
Options expired	(2,046,825)	5.43 - 6.20	5.43

Balance December 31, 2007	1,141,948	$1.76 - $ 8.00	$6.86	Less than $1.0

Options exercisable:
December 31, 2005	6,146,046	$1.76 - $ 8.00	$5.75
December 31, 2006	4,903,548	1.76 - 8.00	5.79
December 31, 2007	1,141,948	$1.76 - $ 8.00	$6.86

Range of Exercise Prices	Number Outstanding as of December 31, 2007	Options Outstanding and Exercisable Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$1.76 - $1.76	2,348	0.28	$1.76
$6.20 - $8.00	1,139,600	0.06	6.87

	1,141,948	0.06	$6.86

        At December 31, 2007, there were approximately 15.5 million warrants outstanding ranging in exercise price from $4.00 to $29.00. As of December 31, 2007, all of the warrants previously granted

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. Of these warrants, all were exercisable at December 31, 2007, with a weighted average exercise price of $7.64 per warrant.

        In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were converted into approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock. During the first quarter of 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million. As of December 31, 2007, approximately 700,000 Broadwing warrants remain outstanding and are convertible into approximately 1 million shares of Level 3 common stock at a weighted average exercise price of $5.38 per share.

  401(k) Plan

        The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2007. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.

        The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $30 million, $18 million and $14 million for the year ended December 31, 2007, 2006 and 2005, respectively. The Company's matching contributions were recorded as non-cash compensation and included in selling, general and administrative expenses.

        The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the years ended December 31, 2007, 2006 and 2005 equal to three percent of eligible employees' earnings each year. The 2007 deposit is expected to be made into the employees'401(k) accounts during the first quarter of 2008. The 2006 and 2005 deposits were made into the employees' 401(k) accounts during the first quarter of the subsequent year. Level 3 recorded an expense of $16 million, $11 million and $8 million for the discretionary contribution in 2007, 2006 and 2005, respectively.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

        The Progress Telecom employees began contributing to the Level 3 plan on March 20, 2006. The Progress Telecom plan assets were merged into the Level 3 plan on August 7, 2006.

        The ICG Communications employees began contributing to the Level 3 plan on July 1, 2006. There were no matching cash contributions for ICG Communications for the period May 31, 2006, the date of acquisition, through July 1, 2006. The ICG Communications plan assets were merged into the Level 3 plan on September 1, 2006.

        The TelCove and Looking Glass employees began contributing to the Level 3 plan on August 4, 2006 and September 9, 2006, respectively. The matching cash contributions made to the TelCove and Looking Glass plans for the period from the respective acquisition dates to the dates employees began contributing to the Level 3 plan was less than $1 million each for TelCove and Looking Glass. The Looking Glass plan assets were merged into the Level 3 plan on November 1, 2006. The Company merged the TelCove plan assets into the Level 3 plan on January 2, 2007.

        The Broadwing employees began contributing to the Level 3 plan on March 1, 2007. There were no matching cash contributions for Broadwing for the period January 3, 2007, the date of acquisition, through March 1, 2007. The Broadwing plan assets were merged into the Level 3 plan on March 1, 2007.

        The CDN Business employees began contributing to the Level 3 plan on January 23, 2007, the date of acquisition. The CDN Business did not have a separate 401(k) plan and as a result no assets will be merged into the Level 3 plan.

(17) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for each of the years in the three year period ended December 31, 2007 follows:

	2007	2006	2005
	(dollars in millions)
Current:
United States federal	$—	$—	$(4)
State	(3)	—	—
Foreign	2	(2)	(1)

	(1)	(2)	(5)
Deferred, net of changes in valuation allowances:
United States federal	—	—	—
State	23	—	—
Foreign	—	—	—

Income tax benefit (provision)	$22	$(2)	$(5)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Income Taxes (Continued)

        The United States and foreign components of income (loss) from continuing operations before income taxes follows:

	2007	2006	2005
	(dollars in millions)
United States	$(1,016)	$(710)	$(717)
Foreign	(120)	(78)	15

	$(1,136)	$(788)	$(702)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations before income taxes for each of the three years ended December 31, 2007 follows:

	2007	2006	2005
	(dollars in millions)
Computed tax benefit at statutory rate	$397	$276	$246
State income tax benefit	39	26	23
Stock option plan exercises	8	3	(3)
Disallowance of losses on extinguishments of debt	(62)	(3)	—
Other	(9)	—	(11)
Change in valuation allowance	(351)	(304)	(260)

Income tax benefit (provision)	$22	$(2)	$(5)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Income Taxes (Continued)

        The components of the net deferred tax assets (liabilities) as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(dollars in millions)
Deferred Tax Assets:
Fixed assets and intangible assets	$59	$66
Accrued payroll and related benefits	41	26
State tax credit carry forwards	23	—
Investment in securities	25	25
Investment in joint ventures	94	88
Unutilized tax net operating loss carry forwards	3,690	2,880
Accrued liabilities and deferred revenue	11	5
Other assets or liabilities	6	190

Total Deferred Tax Assets	3,949	3,280
Deferred Tax Liabilities:
Fixed assets and intangible assets	—	—
Accrued liabilities and deferred revenue	—	—

Total Deferred Tax Liabilities	—	—

Net Deferred Tax Assets before valuation allowance	3,949	3,280
Valuation Allowance	(3,926)	(3,280)

Net Non-Current Deferred Tax Asset after Valuation Allowance	$23	$—

        The change in the net non-current deferred tax asset after valuation allowance of $23 million in 2007 was primarily the result of reversing $23 million of the valuation allowance against the Company's deferred tax asset for certain state tax loss carry forwards. These state tax loss carry forwards were converted to a state tax credit carry forward associated with a change in the state's tax law that replaced the tax on net income with a tax on gross margin. The change in this state's tax law primarily occurred in the second quarter of 2007. The Company now expects it will be able to use this state tax credit carry forward against current and future state taxable gross margin.

        As a result of the acquisition of Broadwing on January 3, 2007, the Company recognized an increase in deferred tax assets related to unutilized tax net operating loss carry forwards totaling $266 million.

        The Company has recast certain of the deferred tax assets and liabilities presented in the table above as of December 31, 2006 to be comparable with the presentation as of December 31, 2007. These changes are primarily reclassifications and true ups of the 2006 income tax provision to conform with the current year presentation, but also include certain corrections of prior years' income tax provisions. These changes to the Company's net deferred tax assets as of December 31, 2006 had no impact on the Company's results of operations or financial condition since a full valuation allowance was recognized for the total net deferred tax asset balance as of December 31, 2006. The following is a

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Income Taxes (Continued)

summary of the more significant changes to the presentation of deferred tax assets and liabilities as of December 31, 2006:

  •
  Deferred tax assets and liabilities related to fixed assets and intangible assets were decreased to correct basis differences related to foreign currency exchange rates, to reclassify basis differences that had been presented in the deferred taxes for accrued liabilities and deferred revenue and other assets or liabilities, and to correct prior period tax depreciation.

  •
  Deferred tax assets related to accrued payroll and related benefits were decreased to correct the deferred tax asset related to outstanding stock based compensation awards.

  •
  Deferred tax assets related to unutilized tax net operating loss carry forwards were increased to reflect adjustments to the unutilized tax net operating loss carry forwards of TelCove, ICG Communications and Looking Glass based on analyses of Section 382 limitations, to true up state tax net operating loss carry forwards, and to correct net operating loss carry forwards primarily related to depreciation.

  •
  Deferred tax liabilities related to accrued liabilities and deferred revenue decreased primarily due to the reclassifications described above and a correction of tax basis deferred revenue.

  •
  Deferred tax assets related to other assets or liabilities increased primarily due to the reclassifications described above and certain other immaterial adjustments.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded against deferred tax assets, as the Company has concluded that under relevant accounting standards it is more likely than not that the deferred tax assets are not realizable.

        For U.S. federal income tax reporting purposes, the Company has approximately $9.5 billion of tax loss carry forwards at December 31, 2007, net of previous carry backs, available to offset future U.S. federal taxable income. Net operating losses not utilized can be carried forward for 20 years for U.S. federal income tax purposes to offset future taxable income.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Income Taxes (Continued)

        The U.S. federal tax loss carry forwards expire through 2027 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31	Amount
2018	$3
2019	—
2020	656
2021	969
2022	1,570
2023	1,399
2024	1,239
2025	1,124
2026	1,093
2027	1,477

$9,530

        In addition, the Company has approximately $98 million of tax loss carry forwards for controlled foreign corporations at December 31, 2007, the majority of which have no expiration period.

        The Internal Revenue Code contains provisions which may limit the net operating loss carry forwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. If certain transactions occur with respect to Level 3's capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carry forwards and certain current deductions against any taxable income it achieves in future periods.

        Provisions of the Internal Revenue Code also allow the Company to utilize a limited amount of the tax loss carry forwards that were generated by Broadwing, Looking Glass, TelCove, and ICG Communications prior to the Company's acquisition of these companies. Accordingly, the Company has increased its tax loss carry forwards to include these tax losses. As a result, the Company's tax loss carry forwards increased by $953 million, which includes $694 million related to the acquisition of Broadwing in 2007.

        The majority of the Company's foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the Company's U.S. federal consolidated income tax return. However, the Company has some foreign subsidiaries that have not so elected and therefore are treated for U.S. tax purposes as controlled foreign corporations. With respect to such controlled foreign corporations, as of December 31, 2007, the Company has no plans to repatriate undistributed earnings of such controlled foreign corporations as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of such controlled foreign corporations that are permanently invested and for which no deferred taxes have been provided are immaterial as of December 31, 2007 and 2006.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Income Taxes (Continued)

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company's liability for uncertain tax positions. The Company's liability for uncertain tax positions totaled $18 million at December 31, 2007 and January 1, 2007. During 2007, the Company increased the liability for uncertain tax positions by $3 million for possible indemnification of certain tax liabilities related to a business disposed of prior to 2007, increased the liability for uncertain tax positions by $3 million to reflect liabilities for uncertain tax positions related to acquired companies and decreased the liability for uncertain tax positions by $6 million for the recognition of tax positions related to matters favorably settled during 2007. All of these amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not expect the liability for uncertain tax positions will change significantly during the twelve months ended December 31, 2008; however, actual changes in the liability for uncertain tax positions could be different than currently expected.

(dollars in millions)	Amount
Balance as of January 1, 2007	$18
Gross increases—tax positions prior to 2007	3
Gross increases—during 2007	3
Gross decreases—tax positions prior to 2007	(6)
Balance as of December 31, 2007	$18

        The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for 1999 through 2001. The audit is currently in the appeals process and a resolution is expected to be reached in 2008. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company's results of operations or cash flows.

        The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations. The Company's liability for uncertain tax positions includes approximately $9 million of accrued interest and penalties at December 31, 2007.

        Included in the liability for uncertain tax positions at December 31, 2007 are $3 million of uncertain tax positions related to acquired companies, the disallowance of which would affect the valuation of the assets and or liabilities acquired and therefore would not affect the annual effective income tax rate.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Stockholders' Equity

        During 2006, Level 3 completed the sale of 125 million shares of its common stock, par value $0.01 per share, at $4.55 per share in an underwritten public offering. Level 3 received proceeds of $543 million net of $26 million in transaction costs.

        The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

        Issuances of common stock, for option exercises, equity offerings and acquisitions for the three year period ended December 31, 2007 are shown below.

Outstanding Common Shares
December 31, 2004	686,496,721
Option, Restricted Stock, Shareworks and 401(k) activity (Note 16)	16,271,097
WilTel Communications Group, LLC Acquisition (Note 2)	115,000,000

December 31, 2005	817,767,818
Option, Restricted Stock and 401(k) activity (Note 16)	18,737,450
Equity offering	125,000,000
2006 Acquisitions (Note 2)	216,917,837

December 31, 2006	1,178,423,105

Option, Restricted Stock and 401(k) activity (Note 16)	22,558,511
Debt conversion to equity (Note 14)	213,939,051
2007 Acquisitions (Note 2)	122,942,018

December 31, 2007	1,537,862,685

(19) Industry and Geographic Data

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products and serve different markets. The Company's current reportable segments include: communications and coal mining (See Note 1). Other primarily includes corporate assets and overhead not attributable to a specific segment. In the third quarter of 2006, the Company exited the information services business as a result of the sale of Software Spectrum. Segment information has been revised due to reclassification of the information services businesses as discontinued operations in the consolidated financial statements (See Note 3).

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

charges as reported in the consolidated statements of operations, (5) depreciation and amortization and (6) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

        Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted EBITDA is an important part of the Company's internal reporting and is a key measure used by Management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measures are especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company's performance to that of its competitors. Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes total other income (expense) because these items are not related to the primary operations of the Company.

        There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

        The data presented in the following tables includes information for the twelve months ended December 31, 2007, 2006 and 2005 for all statement of operations and cash flow information presented, and as of December 31, 2007 and 2006 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2007 presentation.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2007
Revenue:
North America	$3,941	$70	$—	$4,011
Europe	258	—	—	258

	$4,199	$70	$—	$4,269

Adjusted EBITDA:
North America	$758	$5	$(4)
Europe	65	—	—

	$823	$5	$(4)

Capital Expenditures:
North America	$578	$2	$—	$580
Europe	53	—	—	53

	$631	$2	$—	$633

Depreciation and Amortization:
North America	$861	$7	$—	$868
Europe	74	—	—	74

	$935	$7	$—	$942

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2006
Revenue:
North America	$3,121	$67	$—	$3,188
Europe	190	—	—	190

	$3,311	$67	$—	$3,378

Adjusted EBITDA:
North America	$636	$8	$(3)
Europe	41	—	—

	$677	$8	$(3)

Capital Expenditures:
North America	$346	$1	$—	$347
Europe	45	—	—	45

	$391	$1	$—	$392

Depreciation and Amortization:
North America	$661	$1	$—	$662
Europe	68	—	—	68

	$729	$1	$—	$730

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2005
Revenue:
North America	$1,496	$74	$—	$1,570
Europe	149	—	—	149

	$1,645	$74	$—	$1,719

Adjusted EBITDA:
North America	$437	$16	$(3)
Europe	21	—	—

	$458	$16	$(3)

Capital Expenditures:
North America	$271	$2	$—	$273
Europe	27	—	—	27

	$298	$2	$—	$300

Depreciation and Amortization:
North America	$560	$5	$—	$565
Europe	82	—	—	82

	$642	$5	$—	$647

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Identifiable Assets
December 31, 2007
North America	$9,189	$115	$11	$9,315
Europe	930	—	—	930

	$10,119	$115	$11	$10,245

December 31, 2006
North America	$9,043	$127	$18	$9,188
Europe	806	—	—	806

	$9,849	$127	$18	$9,994

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Long-Lived Assets (excluding Goodwill)
December 31, 2007
North America	$6,702	$75	$—	$6,777
Europe	818	—	—	818

	$7,520	$75	$—	$7,595

December 31, 2006
North America	$6,362	$88	$—	$6,450
Europe	747	—	—	747

	$7,109	$88	$—	$7,197

Goodwill
December 31, 2007
North America	$1,390	$—	$—	$1,390
Europe	31	—	—	31

	$1,421	$—	$—	$1,421

December 31, 2006
North America	$408	$—	$—	$408
Europe	—	—	—	—

	$408	$—	$—	$408

        Communications revenue is grouped into three categories: 1) Core Communications Services (including transport and infrastructure services, IP and data services, voice services and Level 3 Vyvx services) 2) Other Communications Services (including managed modem and its related reciprocal compensation, DSL aggregation, and legacy managed IP services), and 3) SBC Contract Services. This revenue reporting structure reflects how the Company's management invests in the communications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

business. Management invests in supporting the growth of Core Communications Services revenue and optimizing the cash flows from the Company's declining Other and SBC Contract Services Revenue.

	Communications Services
	Core	Other	SBC Contract Services	Total
	(dollars in millions)
Communications Revenue
2007
North America	$3,366	$272	$303	$3,941
Europe	256	2	—	258

	$3,622	$274	$303	$4,199

2006
North America	$1,787	$441	$893	$3,121
Europe	186	4	—	190

	$1,973	$445	$893	$3,311

2005
North America	$818	$653	$25	$1,496
Europe	144	5	—	149

	$962	$658	$25	$1,645

        Transport and Infrastructure includes $7 million, $2 million and $130 million of termination revenue for the years ended December 31, 2007, 2006 and 2005, respectively. IP and data includes less than $1 million, $7 million and $1 million of termination revenue for the years ended December 31, 2007, 2006 and 2005, respectively. SBC Contract Services includes $2 million of termination revenue for the years ended December 31, 2007 and 2006. No termination revenue was recorded for SBC in 2005.

        In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

  •
  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% of Core Communications revenue for the year ended December 31, 2007.

  •
  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions. Revenue from the Business Markets Group represented 26% of Core Communications revenue for the year ended December 31, 2007.

  •
  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies,

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

    providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 11% of Core Communications revenue in the year ended December 31, 2007.

  •
  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications revenue in the year ended December 31, 2007.

        The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers.

        The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom, France and Germany. Revenue from transoceanic services allocated to Europe.

        The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2007, 2006 and 2005:

2007

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(1,113)	$(3)	$2	$—
Income from Discontinued Operations	—	—	—	—
Income Tax Provision (Benefit)	(17)	1	(6)	—
Total Other (Income) Expense	895	—	—	—
Non-Cash Impairment Charge	1	—	—	—
Depreciation and Amortization Expense	935	7	—	—
Non-Cash Compensation Expense	122	—	—	—

Adjusted EBITDA	$823	$5	$(4)	$—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Industry and Geographic Data (Continued)

2006

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(800)	$7	$3	$46
Income from Discontinued Operations	—	—	—	(46)
Income Tax Provision (Benefit)	4	—	(2)	—
Total Other (Income) Expense	652	—	(4)	—
Non-Cash Impairment Charge	8	—	—	—
Depreciation and Amortization Expense	729	1	—	—
Non-Cash Compensation Expense	84	—	—	—

Adjusted EBITDA	$677	$8	$(3)	$—

2005

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(720)	$16	$(3)	$69
Income from Discontinued Operations	—	—	—	(69)
Income Tax Provision (Benefit)	2	2	1	—
Total Other (Income) Expense	474	(7)	(1)	—
Non-Cash Impairment Charge	9	—	—	—
Depreciation and Amortization Expense	642	5	—	—
Non-Cash Compensation Expense	51	—	—	—

Adjusted EBITDA	$458	$16	$(3)	$—

(20) Commitments, Contingencies and Other Items

Right of Way Litigation

        In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies' involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Commitments, Contingencies and Other Items (Continued)

actions involve the companies' right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, other than as noted above, all adjudicated attempts to have class action status granted on complaints filed against the companies or any of their subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

Other Litigation

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

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

        The right-of-way agreements have various expiration dates through 2060. Payments under these right-of-way agreements were $90 million in 2007, $62 million in 2006 and $30 million in 2005.

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2099. Rent expense, including common area maintenance, under non-cancelable lease agreements was $190 million in 2007, $132 million in 2006 and $76 million in 2005.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Commitments, Contingencies and Other Items (Continued)

        Future minimum payments for the next five years under right-of-way agreements and non-cancelable operating leases for facilities (including common area maintenance) consist of the following at December 31, 2007 (dollars in millions):

	Right-of-Way Agreements	Facilities	Total
2008	$101	$126	$227
2009	91	105	196
2010	85	88	173
2011	80	77	157
2012	77	70	147
Thereafter	918	261	1,179

Total	$1,352	$727	$2,079

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by the consumer price index. The Company has not included estimates for these increases in future periods in the amounts included above.

        Certain right of way agreements are cancellable or can be terminated under certain conditions. However, in most cases cancellation or termination of the right of way agreement requires removal of the Company's network. Because the Company considers it unlikely that it would cancel or terminate its right of way agreements and remove its network, the payments due under these agreements have been included in the table above. Certain of these right of way agreements provide for automatic renewal on a periodic basis. For purposes of presenting future payment commitments under these agreements, the Company has included 18 years of future payments from January 1, 2008 in the table above.

Other

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2007 and 2006, Level 3 had outstanding letters of credit of approximately $36 million and $45 million, respectively, which are collateralized by cash which is reflected on the consolidated balance sheet as restricted cash and securities. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(21) Condensed Consolidating Financial Information

        As discussed in Note 14, Level 3 Financing has issued senior notes as described below:

  •
  In October 2003, Level 3 Financing issued $500 million of 10.75% Senior Notes due 2011. The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005. The Company repurchased $497 million of the 10.75% notes in 2006.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

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

        In addition, Level 3 Financing's 12.25% Senior Notes due 2013, Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are jointly and severally and fully and unconditionally guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information below for the periods subsequent to the acquisition of Broadwing on January 3, 2007.

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

        Condensed Consolidating Statements of Operations for the three years ended December 31, 2007, 2006 and 2005 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company. The operating activities of the separate legal entities included in the Company's consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-alone basis.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Othe Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,439	$27	$2,994	$(191)	$4,269
Costs and Expenses:
Cost of Revenue	—	—	553	—	1,434	(154)	1,833
Depreciation and Amortization	—	—	345	—	597	—	942
Selling, General and Administrative	3	—	1,251	27	479	(37)	1,723
Restructuring and Impairment Charges	—	—	12	—	—	—	12

Total Costs and Expenses	3	—	2,161	27	2,510	(191)	4,510

Operating Income (Loss)	(3)	—	(722)	—	484	—	(241)
Other Income (Loss), net:
Interest Income	2	1	43	—	8	—	54
Interest Expense	(202)	(365)	(1)	(1)	(8)	—	(577)
Interest Income (Expense) Affiliates, net	781	976	(1,818)	—	61	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,329)	(1,934)	444	—	—	2,819	—
Other Income (Expense)	(363)	(29)	7	—	13	—	(372)

Other Income (Loss)	(1,111)	(1,351)	(1,325)	(1)	74	2,819	(895)

Income (Loss) from Continuing Operations Before Income Taxes	(1,114)	(1,351)	(2,047)	(1)	558	2,819	(1,136)
Income Tax Benefit	—	22	—	—	—	—	22

Income (Loss) from Continuing Operations	(1,114)	(1,329)	(2,047)	(1)	558	2,819	(1,114)
Income (Loss) from Discontinued Operations	—	—	—	—	—	—	—

Net Income (Loss)	$(1,114)	$(1,329)	$(2,047)	$(1)	$558	$2,819	$(1,114)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

        Condensed Consolidating Balance Sheets as of December 31, 2007 and 2006 follow:

Condensed Consolidating Balance Sheets
December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$588	$—	$99	$—	$714
Marketable securities	8	—	—	—	1	—	9
Restricted cash and securities	—	—	14	—	9	—	23
Accounts receivable, net	—	—	80	—	315	—	395
Due from (to) affiliates	10,575	8,549	(20,897)	20	1,753	—	—
Other	7	8	32	—	41	—	88

Total Current Assets	10,590	8,584	(20,183)	20	2,218	—	1,229
Property, Plant and Equipment, net	—	—	3,256	—	3,413	—	6,669
Restricted Cash and Securities	18	—	17	—	66	—	101
Goodwill and Other Intangibles, net	—	—	151	—	1,950	—	2,101
Investment in Subsidiaries	(6,951)	(11,270)	4,481	—	—	13,740	—
Other Assets, net	16	47	17	—	65	—	145

Total Assets	$3,673	$(2,639)	$(12,261)	$20	$7,712	$13,740	$10,245

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$170	$—	$226	$—	$396
Current portion of long-term debt	25	—	—	1	6	—	32
Accrued payroll and employee benefits	—	—	88	—	9	—	97
Accrued interest	33	95	—		—	—	128
Deferred revenue	—	—	91		75	—	166
Other	—	—	42	—	97	—	139

Total Current Liabilities	58	95	391	1	413	—	958
Long-Term Debt, less current portion	2,511	4,217	—	20	84	—	6,832
Deferred Revenue	—	—	644	—	119	—	763
Other Liabilities	34	—	213	—	375	—	622
Stockholders' Equity (Deficit)	1,070	(6,951)	(13,509)	(1)	6,721	13,740	1,070

Total Liabilities and Stockholders' Equity (Deficit)	$3,673	$(2,639)	$(12,261)	$20	$7,712	$13,740	$10,245

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2006

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$12	$1,592	$62	$—	$1,681
Marketable securities	235	—	—	—	—	235
Restricted cash and securities	—	—	31	15	—	46
Accounts receivable, net	—	—	97	229	—	326
Due from (to) affiliates	11,183	6,432	(18,631)	1,016	—	—
Other	17	6	41	37	—	101

Total Current Assets	11,450	6,450	(16,870)	1,359	—	2,389
Property, Plant and Equipment, net	—	—	3,268	3,200	—	6,468
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	17	—	—	73	—	90
Goodwill and Other Intangibles, net	—	—	44	875	—	919
Investment in Subsidiaries	(6,419)	(10,170)	2,639	—	13,950	—
Other Assets, net	43	41	12	32	—	128

Total Assets	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$160	$230	$—	$391
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	33	—	92
Accrued interest	93	49	—	1	—	143
Deferred revenue	—	—	84	44	—	128
Other	1	2	56	97	—	156

Total Current Liabilities	94	52	359	410	—	915
Long-Term Debt, less current portion	4,581	2,688	—	88	—	7,357
Deferred Revenue	—	—	642	125	—	767
Other Liabilities	42	—	199	340	—	581
Stockholders' Equity (Deficit)	374	(6,419)	(12,107)	4,576	13,950	374

Total Liabilities and Stockholders' Equity (Deficit)	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

        Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 follow:

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(229)	$(306)	$(146)	$(15)	$927	$—	$231
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	280	—	—	—	53	—	333
Decrease in restricted cash and securities, net	—	—	1	—	11	—	12
Capital expenditures	—	—	(271)	—	(362)	—	(633)
Acquisitions, net of cash acquired and investments	—	—	(893)	—	217	—	(676)
Proceeds from sale of discontinued operations	—	(2)	—	—	—	—	(2)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	3	—	5

Net Cash Provided by (Used in) Investing Activities	280	(2)	(1,161)	—	(78)	—	(961)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,349	—		—	—	2,349
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(1,619)	(887)	—	(1)	(111)	—	(2,618)
Proceeds from warrants and stock-based equity plans	26	—	—		—	—	26
Increase (decrease) due from affiliates, net	1,527	(1,139)	300	16	(704)	—	—

Net Cash Provided by (Used in) Financing Activities	(66)	323	300	15	(815)	—	(243)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	3	—	3	—	6

Net Change in Cash and Cash Equivalents	(15)	15	(1,004)	—	37	—	(967)
Cash and Cash Equivalents at Beginning of the Year	15	12	1,592	—	62	—	1,681

Cash and Cash Equivalents at End of the Year	$—	$27	$588	$—	$99	$—	$714

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(380)	$(183)	$62	$722	$—	$221
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	175	5	100	—	—	280
Purchases of marketable securities	—	—	(98)	—	—	(98)
Decrease (increase) in restricted cash and securities	1	2	(10)	(14)	—	(21)
Capital expenditures	—	—	(166)	(226)	—	(392)
Investments and acquisitions	—	—	(761)	12	—	(749)
Proceeds from sale of discontinued operations, net of cash sold	—	—	—	307	—	307
Advances from discontinued operations, net	—	—	—	18	—	18
Proceeds from sale of property, plant and equipment and other assets	—	—	6	1	—	7

Net Cash Provided by (Used in) Investing Activities	176	7	(929)	98	—	(648)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	1,930	—	—	—	2,256
Payments on long-term debt, including current portion (net of restricted cash)	(513)	(596)	—	(1)	—	(1,110)
Equity offering	543			—		543
Increase (decrease) due from affiliates, net	(174)	(1,154)	2,170	(842)	—	—

Net Cash Provided by (Used in) Financing Activities	182	180	2,170	(843)	—	1,689
Net Cash Used in Discontinued Operations	—	—	—	(43)	—	(43)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	14	(4)	—	10

Net Change in Cash and Cash Equivalents	(22)	4	1,317	(70)	—	1,229
Cash and Cash Equivalents at Beginning of Year (includes cash of discontinued operations)	37	8	275	132	—	452

Cash and Cash Equivalents at End of Year	$15	$12	$1,592	$62	$—	$1,681

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(306)	$(128)	$226	$90	$—	$(118)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	243	—	340	1	—	584
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities	—	3	(6)	(1)	—	(4)
Capital expenditures	—	—	(167)	(133)	—	(300)
Investments and acquisitions	(10)	—	(497)	128	—	(379)
Proceeds from sale of discontinued operations	—	82	—	—	—	82
Advances from discontinued operations, net	—	—	—	13	—	13
Proceeds from sale of property, plant and equipment and other assets	—	—	3	8	—	11

Net Cash Provided by (Used in) Investing Activities	(415)	85	(327)	16	—	(641)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	66	—	943
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(26)	(104)	—	(130)
Increase (decrease) due from affiliates, net	(121)	34	170	(83)	—	—

Net Cash Provided by (Used in) Financing Activities	756	34	144	(121)	—	813
Net Cash Used in Discontinued Operations	—	—	—	(32)	—	(32)
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	—	(13)	1	—	(13)

Net Change in Cash and Cash Equivalents	34	(9)	30	(46)	—	9
Cash and Cash Equivalents at Beginning of Year (includes cash of discontinued operations)	3	17	245	178	—	443

Cash and Cash Equivalents at End of Year (includes cash of discontinued operations)	$37	$8	$275	$132	$—	$452

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(dollars in millions except per share data)
Revenue	$1,056	$822	$1,052	$835	$1,061	$875	$1,100	$846
Operating Loss	(75)	(57)	(79)	(18)	(58)	(25)	(29)	(40)
Loss from Continuing Operations	(647)	(166)	(202)	(224)	(174)	(163)	(91)	(237)
Income (loss) from Discontinued Operations	—	(2)	—	23	—	25	—	—
Net Loss	(647)	(168)	(202)	(201)	(174)	(138)	(91)	(237)
Income (Loss) per Share (Basic and Diluted):
Loss from Continuing Operations	$(0.44)	$(0.20)	$(0.13)	$(0.25)	$(0.11)	$(0.14)	$(0.06)	$(0.20)
Income from Discontinued Operations	—	—	—	0.02	—	0.02	—	—

Net Loss	$(0.44)	$(0.20)	$(0.13)	$(0.23)	$(0.11)	$(0.12)	$(0.06)	$(0.20)

        Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods. As a result of the sale of Software Spectrum in 2006, certain amounts previously included in the 2006 quarterly reports on Forms 10-Q have been reclassified from continuing operations to discontinued operations.

        In the first quarter of 2007, the Company purchased Broadwing and the CDN Business. The Company also recognized a $427 million net loss on the extinguishment of various debt instruments in several transactions.

        In the third quarter of 2007, the Company purchased Servecast Limited.

        In the fourth quarter of 2007, the Company recognized a $37 million gain related to the partial sale of its investment in Infinera stock and recognized a tax benefit of $23 million related to certain changes in state income tax law that primarily occurred in the second quarter of 2007.

        In the first quarter of 2006, the Company purchased Progress Telecom. The Company also recognized a $27 million gain related to a debt exchange.

        In the second quarter of 2006, the Company purchased ICG Communications. The Company also recognized a $55 million loss on the amendment and restatement of the Company's Senior Secured term Loan due 2011.

        In the third quarter of 2006, the Company purchased TelCove and Looking Glass. The Company also recognized a $33 million gain from the sale of Software Spectrum.

        In the fourth quarter of 2006, the Company recognized a $54 million loss on the extinguishment of debt.