Form 10-Q
period 2008-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2008-05-12
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(720) 888-1000

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of each class of the issuer’s common stock, as of April 30, 2008:

Common Stock:  1,551,921,333 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(dollars in millions, except share and per share data)	2008	2007

Revenue:
Communications	$1,066	$1,037
Coal mining	26	19
Total revenue	1,092	1,056

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	459	450
Coal mining	16	16
Total cost of revenue	475	466

Depreciation and amortization	240	221
Selling, general and administrative	422	440
Restructuring and impairment charges	7	4
Total costs and expenses	1,144	1,131
Operating Loss	(52)	(75)

Other Income (Expense):
Interest income	6	21
Interest expense	(135)	(165)
Loss on early extinguishment of debt, net	—	(427)
Other, net	3	1
Total other income (expense)	(126)	(570)
Loss Before Income Taxes	(178)	(645)

Income Tax Expense	(3)	(2)
Net Loss	$(181)	$(647)

Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Loss Per Share (in thousands)	1,541,872	1,469,163

Loss Per Share of Common Stock:
Basic and Diluted	$(0.12)	$(0.44)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in millions, except share and per share data)	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$533	$714
Marketable securities	7	9
Restricted cash and securities	8	10
Receivables, less allowances of $22 and $20, respectively	416	395
Other	110	88
Total Current Assets	1,074	1,216

Property, Plant and Equipment, net	6,616	6,669
Restricted Cash and Securities	119	117
Goodwill	1,423	1,421
Other Intangibles, net	656	680
Other Assets, net	131	142
Total Assets	$10,019	$10,245

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$346	$396
Current portion of long-term debt	7	32
Accrued payroll and employee benefits	73	97
Accrued interest	115	128
Current portion of deferred revenue	161	166
Other	129	139
Total Current Liabilities	831	958

Long-Term Debt, less current portion	6,831	6,832
Deferred Revenue, less current portion	757	763
Other Liabilities	662	622
Total Liabilities	9,081	9,175

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,548,059,528 issued and outstanding in 2008 and 1,537,862,685 issued and outstanding in 2007	15	15
Additional paid-in capital	11,045	11,004
Accumulated other comprehensive income	112	104
Accumulated deficit	(10,234)	(10,053)
Total Stockholders’ Equity	938	1,070
Total Liabilities and Stockholders’ Equity	$10,019	$10,245

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2008	2007

Cash Flows from Operating Activities:
Net loss	$(181)	$(647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	221
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Non-cash compensation expense attributable to stock awards	23	24
Loss on debt extinguishment, net	—	427
Amortization of debt issuance costs	4	4
Accreted interest on long-term debt discount	—	9
Accrued interest on long-term debt	(14)	(48)
Change in working capital items net of amounts acquired:
Receivables	(20)	(35)
Other current assets	(22)	(18)
Payables	(52)	(13)
Deferred revenue	(17)	38
Other current liabilities	(15)	(53)
Other, net	8	(1)
Net Cash Used in Operating Activities	(47)	(93)

Cash Flows from Investing Activities:
Capital expenditures	(113)	(155)
Proceeds from sale of property, plant and equipment, and other assets	2	2
Proceeds from sales and maturities of marketable securities	—	280
Decrease in restricted cash and securities, net	—	16
Acquisitions, net of cash acquired	—	(626)
Net Cash Used in Investing Activities	(111)	(483)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2008	2007

Cash Flows from Financing Activities:
Payments and repurchases of long-term debt	$(26)	$(2,611)
Long-term debt borrowings, net of issuance costs	—	2,362
Proceeds from warrants and stock-based equity plans	—	23
Net Cash Used in Financing Activities	(26)	(226)

Effect of Exchange Rates on Cash and Cash Equivalents	3	5

Net Change in Cash and Cash Equivalents	(181)	(797)

Cash and Cash Equivalents at Beginning of Period	714	1,681

Cash and Cash Equivalents at End of Period	$533	$884

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$145	$200
Income taxes paid	—	1

Noncash Investing and Financing Activities:
Common stock issued for acquisition	$—	$692
Equity issued to retire debt	—	879
Long-term debt retired by conversion to equity	—	702

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2008

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at December 31, 2007	$15	$11,004	$104	$(10,053)	$1,070

Common Stock:
Stock plan grants	—	31	—	—	31
401(k) plan	—	10	—	—	10
Net Loss	—	—	—	(181)	(181)
Other Comprehensive Income	—	—	8	—	8

Balances at March 31, 2008	$15	$11,045	$112	$(10,234)	$938

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
(dollars in millions)	2008	2007

Net Loss	$(181)	$(647)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency	51	64
Unrealized depreciation of available-for-sale investment	(2)	—
Unrealized appreciation (depreciation) of interest rate swaps	(42)	1
Other, net	1	5

Other Comprehensive Income Before Income Taxes	8	70

Income Tax Benefit Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income, Net of Income Taxes	8	70

Comprehensive Loss	$(173)	$(577)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Depreciation of Investment and Interest Rate Swaps	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balance at December 31, 2007	$160	$(30)	$(26)	$104
Change	51	(44)	1	8
Balance at March 31, 2008	$211	$(74)	$(25)	$112

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

The Company acquired Broadwing Corporation (“Broadwing”) and the Content Delivery Network services business (“CDN Business”) of SAVVIS, Inc. in January 2007; and Servecast Limited (“Servecast”) in July 2007. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC (“Vyvx Ads”) to DG FastChannel, Inc. for $129 million in cash. The sale is expected to close in the second quarter of 2008 subject to regulatory approval.  The results of operations for the Vyvx Ads business are included in continuing operations from when it was acquired as part of the WilTel Communications Group, LLC (“WilTel”) transaction in December 2005.  The pending disposal of the Vyvx Ads business does not meet the criteria under SFAS No. 144 for presentation as discontinued operations since the business is not considered an asset group as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The consolidated balance sheet of Level 3 at December 31, 2007 has been audited. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements.

The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year 2008.

Recently Issued Accounting Pronouncements

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2007 appropriately present, in all material respects, the current status of the Company’s significant accounting policies, and are incorporated herein by reference.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, the adoption of SFAS No. 159 did not have an effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”).  FSP APB 14-a requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.  FSP APB 14-a applies to certain of the Company’s convertible debt.  FSP APB 14-a is effective for Level 3 beginning on January 1, 2009 and will be applied retrospectively to all periods that will be presented in the Company’s consolidated financial statements for the year ending December 31, 2009. Although the Company is continuing to evaluate the impact of FSP APB 14-a, it is expected that the adoption of FSP APB 14-a will significantly increase its non-cash interest expense and reduce basic and diluted earnings per share.

(2) Acquisitions

Servecast Acquisition:  In July 2007, Level 3 completed the acquisition of Servecast Limited, a Dublin, Ireland based provider of live and on-demand video management and streaming services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, in cash, including $1 million of transaction costs, to complete the acquisition of Servecast.

CDN Business Acquisition:  In January 2007, Level 3 completed the acquisition of the Content Delivery Network  services business of SAVVIS, Inc. Level 3 paid $133 million in cash (including transaction costs) to acquire the assets of the CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business. The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters. The Company paid this adjustment in April 2007.

Broadwing Acquisition:  In January 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $753 million of cash, including $9 million of transaction costs, and issued approximately 123 million shares of the Company’s common stock, valued at $688 million. As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to the acquisition. In the fourth quarter of 2007, the Company incurred additional transaction costs of $2 million related to the transaction.

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

Pro Forma Financial Information

The pro forma statement of operations that summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2007 had been combined as of the beginning of 2007, was not materially different than actual results in the first quarter of 2007.

The fair value of the assets acquired and the liabilities assumed in the Broadwing, CDN Business and Servecast transactions are based upon final valuations as of their respective acquisition dates after reflecting other contractual purchase price adjustments.

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired in 2007 are as follows.

	Servecast	CDN Business	Broadwing
	(dollars in millions)
Assets:
Cash and cash equivalents	$1	$—	$257
Marketable securities	—	—	46
Accounts receivable	1	—	82
Other current assets	—	—	19
Property, plant and equipment, net	1	2	239
Goodwill	30	—	1,038
Identifiable intangible assets	17	133	154
Other assets	—	—	31
Total Assets	50	135	1,866

Liabilities:
Accounts payable	1	1	37
Accrued payroll	—	1	14
Other current liabilities	3	—	117
Current portion of capital leases	—	—	2
Long-term debt	—	—	203
Capital leases	—	—	22
Deferred revenue—Acquired Company	—	—	13
Other liabilities	—	—	15
Total Liabilities	4	2	423
Purchase Price	$46	$133	$1,443

(3) Restructuring and Impairment Charges

Restructuring Charges

The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. The Company expects cumulative severance and related costs to total approximately $60 million for former employees of WilTel Communications Group, LLC (“WilTel”), Progress Telecom, LLC (“Progress Telecom”), ICG Communications, Inc. (“ICG Communications”), TelCove, Inc. (“TelCove”), Looking Glass Networks Holding Co., Inc. (“Looking Glass”) and Broadwing. During the quarter ended March 31, 2008, Level 3 paid $1 million of severance and related costs for these employees resulting in cumulative payments from January 1, 2006 to March 31, 2008 of $52 million.

The workforce reduction attributable to WilTel integration activity was substantially complete by the end of 2006. The workforce reductions attributable to Progress Telecom, ICG Communications, TelCove and Looking Glass integration activities were substantially completed in the third quarter of 2007. Workforce reductions attributable to Broadwing integration activities are expected to be substantially completed in 2008.

An analysis of the liability for the severance and related activity associated with the integration of the acquired companies follows:

	Severance and Related Costs for Acquired Company Employees
	Number of Employees	Amount
		(in millions)
Balance December 31, 2007	249	$9
2008 Payments	(53)	(1)
Balance March 31, 2008	196	$8

Severance costs attributable to Level 3 employees, including positions at the acquired companies that were not part of the purchase price liability, are recorded as restructuring charges in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee. For the three months ended March 31, 2008, the Company recorded approximately $7 million in restructuring charges for affected employees. As of March 31, 2008, the Company had remaining obligations of $1 million for those employees terminated or notified.  For the three months ended March 31, 2007, the Company recorded approximately $4 million in restructuring charges for affected employees.

A summary of restructuring charges and related activity follows:

	Severance and Related Costs
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2007	139	$4	$9
2008 Charges	240	7	—
2008 Payments	(299)	(10)	—
Balance March 31, 2008	80	1	9

(4) Loss Per Share

The Company had a loss from continuing operations for the three months ended March 31, 2008 and 2007. Therefore, the effect of the approximately 315 million and 314 million shares issuable pursuant to the convertible debt securities outstanding at March 31, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 54 million and 53 million stock options, outperform stock options, restricted stock units and warrants outstanding at March 31, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(5) Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investment in marketable equity instruments that are traded in an active market with sufficient volume and frequency of transactions.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company does not have any SFAS 157 Level 3 assets or liabilities that are measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2008 (dollars in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)

Marketable Securities	$7	$—
Interest Rate Swap Liabilities (included in other non-current liabilities)	—	(79)
Total Assets (Liabilities) Measured at Fair Value	$7	$(79)

(6) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.

The Company continues to develop business support systems required for its business and integration efforts. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with the project incurred when developing the business support systems are capitalized. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $24 million and $26 million for the three months ended March 31, 2008 and 2007, respectively.

Depreciation expense was $214 million and $197 million for the three months ended March 31, 2008 and 2007, respectively.

(7) Goodwill

Goodwill at March 31, 2008 and December 31, 2007 was as follows (dollars in millions):

	March 31, 2008	December 31, 2007

Servecast	$34	$31
Broadwing	1,038	1,038
TelCove	178	179
ICG Communications	73	73
Progress Telecom	30	30
McLeod	40	40
XCOM	30	30
	$1,423	$1,421

The Company segregates identifiable intangible assets acquired in a business combination from goodwill. Goodwill is not amortized and the carrying amount of the goodwill and indefinite-lived intangible assets are evaluated at least annually for impairment, or whenever indicators suggest a potential impairment may exist, using a fair value based test. An assessment of the carrying value of the goodwill attributable to the communications business was performed as of December 31, 2007 and indicated that goodwill was not impaired.

The preliminary valuation for the Servecast acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $31 million as of December 31, 2007. In the first quarter of 2008, the Company received the final valuation report for the Servecast acquisition. The final valuation report did not result in any changes to the valuation of Servecast.  The increase in goodwill attributable to Servecast at March 31, 2008 is due to fluctuations in foreign currency rates.

(8) Other Intangibles, net

Intangible assets attributable to each of the Company’s acquisitions at March 31, 2008 and December 31, 2007 were as follows (dollars in millions, presented net of accumulated amortization):

	March 31, 2008	December 31, 2007

Customer Contracts and Relationships:
Servecast	$10	$9
CDN Business	25	26
Broadwing	136	140
Looking Glass	6	7
TelCove	203	212
ICG Communications	12	13
Progress Telecom	27	28
WilTel	83	87
360networks	2	2
Trademarks:
WilTel	32	32
Patents and Developed Technology:
Servecast	8	8
CDN Business	90	92
Telverse	2	4
Other	20	20
	$656	$680

Intangible asset amortization expense was $26 million and $24 million for the three months ended March 31, 2008 and 2007, respectively. The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: nine months of 2008—$74 million; 2009—$95 million; 2010—$95 million; 2011—$94 million; 2012—$72 million and thereafter—$174 million.

(9) Long-Term Debt

At March 31, 2008 and December 31, 2007, long-term debt was as follows:

(dollars in millions)	March 31, 2008	December 31, 2007
Senior Secured Term Loan due 2014	$1,400	$1,400
Senior Notes due 2008 (11.0%)	—	20
Senior Euro Notes due 2008 (10.75%)	—	5
Senior Notes due 2010 (11.5%)	13	13
Fair value adjustment on Senior Notes due 2010	—	(1)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (9.175%)	6	6
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	10	10
Floating Rate Senior Notes due 2015 (6.704%)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	275
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	68	69
Capital leases	40	41
	6,838	6,864
Less current portion	(7)	(32)
	$6,831	$6,832

On March 13, 2007, Level 3, as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan (“Senior Secured Term Loan due 2014”) to Level 3 Financing.  The term loan matures on March 13, 2014 and has an interest rate of LIBOR plus an applicable margin of 2.25% per annum.  The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest rate period and may elect different options with respect to different portions of the affected borrowing.  As of March 31, 2008, the interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 6.627% and the interest rate on the remaining $400 million of the Senior Secured Term Loan due 2014 was 5.14%.  As of December 31, 2007, the interest rate on the entire $1.4 billion of the Senior Secured Term Loan due 2014 was 7.493%.

2008 Debt Repayment

During March 2008, Level 3 Communications, Inc. repaid the remaining $20 million of outstanding 11% Senior Notes and $6 million (€4 million) of outstanding 10.75% Senior Euro Notes.

2007 Extinguishment of Debt

The following transactions resulted in the loss on extinguishment of debt during the first quarter of 2007:

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

In connection with the tender offers completed in the first quarter of 2007, Level 3 and Level 3 Financing, Inc. (“Level 3 Financing”), a wholly owned subsidiary of the Company, obtained consents to certain proposed amendments to the respective indentures governing the notes that are subject to the tender offer transactions described above to eliminate substantially all of the covenants, amend certain repurchase rights, certain discharge rights and certain events of default and related provisions contained in those indentures.

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

The fair value of the interest rate swap agreements was negative $79 million as of March 31, 2008. For the three months ended March 31, 2008, unrealized losses of $42 million were recorded on the interest rate swap agreements and are included in Other Comprehensive Income. The change in the fair value of the interest rate swap agreements is reflected in Other Comprehensive Income due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt.

Debt Maturities

The Company’s contractual obligations at March 31, 2008 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years of the following for the years ended December 31: last nine months of 2008—$6 million; 2009—$366 million; 2010—$971 million; 2011—$631 million; 2012—$337 million and thereafter—$4,519 million.

(10) Employee Benefit Plans

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(dollars in millions)	2008	2007

OSO	$4	$9
Restricted Stock	11	7
401(k) Match Expense	8	8
	$23	$24

The Company capitalized less than $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for each of the three month periods ended March 31, 2008 and 2007.

As of March 31, 2008, there were 15.6 million Outperform Stock Option (“OSO”) units outstanding and there were 9.9 million exercisable (“vested”) OSOs.  As of March 31, 2008, there were 20.2 million non vested restricted stock and restricted stock units.

(11) Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for uncertain tax positions. The Company’s liability for uncertain tax positions totaled $18 million at March 31, 2008 and December 31, 2007. During the first three months of 2008, the Company increased the liability for uncertain tax positions by $2 million to reflect liabilities for uncertain tax positions and decreased the liability by $2 million for matters settled during the period. All of these amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not currently expect the liability for uncertain tax positions will change significantly through December 31, 2008; however, actual changes in the liability for uncertain tax positions could be different than currently expected.

The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 1999 through 2001. On February 19, 2008, the IRS sent Level 3 a settlement offer that indicated no tax or interest would be due for tax years 1999 through 2001.  However, the calculation included in the settlement offer highlighted a potential liability in the amount of $1 million for tax year 1996 not identified by the IRS in its audit of the 1996 tax return. On March 21, 2008, Level 3 signed the settlement offer.  The settlement offer is now pending approval by the Joint Committee of Congress.  A resolution is expected in 2008. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company’s results of operations or cash flows.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations. The Company’s liability for uncertain tax positions includes approximately $10 million and $9 million of accrued interest and penalties at March 31, 2008 and December 31, 2007, respectively.

Included in the balance at March 31, 2008 and December 31, 2007, is $3 million of uncertain tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets and/or liabilities acquired and therefore, would not affect the annual effective income tax rate.

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

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated condensed statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges as reported in the consolidated statements of operations, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses in the consolidated statements of operations.

Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by Management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measures are especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors. Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

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

The data presented in the following tables includes information for the three months ended March 31, 2008 and 2007 for all statement of operations and cash flow information presented, and as of March 31, 2008 and December 31, 2007 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended March 31, 2008
Revenue:
North America	$989	$26	$—	$1,015
Europe	77	—	—	77
	$1,066	$26	$—	$1,092
Adjusted EBITDA:
North America	$181	$7	$(1)
Europe	24	—	—
	$205	$7	$(1)
Capital Expenditures:
North America	$101	$1	$—	$102
Europe	11	—	—	11
	$112	$1	$—	$113
Depreciation and Amortization:
North America	$219	$1	$—	$220
Europe	20	—	—	20
	$239	$1	$—	$240

Three Months Ended March 31, 2007
Revenue:
North America	$982	$19	$—	$1,001
Europe	55	—	—	55
	$1,037	$19	$—	$1,056
Adjusted EBITDA:
North America	$155	$2	$—
Europe	13	—	—
	$168	$2	$—
Capital Expenditures:
North America	$145	$—	$—	$145
Europe	10	—	—	10
	$155	$—	$—	$155
Depreciation and Amortization:
North America	$203	$1	$—	$204
Europe	17	—	—	17
	$220	$1	$—	$221

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Identifiable Assets
March 31, 2008
North America	$8,901	$125	$12	$9,038
Europe	981	—	—	981
	$9,882	$125	$12	$10,019
December 31, 2007
North America	$9,189	$115	$11	$9,315
Europe	930	—	—	930
	$10,119	$115	$11	$10,245

Long-Lived Assets (excluding Goodwill)
March 31, 2008
North America	$6,586	$76	$—	$6,662
Europe	860	—	—	860
	$7,446	$76	$—	$7,522
December 31, 2007
North America	$6,715	$75	$—	$6,790
Europe	818	—	—	818
	$7,533	$75	$—	$7,608
Goodwill
March 31, 2008
North America	$1,389	$—	$—	$1,389
Europe	34	—	—	34
	$1,423	$—	$—	$1,423
December 31, 2007
North America	$1,390	$—	$—	$1,390
Europe	31	—	—	31
	$1,421	$—	$—	$1,421

Communications revenue is grouped into three main categories: 1) Core Communications Services (including Core Network Services of transport and infrastructure services, IP and data services, non-wholesale voice services and Level 3 Vyvx services and Wholesale Voice Services of domestic and international voice termination and toll free services); 2) Other Communications Services (including managed modem and its related reciprocal compensation services); and 3) SBC Contract Services.

	Communications Services
	Core	Other	SBC Contract Services	Total
	(dollars in millions)

Communications Revenue
Three Months Ended March 31, 2008
North America	$881	$51	$57	$989
Europe	77	—	—	77
	$958	$51	$57	$1,066

Three Months Ended March 31, 2007
North America	$816	$83	$83	$982
Europe	54	1	—	55
	$870	$84	$83	$1,037

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom, but also includes France and Germany. Transoceanic revenue is allocated to Europe.

Level 3 operates under four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•      The Wholesale Markets Group services the communications needs of the largest national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

•      The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include medium and large businesses, local and regional carriers, state and local government entities, and higher education institutions.

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

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

Core Communications Revenue attributed to the customer facing groups is provided in the following table.

	Three Months Ended
	March 31,		March 31,
	2008		2007
(dollars in millions)	$	%	$	%
Wholesale Markets Group	$541	57%	$502	58%
Business Markets Group	240	25%	227	26%
Content Markets Group	100	10%	86	10%
European Markets Group	77	8%	55	6%
Total Core Communications Revenue	$958	100%	$870	100%

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(187)	$6	$—
Income Tax Provision	2	—	1
Total Other (Income) Expense	128	—	(2)
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	239	1	—
Non-Cash Compensation Expense	23	—	—
Adjusted EBITDA	$205	$7	$(1)

Three Months Ended March 31, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(647)	$—	$—
Income Tax Provision	1	1	—
Total Other (Income) Expense	570	—	—
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	220	1	—
Non-Cash Compensation Expense	24	—	—
Adjusted EBITDA	$168	$2	$—

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2008, Level 3 had outstanding letters of credit of approximately $34 million, which are collateralized by cash and which are reflected on the consolidated balance sheet as restricted cash.

(14) Condensed Consolidating Financial Information

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

In conjunction with the registration of the 10.75% Senior Notes due 2011, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013, 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-alone basis.

Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 and 2007 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

The Condensed Consolidating Balance Sheet as of December 31, 2007 has been reclassified within the Level 3 Financing Inc. entity and Other Subsidiaries, to reflect the transfer between entities of the $37 million interest rate swap liability and to reclassify the liability from Other Assets, net to Other Liabilities. These changes did not have any impact on the Level 3 Consolidated Balance Sheet as of December 31, 2007 or effect the financial results for the year ended December 31, 2007.

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$413	$—	$730	$(51)	$1,092
Costs and Expenses:
Cost of Revenue	—	—	169	—	354	(48)	475
Depreciation and Amortization	—	—	90	—	150	—	240
Selling, General and Administrative	1	—	347	—	77	(3)	422
Restructuring and Impairment Charges	—	—	7	—	—	—	7
Total Costs and Expenses	1	—	613	—	581	(51)	1,144
Operating Income (Loss)	(1)	—	(200)	—	149	—	(52)

Other Income (Loss), net:
Interest Income	—	—	4	—	2	—	6
Interest Expense	(40)	(93)	—	—	(2)	—	(135)

Interest Income (Expense) Affiliates, net	203	273	(489)	—	13	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(340)	(520)	113	—	—	747	—
Other Income (Expense)	(3)	—	2	—	4	—	3
Other Income (Loss)	(180)	(340)	(370)	—	17	747	(126)

Income (Loss) Before Income Taxes	(181)	(340)	(570)	—	166	747	(178)

Income Tax (Expense) Benefit	—	—	(1)	—	(2)	—	(3)
Net Income (Loss)	$(181)	$(340)	$(571)	$—	$164	$747	$(181)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$354	$27	$739	$(64)	$1,056
Costs and Expenses:
Cost of Revenue	—	—	134	—	367	(35)	466
Depreciation and Amortization	—	—	81	—	140	—	221
Selling, General and Administrative	2	—	320	27	120	(29)	440
Restructuring and Impairment Charges	—	—	4	—	—	—	4
Total Costs and Expenses	2	—	539	27	627	(64)	1,131
Operating Income (Loss)	(2)	—	(185)	—	112	—	(75)

Other Income (Loss), net:
Interest Income	1	—	17	—	3	—	21
Interest Expense	(83)	(79)	—	—	(3)	—	(165)

Interest Income (Expense) Affiliates, net	212	225	(452)	—	15	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(376)	(494)	88	—	—	782	—
Other Income (Expense)	(399)	(28)	2	—	(1)	—	(426)
Other Income (Loss)	(645)	(376)	(345)	—	14	782	(570)

Income (Loss) Before Income Taxes	(647)	(376)	(530)	—	126	782	(645)

Income Tax (Expense) Benefit	—	—	—	—	(2)	—	(2)
Net Income (Loss)	$(647)	$(376)	$(530)	$—	$124	$782	$(647)

Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007 follow:

Condensed Consolidating Balance Sheets

March 31, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communi- cations, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$417	$—	$89	$—	$533
Marketable securities	7	—	—	—	—	—	7
Restricted cash and securities	—	—	4	—	4	—	8
Accounts receivable, net	—	—	90	—	326	—	416
Due from (to) affiliates	10,732	8,713	(20,988)	19	1,524	—	—
Other	7	8	46	—	49	—	110
Total Current Assets	10,746	8,748	(20,431)	19	1,992	—	1,074
Property, Plant and Equipment, net	—	—	3,230	—	3,386	—	6,616
Restricted Cash and Securities	18	—	25	—	76	—	119
Goodwill and Other Intangibles, net	—	—	146	—	1,933	—	2,079
Investment in Subsidiaries	(7,259)	(11,716)	4,168	—	—	14,807	—
Other Assets, net	14	83	16	—	18	—	131

Total Assets	$3,519	$(2,885)	$(12,846)	$19	$7,405	$14,807	$10,019

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$148	$—	$198	$—	$346
Current portion of long-term debt	—	—	—	1	6	—	7
Accrued payroll and employee benefits	1	—	66	—	6	—	73
Accrued interest	37	78	—	—	—	—	115
Deferred revenue	—	—	90	—	71	—	161
Other	—	—	56	—	73	—	129
Total Current Liabilities	38	78	360	1	354	—	831

Long-Term Debt, less current portion	2,511	4,217	—	20	83	—	6,831
Deferred Revenue	—	—	635	—	122	—	757
Other Liabilities	32	79	215	—	336	—	662
Stockholders’ Equity (Deficit)	938	(7,259)	(14,056)	(2)	6,510	14,807	938

Total Liabilities and Stockholders’ Equity (Deficit)	$3,519	$(2,885)	$(12,846)	$19	$7,405	$14,807	$10,019

Condensed Consolidating Balance Sheets

December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communi- cations, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$588	$—	$99	$—	$714
Marketable securities	8	—	—	—	1	—	9
Restricted cash and securities	—	—	7	—	3	—	10
Accounts receivable, net	—	—	80	—	315	—	395
Due from (to) affiliates	10,575	8,549	(20,897)	20	1,753	—	—
Other	7	8	32	—	41	—	88
Total Current Assets	10,590	8,584	(20,190)	20	2,212	—	1,216
Property, Plant and Equipment, net	—	—	3,256	—	3,413	—	6,669
Restricted Cash and Securities	18	—	24	—	75	—	117
Goodwill and Other Intangibles, net	—	—	151	—	1,950	—	2,101
Investment in Subsidiaries	(6,951)	(11,270)	4,481	—	—	13,740	—
Other Assets, net	16	84	17	—	25	—	142

Total Assets	$3,673	$(2,602)	$(12,261)	$20	$7,675	$13,740	$10,245

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$170	$—	$226	$—	$396
Current portion of long-term debt	25	—	—	1	6	—	32
Accrued payroll and employee benefits	—	—	88	—	9	—	97
Accrued interest	33	95	—	—	—	—	128
Deferred revenue	—	—	91	—	75	—	166
Other	—	—	42	—	97	—	139
Total Current Liabilities	58	95	391	1	413	—	958

Long-Term Debt, less current portion	2,511	4,217	—	20	84	—	6,832
Deferred Revenue	—	—	644	—	119	—	763
Other Liabilities	34	37	213	—	338	—	622
Stockholders’ Equity (Deficit)	1,070	(6,951)	(13,509)	(1)	6,721	13,740	1,070

Total Liabilities and Stockholders’ Equity (Deficit)	$3,673	$(2,602)	$(12,261)	$20	$7,675	$13,740	$10,245

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and 2007 follow:

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(37)	$(108)	$(126)	$—	$224	$—	$(47)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(29)	—	(84)	—	(113)
Decrease (increase) in restricted cash and securities	—	—	2	—	(2)	—	—
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	—	—	(26)	—	(85)	—	(111)

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion and refinancing costs	(26)	—	—	—	—	—	(26)
Increase (decrease) due from affiliates, net	63	108	(21)	—	(150)	—	—
Net Cash Provided by (Used in) Financing Activities	37	108	(21)	—	(150)	—	(26)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	1	—	3
Net Change in Cash and Cash Equivalents	—	—	(171)	—	(10)	—	(181)

Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$—	$27	$417	$—	$89	$—	$533

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(133)	$(59)	$(67)	$(7)	$173	$—	$(93)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	45	—	280
Decrease (increase) in restricted cash and securities	—	—	6	—	10	—	16
Capital expenditures	—	—	(61)	—	(94)	—	(155)
Acquisitions, net of cash acquired	—	—	(883)	—	257	—	(626)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	235	—	(937)	—	219	—	(483)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,362	—	—	—	—	2,362
Payments on long-term debt, including current portion and refinancing costs	(1,618)	(887)	—	—	(106)	—	(2,611)
Proceeds from warrants and stock-based equity plans	23	—	—	—	—	—	23
Increase (decrease) due from affiliates, net	1,493	(1,424)	186	7	(262)	—	—
Net Cash Provided by (Used in) Financing Activities	(102)	51	186	7	(368)	—	(226)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	3	—	5
Net Change in Cash and Cash Equivalents	—	(8)	(816)	—	27	—	(797)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$15	$4	$776	$—	$89	$—	$884

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission and Item 1A in this Form 10-Q.

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

The Company separates its communication services revenue into three categories:

•                  Core Communications Services

•                  Other Communications Services

•                  SBC Contract Services

Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services, including the Company’s mature managed modem business and its related reciprocal compensation. Core Communications Services includes revenue from Core Network Services and Wholesale Voice Services.  Core Network Services aggregates revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx video and advertising distribution services. Wholesale Voice Services aggregates domestic voice termination, international voice termination and toll free services.  Other Communications Services includes revenue from managed modem and related reciprocal compensation services. SBC Contract Services includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

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

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.  This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings.  VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email. The Company believes that one of the largest sources of future incremental demand for the Company’s Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet.  Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. This market is currently characterized by significant price compression and very high levels of unit growth rates, resulting in growth in absolute revenue. The Company experienced price compression in the high-speed IP market of over 30% and expects that its pricing for high-speed IP services will continue to decline in 2008 at similar rates.

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

The Company’s Core Network Services includes local and enterprise voice services.  Local voice services are primarily components that enable other service providers to deliver business or consumer-ready voice products to their end customers.  Enterprise voice services are business-grade voice services that the company sells directly to its business customers.

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

On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC (“Vyvx Ads”) to DG FastChannel, Inc. for $129 million in cash.  The sale is expected to close in the second quarter of 2008.  Revenue from the Vyvx Ads business totaled approximately $9 million and $8 million for the three months ended March 31, 2008 and 2007, respectively.  The results of operations for the Vyvx Ads business are included in continuing operations from when it was acquired as part of the WilTel transaction in December 2005.  The pending disposal of the Vyvx Ads business does not meet the criteria under SFAS No. 144 for presentation as discontinued operations due to the fact that the business is not a reporting unit of the Company as that term is defined in SFAS No. 144.

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network (“CDN”) services business (“CDN Business”), which it purchased in January 2007 from SAVVIS, Inc. for $133 million in cash (including transaction costs), and the acquisition of Dublin, Ireland based Servecast Ltd., which it purchased in July 2007 for approximately $46 million in cash (including transaction costs). The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property.  In early 2007 Level 3 embarked on a strategy to refine its capabilities to address the communications needs of those organizations that produce the content that individuals want to view over the Internet.  This service offering includes high speed IP services, colocation services and services that cost effectively distribute the content that is produced for consumption over the Internet.  Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

The Company offers Wholesale Voice Services that target large and existing markets. The revenue potential for Wholesale Voice Services is large; however, the revenue and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for Wholesale Voice Services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem and related reciprocal compensation services.  The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, has been implementing a strategic change in its approach to its dial-up internet access business over the past 24 months that has accelerated the loss of its dial-up subscribers. During 2007, America Online’s strategy accelerated the decline in managed modem revenue and is expected to contribute to further declines in managed modem revenue in 2008. The declines in managed modem revenue from America Online have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in 2007. Level 3 believes that the low-cost structure of its network will enable it to compete aggressively for new business in the declining, but still significant, managed modem market.

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

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition. SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized approximately $57 million and $83 million of revenue under the SBC Contract Services Agreement during the three months ended March 31, 2008 and 2007, respectively. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009 and stipulates that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC’s purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of March 31, 2008, SBC had satisfied $60 million of the $75 million gross margin purchase commitment. Level 3 expects that based on SBC’s current level of spending, SBC will satisfy the remaining $15 million of gross margin purchase commitment in the second quarter of 2008.

Additionally, the SBC Contract Services Agreement provided for the payment of $25 million from SBC if certain performance criteria were met by Level 3 during 2007. The Company met the performance criteria in 2007 under the agreement. During the first three months of 2007, the Company recorded revenue under the agreement of $3 million. The performance-based incentive provisions under the SBC Contract Services Agreement ended in the fourth quarter of 2007.  The Company will not earn performance-based incentives under this agreement in 2008.

Level 3’s management continues to review all of the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business segments or service offerings are not considered to be compatible with the delivery of the Company’s services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services.

The Company is focusing its attention on the following operational objectives:

•                  increasing sales and installations to rates that match customer demand;

•                  achieving sustainable generation of free cash flow;

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

The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must quickly identify synergies and integrate the networks and support organizations, while maintaining the service quality levels expected by customers in order to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses will depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

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

This increase in service activation cycle time had a negative effect on the Company’s service installation intervals and the rate of Core Communications Services revenue growth during 2007. During this same period, the Company also experienced challenges in its service management processes that resulted in longer response times to resolve customer’s network service issues. As a result of consolidating key operational functions and organizations as part of the integration effort, the Company’s operating environment became more complex in the first half of 2007.

During the second and third quarters of 2007, the Company implemented certain process and organizational changes that were expected to improve service activation times and allow it to achieve its previously forecasted revenue and Adjusted EBITDA growth. However, these changes were not adequate to address the breadth of the problems encountered during the third quarter. As a result of these service activation and service management issues, the growth in Communications Services Revenue and Adjusted EBITDA was lower than originally expected for the full year 2007.

The Company has taken steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company saw improvements in its service management during the fourth quarter of 2007 and the first quarter of 2008.  Additionally, the Company believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts which have and are expected to further address the service activation and service management issues of systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed in the fourth quarter of 2007 and first quarter of 2008 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008.

Level 3 has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to increasingly terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage. The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the  Company’s national and international networks. This metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy, and as a result of the acquisition of TelCove in 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its Business Markets Group described in more detail below. With the acquisition of the CDN Business in January 2007 and Servecast in July 2007, Level 3 embarked on a strategy to expand its content delivery services in both the United States and Europe.

The anticipated change in the composition of the Company’s revenue will require the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services and SBC Contract Services.

Level 3 operates under four customer-facing groups which better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of the largest national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include medium and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia.

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

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers.  Each group is supported by dedicated employees in sales and marketing.  Each of the groups is also supported by centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

Core Communications Revenue attributed to the customer facing groups is provided in the following table.

	Three Months Ended
	March 31,		March 31,
	2008		2007
(dollars in millions)	$	%	$	%
Wholesale Markets Group	$541	57%	$502	58%
Business Markets Group	240	25%	227	26%
Content Markets Group	100	10%	86	10%
European Markets Group	77	8%	55	6%
Total Core Communications Revenue	$958	100%	$870	100%

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2007 appropriately present, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference. The following summarizes recently issued accounting pronouncements and the impact or expected impact to the Company’s accounting and disclosure.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, the adoption of SFAS No. 159 did not have an effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interest at fair value at the acquisition date; and (4) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”).  FSP APB 14-a requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.  FSP APB 14-a applies to certain of the Company’s convertible debt.  FSP APB 14-a is effective for Level 3 beginning on January 1, 2009 and will be applied retrospectively to all periods that will be presented in the Company’s consolidated financial statements for the year ending December 31, 2009. Although the Company is continuing to evaluate the impact of FSP APB 14-a, it is expected that the adoption of FSP APB 14-a will significantly increase its non-cash interest expense and reduce basic and diluted earnings per share.

Results of Operations for the Three Months Ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,	Change
(dollars in millions)	2008	2007	%

Revenue:
Communications	$1,066	$1,037	3%
Coal mining	26	19	37%
Total revenue	1,092	1,056	3%

Costs and Expenses:
Cost of revenue: (exclusive of depreciation and amortization shown separately below)
Communications	459	450	2%
Coal mining	16	16	—
Cost of revenue	475	466	2%

Depreciation and amortization	240	221	9%
Selling, general and administrative	422	440	(4)%
Restructuring and non-cash impairment charges	7	4	75%
Total costs and expenses	1,144	1,131	1%

Operating Loss	(52)	(75)	31%

Other Income (Expense):
Interest income	6	21	(71)%
Interest expense	(135)	(165)	18%
Loss on extinguishment of debt, net	—	(427)	100%
Other, net	3	1	200%
Total other income (expense)	(126)	(570)	78%

Loss from Operations Before Income Taxes	(178)	(645)	72%
Income Tax Expense	(3)	(2)	(50)%
Net Loss	$(181)	$(647)	72%

Communications revenue is separated into three categories:

•                  Core Communications Services (including Core Network Services of transport and infrastructure services, IP and data services, non-wholesale voice services and Level 3 Vyvx services and Wholesale Voice Services of domestic and international voice termination and toll free services);

•                  Other Communications Services (including managed modem and its related reciprocal compensation services); and

•                  SBC Contract Services.

Communications revenue attributable to these service categories is provided in the following table:

	Three Months Ended
	March 31,	March 31,	Change
(dollars in millions)	2008	2007	%

Core Communications Services :
Core Network Services	$774	$720	8%
Wholesale Voice Services	184	150	23%
	958	870	10%

Other Communications Services	51	84	(39)%

SBC Contract Services	57	83	(31)%

Total Communications Revenue	$1,066	$1,037	3%

Communications Revenue for the Three Months Ended March 31, 2008 and 2007:

The 10% increase in Core Communications Services revenue in the first quarter of 2008 compared to the first quarter of 2007 is due to a combination of growth in the Company’s Core Network Services and Wholesale Voice Services.  The Company experienced growth across several products, including transport, colocation, data, IP, local voice and Vyvx services within Core Network  Services. An increase in demand for transport services in the financial, carrier, cable, wireless and megacontent market segments for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in the first quarter of 2008 compared to the same period last year.  IP and data revenue increased in 2008 as a result of growth in billable traffic, especially for video to wireless devices, which exceeded reductions in unit prices.  Vyvx broadcast revenue increased primarily as a result of the proliferation of high definition sports, news and entertainment programming.

The increase in Wholesale Voice Services revenue is attributable to an increase in voice termination, toll free and international voice services.  The growth in voice termination revenue is primarily attributable to an increase in demand from the cable and wireless segments.  Toll free revenue increased primarily due to higher traffic attributable to conferencing customers. The continued adoption of VoIP services resulted in an increase in demand at the retail sector and an increase in international voice termination revenue. The Company continues to concentrate its sales efforts on maintaining margins approaching 30% for these products.  As a result the Company may experience some volatility in revenue as a result of this strategy.

The Company has taken steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company saw improvements in its service management during the fourth quarter of 2007 and the first quarter of 2008.  Additionally, the Company believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.  The Company currently believes that as a result of these actions, Core Communications Services revenue will grow between 8% and 13% in 2008.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts which have and are expected to further address the service activation and service management issues of systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed in the fourth quarter of 2007 and first quarter of 2008 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008.

Other Communications Revenue declined 39% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Managed modem revenue declined in the first quarter of 2008 compared to the same period in 2007 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. This change has resulted in a decline in the demand for managed modem ports.  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue, as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. The declines in managed modem revenue from America Online were partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in 2007. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the first quarter of 2008 compared to the first quarter of 2007 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company’s interconnection agreements provided rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with its local carriers. As a result of the Company’s acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

SBC Contract Services revenue decreased 31% to $57 million in the first quarter of 2008 compared to the first quarter of 2007 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. SBC fully satisfied the $335 million gross margin purchase commitment for the period from December 2005 through December 2007 during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC’s purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of March 31, 2008, SBC had satisfied $60 million of the $75 million gross margin purchase commitment. Level 3 expects that, based on SBC’s current level of spending, the remaining $15 million of gross margin purchase commitment will be satisfied by SBC in the second quarter of 2008.

Additionally, the SBC Contract Services Agreement provided for the payment of $25 million from SBC if certain performance criteria were met by Level 3 during 2007. The Company met the performance criteria in 2007 under the agreement. During the first three months of 2007, the Company recorded revenue under the agreement of $3 million for the three months ended March 31, 2007. Level 3 will not earn performance-based incentives in 2008 under the SBC Contract Services Agreement.

Coal mining revenue increased 37% to $26 million in the first quarter of 2008 compared to the first quarter of 2007.  The increase in coal revenue is primarily attributable to the amendment of a long-term supply contract which enabled a customer to buyout future coal purchase commitments with the Company.  The Company does not have any further obligations with respect to future coal commitments under the amendment, and therefore recognized the settlement as revenue in the first quarter of 2008.

Cost of Revenue for the communications business, as a percentage of revenue, for the first quarter of 2008 and the first quarter of 2007 was 43.1% and 43.4%, respectively.  The slight decrease in first quarter cost of revenue, as a percentage of revenue, is primarily attributable to the synergies derived from acquired companies.  During 2007 and the first part of 2008, the Company was able to eliminate the costs associated with duplicate circuits serving the same markets. Also contributing to the decrease in first quarter 2008 cost of revenue, as a percentage of revenue, is the continued decrease in SBC Contract Services revenue from the first quarter of 2007 to the first quarter of 2008. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue.  Partially offsetting these variances was the increase in Wholesale Voice revenue as a percentage of total revenue and the reduction in higher margin Other Communications Services revenue.  The margins for Wholesale Voice revenue are approximately 30% versus the 80% margins earned for Core Network Services revenue.

Coal mining cost of revenue, as a percentage of revenue, decreased to 62% for the first quarter of 2008 compared to 85% in the first quarter of 2007.  The decrease in first quarter 2008 cost of revenue, as a percentage of revenue, was primarily due to the buyout by a coal customer of future coal purchase commitments resulting in revenue with no associated costs.

Depreciation and Amortization expense increased 9% to $240 million for the first quarter of 2008 compared to the first quarter of 2007. The increase is primarily attributable to the increased depreciation expense related to capital asset projects placed in service late in 2007 and early 2008 and increased capital expenditures during 2007 from acquisition activity outpacing the reduction in depreciation from fully depreciated assets.

The Company expects depreciation and amortization expense to decrease in 2008 to a range of $900 million to $940 million primarily due to reduced depreciation and amortization expense associated with shorter-lived tangible and intangible communications assets that were placed in service in prior years that are expected to become fully depreciated or amortized in 2008 and reduced amortization expense on intangible assets as a result of the useful lives changes and valuation changes made in 2007.  These decreases are expected to be partially offset by increased depreciation expense on incremental capital expenditures.

Selling, General and Administrative expenses decreased 4% to $422 million in the first quarter of 2008 compared to the first quarter of 2007. This decrease is primarily attributable to the synergy savings that have been achieved as a result of acquisition integration efforts. Specifically, decreases in compensation and bonus, network related costs and facilities-based expenses all contributed to the decrease in selling, general and administrative expenses in the first quarter of 2008.  Included in selling, general and administrative expenses for the first quarter of 2008 and 2007 were $23 million and $24 million, respectively, of non-cash compensation expenses related to grants of outperform stock options and other stock-based compensation awards.

The Company expects selling, general and administrative expenses to decrease in 2008 on an overall basis compared to 2007 as a result of reduced integration costs, reductions in headcount related to restructuring activities and expected business process and system efficiencies partially offset by an increase in incentive-based compensation.

Restructuring Charges increased 75% to $7 million in the first quarter of 2008 compared to the same period in 2007. The Company recognized severance charges of $7 million in the first quarter of 2008 and $4 million in the same period of 2007, related to workforce reductions in the communications business in North America.  The workforce reductions completed in both periods were primarily related to the integration of companies acquired by Level 3 in 2006 and January 2007. As of March 31, 2008, the Company had remaining obligations of approximately $1 million.

The Company expects to continue to record restructuring charges in 2008 in connection with the continued integration of businesses acquired in 2006 and 2007 and as a result of the deployment of improved business processes and systems during 2008 that should result in a reduced headcount level.

The Company continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communication assets deployed along its intercity and metro networks and in its gateway facilities. It is possible that assets may be identified as impaired and impairment charges may be recorded to reflect the realizable value of these assets in future periods.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges as reported in the consolidated statements of operations, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by Management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measures are especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors. Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

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

Adjusted EBITDA for the communications business was $205 million and $168 million for the first quarter of 2008 and 2007, respectively. The increase is primarily attributable to the growth in the Company’s Core Communications Services revenue and the benefits of operating expense reductions from integration activities in 2007 and the first quarter of 2008, partially offset by declines in Other Communications Services revenue, SBC Contract Services revenue and restructuring costs of integration incurred during the first quarter of 2008 as compared to the first quarter of 2007.

The Company continues to expect Adjusted EBITDA to increase in 2008 compared to 2007 to a range of $950 million to $1.1 billion.  The expected increase in Adjusted EBITDA is based on continued growth in Core Communications Services revenue, expected improvements in service delivery times, and the benefit of synergies in cost of revenue and selling, general and administrative expenses realized from integration activities.

Interest Income decreased 71% to $6 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease in interest income was due primarily to a decrease in the average invested cash balance and a decrease in the average return on the portfolio. The Company’s average return on its portfolio decreased to 2.9% in the first quarter of 2008 compared to 5.0% in the first quarter of 2007. The average portfolio balance decreased to $747 million in the first quarter of 2008 compared to $1.6 billion in first quarter of 2007.

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

Interest Expense decreased 18% to $135 million in the first quarter of 2008 compared to the first quarter of 2007. Interest expense decreased primarily as a result of the refinancing activities that were completed by the Company in the first quarter of 2007. The overall reduction in interest expense is the net result of the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchases transactions:

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

The increase in interest expense from debt issuances described above was more than offset by the following debt for equity exchanges, debt redemptions and debt repurchases completed during the first quarter of 2007:

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

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Level 3 expects quarterly interest expense in 2008 to be $132 million per quarter based on current outstanding debt balances as of March 31, 2008.  Level 3 expects to refinance approximately $900 million of the debt due in 2010 in advance its maturity in 2010.

Loss on Extinguishment of Debt was zero for the first quarter of 2008 compared to $427 million for the first quarter of 2007.  The loss on extinguishment of debt for the first quarter of 2007 consisted of the following:

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

•                  $54 million loss recognized on the redemption of $722 million of outstanding debt consisting of the following debt transactions:

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

The Company expects to enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net was $3 million in the first quarter of 2008 and $1 million in the first quarter of 2007. Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $3 million and $2 million for the first quarter of 2008 and 2007, respectively.

Financial Condition—March 31, 2008

Cash flows used in operating, investing and financing activities for the three months ended March 31, 2008 and 2007, respectively are summarized as follows (dollars in millions):

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2008	2007	Change

Net Cash Used in Operating Activities	$(47)	$(93)	$46
Net Cash Used in Investing Activities	(111)	(483)	372
Net Cash Used in Financing Activities	(26)	(226)	200
Effect of Exchange Rates on Cash	3	5	(2)
Net Change in Cash and Cash Equivalents	$(181)	$(797)	$616

Operating Activities

Cash flows used in operating activities decreased $46 million for the three months ended March 31, 2008 compared to the same period in 2007. The improvement in cash flows from operating activities was primarily due to an increase in Adjusted EBITDA and lower interest payments, partially offset by unfavorable fluctuations in working capital balances which resulted in an incremental use of cash of $45 million for working capital items compared to the same period in 2007. The increase in cash used for working capital items is primarily due to the changes in accounts payable and deferred revenue partially offset by changes in accounts receivable and other current liabilities.

Investing Activities

Cash used in investing activities decreased by $372 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in cash used in investing activities was primarily due to the fact that the three months ended March 31, 2007 included cash disbursements totaling $626 million related to the purchase of Broadwing and CDN businesses in January 2007.  Also in 2007, the Company received $280 million from the maturity of marketable securities and $16 million from a decrease in the balance of restricted securities.   Capital expenditures declined from $155 million for the three months ended March 31, 2007 to $113 million for the three months ended March 31, 2008.  The decline is primarily attributable to a reduction in integration related capital for the communications business.

Financing Activities

Cash used in financing activities decreased $200 million to a $26 million use of cash in the three months ended March 31, 2008 compared to the same period in 2007.  In 2008, the Company repaid the final amounts due under the 11% Senior Notes and 10.75% Senior Euro Notes of $26 million.  For the three months ended March 31, 2007, cash flows from financing activities include $2.362 billion of net proceeds from the issuance of the Floating Rate Senior Notes due 2015, the 8.75% Senior Notes due 2017 and the Senior Secured Credit Facility due 2014.  The Company used proceeds from these offerings along with cash on hand to retire or refinance approximately $2.497 billion aggregate principal amount of debt. Total cash consideration paid to retire or refinance this debt was $2.611 billion.  Financing activities for the three months ended March 31, 2007 also include proceeds of $23 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments.

Liquidity and Capital Resources

The Company incurred net losses of $181 million for the three months ended March 31, 2008 and used $47 million and $113 million of cash for operating activities and capital expenditures, respectively.  This compares to net losses of $647 million, $93 million of cash used in operating activities and $155 million of cash used for capital expenditures for the three months ended March 31, 2007. The Company expects that cash provided by operating activities will closely approximate cash used for capital expenditures for the last nine months of 2008 as Core Communications Services revenue is expected to moderately increase and the Company realizes additional benefits from cost of revenue and operating expense synergies from prior period acquisitions.  The Company expects that the communications business will generate positive cash flow from operations net of capital expenditures for the full year 2009.

For the remainder of 2008, the Company expects its costs will continue to exceed revenue primarily due to depreciation and amortization expenses as well as interest costs. The Company expects Adjusted EBITDA to improve in 2008 to a range of $950 million to $1.1 billion primarily as a result of a full year of benefit from the integration related synergies associated with the acquisitions completed in 2006 and 2007, as well as moderate growth in Core Communications Services revenue that is expected to be partially offset by reductions in Other Communications Services and SBC Contract Services revenue. Interest payments are expected to be slightly lower than the $545 million made in 2007 based on current debt outstanding and the financing and other capital markets transactions completed in 2007. Capital expenditures for 2008 are expected to be in the range of 12% to 14% of revenue and significantly lower than the $633 million incurred in 2007 due to much lower integration-related capital expenditures.  The Company expects to spend approximately $150 million to $200 million for base capital expenditures (estimated capital required to keep the network operating efficiently and product development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue.  The Company does not have any significant principal amounts due on its outstanding debt until September 2010. As of March 31, 2008, the Company had debt of $6 million and $366 million that matures in 2008 and 2009, respectively.

Level 3 had $540 million of cash, cash equivalents and marketable securities on hand at March 31, 2008. In addition, $127 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

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

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.  On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the advertising distribution business of Vyvx, LLC (“Vyvx Ads”) to DG FastChannel, Inc. for $129 million in cash.  The sale is expected to close in the second quarter of 2008.  Revenue from the Vyvx Ads business totaled approximately $9 million and $8 million for the three months ended March 31, 2008 and 2007, respectively.  The results of operations for the Vyvx Ads business are included in continuing operations from the date it was acquired as part of the WilTel transaction in December 2005.

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

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2008, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2008, was approximately 6.30%.

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

The remaining variable rate debt has a weighted average interest rate of 5.84% at March 31, 2008, and a hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.84%) would increase annual interest expense of the Company by approximately $7.0 million. At March 31, 2008, the Company had $5.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.83%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

The Company’s business plan includes operating telecommunications network businesses in Europe. As of March 31, 2008, the Company had invested significant amounts of capital in the region for its communications business. The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.                                   Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2007, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2007, have not materially changed other than as set forth below.

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

•                  a substantial portion of its cash flow will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $165 million for the three months ended March 31, 2008. Level 3 had deficiencies of earnings to cover fixed charges of $1.068 billion for the fiscal year ended December 31, 2007, $720 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, and $681 million for the fiscal year 2003.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of March 31, 2008, Level 3 had an aggregate of approximately $6.838 billion of long-term debt on a consolidated basis and including current maturities, and approximately $938 million of stockholders’ equity.

Level 3’s ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, Level 3 may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot be sure that it will be able to refinance its debt or raise additional capital on acceptable terms.

Level 3 may be unable to hire and retain sufficient qualified personnel; the loss of any of its key executive officers could adversely affect its business.

Level 3 believes that its future success will depend in large part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Level 3 has experienced significant competition in attracting and retaining personnel who possess the skills that Level 3 is seeking. As a result of this significant competition, Level 3 may experience a shortage of qualified personnel.

Level 3’s businesses are managed by a small number of key executive officers, including James Q. Crowe, Chief Executive Officer. The loss of any of these key executive officers could have a material adverse effect on Level 3’s business.

Item 6.    Exhibits

10	Form of Amended and Restated Deferred Issuance Stock Agreement

12	Statements Re Computation of Ratios

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 12, 2008	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer