Form 10-Q
period 2008-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2008-08-11
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of each class of the issuer’s common stock, as of July 31, 2008:

Common Stock:  1,558,663,121 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2008	2007	2008	2007

Revenue:
Communications	$1,072	$1,035	$2,138	$2,072
Coal mining	18	17	44	36
Total revenue	1,090	1,052	2,182	2,108

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	442	437	901	887
Coal mining	18	17	34	33
Total cost of revenue	460	454	935	920

Depreciation and amortization	234	247	474	468
Selling, general and administrative	395	428	817	868
Restructuring and impairment charges	4	2	11	6
Total costs and expenses	1,093	1,131	2,237	2,262
Operating Loss	(3)	(79)	(55)	(154)

Other Income (Expense):
Interest income	3	12	9	33
Interest expense	(132)	(138)	(267)	(303)
Gain on sale of business group, net	96	—	96	—
Loss on early extinguishment of debt	—	—	—	(427)
Other, net	4	3	7	4
Total other income (expense)	(29)	(123)	(155)	(693)
Loss Before Income Taxes	(32)	(202)	(210)	(847)

Income Tax (Expense) Benefit	(1)	—	(4)	(2)
Net Loss	$(33)	$(202)	$(214)	$(849)

Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Loss Per Share (in thousands)	1,552,778	1,529,614	1,547,325	1,499,555

Loss Per Share of Common Stock:
Basic and Diluted	$(0.02)	$(0.13)	$(0.14)	$(0.57)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in millions, except per share data)	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$661	$714
Marketable securities	5	9
Restricted cash and securities	5	10
Receivables, less allowances of $20	427	404
Other	119	88
Total Current Assets	1,217	1,225

Property, Plant and Equipment, net	6,507	6,669
Restricted Cash and Securities	119	117
Goodwill	1,423	1,421
Other Intangibles, net	608	680
Other Assets, net	125	142
Total Assets	$9,999	$10,254

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$323	$396
Current portion of long-term debt	6	32
Accrued payroll and employee benefits	85	97
Accrued interest	118	128
Current portion of deferred revenue	178	175
Other	126	144
Total Current Liabilities	836	972

Long-Term Debt, less current portion	6,829	6,832
Deferred Revenue, less current portion	754	763
Other Liabilities	612	617
Total Liabilities	9,031	9,184

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,554,969,527 issued and outstanding at June 30, 2008 and 1,537,862,685 issued and outstanding at December 31, 2007	16	15
Additional paid-in capital	11,066	11,004
Accumulated other comprehensive income	153	104
Accumulated deficit	(10,267)	(10,053)
Total Stockholders’ Equity	968	1,070
Total Liabilities and Stockholders’ Equity	$9,999	$10,254

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2008	2007

Cash Flows from Operating Activities:
Net loss	$(214)	$(849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	474	468
Gain on sale of property, plant and equipment and other assets	(1)	(2)
Gain on sale of business group, net	(96)	—
Loss on debt extinguishment	—	427
Non-cash compensation expense attributable to stock awards	43	48
Non-cash impairment expenses	—	1
Amortization of debt issuance costs	8	8
Accreted interest on long-term debt discount	—	15
Accrued interest on long-term debt	(11)	(9)
Change in working capital items net of amounts acquired:
Receivables	(22)	(42)
Other current assets	(32)	(26)
Payables	(77)	(79)
Deferred revenue	(10)	41
Other current liabilities	(5)	(68)
Other, net	6	3
Net Cash Provided by (Used in) Operating Activities	63	(64)

Cash Flows from Investing Activities:
Capital expenditures	(219)	(325)
Proceeds from sale of business group, net	123	—
Proceeds from sale of property, plant and equipment, and other assets	2	2
Proceeds from sales and maturities of marketable securities	—	288
Decrease in restricted cash and securities, net	2	13
Acquisitions, net of cash acquired	—	(622)
Net Cash Used in Investing Activities	(92)	(644)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2008	2007

Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	$(28)	$(2,615)
Long-term debt borrowings, net of issuance costs	—	2,352
Proceeds from warrants and stock-based equity plans	—	24
Net Cash Used in Financing Activities	(28)	(239)

Effect of Exchange Rates on Cash and Cash Equivalents	4	5

Net Change in Cash and Cash Equivalents	(53)	(942)

Cash and Cash Equivalents at Beginning of Period	714	1,681

Cash and Cash Equivalents at End of Period	$661	$739

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$270	$289
Income taxes paid	3	1

Noncash Investing and Financing Activities:
Common stock issued for acquisition	$—	$692
Equity issued to retire debt	—	879
Long-term debt retired by conversion to equity	—	702

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at December 31, 2007	$15	$11,004	$104	$(10,053)	$1,070

Common Stock:
Stock plan grants	1	45	—	—	46
401(k) plan	—	17	—	—	17
Net Loss	—	—	—	(214)	(214)
Other Comprehensive Income	—	—	49	—	49

Balances at June 30, 2008	$16	$11,066	$153	$(10,267)	$968

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007

Net Loss	$(33)	$(202)	$(214)	$(849)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency	(1)	12	50	76
Unrealized holding gain (loss) on available-for-sale investment	(2)	58	(4)	58
Unrealized holding gain on interest rate swaps	45	27	3	28
Other, net	(1)	—	—	5

Other Comprehensive Income Before Income Tax	41	97	49	167

Income Tax Benefit Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income, Net of Income Taxes	41	97	49	167

Comprehensive Income (Loss)	$8	$(105)	$(165)	$(682)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swaps	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balances at December 31, 2007	$160	$(30)	$(26)	$104
Change	50	(1)	—	49
Balances at June 30, 2008	$210	$(31)	$(26)	$153

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control. Level 3 is primarily engaged in the communications business, with additional operations in coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.

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

On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx’s core broadcast business, including the Vyvx Services Broadcast Business’ content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company’s consolidated results of operations through the date of sale (See Note 2).

The consolidated balance sheet of Level 3 at December 31, 2007 has been audited. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements.

The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year 2008.

Reclassifications

Certain immaterial reclassifications have been made to the prior year balance sheet to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2007 appropriately present, in all material respects, the current status of the Company’s significant accounting policies, and are incorporated herein by reference.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations during the six months ended June 30, 2008 or financial condition as of June 30, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, SFAS No. 159 did not have an effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; and (5) capitalizing in-process research and development assets acquired. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.  FSP APB 14-1 applies to certain of the Company’s convertible debt.  FSP APB 14-1 is effective for Level 3 beginning on January 1, 2009 and will be applied retrospectively to all quarterly and annual periods that will be presented in the Company’s consolidated financial statements. Early adoption of FSP APB 14-1 is not permitted. Although the Company is continuing to evaluate the effect of FSP APB 14-1, it is expected that the adoption of FSP APB 14-1 will significantly increase its non-cash interest expense and reduce basic and diluted earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

(2) Acquisitions and Dispositions

Servecast Acquisition:  In July 2007, Level 3 completed the acquisition of Servecast Limited, a Dublin, Ireland based provider of live and on-demand video management and streaming services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, in cash, including $1 million of transaction costs, to complete the acquisition of Servecast.

CDN Business Acquisition:  In January 2007, Level 3 completed the acquisition of the Content Delivery Network (“CDN”) services business of SAVVIS, Inc. Level 3 paid $133 million in cash (including transaction costs) to acquire the assets of the CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business. The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters. The Company paid this adjustment in April 2007.

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

Vyvx Advertising Distribution Business Disposition: On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds received in the three months ended June 30, 2008 approximated $123 million after deducting transaction-related costs. An additional $1 million of transaction costs is expected to be paid by Level 3 in the second half of 2008. The sale transaction is subject to customary working capital and certain other post-closing valuation adjustments.

The disposal of the Vyvx advertising distribution business did not meet the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for presentation as discontinued operations since the business is not considered an asset group.

Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in the three months ended June 30, 2008. The gain is presented in the consolidated statements of operations as “Gain on Sale of Business Group.”

The carrying amounts of the major classes of assets and liabilities included in the sale of the Vyvx advertising distribution business were as follows (in millions):

Other Current Assets	$2
Property, Plant and Equipment, net	3
Other Intangibles, net	22
Accounts Payable	(1)
$26

Revenue attributable to the Vyvx advertising distribution business totaled $6 million and $15 million for the three and six months ended June 30, 2008, respectively, and $7 million and $15 million for the three and six months ended June 30, 2007, respectively. The financial results, assets and liabilities of the Vyvx advertising distribution business are included in the Communications operating segment through the date of sale.

(3) Restructuring and Impairment Charges

Restructuring Charges

All of the activities related to the Company’s prior acquisition-related restructurings have been completed, with the exception of approximately $3 million of accrued termination benefits that the Company expects to be paid to former Broadwing employees during the remainder of 2008.

Termination benefits attributable to Level 3 employees, including personnel from acquired companies that were not part of the established purchase price liability, are recorded as restructuring charges in the statement of operations once the employees are notified that their position will be eliminated and the termination benefit arrangements are communicated to the employee. For the three and six months ended June 30, 2008, the Company recorded approximately $4 million and $11 million, respectively, in restructuring charges for affected employees. For the three and six months ended June 30, 2007, the Company recorded approximately $1 million and $5 million, respectively, in restructuring charges for affected employees. As of June 30, 2008, the Company had approximately $1 million of accrued termination benefits for those Level 3 employees terminated or notified.

The Company also has accrued contract termination costs of $48 million as of June 30, 2008, for facility lease costs that the Company continues to incur without economic benefit. The Company expects to pay the majority of these costs through 2018. The Company incurred charges of approximately $2 million in the second quarter of 2008 as a result of revisions to the estimated cash flows for certain facility subleases.

(4) Loss Per Share

The Company had a loss from operations for the three and six months ended June 30, 2008 and 2007. Therefore, the effect of the approximately 315 million and 314 million shares issuable pursuant to the convertible debt securities outstanding at June 30, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 58 million and 54 million outperform stock options, restricted stock units and warrants outstanding at June 30, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, net of accrued interest components, consisted of the following types of instruments as of June 30, 2008 (dollars in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)

Marketable Securities	$5	$—
Interest Rate Swap Liabilities (included in other non-current liabilities)	—	(34)
Total Assets (Liabilities) Measured at Fair Value	$5	$(34)

(6) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the Company’s communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.

The Company continues to develop business support systems required for its business and integration efforts. The external direct costs of software, materials and services, and payroll and payroll-related expenses for employees directly associated with the project incurred when developing the business support systems are capitalized. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $22 million and $46 million for the three and six months ended June 30, 2008, respectively, and approximately $28 million and $54 million for the three and six months ended June 30, 2007, respectively.

Depreciation expense was $209 million and $423 million for the three and six months ended June 30, 2008, respectively, and $213 million and $410 million for the three and six months ended June 30, 2007, respectively.

(7) Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2008 are as follows (dollars in millions):

		Coal
	Communications	Mining
	Segment	Segment	Total

Balance as of December 31, 2007	$1,421	$—	$1,421
Effect of foreign currency rate change	2	—	2
Balance as of June 30, 2008	$1,423	$—	$1,423

The Company segregates identifiable intangible assets acquired in a business combination from goodwill. Goodwill and indefinite-lived intangible assets are not amortized but instead are evaluated for impairment at least annually in the fourth quarter, or more frequently if impairment indicators are present, using a fair value based test. The Company conducted its annual goodwill impairment analysis in the fourth quarter of 2007 and concluded its goodwill was not impaired.

(8) Other Intangibles, net

Acquisition-related identifiable intangible assets at June 30, 2008 and December 31, 2007 were as follows (dollars in millions, presented net of accumulated amortization):

	June 30,	December 31,
	2008	2007

Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$461	$524
Patents and Developed Technology	95	104
	556	628
Indefinite-Lived Intangible Assets:
Trademarks	32	32
Wireless Licenses	20	20
	$608	$680

Intangible asset amortization expense was $25 million and $51 million for the three and six months ended June 30, 2008, respectively,

and $34 million and $58 million for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2008 (remaining six months)	$47
2009	93
2010	92
2011	91
2012	70
Thereafter	163
$556

(9) Long-Term Debt

At June 30, 2008 and December 31, 2007, long-term debt was as follows:

(dollars in millions)	June 30, 2008	December 31, 2007
Senior Secured Term Loan due 2014	$1,400	$1,400
Senior Notes due 2008 (11.0%)	—	20
Senior Euro Notes due 2008 (10.75%)	—	5
Senior Notes due 2010 (11.5%)	13	13
Fair value adjustment on Senior Notes due 2010	—	(1)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (9.175% as of June 30, 2008)	6	6
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	9	10
Floating Rate Senior Notes due 2015 (6.704% as of June 30, 2008)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	275
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	69	69
Capital leases	37	41
	6,835	6,864
Less current portion	(6)	(32)
	$6,829	$6,832

On March 13, 2007, Level 3, as guarantor, Level 3 Financing, Inc. (“Level 3 Financing”), a wholly owned subsidiary of the Company, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan (“Senior Secured Term Loan due 2014”) to Level 3 Financing.  The term loan matures on March 13, 2014 and has an interest rate of London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.25% per annum.  The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest rate period and may elect different options with respect to different portions of the affected borrowing.  The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 4.96% as of June 30, 2008. The interest rate on the remaining $400 million of the Senior Secured Term Loan due 2014 currently is reset monthly and was 4.73% as of June 30, 2008.  As of December 31, 2007, the interest rate on the entire $1.4 billion of the Senior Secured Term Loan due 2014 was 7.493%.

2008 Debt Repayment

During March 2008, Level 3 Communications, Inc. repaid the remaining $20 million of outstanding 11% Senior Notes and $6 million (€4 million) of outstanding 10.75% Senior Euro Notes. There were no debt repayments during the quarter ended June 30, 2008 other than regularly scheduled capital lease and commercial mortgage payments.

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

The fair value of the interest rate swap agreements was negative $34 million as of June 30, 2008. The change in the fair value of the interest rate swap agreements is reflected in Other Comprehensive Income due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt.

Debt Maturities

At June 30, 2008, the Company’s contractual obligations related to debt, including its commercial mortgage and capital leases and excluding issue discounts, premiums and fair value adjustments over the next five years and thereafter is as follows (in millions):

2008 (remaining six months)	$3
2009	366
2010	971
2011	631
2012	337
Thereafter	4,520
$6,828

(10) Employee Benefit Plans

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007

OSO	$3	$9	$7	$18
Restricted Stock	10	8	21	15
401(k) Match Expense	8	8	16	16
	21	25	44	49
Capitalized Non-Cash Compensation	(1)	(1)	(1)	(1)
	$20	$24	$43	$48

The Company capitalizes non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of business support systems.

As of June 30, 2008, there were 16.1 million Outperform Stock Option (“OSO”) units outstanding and there were 9.9 million exercisable (“vested”) OSOs.  As of June 30, 2008, there were 24.2 million nonvested restricted stock and restricted stock units outstanding.

(11) Income Taxes

The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for uncertain tax positions. The Company’s liability for uncertain tax positions totaled $17 million at June 30, 2008 and $18 million at December 31, 2007. During the first six months of 2008, the Company increased the liability for uncertain tax positions by $3 million to reflect liabilities for uncertain tax positions, decreased the liability by $2 million for matters settled during the period and decreased the liability by $2 million for changes in estimates of uncertain tax positions. All of these amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not currently expect the liability for uncertain tax positions will change significantly through December 31, 2008; however, actual changes in the liability for uncertain tax positions could be different than currently expected.

The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 1999 through 2001. On February 19, 2008, the IRS sent Level 3 a settlement offer that indicated no tax or interest would be due for tax years 1999 through 2001.  However, the calculation included in the settlement offer highlighted a potential liability in the amount of $1 million for tax year 1996 not identified by the IRS in its audit of the 1996 tax return. On March 21, 2008, Level 3 signed the settlement offer. In the second quarter of 2008, the interest calculation branch of the IRS indicated that no interest was due by Level 3. The settlement offer is now pending approval by the Joint Committee of Congress.  A resolution is expected in 2008.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations. The Company’s liability for uncertain tax positions includes approximately $10 million and $9 million of accrued interest and penalties at June 30, 2008 and December 31, 2007, respectively.

Included in the balance at June 30, 2008 and December 31, 2007, is $3 million of uncertain tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets acquired and/or liabilities assumed and therefore, would not affect the annual effective income tax rate.

(12) Industry and Geographic Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company’s current reportable segments include: communications and coal mining (See Note 1). “Other” primarily includes corporate assets and overhead not attributable to a specific segment.

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

Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes the gain on sale of business group and net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt, the gain on sale of business group and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The data presented in the following tables includes information for the three and six months ended June 30, 2008 and 2007 for all statement of operations and cash flow information presented, and as of June 30, 2008 and December 31, 2007 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and related expenses are attributed to countries based on where services are provided.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended June 30, 2008
Revenue:
North America	$989	$18	$—	$1,007
Europe	83	—	—	83
	$1,072	$18	$—	$1,090
Adjusted EBITDA:
North America	$224	$—	$(2)
Europe	29	—	—
	$253	$—	$(2)
Capital Expenditures:
North America	$91	$1	$—	$92
Europe	14	—	—	14
	$105	$1	$—	$106
Depreciation and Amortization:
North America	$211	$2	$—	$213
Europe	21	—	—	21
	$232	$2	$—	$234

Six Months Ended June 30, 2008
Revenue:
North America	$1,978	$44	$—	$2,022
Europe	160	—	—	160
	$2,138	$44	$—	$2,182
Adjusted EBITDA:
North America	$405	$7	$(3)
Europe	53	—	—
	$458	$7	$(3)
Capital Expenditures:
North America	$192	$2	$—	$194
Europe	25	—	—	25
	$217	$2	$—	$219
Depreciation and Amortization:
North America	$430	$3	$—	$433
Europe	41	—	—	41
	$471	$3	$—	$474

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended June 30, 2007
Revenue:
North America	$975	$17	$—	$992
Europe	60	—	—	60
	$1,035	$17	$—	$1,052
Adjusted EBITDA:
North America	$178	$—	$(1)
Europe	16	—	—
	$194	$—	$(1)
Capital Expenditures:
North America	$155	$—	$—	$155
Europe	15	—	—	15
	$170	$—	$—	$170
Depreciation and Amortization:
North America	$227	$2	$—	$229
Europe	18	—	—	18
	$245	$2	$—	$247

Six Months Ended June 30, 2007
Revenue:
North America	$1,957	$36	$—	$1,993
Europe	115	—	—	115
	$2,072	$36	$—	$2,108
Adjusted EBITDA:
North America	$333	$2	$(1)
Europe	29	—	—
	$362	$2	$(1)
Capital Expenditures:
North America	$300	$—	$—	$300
Europe	25	—	—	25
	$325	$—	$—	$325
Depreciation and Amortization:
North America	$430	$3	$—	$433
Europe	35	—	—	35
	$465	$3	$—	$468

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Total Assets
June 30, 2008
North America	$8,881	$122	$11	$9,014
Europe	985	—	—	985
	$9,866	$122	$11	$9,999
December 31, 2007
North America	$9,198	$115	$11	$9,324
Europe	930	—	—	930
	$10,128	$115	$11	$10,254

Long-Lived Assets (excluding Goodwill)
June 30, 2008
North America	$6,435	$75	$—	$6,510
Europe	849	—	—	849
	$7,284	$75	$—	$7,359
December 31, 2007
North America	$6,715	$75	$—	$6,790
Europe	818	—	—	818
	$7,533	$75	$—	$7,608

Communications revenue consists of:

1)             Core Communications Services, which includes Core Network Services and Wholesale Voice Services;

•                 Core Network Services includes revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx broadcast services.

•                 Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

2)              Other Communications Services, which includes managed modem and its related reciprocal compensation services; and

3)              SBC Contract Services

	Core Communications Services	Other Communications Services	SBC Contract Services	Total
	(dollars in millions)

Communications Revenue
Three Months Ended June 30, 2008
North America	$889	$46	$54	$989
Europe	83	—	—	83
	$972	$46	$54	$1,072

Six Months Ended June 30, 2008
North America	$1,770	$97	$111	$1,978
Europe	160	—	—	160
	$1,930	$97	$111	$2,138

Three Months Ended June 30, 2007
North America	$829	$70	$76	$975
Europe	59	1	—	60
	$888	$71	$76	$1,035

Six Months Ended June 30, 2007
North America	$1,645	$153	$159	$1,957
Europe	113	2	—	115
	$1,758	$155	$159	$2,072

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom, France and Germany. Transoceanic revenue is allocated to Europe.

Within Core Communications Services, Level 3 operates under four customer-facing market groups to serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of the largest national and global service providers, including carriers, cable companies, wireless companies, voice service providers, systems integrators and the federal government. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include medium and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, satellite companies, television networks and sports leagues.

•                  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment around customer markets within Core Communications Services should allow it to drive growth while enabling it to better focus on the needs of the customers. Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

The classification of customers within each customer-facing market group can change based upon the current nature of each customer relationship. There were no material changes in revenue by market group for the three and six month periods ended June 30, 2008 and 2007, respectively.

Core Communications Services revenue by market group was as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$548	56%	$1,089	57%
Business Markets Group	241	25%	481	25%
Content Markets Group	100	10%	200	10%
European Markets Group	83	9%	160	8%
Total Core Communications Services	$972	100%	$1,930	100%

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$501	56%	$1,003	57%
Business Markets Group	235	27%	462	26%
Content Markets Group	93	10%	179	10%
European Markets Group	59	7%	114	7%
Total Core Communications Services	$888	100%	$1,758	100%

The following information provides a reconciliation of net income (loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(29)	$(2)	$(2)
Income Tax Provision	1	—	—
Total Other (Income) Expense	29	—	—
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	232	2	—
Non-Cash Compensation Expense	20	—	—
Adjusted EBITDA	$253	$—	$(2)

Six Months Ended June 30, 2008

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(216)	$4	$(2)
Income Tax Provision	3	—	1
Total Other (Income) Expense	157	—	(2)
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	471	3	—
Non-Cash Compensation Expense	43	—	—
Adjusted EBITDA	$458	$7	$(3)

Three Months Ended June 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(199)	$(2)	$(1)
Income Tax Provision	—	—	—
Total Other (Income) Expense	123	—	—
Non-Cash Impairment Charge	1	—	—
Depreciation and Amortization Expense	245	2	—
Non-Cash Compensation Expense	24	—	—
Adjusted EBITDA	$194	$—	$(1)

Six Months Ended June 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(846)	$(2)	$(1)
Income Tax Provision	1	1	—
Total Other (Income) Expense	693	—	—
Non-Cash Impairment Charge	1	—	—
Depreciation and Amortization Expense	465	3	—
Non-Cash Compensation Expense	48	—	—
Adjusted EBITDA	$362	$2	$(1)

(13) Commitments, Contingencies and Other Items

Right of Way Litigation

In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies’ involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. All of these actions involve the companies’ right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

The Company and its subsidiaries have negotiated a proposed nationwide class settlement affecting persons who own or owned land next to or near railroad rights of way.  The United States District Court for the District of Massachusetts in Kingsborough v. Sprint

Communications Co. L.P. has granted preliminary approval of the proposed settlement which, if finally approved, will resolve all of the pending actions.  The proposed settlement will provide cash payments to class members based on various factors that include:

•                  the length of the right of way where the cable is installed;

•                  the state where the property is located; and

•                  how the railroad obtained its property rights.

The proposed settlement will also provide the Company and its subsidiaries with a permanent telecommunications easement, which gives them certain rights over the railroad right of way.

It is still too early for the Company to reach a conclusion as to the ultimate outcome of the proposed settlement or these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not ultimately approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Other Litigation

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2008, Level 3 had outstanding letters of credit of approximately $34 million, which are collateralized by cash, which is reflected on the consolidated balance sheet as restricted cash.

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

The Condensed Consolidating Balance Sheet as of December 31, 2007 has been reclassified within the Level 3 Financing Inc. entity and Other Subsidiaries, to reflect the transfer between entities of the $37 million interest rate swap liability and to reclassify the liability from Other Assets, net to Other Liabilities. These changes did not have any effect on the Level 3 Consolidated Balance Sheet as of December 31, 2007 or effect the financial results for the year ended December 31, 2007.

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$433	$—	$706	$(49)	$1,090
Costs and Expenses:
Cost of Revenue	—	—	167	—	340	(47)	460
Depreciation and Amortization	—	—	90	—	144	—	234
Selling, General and Administrative	—	—	318	—	79	(2)	395
Restructuring and Impairment Charges	—	—	4	—	—	—	4
Total Costs and Expenses	—	—	579	—	563	(49)	1,093
Operating Income (Loss)	—	—	(146)	—	143	—	(3)

Other Income (Expense):
Interest Income	—	—	2	—	1	—	3
Interest Expense	(39)	(91)	—	(1)	(1)	—	(132)

Interest Income (Expense) Affiliates, net	112	278	(404)	—	14	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(106)	(293)	210	—	—	189	—
Other Income (Expense), net	—	—	2	—	98	—	100
Other Income (Expense)	(33)	(106)	(190)	(1)	112	189	(29)

Income (Loss) Before Income Taxes	(33)	(106)	(336)	(1)	255	189	(32)

Income Tax Expense	—	—	(1)	—	—	—	(1)
Net Income (Loss)	$(33)	$(106)	$(337)	$(1)	$255	$189	$(33)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$846	$—	$1,436	$(100)	$2,182
Costs and Expenses:
Cost of Revenue	—	—	336	—	694	(95)	935
Depreciation and Amortization	—	—	180	—	294	—	474
Selling, General and Administrative	1	—	665	—	156	(5)	817
Restructuring and Impairment Charges	—	—	11	—	—	—	11
Total Costs and Expenses	1	—	1,192	—	1,144	(100)	2,237
Operating Income (Loss)	(1)	—	(346)	—	292	—	(55)

Other Income (Expense):
Interest Income	—	—	6	—	3	—	9
Interest Expense	(79)	(184)	—	(1)	(3)	—	(267)

Interest Income (Expense) Affiliates, net	315	551	(893)	—	27	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(446)	(813)	323	—	—	936	—
Other Income (Expense), net	(3)	—	4	—	102	—	103
Other Income (Expense)	(213)	(446)	(560)	(1)	129	936	(155)

Income (Loss) Before Income Taxes	(214)	(446)	(906)	(1)	421	936	(210)

Income Tax Expense	—	—	(2)	—	(2)	—	(4)
Net Income (Loss)	$(214)	$(446)	$(908)	$(1)	$419	$936	$(214)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$346	$—	$744	$(38)	$1,052
Costs and Expenses:
Cost of Revenue	—	—	135	—	355	(36)	454
Depreciation and Amortization	—	—	89	—	158	—	247
Selling, General and Administrative	—	—	345	—	85	(2)	428
Restructuring and Impairment Charges	—	—	1	—	1	—	2
Total Costs and Expenses	—	—	570	—	599	(38)	1,131
Operating Income (Loss)	—	—	(224)	—	145	—	(79)

Other Income (Expense):
Interest Income	—	—	10	—	2	—	12
Interest Expense	(40)	(95)	—	(1)	(2)	—	(138)

Interest Income (Expense) Affiliates, net	188	249	(453)	—	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(350)	(504)	135	—	—	719	—
Other Income (Expense), net	—	—	2	—	1	—	3
Other Income (Expense)	(202)	(350)	(306)	(1)	17	719	(123)

Income (Loss) Before Income Taxes	(202)	(350)	(530)	(1)	162	719	(202)

Income Tax Expense	—	—	—	—	—	—	—
Net Income (Loss)	$(202)	$(350)	$(530)	$(1)	$162	$719	$(202)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$700	$27	$1,483	$(102)	$2,108
Costs and Expenses:
Cost of Revenue	—	—	269	—	722	(71)	920
Depreciation and Amortization	—	—	170	—	298	—	468
Selling, General and Administrative	2	—	665	27	205	(31)	868
Restructuring and Impairment Charges	—	—	5	—	1	—	6
Total Costs and Expenses	2	—	1,109	27	1,226	(102)	2,262
Operating Income (Loss)	(2)	—	(409)	—	257	—	(154)

Other Income (Expense):
Interest Income	1	—	27	—	5	—	33
Interest Expense	(123)	(174)	—	(1)	(5)	—	(303)

Interest Income (Expense) Affiliates, net	400	474	(905)	—	31	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(726)	(998)	223	—	—	1,501	—
Other Income (Expense), net	(399)	(28)	4	—	—	—	(423)
Other Income (Expense)	(847)	(726)	(651)	(1)	31	1,501	(693)

Income (Loss) Before Income Taxes	(849)	(726)	(1,060)	(1)	288	1,501	(847)

Income Tax Expense	—	—	—	—	(2)	—	(2)
Net Income (Loss)	$(849)	$(726)	$(1,060)	$(1)	$286	$1,501	$(849)

Condensed Consolidating Balance Sheets

June 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$134	$431	$—	$96	$—	$661
Marketable securities	—	—	—	—	5	—	5
Restricted cash and securities	—	—	2	—	3	—	5
Accounts receivable, net	—	—	77	—	350	—	427
Due from (to) affiliates	10,813	8,803	(21,508)	18	1,874	—	—
Other	7	8	55	—	49	—	119
Total Current Assets	10,820	8,945	(20,943)	18	2,377	—	1,217
Property, Plant and Equipment, net	—	—	3,201	—	3,306	—	6,507
Restricted Cash and Securities	18	—	26	—	75	—	119
Goodwill and Other Intangibles, net	—	—	142	—	1,889	—	2,031
Investment in Subsidiaries	(7,305)	(12,000)	4,378	—	—	14,927	—
Other Assets, net	13	81	16	—	15	—	125

Total Assets	$3,546	$(2,974)	$(13,180)	$18	$7,662	$14,927	$9,999

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$126	$—	$197	$—	$323
Current portion of long-term debt	—	—	—	1	5	—	6
Accrued payroll and employee benefits	1	—	77	—	7	—	85
Accrued interest	32	86	—	—	—	—	118
Current portion of deferred revenue	—	—	97	—	81	—	178
Other	—	—	57	—	69	—	126
Total Current Liabilities	33	86	357	1	359	—	836

Long-Term Debt, less current portion	2,513	4,216	—	19	81	—	6,829
Deferred Revenue, less current portion	—	—	638	—	116	—	754
Other Liabilities	32	34	212	—	334	—	612
Stockholders’ Equity (Deficit)	968	(7,310)	(14,387)	(2)	6,772	14,927	968

Total Liabilities and Stockholders’ Equity (Deficit)	$3,546	$(2,974)	$(13,180)	$18	$7,662	$14,927	$9,999

Condensed Consolidating Balance Sheets

December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$588	$—	$99	$—	$714
Marketable securities	8	—	—	—	1	—	9
Restricted cash and securities	—	—	7	—	3	—	10
Accounts receivable, net	—	—	80	—	324	—	404
Due from (to) affiliates	10,575	8,549	(20,897)	20	1,753	—	—
Other	7	8	32	—	41	—	88
Total Current Assets	10,590	8,584	(20,190)	20	2,221	—	1,225
Property, Plant and Equipment, net	—	—	3,256	—	3,413	—	6,669
Restricted Cash and Securities	18	—	24	—	75	—	117
Goodwill and Other Intangibles, net	—	—	151	—	1,950	—	2,101
Investment in Subsidiaries	(6,951)	(11,270)	4,481	—	—	13,740	—
Other Assets, net	16	84	17	—	25	—	142

Total Assets	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$170	$—	$226	$—	$396
Current portion of long-term debt	25	—	—	1	6	—	32
Accrued payroll and employee benefits	—	—	88	—	9	—	97
Accrued interest	33	95	—	—	—	—	128
Current portion of deferred revenue	—	—	91	—	84	—	175
Other	—	—	47	—	97	—	144
Total Current Liabilities	58	95	396	1	422	—	972

Long-Term Debt, less current portion	2,511	4,217	—	20	84	—	6,832
Deferred Revenue, less current portion	—	—	644	—	119	—	763
Other Liabilities	34	37	208	—	338	—	617
Stockholders’ Equity (Deficit)	1,070	(6,951)	(13,509)	(1)	6,721	13,740	1,070

Total Liabilities and Stockholders’ Equity (Deficit)	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(79)	$(189)	$(156)	$(1)	$488	$—	$63

Cash Flows from Investing Activities:
Capital expenditures	—	—	(77)	—	(142)	—	(219)
Proceeds from sale of business group, net	—	—	—	—	123	—	123
Decrease in restricted cash and securities, net	—	—	2	—	—	—	2
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	—	—	(74)	—	(18)	—	(92)

Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	(26)	—	—	—	(2)	—	(28)
Increase (decrease) due from affiliates, net	105	296	71	1	(473)	—	—
Net Cash Provided by (Used in) Financing Activities	79	296	71	1	(475)	—	(28)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	2	—	4
Net Change in Cash and Cash Equivalents	—	107	(157)	—	(3)	—	(53)

Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$—	$134	$431	$—	$96	$—	$661

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(162)	$(117)	$(166)	$(14)	$395	$—	$(64)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	53	—	288
Decrease in restricted cash and securities, net	—	—	6	—	7	—	13
Capital expenditures	—	—	(136)	—	(189)	—	(325)
Acquisitions, net of cash acquired	—	—	(883)	—	261	—	(622)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	235	—	(1,012)	—	133	—	(644)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,352	—	—	—	—	2,352
Payments on and repurchases of long-term debt	(1,619)	(887)	—	—	(109)	—	(2,615)
Proceeds from warrants and stock-based equity plans	24	—	—	—	—	—	24
Increase (decrease) due from affiliates, net	1,507	(1,335)	227	14	(413)	—	—
Net Cash Provided by (Used in) Financing Activities	(88)	130	227	14	(522)	—	(239)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	3	—	5
Net Change in Cash and Cash Equivalents	(15)	13	(949)	—	9	—	(942)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$—	$25	$643	$—	$71	$—	$739

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

Communications revenue consists of:

•                  Core Communications Services

•                  Other Communications Services

•                  SBC Contract Services

Each category of Communications revenue is in a different phase of the service life cycle, requiring different levels of investment and focus, and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services. Core Communications Services includes revenue from Core Network Services and Wholesale Voice Services.  Core Network Services includes revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx broadcast services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.  Other Communications Services includes revenue from managed modem and its related reciprocal compensation services. SBC Contract Services includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

SBC announced its intention to migrate the services provided under the agreement to its own network facilities in accordance with terms previously negotiated by WilTel. Under the terms of this agreement, SBC agreed to pay WilTel a minimum amount of gross margin regardless of the actual revenue generated under the agreement. As of June 30, 2008 SBC satisfied the gross margin commitment for the agreement. Accordingly, beginning in the third quarter 2008, revenue attributable to SBC Contract Services will be aggregated with Other Communications Services revenue, and the SBC Contract Services category will be eliminated.

The Company’s transport and infrastructure services include metropolitan and intercity wavelengths, private line, ethernet private line, dark fiber, colocation services, professional services and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end services has been stable. For metropolitan transport services, prices have been stable and in some instances are increasing. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.  This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings.  VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email. The Company believes that one of the largest sources of future incremental demand for the Company’s Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet.  Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service, resulting in growth in absolute revenue. The Company has recently experienced price compression in the high-speed IP market of over 30% and expects that its pricing for high-speed IP services will continue to decline during the remainder of 2008 at similar rates.

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

Prior to the sale of the Vyvx advertising distribution business, Level 3 Vyvx distributed advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services utilized a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Level 3 has retained ownership of Vyvx’s core broadcast business, including the Vyvx Services Broadcast Business’ content distribution capabilities.

The financial results of the Vyvx advertising distribution business are included in the Company’s consolidated results of operations through the date of sale on June 5, 2008.

Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in the three months ended June 30, 2008. The gain is presented in the consolidated statements of operations as “Gain on sale of business group, net.”

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network services business (“CDN Business”), which it purchased in January 2007 from SAVVIS, and the acquisition of Dublin, Ireland based Servecast Ltd., which it purchased in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property.  In early 2007, Level 3 embarked on a strategy to refine its capabilities to address the communications needs of those organizations that produce the content that individuals want to view over the Internet.  This service offering includes high speed IP services, colocation services and services that cost effectively distributes the content that is produced for consumption over the Internet.  Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

The Company offers Wholesale Voice Services that target large and existing markets. The revenue potential for Wholesale Voice

Services is large; however, the pricing and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for Wholesale Voice Services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem and related reciprocal compensation services.  The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, has been implementing a strategic change in its approach to its dial-up internet access business over the past few years that has accelerated the loss of its dial-up subscribers. During 2007, America Online’s strategy accelerated the decline in managed modem revenue and is contributing to further declines in managed modem revenue in 2008. The declines in managed modem revenue from America Online have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business. Level 3 believes that the low-cost structure of its network will enable it to compete aggressively for new business in the declining, but still significant, managed modem market.

The Company receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services. The Company also receives reciprocal compensation from its voice services.

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition. SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009 and stipulates that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC’s purchases of services that exceeded the original $335 million gross margin purchase commitment counted toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of December 31, 2007, SBC satisfied $39 million of the $75 million of gross margin purchase commitment. The remaining $36 million of the $75 million of gross margin purchase commitment was satisfied by SBC in the first half of 2008. Although SBC satisfied the entire gross margin commitment under the agreement as of June 30, 2008, SBC continues to purchase services from Level 3 as SBC continues to migrate the services provided under the agreement to its own network facilities.

Additionally, the SBC Contract Services Agreement provided for the payment of $25 million from SBC if certain performance criteria were met by Level 3 during 2007. The Company met the performance criteria in 2007 and recorded revenue of $25 million in 2007 under the agreement. The performance-based incentive provisions under the SBC Contract Services Agreement ended in the fourth quarter of 2007.

The Company’s management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business groups or service offerings are not considered to be compatible with the delivery of the Company’s services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services.

The Company is focusing its attention on the following operational and financial objectives:

•                  increasing sales and installations to rates that match customer demand;

•                  achieving sustainable generation of positive free cash flow;

•                  reducing network costs and operating expenses;

•                  growing Core Communications Services revenue, particularly Core Network Services revenue;

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

The Company’s management believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the Company’s future success.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, LLC (“Progress Telecom”); ICG Communications, Inc. (“ICG Communications”); TelCove, Inc. (“TelCove”) and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) in 2006; and Broadwing, the CDN Business and Servecast in 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must quickly identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses will depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

In 2007, during the second quarter and portions of the third quarter, the Company’s service activation times increased as a result of the following issues:

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

During the second and third quarters of 2007, the Company implemented certain process and organizational changes that were expected to improve service activation times and allow it to achieve its previously forecasted revenue and Adjusted EBITDA growth. However, these changes were not adequate to address the breadth of the problems encountered during the second and third quarters of 2007. As a result of these service activation and service management issues, the growth in Communications Services revenue and Adjusted EBITDA was lower than originally expected for the full year 2007.

The Company has taken steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company saw improvements in its service management during the fourth quarter of 2007 and the first two quarters of 2008.  Additionally, the Company believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts which have and are expected to further address the service activation and service management issues of systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track, with certain components deployed in the fourth quarter of 2007 and first half of 2008 and additional deployments scheduled through the end of 2008. While the operational benefits vary for each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008.

The Company has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to increasingly terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage. The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks. This metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy, and as a result of the acquisition of TelCove in 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its Business Markets Group, which is described in more detail below. With the acquisition of the CDN Business in January 2007 and Servecast in July 2007, Level 3 embarked on a strategy to expand its content delivery services in both the United States and Europe.

The anticipated change in the composition of the Company’s revenue will require the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services and SBC Contract Services.

Within Core Communications Services, Level 3 operates under four customer-facing market groups to serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of the largest national and global service providers, including carriers, cable companies, wireless companies, voice service providers, systems integrators and the federal government These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include medium and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, satellite companies, television networks and sports leagues.

•                  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment around customer markets within Core Communications Services should allow it to drive growth while enabling it to better focus on the needs of its customers.  Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

Core Communications Services revenue by market group was as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$548	56%	$1,089	57%
Business Markets Group	241	25%	481	25%
Content Markets Group	100	10%	200	10%
European Markets Group	83	9%	160	8%
Total Core Communications Services	$972	100%	$1,930	100%

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$501	56%	$1,003	57%
Business Markets Group	235	27%	462	26%
Content Markets Group	93	10%	179	10%
European Markets Group	59	7%	114	7%
Total Core Communications Services	$888	100%	$1,758	100%

The classification of customers within each customer-facing market group can change based upon the current nature of each customer relationship. There were no material changes in revenue by market group for the three and six month periods ended June 30, 2008 and 2007, respectively.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt and lowering the effective interest rate on its outstanding debt.

Coal Mining

Level 3, through its two 50% owned joint-venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is generally recognized when coal is shipped to the customer.

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2007 appropriately present, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations during the six months ended June 30, 2008 or financial condition as of June 30, 2008.

On February 15, 2007, the FASB issued SFAS No. 159. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, SFAS No. 159 did not have an effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141. SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interest at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; and (5) capitalizing in-process research and development assets acquired. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, which requires disclosures of how and why an entity uses derivative instruments,

how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

On May 9, 2008, the FASB issued FSP APB 14-1, which requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.  FSP APB 14-1 applies to certain of the Company’s convertible debt.  FSP APB 14-1 is effective for Level 3 beginning on January 1, 2009 and will be applied retrospectively to all quarterly and annual periods that will be presented in the Company’s consolidated financial statements. Early adoption of FSP APB 14-1 is not permitted. Although the Company is continuing to evaluate the effect of FSP APB 14-1, it is expected that the adoption of FSP APB 14-1 will significantly increase its non-cash interest expense and reduce basic and diluted earnings per share.

In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2008	2007	%	2008	2007	%

Revenue:
Communications	$1,072	$1,035	4%	$2,138	$2,072	3%
Coal mining	18	17	6%	44	36	22%
Total revenue	1,090	1,052	4%	2,182	2,108	4%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	442	437	1%	901	887	2%
Coal mining	18	17	6%	34	33	3%
Cost of revenue	460	454	1%	935	920	2%

Depreciation and amortization	234	247	(5)%	474	468	1%
Selling, general and administrative	395	428	(8)%	817	868	(6)%
Restructuring and non-cash impairment charges	4	2	100%	11	6	83%
Total costs and expenses	1,093	1,131	(3)%	2,237	2,262	(1)%

Operating Loss	(3)	(79)	96%	(55)	(154)	64%

Other Income (Expense):
Interest income	3	12	(75)%	9	33	(73)%
Interest expense	(132)	(138)	(4)%	(267)	(303)	(12)%
Gain on sale of business group, net	96	—	—	96	—	—
Loss on early extinguishment of debt	—	—	—	—	(427)	(100)%
Other, net	4	3	33%	7	4	75%
Total other income (expense)	(29)	(123)	76%	(155)	(693)	78%

Loss Before Income Taxes	(32)	(202)	84%	(210)	(847)	75%
Income Tax Expense	(1)	—	—	(4)	(2)	(100)%
Net Loss	$(33)	$(202)	84%	$(214)	$(849)	75%

Communications revenue consists of:

1) Core Communications Services, which includes Core Network Services and Wholesale Voice Services;

•                  Core Network Services includes revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx broadcast services.

•                  Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

2) Other Communications Services, which includes managed modem and its related reciprocal compensation services; and

3) SBC Contract Services.

Communications revenue attributable to each of these services is as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2008	2007	%	2008	2007	%

Core Communications Services :
Core Network Services	$797	$735	8%	$1,571	$1,455	8%
Wholesale Voice Services	175	153	14%	359	303	18%
Total Core Communication Services	972	888	9%	1,930	1,758	10%
Other Communications Services	46	71	(35)%	97	155	(37)%
SBC Contract Services	54	76	(29)%	111	159	(30)%
Total Communications	$1,072	$1,035	4%	$2,138	$2,072	3%

Comparisons of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007

Communications Revenue increased 4% in the second quarter of 2008 compared to the second quarter of 2007 and increased 3% in the six months ended June 30, 2008 compared to the same period in 2007. Contributing to these increases in Communications revenue was an increase in Core Communications Services revenue in both the second quarter of 2008 and the six months ended June 30, 2008 compared to the same periods in 2007. These increases in Core Communications Services revenue are the result of a combination of growth in the Company’s Core Network Services and Wholesale Voice Services.

The Company experienced growth across several services, including transport and infrastructure, colocation, data, and Vyvx broadcast services within Core Network Services. In addition, during the second quarter, the Company completed an analysis of its deferred revenue accounts and determined that deferred revenue of approximately $12 million should have been recognized as revenue in prior years. The effect on each separate prior period was not material. Accordingly, the Company recognized $12 million of revenue in the second quarter 2008, in Core Network Services, primarily affecting the Wholesale Markets Group. The Company also continues to experience strong demand for infrastructure and transport services for complex nationwide solutions and colocation capacity in large markets. Vyvx broadcast revenue increased primarily as a result of the proliferation of high definition sports, news and entertainment programming. Partially offsetting the increase in Core Network Services revenue was lower Vyvx advertising distribution revenue. On

June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore only recorded Vyvx advertising distribution revenue for a portion of the second quarter of 2008. Revenue attributable to the Vyvx advertising distribution business totaled $6 million for the second quarter of 2008 compared $7 million for the second quarter of 2007.

The increase in Wholesale Voice Services revenue is attributable to an increase in voice termination and toll free voice services.  The growth in voice termination revenue is primarily attributable to an increase in demand from cable and wireless customers.  Toll free revenue increased primarily due to higher traffic attributable to conferencing customers. The Company continues to concentrate its sales efforts on maintaining margins approaching 30% for these services.  The Company may experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $46 million in the second quarter of 2008 from $71 million in second quarter of 2007 and decreased to $97 million for the six months ended June 30, 2008 from $155 million for the same period in 2007.  The decreases are primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions in 2009 as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the second quarter and first half of 2008 compared to the same periods in 2007 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services.

SBC Contract Services revenue decreased to $54 million in the second quarter of 2008 from $76 million in the second quarter of 2007 and decreased to $111 million for the six months ended June 30, 2008 from $159 million for the same period in 2007. The expected decreases are due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. SBC satisfied the significant majority of its purchase commitment in 2007 and satisfied its remaining commitment in the six months ended June 30, 2008.  Additionally, the SBC Contract Services Agreement provided for the payment of $25 million from SBC if certain performance criteria were met by Level 3 during 2007. The Company met the performance criteria in 2007 and recorded revenue of $25 million in 2007 under the agreement. The performance-based incentive provisions under the SBC Contract Services Agreement ended in the fourth quarter of 2007.

Coal mining revenue increased to $18 million in the second quarter 2008 from $17 million in the second quarter 2007 primarily as a result of an increase in selling prices.

Coal mining revenue increased to $44 million for the six months ended June 30, 2008 from $36 million for the same period in 2007 primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company.  The Company does not have any further obligations with respect to future coal commitments under the amendment, and therefore recognized the settlement as revenue in the first quarter of 2008.

Cost of Revenue for the communications business, as a percentage of communications revenue, was 41.2% for the second quarter of 2008 compared to 42.2% for the second quarter of 2007 and 42.1% for the six months ended June 30, 2008 compared to 42.8% for the same period in 2007.  The decreases are primarily attributable to the synergies derived from acquisitions.  During 2007 and the first part of 2008, the Company was able to eliminate the costs associated with duplicate circuits serving the same markets. Also contributing to the decreases was the continued reduction in SBC Contract Services revenue. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core and Other Communications Services.  Partially offsetting these decreases were increases in Wholesale Voice Services revenue as a percentage of total communications revenue and a reduction in higher margin Other Communications Services revenue.  The incremental gross margins for Wholesale Voice Services revenue are approximately 30% versus 80% for Core Network Services revenue.

Coal mining cost of revenue approximated 100% of coal mining revenue for both the second quarter 2008 and 2007, respectively.

Coal mining cost of revenue decreased to 77% of coal mining revenue for the six months ended June 30, 2008 compared to 92% in the same period of 2007 primarily due to the buyout by a coal customer of future coal purchase commitments resulting in revenue with no associated costs.

Depreciation and Amortization expense decreased 5% to $234 million for the second quarter of 2008 from $247 million in the second quarter of 2007. The decrease is primarily attributable to reduced depreciation and amortization expense associated with shorter-lived tangible and intangible communications assets becoming fully depreciated or amortized in 2008 and reduced amortization expense on intangible assets due to the useful lives and valuation changes made in 2007. In addition, $22 million of carrying value of amortizable intangible assets were disposed of in the Vyvx advertising distribution sale, which also contributed to lower amortization expense in the second quarter of 2008.

Depreciation and amortization expense increased 1% to $474 million for the six months ended June 30, 2008 compared to $468 million for the same period in 2007 primarily as a result of higher integration-related capital expenditures in the latter part of 2007, partially offset by the factors described in the preceding paragraph.

As a result of the factors described above, the Company expects depreciation and amortization expense to decrease in 2008 to a range of $900 million to $940 million. This estimate is subject to fluctuation as a result of the incremental increase in depreciation expense resulting from the timing and amount of 2008 capital expenditures.

Selling, General and Administrative expenses decreased 8% to $395 million in the second quarter of 2008 compared to $428 million in the second quarter of 2007 and decreased 6% to $817 million for the six months ended June 30, 2008 compared to $868 million for the same period in 2007. These decreases are primarily attributable to the synergies that have been achieved as a result of acquisition integration efforts and the Company’s focus on reducing operating expenses. Specifically, decreases in employee compensation and related costs, professional fees and vendor services, and facilities-based expenses all contributed to the decreases in selling, general and administrative expenses in the second quarter and first half of 2008, respectively.  Included in selling, general and administrative expenses for the second quarter of 2008 and 2007 were $20 million and $24 million, respectively, of non-cash, stock-based compensation expenses. Included in selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $43 million and $48 million, respectively, of non-cash, stock-based compensation expenses.

The Company expects selling, general and administrative expenses to decrease in 2008 on an overall basis compared to 2007 as a result of reduced integration costs, reductions in headcount related to restructuring activities and expected business process and system efficiencies.

Restructuring and Impairment Charges increased to $4 million in the second quarter of 2008 from $2 million in the second quarter of 2007 and increased to $11 million for the six months ended June 30, 2008 compared $6 million for the same period in 2007 as a result of an increase in costs associated with employee terminations. See Note 3 of the Notes to Consolidated Financial Statements for more details.

The Company expects to continue to record restructuring charges in 2008 in connection with the continued integration of businesses acquired in 2006 and 2007 and as a result of the deployment of improved business processes and systems during 2008 that should result in additional headcount reductions.

To the extent that impairment indicators are present that suggest the carrying amount of the Company’s long-lived assets may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company’s long-lived assets to its estimated fair value.

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

Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes the gain on sale of business group and net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt, the gain on sale of business group and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Note 12 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s operating segments.

Adjusted EBITDA for the communications business was $253 million for the second quarter of 2008 compared to $194 million for the second quarter of 2007 and $458 million for the six months ended June 30, 2008 compared to $362 million for the same period in 2007. The increases in Adjusted EBITDA for the communications business are primarily attributable to the growth in the Company’s Core Communications Services revenue and the benefits of continued operating expense reductions from integration activities, partially offset by declines in Other Communications Services revenue and SBC Contract Services revenue.

The Company continues to expect Adjusted EBITDA to increase in 2008 compared to 2007 to a range of $950 million to $1.1 billion.  The expected increase in Adjusted EBITDA is based on continued growth in Core Communications Services revenue, the realization of synergies from integration activities and operating expense reductions.

Interest Income decreased to $3 million in the second quarter of 2008 from $12 million in the second quarter of 2007 and decreased to $9 million for the six months ended June 30, 2008 compared to $33 million for the same period in 2007. The decreases in interest income were primarily due to a decrease in the Company’s average invested cash balances and a decrease in the average returns on the portfolio. The Company’s average return on its portfolio decreased to 2.1% in the second quarter of 2008 compared to 5.1% in the second quarter of 2007. The average portfolio balance decreased to $668 million in the second quarter of 2008 compared to $948 million in second quarter of 2007. The Company’s average return on its portfolio decreased to 2.5% in the first half of 2008 compared to 5.0% in the first half of 2007. The average portfolio balance decreased to $707 million in the first half of 2008 compared to $1.3 billion in the first half of 2007.

The Company invests its funds primarily in government and government agency securities, money market funds and commercial paper depending on liquidity requirements. The Company’s investment strategy generally provides lower yields on the funds than would be obtained on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense decreased 4% to $132 million in the second quarter of 2008 from $138 million in the second quarter of 2007. Interest expense decreased primarily as a result of a decrease in interest rates on the Company’s unhedged variable rate debt. Interest rates on the Company’s unhedged variable rate debt approximated 5.6% for the three months ended June 30, 2008 and 8.3% for the three months ended June 30, 2007.

Interest expense decreased 12% to $267 million for the six months ended June 30, 2008 from $303 million for the same period in 2007. Interest expense decreased primarily as a result of the refinancing activities that were completed by the Company in the first quarter of 2007. The overall reduction in interest expense is the net result of the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchase transactions:

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

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Level 3 expects quarterly interest expense in 2008 to approximate $132 million per quarter based on the Company’s outstanding debt  as of June 30, 2008 and current interest rates on the Company’s variable rate debt.  The Company expects to refinance its 2010 debt maturities in advance of their respective maturity dates.

Gain on Sale of Business Group totaled $96 million for the three and six months ended June 30, 2008 compared to zero for the same periods in 2007. On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a gain on the sale of $96 million in the second quarter of 2008. See Note 2 of the Notes to Consolidated Financial Statements for more details.

Loss on Extinguishment of Debt was zero for the six months ended June 30, 2008 compared to $427 million for the six months ended June 30, 2007 and consisted of the following:

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

Other, net was $4 million and $3 million in the three months ended June 30, 2008 and 2007, respectively, and, $7 million and $4 million in the six months ended June 30, 2008 and 2007, respectively. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $1 million and zero in the three months ended June 30, 2008 and 2007, respectively, and, $4 million and $2 million in the six months ended June 30, 2008 and 2007, respectively, and primarily reflects state income taxes.

Financial Condition—June 30, 2008

Cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended
	June 30,	June 30
(dollars in millions)	2008	2007	Change

Net Cash Provided By (Used in) Operating Activities	$63	$(64)	$127
Net Cash Used in Investing Activities	(92)	(644)	552
Net Cash Used in Financing Activities	(28)	(239)	211
Effect of Exchange Rates on Cash and Cash Equivalents	4	5	(1)
Net Change in Cash and Cash Equivalents	$(53)	$(942)	$889

Operating Activities

Cash flows provided by operating activities totaled $63 million for the six months ended June 30, 2008 compared to a use of cash of $64 million for the same period in 2007. The improvement in cash flows from operating activities was primarily due to an increase in Adjusted EBITDA, favorable changes in working capital items and lower interest payments. The favorable change in working capital items is primarily due to the changes in accounts receivable and other current liabilities, partially offset by changes in deferred revenue.

Investing Activities

Cash used in investing activities decreased by $552 million for the six months ended June 30, 2008 compared to the same period in 2007. Cash used for acquisitions totaled $622 million, net of cash acquired, for the six months ended June 30, 2007 as a result of the acquisitions of Broadwing and the CDN business. The Company did not complete any acquisitions in the six months ended June 30, 2008. In addition, the Company received net proceeds from the sale of the Vyvx advertising distribution business of $123 million in the second quarter of 2008. The Company also reduced its capital expenditures by $106 million in the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of a reduction in integration-related capital expenditures and more efficiently managing capital expenditure requirements. Partially offsetting these favorable changes in 2008 was cash received in 2007 of $288 million from the maturity of marketable securities and a larger decrease in restricted cash.

Financing Activities

Cash used in financing activities decreased $211 million in the six months ended June 30, 2008 compared to the same period in 2007. In 2008, the Company repaid the final amounts due under the 11% Senior Notes and 10.75% Senior Euro Notes of $26 million. For the six months ended June 30, 2007, cash flows from financing activities include approximately $2.4 billion of net proceeds from the issuance of the Floating Rate Senior Notes due 2015, the 8.75% Senior Notes due 2017 and the Senior Secured Credit Facility due 2014.  The Company used the net proceeds from these offerings along with cash on hand to retire or refinance approximately $2.6 billion of its debt. Financing activities for the six months ended June 30, 2007 also include proceeds of $24 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments.

Liquidity and Capital Resources

The Company incurred net losses of $33 million and $214 million for the three and six months ended June 30, 2008, respectively. This compares to net losses of $202 million and $849 million for the three and six months ended June 30, 2007, respectively. In addition, the Company used $219 million for capital expenditures and generated $63 million in cash flows from operating activities for the six months ended June 30, 2008, respectively.  This compares to $64 million of cash flows used in operating activities and $325 million of cash used for capital expenditures for the six months ended June 30, 2007.

For the remainder of 2008, the Company expects its costs will continue to exceed its revenue. However, the Company generated positive cash flow from operations, net of capital expenditures, in the second quarter of 2008 and expects that this trend will continue during the remainder of 2008 and for the full year 2009. In addition, the Company expects Adjusted EBITDA to improve in 2008 to a range of $950 million to $1.1 billion. The expected improvement in Adjusted EBITDA and continued generation of cash flow from operations, net of capital expenditures, is based on estimated continued growth in Core Communications Services revenue, particularly Core Network Services revenue, improvements in service delivery times, synergies from integration activities and operating expense reductions.

Interest payments are expected to be slightly lower than the $545 million made in 2007 based on current debt outstanding, current interest rates on the Company’s variable rate debt and the financing and other capital markets transactions completed in 2007. Capital expenditures for 2008 are expected to be in the range of 11% to 12% of revenue and significantly lower than the $633 million in 2007 due to lower integration-related capital expenditures and the more efficient management of our capital expenditure requirements, including the re-use of equipment already installed in the network.  The Company expects to spend approximately $150 million to $200 million for base capital expenditures (estimated capital required to keep the network operating efficiently and product development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue.  The Company has contractual obligations relating to debt of approximately $366 million that matures in 2009 and $971 million that matures in 2010. The Company expects to refinance its 2010 debt maturities in advance of their respective maturity dates.

Level 3 had $666 million of cash, cash equivalents and marketable securities on hand at June 30, 2008. In addition, $124 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.  For example, on December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds received in the three months ended June 30, 2008 approximated $123 million after deducting transaction-related costs. An additional $1 million of transaction costs is expected to be paid by Level 3 in the second half of 2008. The sale transaction is subject to customary working capital and certain other post-closing valuation adjustments

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of several companies in 2006 and 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2008, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2008, was approximately 5.2%.

On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

The remaining, or unhedged, variable rate debt has a weighted average interest rate of 5.6% at June 30, 2008. A hypothetical increase in the weighted average rate by 1% (i.e. a weighted average rate of 6.6%) would increase annual interest expense of the Company by approximately $7.0 million. At June 30, 2008, the Company had $5.1 billion (excluding discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 7.8%.  A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

The Company operates telecommunications network businesses in Europe. As of June 30, 2008, the Company had invested significant amounts of capital in Europe for its communications businesses. The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.                                   Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  as of June 30, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 13 of the consolidated financial statements contained in Part I, Item 1, of this Form 10-Q.  This disclosure is hereby incorporated by reference to this Item 1.

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

•                  a substantial portion of Level 3’s cash flows will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $185 million for the six months ended June 30, 2008. Level 3 had deficiencies of earnings to cover fixed charges of $1.068 billion for the fiscal year ended December 31, 2007, $720 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, and $681 million for the fiscal year 2003.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of June 30, 2008, Level 3 had an aggregate of approximately $6.8 billion of long-term debt on a consolidated basis and including current maturities, and approximately $968 million of stockholders’ equity.

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

Item 4.        Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 20, 2008, the following matters were submitted to a vote:

1.                                       Election of 11 Directors to the Board of Directors of Level 3 Communications, Inc. for a one-year term until the 2009 Annual Meeting of Stockholders:

	In Favor	Withheld

James Q. Crowe	1,386,804,347	20,489,270
Douglas C. Eby	1,386,943,942	20,349,675
James O. Ellis, Jr.	1,387,768,905	19,524,712
Richard R. Jaros	1,379,697,061	27,596,556
Robert E. Julian	1,374,288,637	33,004,980
Michael J. Mahoney	1,388,084,533	19,209,084
Arun Netravali	1,387,024,833	20,268,784
John T. Reed	1,376,439,605	30,854,012
Walter Scott, Jr.	1,379,731,412	27,562,205
Michael B. Yanney	1,380,148,904	27,144,713
Albert C. Yates	1,382,173,269	25,120,348

Each of the 11 Directors was re-elected to the Board of Directors of Level 3 Communications, Inc. for a one year term.

2.                                       To approve the grant to the Level 3 Board of Directors of discretionary authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of four ratios:

Affirmative votes	1,242,721,112
Negative votes	161,319,881
Abstain	3,252,624
Broker non-vote	—

The proposal to grant the Board of Directors of Level 3 Communications, Inc. the discretionary authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of four ratios was approved.

3.                                       To approve an amendment removing the supermajority voting provisions in Level 3 Communications, Inc.’s Restated Certificate of Incorporation and By-laws:

Affirmative votes	1,377,046,972
Negative votes	26,251,141
Abstain	3,995,504
Broker non-vote	—

The proposal to eliminate the supermajority provisions in Level 3 Communications, Inc.’s Restated Certificate of Incorporation and By-laws was approved.

4.                                       To approve an amendment and restatement of Level 3 Communications, Inc.’s Restated Certificate of Incorporation:

Affirmative votes	1,104,180,817
Negative votes	7,412,642
Abstain	1,943,205
Broker non-vote	293,756,953

The proposal to amend and restate Level 3 Communications, Inc.’s Restated Certificate of Incorporation was approved.

Item 6.    Exhibits

Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1	Restated Certificate of Incorporation of Level 3 Communications, Inc. dated May 22, 2008 (Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 23, 2008).

3.3	Amended and Restated By-laws of Level 3 Communications, Inc. dated May 22, 2008 (Exhibit 3(ii) to the Registrant’ Current Report on Form 8-K filed May 23, 2008).

12	Statements Re Computation of Ratios

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 11, 2008	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer