Form 10-Q
period 2008-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2008-11-10
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of each class of the issuer’s common stock, as of October 31, 2008:

Common Stock:  1,611,053,938 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2008	2007	2008	2007

Revenue:
Communications	$1,054	$1,043	$3,192	$3,115
Coal mining	16	18	60	54
Total revenue	1,070	1,061	3,252	3,169

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	425	438	1,326	1,325
Coal mining	19	16	53	49
Total cost of revenue	444	454	1,379	1,374

Depreciation and amortization	233	249	707	717
Selling, general and administrative	387	415	1,204	1,283
Restructuring and impairment charges	2	1	13	7
Total costs and expenses	1,066	1,119	3,303	3,381
Operating Income (Loss)	4	(58)	(51)	(212)

Other Income (Expense):
Interest income	4	12	13	45
Interest expense	(133)	(138)	(400)	(441)
Gain on sale of business group, net	—	—	96	—
Gain (loss) on early extinguishment of debt	3	—	3	(427)
Other, net	2	6	9	10
Total other income (expense)	(124)	(120)	(279)	(813)
Loss Before Income Taxes	(120)	(178)	(330)	(1,025)

Income Tax Benefit (Expense)	—	4	(4)	2
Net Loss	$(120)	$(174)	$(334)	$(1,023)

Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Loss Per Share (in thousands)	1,558,719	1,534,029	1,551,151	1,511,173

Loss Per Share of Common Stock:
Basic and Diluted	$(0.08)	$(0.11)	$(0.22)	$(0.68)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in millions, except per share data)	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$582	$714
Marketable securities	5	9
Restricted cash and securities	3	10
Receivables, less allowances of $18 and $20	430	404
Other	114	88
Total Current Assets	1,134	1,225

Property, Plant and Equipment, net	6,354	6,669
Restricted Cash and Securities	124	117
Goodwill	1,419	1,421
Other Intangibles, net	583	680
Other Assets, net	119	142
Total Assets	$9,733	$10,254

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$316	$396
Current portion of long-term debt	328	32
Accrued payroll and employee benefits	89	97
Accrued interest	115	128
Current portion of deferred revenue	173	175
Other	121	144
Total Current Liabilities	1,142	972

Long-Term Debt, less current portion	6,435	6,832
Deferred Revenue, less current portion	737	763
Other Liabilities	616	617
Total Liabilities	8,930	9,184

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,561,139,915 issued and outstanding at September 30, 2008 and 1,537,862,685 issued and outstanding at December 31, 2007	16	15
Additional paid-in capital	11,087	11,004
Accumulated other comprehensive income	87	104
Accumulated deficit	(10,387)	(10,053)
Total Stockholders’ Equity	803	1,070
Total Liabilities and Stockholders’ Equity	$9,733	$10,254

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2008	2007

Cash Flows from Operating Activities:
Net loss	$(334)	$(1,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	707	717
Gain on sale of property, plant and equipment and other assets	(1)	(2)
Gain on sale of business group, net	(96)	—
(Gain) loss on debt extinguishment	(3)	427
Non-cash compensation expense attributable to stock awards	61	72
Non-cash impairment expenses	—	1
Amortization of debt issuance costs	12	11
Accreted interest on long-term debt discount	—	21
Accrued interest on long-term debt	(14)	(22)
Change in working capital items net of amounts acquired:
Receivables	(29)	(22)
Other current assets	(26)	(1)
Payables	(79)	(82)
Deferred revenue	(24)	24
Other current liabilities	(2)	(83)
Other, net	10	(1)
Net Cash Provided by Operating Activities	182	37

Cash Flows from Investing Activities:
Capital expenditures	(342)	(480)
Proceeds from sale of business group, net	121	—
Proceeds from sale of property, plant and equipment, and other assets	3	4
Proceeds from sales and maturities of marketable securities	—	288
(Increase) decrease in restricted cash and securities, net	(2)	15
Acquisitions, net of cash acquired	—	(668)
Other	2	—
Net Cash Used in Investing Activities	(218)	(841)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2008	2007

Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	$(98)	$(2,616)
Long-term debt borrowings, net of issuance costs	—	2,349
Proceeds from warrants and stock-based equity plans	—	26
Other	2	—
Net Cash Used in Financing Activities	(96)	(241)

Effect of Exchange Rates on Cash and Cash Equivalents	—	6

Net Change in Cash and Cash Equivalents	(132)	(1,039)

Cash and Cash Equivalents at Beginning of Period	714	1,681

Cash and Cash Equivalents at End of Period	$582	$642

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$402	$431
Income taxes paid	3	1

Noncash Investing and Financing Activities:
Common stock issued for acquisition	$—	$692
Equity issued to retire debt	—	879
Long-term debt retired by conversion to equity	—	702

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at December 31, 2007	$15	$11,004	$104	$(10,053)	$1,070

Common Equity:
Stock plan grants	1	56	—	—	57
401(k) plan	—	25	—	—	25
Other	—	2	—	—	2
Net Loss	—	—	—	(334)	(334)
Other Comprehensive Loss	—	—	(17)	—	(17)

Balances at September 30, 2008	$16	$11,087	$87	$(10,387)	$803

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007

Net Loss	$(120)	$(174)	$(334)	$(1,023)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency	(58)	33	(8)	109
Unrealized holding gain (loss) on available-for-sale investment	—	(13)	(4)	45
Unrealized holding gain (loss) on interest rate swaps	(8)	(30)	(5)	(2)
Other, net	—	—	—	5

Other Comprehensive Income (Loss) Before Income Tax	(66)	(10)	(17)	157

Income Tax Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income (Loss), Net of Income Taxes	(66)	(10)	(17)	157

Comprehensive Income (Loss)	$(186)	$(184)	$(351)	$(866)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swaps	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balances at December 31, 2007	$160	$(30)	$(26)	$104
Change	(8)	(9)	—	(17)
Balances at September 30, 2008	$152	$(39)	$(26)	$87

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

The Company acquired Broadwing Corporation (“Broadwing”) and the Content Delivery Network services business (“CDN Business”) of SAVVIS, Inc. in January 2007 and Servecast Limited (“Servecast”) in July 2007. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year 2008.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for financial assets and liabilities, as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations during the nine months ended September 30, 2008 or financial condition as of September 30, 2008.  The Company does not expect the adoption of the remaining portions of SFAS No. 157 to have a material effect on the Company consolidated results or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; and (5) capitalizing in-process research and development assets acquired. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company has not yet adopted SFAS No. 161.

On May 9, 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.  FSP APB 14-1 applies to certain of the Company’s convertible debt.  FSP APB 14-1 is effective for Level 3 beginning on January 1, 2009 and will be applied retrospectively to all quarterly and annual periods that will be presented in the Company’s consolidated financial statements. Early adoption of FSP APB 14-1 is not permitted. Although the Company is continuing to evaluate the effect of FSP APB 14-1, it is expected that the adoption of FSP APB 14-1 will significantly increase its non-cash interest expense and reduce basic and diluted earnings per share.

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

CDN Business Acquisition:  In January 2007, Level 3 completed the acquisition of the CDN Business of SAVVIS, Inc. Level 3 paid $133 million in cash (including transaction costs) to acquire the assets of the CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business. The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters. The Company paid this adjustment in April 2007.

Broadwing Acquisition:  In January 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $753 million of cash, including $9 million of transaction costs, and issued approximately 123 million shares of the Company’s common stock, valued at $688 million. As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to the acquisition. In the fourth quarter of 2007, the Company incurred additional transaction costs of $2 million related to the acquisition.

In connection with the acquisition of Broadwing, the Company guaranteed $180 million in aggregate principal amount of Broadwing’s 3.125% Convertible Senior Debentures due 2026 (the “Broadwing Debentures”) and the transaction included $24 million in capital lease obligations related primarily to a metro fiber IRU agreement. As of February 16, 2007, the holders of $179 million in aggregate principal amount of the Broadwing Debentures converted their Broadwing Debentures into a total of 17 million shares of Level 3 common stock and approximately $105 million in cash pursuant to the terms of the indenture governing the Broadwing Debentures and the agreement whereby Level 3 acquired Broadwing. The remaining $1 million in aggregate principal amount of the Broadwing Debentures was repurchased by Broadwing at 100% of par as required by the indenture governing the Broadwing Debentures.

Vyvx Advertising Distribution Business Disposition: On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs. The sale transaction is subject to customary working capital and certain other post-closing valuation adjustments.

The disposal of the Vyvx advertising distribution business did not meet the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for presentation as discontinued operations since the business was not considered an asset group.

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
$26

Revenue attributable to the Vyvx advertising distribution business totaled zero and $15 million for the three and nine months ended September 30, 2008, respectively, and $10 million and $25 million for the three and nine months ended September 30, 2007, respectively. The financial results, assets and liabilities of the Vyvx advertising distribution business are included in the Communications operating segment through the date of sale.

(3) Restructuring and Impairment Charges

Restructuring Charges

Activities related to the Company’s prior acquisition-related restructurings have been completed, with the exception of activities that will require the payment of approximately $1 million of accrued termination benefits that the Company expects to pay to former Broadwing employees during the fourth quarter of 2008.

Termination benefits attributable to Level 3 employees, including personnel from acquired companies that were not part of the established purchase price liability, are recorded as restructuring charges in the statement of operations once the employees are notified that their position will be eliminated and the termination benefit arrangements are communicated to the employee. For the three and nine months ended September 30, 2008, the Company recorded approximately $2 million and $13 million, respectively, in restructuring charges for affected employees. For the three and nine months ended September 30, 2007, the Company recorded approximately $1 million and $6 million, respectively, in restructuring charges for affected employees. As of September 30, 2008, the Company had less than $1 million of accrued termination benefits for those Level 3 employees terminated or notified.

The Company also has accrued contract termination costs of $45 million as of September 30, 2008, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. The Company expects to pay the majority of these costs through 2018. The Company incurred charges of approximately $2 million in the third quarter of 2008 as a result of revisions to the estimated cash flows for certain facility subleases.

(4) Loss Per Share

The Company had a loss from operations for the three and nine months ended September 30, 2008 and 2007. Therefore, the effect of the approximately 314 million and 315 million shares issuable pursuant to the convertible debt securities outstanding at September 30, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 56 million and 54 million outperform stock options, restricted stock units and warrants outstanding at September 30, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company does not have any SFAS No. 157 Level 3 assets or liabilities that are measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, net of accrued interest components, consisted of the following types of instruments as of September 30, 2008 (dollars in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)

Marketable Securities	$5	$—
Interest Rate Swap Liabilities (included in other non-current liabilities)	—	(42)
Total Assets (Liabilities) Measured at Fair Value	$5	$(42)

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

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $20 million and $65 million for the three and nine months ended September 30, 2008, respectively, and approximately $25 million and $79 million for the three and nine months ended September 30, 2007, respectively.

Depreciation expense was $209 million and $632 million for the three and nine months ended September 30, 2008, respectively, and $217 million and $627 million for the three and nine months ended September 30, 2007, respectively.

(7) Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2008 are as follows (dollars in millions):

		Coal
	Communications	Mining
	Segment	Segment	Total

Balance as of December 31, 2007	$1,421	$—	$1,421
Effect of foreign currency rate change and other	(2)	—	(2)
Balance as of September 30, 2008	$1,419	$—	$1,419

The Company segregates identifiable intangible assets acquired in a business combination from goodwill. Goodwill is not amortized but instead is evaluated for impairment at least annually in the fourth quarter, or more frequently if impairment indicators are present, using a fair value based test. The Company conducted its annual goodwill impairment analysis in the fourth quarter of 2007 and concluded its goodwill was not impaired.

(8) Other Intangibles, net

Acquisition-related identifiable intangible assets at September 30, 2008 and December 31, 2007 were as follows (dollars in millions, presented net of accumulated amortization):

	September 30,	December 31,
	2008	2007

Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$439	$524
Patents and Developed Technology	92	104
	531	628
Indefinite-Lived Intangible Assets:
Trademarks	32	32
Wireless Licenses	20	20
	$583	$680

Intangible asset amortization expense was $24 million and $75 million for the three and nine months ended September 30, 2008, respectively, and $32 million and $90 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2008 (remaining three months)	$23
2009	93
2010	92
2011	91
2012	69
Thereafter	163
$531

Indefinite-lived intangible assets are not amortized but instead are evaluated for impairment at least annually in the fourth quarter, or more frequently if impairment indicators are present, using a fair value based test.  The Company conducted its annual indefinite-lived impairment analysis in the fourth quarter of 2007, and evaluated the fair value of its tradenames after the conclusion of the sale of the Vvyx advertising distribution business during the second quarter of 2008, and concluded its indefinite-lived intangible assets were not impaired.

(9) Long-Term Debt

At September 30, 2008 and December 31, 2007, long-term debt was as follows:

(dollars in millions)	September 30, 2008	December 31, 2007
Senior Secured Term Loan due 2014	$1,400	$1,400
Senior Notes due 2008 (11.0%)	—	20
Senior Euro Notes due 2008 (10.75%)	—	5
Senior Notes due 2010 (11.5%)	13	13
Fair value adjustment on Senior Notes due 2010	—	(1)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (9.459% as of September 30, 2008)	6	6
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	9	10
Floating Rate Senior Notes due 2015 (6.845% as of September 30, 2008)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	275
Convertible Senior Notes due 2012 (3.5%)	335	335

Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	323	362
Convertible Subordinated Notes due 2010 (6.0%)	482	514
Commercial Mortgage due 2010 (6.86%)	69	69
Capital leases	36	41
	6,763	6,864
Less current portion	(328)	(32)
	$6,435	$6,832

On March 13, 2007, Level 3, as guarantor, Level 3 Financing, Inc. (“Level 3 Financing”), a wholly owned subsidiary of the Company, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan (“Senior Secured Term Loan due 2014”) to Level 3 Financing.  The term loan matures on March 13, 2014 and has an interest rate of London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.25% per annum.  The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest rate period and may elect different options with respect to different portions of the affected borrowing.  The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 5.04% as of September 30, 2008. The interest rate on the remaining $400 million of the Senior Secured Term Loan due 2014 currently is reset monthly and was 4.74% as of September 30, 2008.  As of December 31, 2007, the interest rate on the entire $1.4 billion of the Senior Secured Term Loan due 2014 was 7.49%.

2008 Debt Repayment and Repurchases

During March 2008, Level 3 Communications, Inc. repaid the remaining $20 million of outstanding 11% Senior Notes and $6 million (€4 million) of outstanding 10.75% Senior Euro Notes.

In September 2008, in various transactions, the Company repurchased $39 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 at discounts to the principal amount and recognized a net gain on extinguishment of debt of $1 million. Unamortized debt issuance costs totaled less than $1 million and accrued interest paid at the time of repurchase totaled less than $1 million.

In September 2008, the Company repurchased $32 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 at a discount to the principal amount and recognized a net gain on extinguishment of debt of $2 million. Unamortized debt issuance costs totaled less than $1 million and accrued interest paid at the time of repurchase totaled $1 million.

There were no other debt repayments during the quarter ended September 30, 2008 other than regularly scheduled capital lease and commercial mortgage payments.

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

The fair value of the interest rate swap agreements was negative $42 million as of September 30, 2008. The change in the fair value of the interest rate swap agreements is reflected in Other Comprehensive Income due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt.

Debt Maturities

At September 30, 2008, the Company’s contractual obligations related to debt, including its commercial mortgage and capital leases and excluding issue discounts, premiums and fair value adjustments is as follows (in millions):

2008 (remaining three months)	$2
2009	327
2010	939
2011	631
2012	337
Thereafter	4,520
$6,756

(10) Employee Benefit Plans

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007

OSO	$3	$7	$10	$25
Restricted Stock	8	10	29	25
401(k) Match Expense	7	7	23	23
	18	24	62	73
Capitalized Non-Cash Compensation	—	—	(1)	(1)
	$18	$24	$61	$72

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of customers or development of business support systems. As of September 30, 2008, there were 15.6 million Outperform Stock Option (“OSO”) units outstanding and there were 8.7 million exercisable (“vested”) OSOs outstanding.  As of September 30, 2008, there were 23.9 million nonvested restricted stock and restricted stock units outstanding.

(11) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for uncertain tax positions. The Company’s liability for uncertain tax positions totaled $16 million at September 30, 2008 and $18 million at December 31, 2007. During the first nine months of 2008, the Company increased the liability for uncertain tax positions by $3 million to reflect liabilities for uncertain tax positions and decreased the liability by $2 million for matters settled during the period and decreased the liability by $3 million for changes in estimates of uncertain tax positions. All of these amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable.

The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available. During the third quarter of 2008, the Company and the Internal Revenue Service settled an income tax audit for years 1999 through 2001 in addition to 1996 interest issues resulting in a refund of $1 million to the Company. In addition, the Internal Revenue Service has commenced an examination of certain adjustments to the Company’s U.S. income tax returns for 2002 resulting from final resolution of the 1999 through 2001 audit. The Company is currently under audit by taxing authorities in the United Kingdom for tax years 2002 through 2004 and in France for tax years 2005 through 2006.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations. The Company’s liability for uncertain tax positions includes approximately $10 million and $9 million of accrued interest and penalties at September 30, 2008 and December 31, 2007, respectively.

Included in the balance at September 30, 2008 and December 31, 2007, is $2 million and $3 million, respectively, of uncertain tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets acquired and/or liabilities assumed and therefore, would not affect the annual effective income tax rate.

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

The data presented in the following tables includes information for the three and nine months ended September 30, 2008 and 2007 for all statement of operations and cash flow information presented, and as of September 30, 2008 and December 31, 2007 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and related expenses are attributed to countries based on where services are provided.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended September 30, 2008
Revenue:
North America	$968	$16	$—	$984
Europe	86	—	—	86
	$1,054	$16	$—	$1,070
Adjusted EBITDA:
North America	$227	$(2)	$—
Europe	30	—	—
	$257	$(2)	$—
Capital Expenditures:
North America	$105	$1	$—	$106
Europe	17	—	—	17
	$122	$1	$—	$123
Depreciation and Amortization:
North America	$209	$2	$—	$211
Europe	22	—	—	22
	$231	$2	$—	$233

Nine Months Ended September 30, 2008
Revenue:
North America	$2,946	$60	$—	$3,006
Europe	246	—	—	246
	$3,192	$60	$—	$3,252
Adjusted EBITDA:
North America	$632	$5	$(3)
Europe	83	—	—
	$715	$5	$(3)
Capital Expenditures:
North America	$297	$3	$—	$300
Europe	42	—	—	42
	$339	$3	$—	$342
Depreciation and Amortization:
North America	$639	$5	$—	$644
Europe	63	—	—	63
	$702	$5	$—	$707

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended September 30, 2007
Revenue:
North America	$976	$18	$—	$994
Europe	67	—	—	67
	$1,043	$18	$—	$1,061
Adjusted EBITDA:
North America	$196	$2	$(2)
Europe	19	—	—
	$215	$2	$(2)
Capital Expenditures:
North America	$136	$2	$—	$138
Europe	17	—	—	17
	$153	$2	$—	$155
Depreciation and Amortization:
North America	$228	$2	$—	$230
Europe	19	—	—	19
	$247	$2	$—	$249

Nine Months Ended September 30, 2007
Revenue:
North America	$2,933	$54	$—	$2,987
Europe	182	—	—	182
	$3,115	$54	$—	$3,169
Adjusted EBITDA:
North America	$529	$4	$(3)
Europe	48	—	—
	$577	$4	$(3)
Capital Expenditures:
North America	$436	$2	$—	$438
Europe	42	—	—	42
	$478	$2	$—	$480
Depreciation and Amortization:
North America	$658	$5	$—	$663
Europe	54	—	—	54
	$712	$5	$—	$717

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Total Assets
September 30, 2008
North America	$8,693	$119	$12	$8,824
Europe	909	—	—	909
	$9,602	$119	$12	$9,733
December 31, 2007
North America	$9,198	$115	$11	$9,324
Europe	930	—	—	930
	$10,128	$115	$11	$10,254

Long-Lived Assets (excluding Goodwill)
September 30, 2008
North America	$6,317	$82	$—	$6,399
Europe	781	—	—	781
	$7,098	$82	$—	$7,180
December 31, 2007
North America	$6,715	$75	$—	$6,790
Europe	818	—	—	818
	$7,533	$75	$—	$7,608

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

	Core Communications Services	Other Communications Services	Total
	(dollars in millions)

Communications Revenue
Three Months Ended September 30, 2008
North America	$878	$90	$968
Europe	86	—	86
	$964	$90	$1,054

Nine Months Ended September 30, 2008
North America	$2,648	$298	$2,946
Europe	246	—	246
	$2,894	$298	$3,192

Three Months Ended September 30, 2007
North America	$842	$134	$976
Europe	67	—	67
	$909	$134	$1,043

Nine Months Ended September 30, 2007
North America	$2,487	$446	$2,933
Europe	180	2	182
	$2,667	$448	$3,115

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

The Company believes that the alignment around customer markets within Core Communications Services should allow it to drive growth while enabling it to better focus on the needs of the customers. Each of these groups is supported by dedicated sales and marketing employees. Each of these groups is also supported by centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors. There were no material classification of customer changes within the market groups for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Core Communications Services revenue by market group was as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$539	56%	$1,628	56%
Business Markets Group	241	25%	722	25%
Content Markets Group	98	10%	298	10%
European Markets Group	86	9%	246	9%
Total Core Communications Services	$964	100%	$2,894	100%

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$506	56%	$1,509	57%
Business Markets Group	240	26%	702	26%
Content Markets Group	96	11%	275	10%
European Markets Group	67	7%	181	7%
Total Core Communications Services	$909	100%	$2,667	100%

The following information provides a reconciliation of net income (loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(118)	$(4)	$2
Income Tax Provision	—	—	—
Total Other (Income) Expense	126	—	(2)
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	231	2	—
Non-Cash Compensation Expense	18	—	—
Adjusted EBITDA	$257	$(2)	$—

Nine Months Ended September 30, 2008

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(334)	$—	$—
Income Tax Provision	3	—	1
Total Other (Income) Expense	283	—	(4)
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	702	5	—
Non-Cash Compensation Expense	61	—	—
Adjusted EBITDA	$715	$5	$(3)

Three Months Ended September 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(178)	$—	$4
Income Tax Provision	2	—	(6)
Total Other (Income) Expense	120	—	—
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	247	2	—
Non-Cash Compensation Expense	24	—	—
Adjusted EBITDA	$215	$2	$(2)

Nine Months Ended September 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(1,024)	$(2)	$3
Income Tax Provision	3	1	(6)
Total Other (Income) Expense	813	—	—
Non-Cash Impairment Charge	1	—	—
Depreciation and Amortization Expense	712	5	—
Non-Cash Compensation Expense	72	—	—
Adjusted EBITDA	$577	$4	$(3)

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2008, Level 3 had outstanding letters of credit of approximately $29 million, which are collateralized by cash, which is reflected on the consolidated balance sheet as restricted cash.

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

The Condensed Consolidating Balance Sheet as of December 31, 2007 has been reclassified within the Level 3 Financing Inc. entity and Other Subsidiaries, to reflect the transfer between entities of the $37 million interest rate swap liability and to reclassify the liability from Other Assets, net to Other Liabilities. These changes did not have any effect on the Level 3 Consolidated Balance Sheet as of December 31, 2007 or affect the financial results for the year ended December 31, 2007.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$429	$—	$703	$(62)	$1,070
Costs and Expenses:
Cost of Revenue	—	—	174	—	329	(59)	444
Depreciation and Amortization	—	—	91	—	142	—	233
Selling, General and Administrative	—	—	307	—	83	(3)	387
Restructuring and Impairment Charges	—	—	2	—	—	—	2
Total Costs and Expenses	—	—	574	—	554	(62)	1,066
Operating Income (Loss)	—	—	(145)	—	149	—	4

Other Income (Expense):
Interest Income	—	1	3	—	—	—	4
Interest Expense	(39)	(91)	—	—	(3)	—	(133)

Interest Income (Expense) Affiliates, net	280	277	(574)	—	17	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(363)	(550)	103	—	—	810	—
Other Income (Expense), net	2	—	2	—	1	—	5
Other Income (Expense)	(120)	(363)	(466)	—	15	810	(124)

Income (Loss) Before Income Taxes	(120)	(363)	(611)	—	164	810	(120)

Income Tax (Expense) Benefit	—	—	(1)	—	1	—	—
Net Income (Loss)	$(120)	$(363)	$(612)	$—	$165	$810	$(120)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,275	$—	$2,139	$(162)	$3,252
Costs and Expenses:
Cost of Revenue	—	—	510	—	1,023	(154)	1,379
Depreciation and Amortization	—	—	271	—	436	—	707
Selling, General and Administrative	1	—	972	—	239	(8)	1,204
Restructuring and Impairment Charges	—	—	13	—	—	—	13
Total Costs and Expenses	1	—	1,766	—	1,698	(162)	3,303
Operating Income (Loss)	(1)	—	(491)	—	441	—	(51)

Other Income (Expense):
Interest Income	—	1	9	—	3	—	13
Interest Expense	(118)	(275)	—	(1)	(6)	—	(400)

Interest Income (Expense) Affiliates, net	595	828	(1,467)	—	44	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(809)	(1,363)	426	—	—	1,746	—
Other Income (Expense), net	(1)	—	6	—	103	—	108
Other Income (Expense)	(333)	(809)	(1,026)	(1)	144	1,746	(279)

Income (Loss) Before Income Taxes	(334)	(809)	(1,517)	(1)	585	1,746	(330)

Income Tax Expense	—	—	(3)	—	(1)	—	(4)
Net Income (Loss)	$(334)	$(809)	$(1,520)	$(1)	$584	$1,746	$(334)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$357	$—	$746	$(42)	$1,061
Costs and Expenses:
Cost of Revenue	—	—	136	—	357	(39)	454
Depreciation and Amortization	—	—	86	—	163	—	249
Selling, General and Administrative	—	—	331	—	87	(3)	415
Restructuring and Impairment Charges	—	—	1	—	—	—	1
Total Costs and Expenses	—	—	554	—	607	(42)	1,119
Operating Income (Loss)	—	—	(197)	—	139	—	(58)

Other Income (Expense):
Interest Income	—	1	10	—	1	—	12
Interest Expense	(39)	(96)	—	—	(3)	—	(138)

Interest Income (Expense) Affiliates, net	189	251	(456)	—	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(323)	(479)	121	—	—	681	—
Other Income (Expense), net	(1)	—	2	—	5	—	6
Other Income (Expense)	(174)	(323)	(323)	—	19	681	(120)

Income (Loss) Before Income Taxes	(174)	(323)	(520)	—	158	681	(178)

Income Tax Benefit	—	—	—	—	4	—	4
Net Income (Loss)	$(174)	$(323)	$(520)	$—	$162	$681	$(174)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,057	$27	$2,229	$(144)	$3,169
Costs and Expenses:
Cost of Revenue	—	—	405	—	1,079	(110)	1,374
Depreciation and Amortization	—	—	256	—	461	—	717
Selling, General and Administrative	2	—	996	27	292	(34)	1,283
Restructuring and Impairment Charges	—	—	6	—	1	—	7
Total Costs and Expenses	2	—	1,663	27	1,833	(144)	3,381
Operating Income (Loss)	(2)	—	(606)	—	396	—	(212)

Other Income (Expense):
Interest Income	1	1	37	—	6	—	45
Interest Expense	(162)	(270)	—	(1)	(8)	—	(441)

Interest Income (Expense) Affiliates, net	589	725	(1,361)	—	47	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,049)	(1,477)	344	—	—	2,182	—
Other Income (Expense), net	(400)	(28)	6	—	5	—	(417)
Other Income (Expense)	(1,021)	(1,049)	(974)	(1)	50	2,182	(813)

Income (Loss) Before Income Taxes	(1,023)	(1,049)	(1,580)	(1)	446	2,182	(1,025)

Income Tax Benefit	—	—	—	—	2	—	2
Net Income (Loss)	$(1,023)	$(1,049)	$(1,580)	$(1)	$448	$2,182	$(1,023)

Condensed Consolidating Balance Sheets

September 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$17	$482	$—	$81	$—	$582
Marketable securities	—	—	—	—	5	—	5
Restricted cash and securities	—	—	2	—	1	—	3
Receivables, net	—	—	77	—	353	—	430
Due from (to) affiliates	11,001	9,102	(22,267)	18	2,146	—	—
Other	7	8	56	—	43	—	114
Total Current Assets	11,010	9,127	(21,650)	18	2,629	—	1,134
Property, Plant and Equipment, net	—	—	3,187	—	3,167	—	6,354
Restricted Cash and Securities	18	—	25	—	81	—	124
Goodwill and Other Intangibles, net	—	—	138	—	1,864	—	2,002
Investment in Subsidiaries	(7,723)	(12,597)	4,481	—	—	15,839	—
Other Assets, net	9	79	15	—	16	—	119

Total Assets	$3,314	$(3,391)	$(13,804)	$18	$7,757	$15,839	$9,733

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$114	$—	$202	$—	$316
Current portion of long-term debt	323	—	—	1	4	—	328
Accrued payroll and employee benefits	—	—	82	—	7	—	89
Accrued interest	37	78	—	—	—	—	115
Current portion of deferred revenue	—	—	94	—	79	—	173
Other	—	1	62	—	58	—	121
Total Current Liabilities	360	79	352	1	350	—	1,142

Long-Term Debt, less current portion	2,118	4,216	—	19	82	—	6,435
Deferred Revenue, less current portion	—	—	633	—	104	—	737
Other Liabilities	33	42	212	—	329	—	616
Stockholders’ Equity (Deficit)	803	(7,728)	(15,001)	(2)	6,892	15,839	803

Total Liabilities and Stockholders’ Equity (Deficit)	$3,314	$(3,391)	$(13,804)	$18	$7,757	$15,839	$9,733

Condensed Consolidating Balance Sheets

December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$588	$—	$99	$—	$714
Marketable securities	8	—	—	—	1	—	9
Restricted cash and securities	—	—	7	—	3	—	10
Receivables, net	—	—	80	—	324	—	404
Due from (to) affiliates	10,575	8,549	(20,897)	20	1,753	—	—
Other	7	8	32	—	41	—	88
Total Current Assets	10,590	8,584	(20,190)	20	2,221	—	1,225
Property, Plant and Equipment, net	—	—	3,256	—	3,413	—	6,669
Restricted Cash and Securities	18	—	24	—	75	—	117
Goodwill and Other Intangibles, net	—	—	151	—	1,950	—	2,101
Investment in Subsidiaries	(6,951)	(11,270)	4,481	—	—	13,740	—
Other Assets, net	16	84	17	—	25	—	142

Total Assets	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$170	$—	$226	$—	$396
Current portion of long-term debt	25	—	—	1	6	—	32
Accrued payroll and employee benefits	—	—	88	—	9	—	97
Accrued interest	33	95	—	—	—	—	128
Current portion of deferred revenue	—	—	91	—	84	—	175
Other	—	—	47	—	97	—	144
Total Current Liabilities	58	95	396	1	422	—	972

Long-Term Debt, less current portion	2,511	4,217	—	20	84	—	6,832
Deferred Revenue, less current portion	—	—	644	—	119	—	763
Other Liabilities	34	37	208	—	338	—	617
Stockholders’ Equity (Deficit)	1,070	(6,951)	(13,509)	(1)	6,721	13,740	1,070

Total Liabilities and Stockholders’ Equity (Deficit)	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(110)	$(284)	$(194)	$(1)	$771	$—	$182

Cash Flows from Investing Activities:
Capital expenditures	—	—	(126)	—	(216)	—	(342)
Proceeds from sale of business group, net	—	—	—	—	121	—	121
(Increase) decrease in restricted cash and securities, net	—	—	3	—	(5)	—	(2)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	2	—	3
Other	—	—	2	—	—	—	2
Net Cash Used in Investing Activities	—	—	(120)	—	(98)	—	(218)

Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	(95)	—	—	—	(3)	—	(98)
Increase (decrease) due from affiliates, net	205	274	208	1	(688)	—	—
Other	2	—	—	—	—	—	2
Net Cash Provided by (Used in) Financing Activities	112	274	208	1	(691)	—	(96)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	2	(10)	(106)	—	(18)	—	(132)

Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$2	$17	$482	$—	$81	$—	$582

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(202)	$(221)	$(208)	$(14)	$682	$—	$37

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	53	—	288
Decrease in restricted cash and securities, net	—	—	2	—	13	—	15
Capital expenditures	—	—	(203)	—	(277)	—	(480)
Acquisitions, net of cash acquired	—	—	(885)	—	217	—	(668)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	2	—	4
Net Cash Provided by (Used in) Investing Activities	235	—	(1,084)	—	8	—	(841)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,349	—	—	—	—	2,349
Payments on and repurchases of long-term debt	(1,619)	(887)	—	—	(110)	—	(2,616)
Proceeds from warrants and stock-based equity plans	26	—	—	—	—	—	26
Increase (decrease) due from affiliates, net	1,545	(1,227)	236	14	(568)	—	—
Net Cash Provided by (Used in) Financing Activities	(48)	235	236	14	(678)	—	(241)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	4	—	6
Net Change in Cash and Cash Equivalents	(15)	14	(1,054)	—	16	—	(1,039)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$—	$26	$538	$—	$78	$—	$642

(15) Subsequent Event

On multiple dates in early October 2008, the Company entered into exchange agreements with holders of various issues of its convertible debt and issued approximately 47.6 million shares of Level 3 common stock in exchange for approximately $108 million aggregate principal amount of its convertible debt securities. These transactions were considered to be induced conversions in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt — An Amendment of APB Opinion No. 26” (“SFAS No. 84”) and as a result, it is expected that Level 3 will record a non-cash loss in the fourth quarter of 2008 on the exchange of the $108 million aggregate principal amount of convertible debt securities of approximately $44 million consisting of $43 million of debt conversion expense and $1 million of previously capitalized debt issuance costs. The expected loss will be recorded in other income (expense).

The fourth quarter 2008 exchange transactions consisted of the following:

•                  $18 million of 6% Convertible Subordinated Notes due 2009;

•                  $47 million of 10% Convertible Senior Notes due 2011;

•                  $19 million of 2.875% Convertible Senior Notes due 2010;

•                  $15 million of 5.25% Convertible Senior Notes due 2011; and

•                  $9 million of 3.5% Convertible Senior Notes due 2012.

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

Communications revenue consists of:

•                  Core Communications Services

•                  Other Communications Services

The two categories of Communications revenue are in different phases of the service life cycle, requiring different levels of investment and focus, and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its Other Communications Services. Core Communications Services includes revenue from Core Network Services and Wholesale Voice Services.  Core Network Services includes revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx broadcast services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.  Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement”, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

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

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.  This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings.  VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email. The Company believes that one of the largest sources of future incremental demand for the Company’s Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet.  Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service, resulting in growth in absolute revenue. The Company has experienced price compression in the high-speed IP market of approximately 30% and expects that its pricing for high-speed IP services will continue to decline during the remainder of 2008 at similar rates.

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

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network services business (“CDN Business”) of SAVVIS, which it purchased in January 2007 from SAVVIS, and the acquisition of Dublin, Ireland based Servecast Ltd., which it purchased in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property.  Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

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

The Company’s Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, has been implementing a strategic change in its approach to its dial-up internet access business over the past few years that has accelerated the loss of its dial-up subscribers. During 2007, America Online’s strategy accelerated the decline in managed modem revenue and is contributing to further declines in managed modem revenue in 2008. The declines in managed modem revenue from America Online have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business. Level 3 believes that the low-cost structure of its network will enable it to compete aggressively for new business in the declining managed modem market.

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

During the second quarter of 2008, the gross margin commitment on the SBC Master Services Agreement was satisfied, however AT&T, Inc. (AT&T), which merged with SBC in 2005, continues to purchase services from Level 3 as it continues to migrate the services provided under the agreement to its own network facilities.

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

•                  achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

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

•                  managing cash flows provided by its Other Communications Services; and

•                  refinancing its future debt maturities.

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

Recent uncertainty in the global financial markets and economy could cause customers to defer purchases of Level 3’s services or reduce demand for the Company’s services, which could cause the Company’s revenue and cash flows to be negatively affected.

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

The Company has taken steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company saw improvements in its service management during the fourth quarter of 2007 and the first nine months of 2008.  Additionally, the Company believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts which have and are expected to further address the service activation and service management issues of systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track, with certain components deployed in the fourth quarter of 2007 and first nine months of 2008 and additional deployments scheduled through the end of 2008. While the operational benefits vary for each project, the Company expects to realize continued improvements in its operating environment during the remainder of 2008.

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

Core Communications Services revenue by market group was as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$539	56%	$1,628	56%
Business Markets Group	241	25%	722	25%
Content Markets Group	98	10%	298	10%
European Markets Group	86	9%	246	9%
Total Core Communications Services	$964	100%	$2,894	100%

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(dollars in millions)	$	%	$	%

Wholesale Markets Group	$506	56%	$1,509	57%
Business Markets Group	240	26%	702	26%
Content Markets Group	96	11%	275	10%
European Markets Group	67	7%	181	7%
Total Core Communications Services	$909	100%	$2,667	100%

The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors. There were no material classification of customer changes within the market groups for the three and nine month periods ended September 30, 2008 and 2007, respectively.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt and optimizing the effective interest rate on its outstanding debt.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for financial assets and liabilities, as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS No. 157 did not have a material effect on the Company’s consolidated results of operations during the nine months ended September 30, 2008 or financial condition as of September 30, 2008.  The Company does not expect the adoption of the remaining portions of SFAS No. 157 to have a material effect on the Company consolidated results or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date.  SFAS No. 141R will change the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; and (5) capitalizing in-process research and development assets acquired. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company has not yet adopted SFAS No. 161.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2008	2007	%	2008	2007	%

Revenue:
Communications	$1,054	$1,043	1%	$3,192	$3,115	2%
Coal mining	16	18	-11%	60	54	11%
Total revenue	1,070	1,061	1%	3,252	3,169	3%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):

Cost of revenue:
Communications	425	438	-3%	1,326	1,325	0%
Coal mining	19	16	19%	53	49	8%
Total cost of revenue	444	454	-2%	1,379	1,374	0%

Depreciation and amortization	233	249	-6%	707	717	-1%
Selling, general and administrative	387	415	-7%	1,204	1,283	-6%
Restructuring and impairment charges	2	1	100%	13	7	86%
Total costs and expenses	1,066	1,119	-5%	3,303	3,381	-2%
Operating Income (Loss)	4	(58)	107%	(51)	(212)	-76%

Other Income (Expense):
Interest income	4	12	-67%	13	45	-71%
Interest expense	(133)	(138)	-4%	(400)	(441)	-9%
Gain on sale of business group	—	—	—	96	—	—
Gain (loss) on early extinguishment of debt, net	3	—	—	3	(427)	101%
Other, net	2	6	-67%	9	10	-10%
Total other income (expense)	(124)	(120)	3%	(279)	(813)	-66%
Loss Before Income Taxes	(120)	(178)	-33%	(330)	(1,025)	-68%

Income Tax (Expense) Benefit	—	4	-100%	(4)	2	-300%

Net Loss	$(120)	$(174)	-31%	$(334)	$(1,023)	-67%

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Communications revenue attributable to each of these services is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2008	2007	%	2008	2007	%

Core Communications Services
Core Network Services	$791	$756	5%	$2,362	$2,211	7%
Wholesale Voice Services	173	153	13%	532	456	17%
Total Core Communication Services	964	909	6%	2,894	2,667	9%
Other Communication Services	90	134	-33%	298	448	-33%
Total Communications	$1,054	$1,043	1%	$3,192	$3,115	2%

Comparisons of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007

Communications Revenue increased 1% in the third quarter of 2008 compared to the third quarter of 2007 and increased 2% in the nine months ended September 30, 2008 compared to the same period in 2007. Contributing to these increases in Communications revenue was an increase in Core Communications Services revenue in both the third quarter of 2008 and the nine months ended September 30, 2008 compared to the same periods in 2007. These increases in Core Communications Services revenue are the result of a combination of growth in the Company’s Core Network Services and Wholesale Voice Services.

The Company experienced growth across several services in the third quarter of 2008 and nine months ended September 30, 2008 compared to the same periods in 2007, including infrastructure, colocation, metro wavelengths and private line transport services, IP, data, including CDN services, local inbound voice services and Vyvx broadcast services within Core Network Services.  The Company also continues to experience strong demand for infrastructure and transport services for complex nationwide solutions and colocation capacity in large markets. Vyvx broadcast revenue increased primarily as a result of the proliferation of high definition sports, news and entertainment programming. Partially offsetting the increase in Core Network Services revenue was lower Vyvx advertising distribution revenue. On June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore only recorded Vyvx advertising distribution revenue in 2008 from January 1, 2008 through June 5, 2008, the date of sale. Revenue attributable to the Vyvx advertising distribution business was zero for the third quarter of 2008 compared to $10 million for the third quarter of 2007 and $15 million in the nine months ended September 30, 2008 compared to $25 million in the nine months ended September 30, 2007.

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

Other Communications Revenue declined to $90 million in the third quarter of 2008 from $134 million in third quarter of 2007 and decreased to $298 million for the nine months ended September 30, 2008 from $448 million for the same period in 2007.  The decreases are primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions in 2009 as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the third quarter and first nine months of 2008 compared to the same periods in 2007 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services.

Also contributing to the decrease was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network and the satisfaction by SBC of its gross margin commitment under the SBC Master Services Agreement in the second quarter of 2008.

Coal mining revenue decreased to $16 million in the third quarter 2008 from $18 million in the third quarter 2007 primarily as a result of lower contractual selling prices with customers based on their purchasing volumes. The Company expects to experience similar pricing pressure in the fourth quarter of 2008 based on its contractual agreements with its customers.

Coal mining revenue increased to $60 million for the nine months ended September 30, 2008 from $54 million for the same period in 2007 primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company.  The Company does not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in the first quarter of 2008.

Cost of Revenue for the communications business, as a percentage of communications revenue, was 40.3% for the third quarter of 2008 compared to 42.0% for the third quarter of 2007 and 41.5% for the nine months ended September 30, 2008 compared to 42.5% for the same period in 2007.  The decreases are primarily attributable to the synergies derived from acquisitions.  During 2007 and the first part of 2008, the Company was able to eliminate the costs associated with duplicate circuits serving the same markets. Also contributing to the decreases was the continued reduction in Other Communications Services revenue, in particular, SBC Contract Services revenue. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue and managed modem and reciprocal compensation from managed modem revenue.  Partially offsetting these decreases were increases in Wholesale Voice Services revenue as a percentage of total communications revenue.  The incremental gross margins for Wholesale Voice Services revenue are approximately 30% versus 80% for Core Network Services revenue.

Coal mining cost of revenue approximated 119% of coal mining revenue for the third quarter of 2008 and 89% for the same period in 2007. The increase in coal mining cost of revenue as a percentage of coal mining revenue for the third quarter of 2008 is the result of lower selling prices and an increase in energy costs to mine the coal.

Coal mining cost of revenue decreased to 88% of coal mining revenue for the nine months ended September 30, 2008 compared to 91% in the same period of 2007 primarily due to the buyout by a coal customer of future coal purchase commitments resulting in revenue with no associated costs in the first quarter of 2008.

Depreciation and Amortization expense decreased 6% to $233 million for the third quarter of 2008 from $249 million in the third quarter of 2007. The decrease is primarily attributable to reduced depreciation and amortization expense associated with shorter-lived tangible and intangible communications assets becoming fully depreciated or amortized in 2008 and reduced amortization expense on intangible assets due to the useful lives and valuation changes made in the fourth quarter of 2007. In addition, $22 million of carrying value of amortizable intangible assets were disposed of in the Vyvx advertising distribution sale, which also contributed to lower amortization expense in the third quarter of 2008.

Depreciation and amortization expense decreased 1% to $707 million for the nine months ended September 30, 2008 compared to $717 million for the same period in 2007 and the Company expects depreciation and amortization expense to decrease in 2008 on an overall basis compared to 2007 primarily as a result of the factors described in the preceding paragraph.

Selling, General and Administrative expenses decreased 7% to $387 million in the third quarter of 2008 compared to $415 million in the third quarter of 2007 and decreased 6% to $1.2 billion for the nine months ended September 30, 2008 compared to $1.3 billion for the same period in 2007. These decreases are primarily attributable to the synergies that have been achieved as a result of acquisition integration efforts and the Company’s focus on reducing operating expenses. Specifically, decreases in employee compensation and related costs, professional fees and vendor services, and facilities-based expenses have all contributed to the decreases in selling, general and administrative expenses in the third quarter and first nine months of 2008, respectively.  Included in selling, general and administrative expenses for the third quarter of 2008 and 2007 were $18 million and $24 million, respectively, of non-cash, stock-based compensation expenses. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $61 million and $72 million, respectively, of non-cash, stock-based compensation expenses.

The Company expects selling, general and administrative expenses to decrease in 2008 on an overall basis compared to 2007 as a result of reduced integration costs, reductions in headcount related to restructuring activities and expected business process and system efficiencies.

Restructuring and Impairment Charges increased to $2 million in the third quarter of 2008 from $1 million in the third quarter of 2007 and increased to $13 million for the nine months ended September 30, 2008 compared to $7 million for the same period in 2007 as a result of an increase in costs associated with employee terminations. See Note 3 of the Notes to Consolidated Financial Statements for more details.

The Company expects to continue to record restructuring charges during the remainder of 2008 in connection with the continued integration of businesses acquired in 2006 and 2007 and as a result of the deployment of improved business processes and systems during 2008 that should result in additional headcount reductions.

To the extent that impairment indicators are present that suggest the carrying amount of the Company’s long-lived assets, including goodwill, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company’s long-lived assets, including goodwill, to its estimated fair value.

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

Adjusted EBITDA for the communications business was $257 million for the third quarter of 2008 compared to $215 million for the third quarter of 2007 and $715 million for the nine months ended September 30, 2008 compared to $577 million for the same period in 2007. The increases in Adjusted EBITDA for the communications business are primarily attributable to the growth in the Company’s Core Communications Services revenue and the benefits of continued operating expense reductions from integration activities, partially offset by declines in Other Communications Services revenue.

The Company continues to expect Adjusted EBITDA to increase in 2008 compared to 2007 to a range of $980 million to $1.0 billion.  The expected increase in Adjusted EBITDA is based on continued growth in Core Communications Services revenue, the realization of synergies from integration activities and operating expense reductions.

Interest Income decreased to $4 million in the third quarter of 2008 from $12 million in the third quarter of 2007 and decreased to $13 million for the nine months ended September 30, 2008 compared to $45 million for the same period in 2007. The decreases in interest income were primarily due to a decrease in the Company’s average invested cash balances and a decrease in the average returns on the portfolio. The Company’s average return on its portfolio decreased to 2.0% in the third quarter of 2008 compared to 4.9% in the third quarter of 2007. The average portfolio balance decreased to $788 million in the third quarter of 2008 compared to $822 million in third quarter of 2007. The Company’s average return on its portfolio decreased to 2.4% in the first nine months of 2008 compared to 5.0% in the first nine months of 2007. The average portfolio balance decreased to $734 million in the first nine months of 2008 compared to $1.1 billion in the first nine months of 2007.

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

Interest Expense decreased 4% to $133 million in the third quarter of 2008 from $138 million in the third quarter of 2007. Interest expense decreased primarily as a result of a decrease in interest rates on the Company’s unhedged variable rate debt. Interest rates on the Company’s unhedged variable rate debt approximated 5.7% for the three months ended September 30, 2008 and 8.3% for the three months ended September 30, 2007. Interest expense also decreased as a result of the third quarter 2008 debt repurchases. See Note 9 of the Notes to Consolidated Financial Statements for more details.

Interest expense decreased 9% to $400 million for the nine months ended September 30, 2008 from $441 million for the same period in 2007. Interest expense decreased primarily as a result of the refinancing activities that were completed by the Company in the first quarter of 2007. The overall reduction in interest expense is the net result of the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchase transactions:

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

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Gain on Sale of Business Group totaled $96 million for the nine months ended September 30, 2008 compared to zero for the same periods in 2007. On December 19, 2007, Level 3 announced that it had reached a definitive agreement to sell the Vyvx advertising distribution business to DG FastChannel, Inc. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a gain on the sale of $96 million in the second quarter of 2008. See Note 2 of the Notes to Consolidated Financial Statements for more details.

Gain (Loss) on Extinguishment of Debt was a gain of $3 million for the three months ended September 30, 2008 compared to zero for the three months ended September 30, 2007. There was a gain on extinguishment of debt of $3 million for the nine months ended September 30, 2008 compared to a loss on extinguishment of debt of $427 million for the nine months ended September 30, 2007. The gain (loss) on extinguishment of debt consisted of the following:

Nine months ended September 30, 2008

•                  $2 million gain recognized for the September 2008 repurchase of $32 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010. Unamortized debt issuance costs totaled less than $1 million.

•                  $1 million gain recognized for the September 2008 repurchase of $39 million aggregate principal amount of 6% Convertible Subordinated Notes due 2009. Unamortized debt issuance costs totaled less than $1 million.

Nine months ended September 30, 2007

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

The Company expects to enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt. For example, on multiple dates in early October 2008, the Company entered into exchange agreements with holders of various issues of its convertible debt and issued approximately 47.6 million shares of Level 3 common stock in exchange for approximately $108 million aggregate principal amount of its convertible debt securities. These transactions were considered to be induced conversions in accordance with SFAS No. 84 and as a result, it is expected that Level 3 will record a non-cash loss in the fourth quarter of 2008 on the exchange of the $108 million aggregate principal amount of convertible debt securities of approximately $44 million consisting of $43 million of debt conversion expense and $1 million of previously capitalized debt issuance costs. The expected loss will be recorded in other income (expense).

The fourth quarter 2008 exchange transactions consisted of the following:

•                  $18 million of 6% Convertible Subordinated Notes due 2009;

•                  $47 million of 10% Convertible Senior Notes due 2011;

•                  $19 million of 2.875% Convertible Senior Notes due 2010;

•                  $15 million of 5.25% Convertible Senior Notes due 2011; and

•                  $9 million of 3.5% Convertible Senior Notes due 2012.

Other, net was $2 million and $6 million in the three months ended September 30, 2008 and 2007, respectively, and, $9 million and $10 million in the nine months ended September 30, 2008 and 2007, respectively. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax (Expense) Benefit was zero in the three months ended September 30, 2008. Income tax expense was $4 million in the nine months ended September 30, 2008 and primarily reflects state income taxes.  Income tax benefit was $4 million and $2 million in the three and nine months ended September 30, 2007, respectively. During the third quarter of 2007, the Company recognized a benefit of $6 million including accrued interest and penalties related to the favorable resolution of an income tax matter during the period, which was offset by the accrual of $2 million for new matters identified during the period. The Company incurs income tax expense attributable to income from various Level 3 subsidiaries and joint ventures, including coal, that are required to file state or foreign income tax returns on a separate legal entity basis.

Financial Condition—September 30, 2008

Cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended
	September 30,	September 30
(dollars in millions)	2008	2007	Change

Net Cash Provided By Operating Activities	$182	$37	$145
Net Cash Used in Investing Activities	(218)	(841)	623
Net Cash Used in Financing Activities	(96)	(241)	145
Effect of Exchange Rates on Cash and Cash Equivalents	—	6	(6)
Net Change in Cash and Cash Equivalents	$(132)	$(1,039)	$907

Operating Activities

Cash flows provided by operating activities totaled $182 million for the nine months ended September 30, 2008 compared to $37 million for the same period in 2007. The improvement in cash flows from operating activities was primarily due to an increase in Adjusted EBITDA, favorable changes in working capital items and lower interest payments. The favorable change in working capital items is primarily due to the changes in accounts payable and other current liabilities, partially offset by changes in accounts receivable, other current assets and deferred revenue.

Investing Activities

Cash used in investing activities decreased by $623 million for the nine months ended September 30, 2008 compared to the same period in 2007. Cash used for acquisitions totaled $668 million, net of cash acquired, for the nine months ended September 30, 2007 as a result of the acquisitions of Broadwing, Servecast and the CDN business. The Company did not complete any acquisitions in the nine months ended September 30, 2008. In addition, the Company received net proceeds from the sale of the Vyvx advertising distribution business of $121 million in the nine months ended September 30, 2008. The Company also reduced its capital expenditures by $138 million in the nine months ended September 30, 2008, compared to the same period in 2007, primarily as a result of a reduction in integration-related capital expenditures and more efficiently managing capital expenditure requirements. Partially offsetting these favorable changes in 2008 was cash received in 2007 of $288 million from the maturity of marketable securities and a decrease in restricted cash in 2007.

Financing Activities

Cash used in financing activities decreased $145 million in the nine months ended September 30, 2008 compared to the same period in 2007. In 2008, the Company repaid the final amounts due under the 11% Senior Notes and 10.75% Senior Euro Notes of $26 million and repurchased a portion of its 6% Convertible Subordinated Notes due 2009 and 2010 for approximately $68 million. For the nine months ended September 30, 2007, cash flows from financing activities include approximately $2.4 billion of net proceeds from the issuance of the Floating Rate Senior Notes due 2015, the 8.75% Senior Notes due 2017 and the Senior Secured Credit Facility due 2014.  The Company used the net proceeds from these offerings along with cash on hand to retire or refinance approximately $2.6 billion of its debt. Financing activities for the nine months ended September 30, 2007 also include proceeds of $26 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments.

Liquidity and Capital Resources

The Company incurred net losses of $120 million and $334 million for the three and nine months ended September 30, 2008, respectively. This compares to net losses of $174 million and $1.023 billion for the three and nine months ended September 30, 2007, respectively. In addition, the Company used $342 million for capital expenditures and generated $182 million in cash flows from operating activities for the nine months ended September 30, 2008.  This compares to $480 million of cash used for capital expenditures and $37 million of cash flows provided by operating activities for the nine months ended September 30, 2007.

Cash flows from operations approximated capital expenditures in the second and third quarters of 2008 and the Company expects cash flows from operations will exceed its capital expenditures during the remainder of 2008 and for the full year 2009. In addition, the Company expects Adjusted EBITDA to improve in 2008 to a range of $980 million to $1.0 billion. The expected improvement in Adjusted EBITDA and generation of cash flow from operations, net of capital expenditures, is based on continued growth in Core Communications Services revenue, particularly Core Network Services revenue, improvements in service delivery times, synergies from integration activities and operating expense reductions.

Interest payments are expected to be lower than the $545 million made in 2007 based on current debt outstanding, current interest rates on the Company’s variable rate debt and the financing and other capital markets transactions completed in 2007 and 2008. On multiple dates in early October 2008, the Company entered into exchange agreements with holders of various issues of its convertible debt and issued approximately 47.6 million shares of Level 3 common stock in exchange for approximately $108 million aggregate principal amount of its convertible debt securities. Capital expenditures for 2008 are expected to be in the range of 11% to 12% of revenue and significantly lower than the $633 million in 2007 due to lower integration-related capital expenditures and the more efficient management of our capital expenditure requirements, including the re-use of equipment already installed in the network.  The Company expects to spend approximately $150 million to $200 million for base capital expenditures (estimated capital required to keep the network operating efficiently and product development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue.  Subsequent to the October 2008 debt exchanges, the Company has contractual obligations, including capital lease and commercial mortgage obligations, relating to debt of approximately $309 million that mature in 2009 and $920 million that matures in 2010. The Company’s commercial mortgage obligation may be extended to 2015 at the election of the Company. The Company expects to refinance its 2010 debt maturities in advance of their respective maturity dates.

Level 3 had $587 million of cash, cash equivalents and marketable securities on hand at September 30, 2008. In addition, $127 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.  For example, on June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds received in the nine months ended September 30, 2008 approximated $121 million after deducting transaction-related costs.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of several companies in 2006 and 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2008, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2008, was approximately 5.3%.

In March 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January  2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

The remaining, or unhedged, variable rate debt has a weighted average interest rate of 5.7% at September 30, 2008. A hypothetical increase in the weighted average rate by 1% (i.e. a weighted average rate of 6.7%) would increase annual interest expense of the Company by approximately $7.0 million. At September 30, 2008, the Company had $5.1 billion (excluding discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 7.9%.  A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

The Company operates telecommunications network businesses in Europe. As of September 30, 2008, the Company had invested significant amounts of capital in Europe for its communications businesses. The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.                                   Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  as of September 30, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Current uncertainty in the global financial markets and the global economy may negatively affect Level 3’s financial results.

Current uncertainty in the global financial markets and economy may negatively affect Level 3’s financial results. The Company’s customers may defer purchases of Level 3’s services in response to tighter credit and negative financial news or reduce their demand for the Company’s services. If customers defer purchases of Level 3’s services or demand for the Company’s services is reduced as a result of economic conditions, the Company’s revenue and cash flows could be negatively affected.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $292 million for the nine months ended September 30, 2008. Level 3 had deficiencies of earnings to cover fixed charges of $1.068 billion for the fiscal year ended December 31, 2007, $720 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, and $681 million for the fiscal year 2003.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2008, Level 3 had an aggregate of approximately $6.8 billion of long-term debt on a consolidated basis and including current maturities, and approximately $803 million of stockholders’ equity.

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

Recent disruptions in the financial markets could affect Level 3’s ability to obtain debt or equity financing or to refinance its existing indebtedness on reasonable terms (or at all), and have other adverse effects on the Company.

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets have been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. As a result of the ongoing credit market turmoil, Level 3 may not be able to obtain debt or equity financing or to refinance its existing indebtedness on favorable terms (or at all), which could affect the Company’s strategic operations and its financial performance and force modifications to its operations.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 10, 2008	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer