Form 10-K
period 2008-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2009-02-27
CIK 794323

Use these links to rapidly review the document

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting company

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2008 the aggregate market value of common stock held by non-affiliates of the registrant approximated $3.1 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,621,291,204 as of February 25, 2009

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

          Portions of the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

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

        These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of the current economic turmoil and the disruptions in the financial markets as well as our failure to:

  •
  integrate acquisitions;

  •
  increase the volume of traffic on our network;

  •
  provide services that do not infringe the intellectual property and proprietary rights of others;

  •
  successfully use new technology and information systems to support new and existing services;

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

  •
  Controlling Local Facilities.    Given the consolidation in the number of local access providers—that is, the providers of connections from long distance and backbone networks to traffic aggregation points or end user locations—communications service providers that have ownership of local and/or metropolitan network facilities as opposed to communications service providers that obtain these facilities from others will have an inherent cost and service advantage over companies that do not have ownership over these types of assets.

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

    •
    content distribution services including caching and downloading, streaming as well as video broadcast services;

    •
    colocation services; and

    •
    Softswitch and voice services—including wholesale VoIP component services, enterprise or business voice services, wholesale voice origination and termination services and managed modem for the dial-up access business.

    The availability of these services varies by location.

    For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through the acquisitions we completed in 2006 and early 2007 that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by targeting new customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

    With respect to our wholesale customers, we provide these customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. With respect to our enterprise customers, we provide these customers with access to our network either by directly connecting to their location or by serving that location with a connection from another communications services provider. As of December 31, 2008, we have:

    •
    approximately 77,000 intercity route miles in North America and Europe, which we expect to reduce to approximately 52,000 intercity route miles after we complete the integration of acquired companies, connecting 22 countries;

    •
    approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe; and

    •
    approximately 7,900 traffic aggregation points and buildings in the aggregate.

    We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance.

    Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2008, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities and other technical space and had completed the build-out of approximately 4.6 million square feet of this space.

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

  •
  Target Top Global Bandwidth Customers.    With respect to our wholesale service offerings, our primary distribution strategy is to use a national, direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, international carriers also known as PTTs, major internet service providers or ISPs, broadband cable television operators, wireless providers, major interexchange carriers, the U.S. government, voice service providers, system integrators and other businesses that purchase communications services in a manner that is consistent with these other customers. Providing communications services to many of these businesses is at the core of our market enabling strategy. We identify as wholesale customers those customers that purchase significant amounts of capacity to serve the needs of their customers or their internal needs.

  •
  Further Develop Existing Enterprise Customer Business.    With respect to our business markets customers, our primary distribution strategy is to use a locally based direct sales force to target business customers, state governments, higher education institutions and academic consortia with high demands for mission critical communications services. We also complement our direct sales force with an indirect sales channel of agent partners.

  •
  Develop Market Leading Content Distribution Service Offerings.    At December 31, 2008, we operated one of the largest Internet Protocol backbones in the world. In other words, we operate one of the largest networks over which Internet content is transported from content sources to third party owned access networks connected directly to end users. We continue to believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video online. To meet the needs of customers driving this growth, we are focused on refining our service offerings to provide a full portfolio of services to support content distribution, including high speed IP services, colocation, Content Delivery Network services and video acquisition. We believe that we are the only service provider that offers, owns and operates this portfolio of services on a broad scale, which provides a unique opportunity to offer customers flexible access, end to end solutions and/or building block services to meet their evolving needs.

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

    As we seek to expand the addressable market for our services, we also evaluate opportunities that would expand our service capabilities. Transactions that would be included in this category would expand the geographic scope of our network or would provide capabilities for additional services or distribution channels. For these opportunities, we generally consider whether the targeted company's distribution strategy is consistent with our strategy and whether management believes that the target's current and/or future revenues can be significantly increased and/or expenses can be significantly reduced as a result of a combination with our operations. Generally these acquisition opportunities will not provide the same level of synergy opportunity that the category of acquisitions described in the paragraph above provide to us.

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

  •
  Attract and Motivate High Quality Employees.    We have developed programs designed to attract and retain employees with the technical and business skills necessary for our business. These programs include our long term incentive programs.

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

  •
  content distribution services including caching and downloading, streaming as well as video broadcast services;

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

  •
  Significant metropolitan network platform.    As of December 31, 2008, we have metropolitan fiber networks in approximately 125 markets in North America and Europe, which contain approximately 27,000 route miles and connect in the aggregate approximately 7,900 traffic aggregation points and buildings. Our metropolitan networks enable us to connect directly to points of high traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

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

  •
  substantial colocation facilities; and

  •
  innovative content distribution technology and services.

  •
  Advanced IP Backbone.    We operate one of the largest international IP networks or backbones. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth users.

  •
  Extensive Patent Portfolio.    Through acquisitions and through our own research and development, we have created an extensive patent portfolio, consisting of approximately 900 patents and patent applications filed in the United States and around the world. Our patent portfolio includes patents filed in each of the last three decades covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Most of our issued patents are not scheduled to expire for more than ten years. We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

  •
  Softswitch based Co-Carrier Network.    Our experience in operating our Softswitch based co-carrier network is combined with a set of infrastructure and other management experiences, which include extensive local interconnection with local exchange carriers, experience in scaling a Softswitch based platform, and an ability to provide seamless interconnection to the traditional telephone network or PSTN. We believe that our extensive co-carrier network and Softswitch infrastructure provides us with a competitive advantage in providing various voice over IP or VoIP services.

  •
  A More Readily Upgradeable Network Infrastructure.    With respect to a substantial portion of our network, the network was designed to take advantage of technological innovations, incorporating many of the features that are not present in older communication networks, and provide us flexibility to take advantage of future developments and innovations. We designed the transmission network to optimize aspects of fiber and optronics simultaneously as a system to deliver low unit cost to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying more cost efficient technologies in our network. We believe that our network design will enable us to lower costs and prices while enjoying higher margins than our competitors.

Our Communications Services

Customer Focused Organization

        We operate the customer interacting or customer facing aspects of our communications business in four groups. We believe that this structure enables us to focus more effectively on the needs of our customers. These four groups are:

  •
  Wholesale Markets Group

  •
  Business Markets Group

  •
  Content Markets Group; and

  •
  European Markets Group.

        We believe this structure enables those employees in these customer facing roles to develop and deliver high quality communications services that are based on the needs of the customers that the group is seeking to serve. Each of these groups is supported by dedicated employees in sales and segment marketing. Each of the groups is also supported by centralized service or product management and development, general marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources. It is through the Wholesale Markets, Business Markets, Content Markets and European Markets groups that we offer our comprehensive range of communications services.

        Wholesale Markets Group.    The Wholesale Markets Group is focused on delivering communications services to meet the high bandwidth needs of many of the largest global communications services providers on a wholesale basis. The Wholesale Markets Group's customers typically integrate or package our services into their own products and services to offer voice, video and data services to their end-user customers and in some instances to satisfy their own internal needs.

        The market segments that the Wholesale Markets Group addresses include:

  •
  domestic and international carriers;

  •
  voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

  •
  wireless providers;

  •
  broadband cable television operators;

  •
  system integrators; and

  •
  the U.S. federal government.

        Business Markets Group.    The Business Markets Group is focused on delivering communications services to meet the telecommunications needs of: enterprises; higher education institutions and academic consortia; and state and local governments. We also focus on local and regional carriers, ISPs, enhanced service providers, application service providers, wireless providers, mobile virtual network operators, VoIP providers as well as datacenters and hosting facilities. The Business Markets Group focuses on providing its targeted customers with the full suite of Internet Protocol and data services, colocation and voice services.

        Content Markets Group.    As we believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet, the Content Markets Group focuses on offering solutions ranging from end-to-end communications services to individual building block services to meet the content distribution needs of its customers. Customers that the Content Markets Group serves include:

  •
  video distribution companies;

  •
  providers of online gaming;

  •
  software distributors;

  •
  portal and search providers;

  •
  social networking providers; and

  •
  traditional media distribution companies including broadcasters, television networks and sports leagues.

        European Markets Group.    The European Markets Group focuses on the communications needs of European customers and services in Europe for customers located outside of Europe. The European Markets Group's target customers are similar to the target customers of the Wholesale Markets Group and the Content Markets Group.

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

  •
  Transport Services.    Transport services include wavelengths (Level 3 Intercity Wavelength Services and Level 3 Metro Wavelength Services) and private lines (Level 3 Intercity Private Line Services and Level 3 Metro Services). These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at 2.5 Gbps and 10 Gbps speeds, which represent the largest capacity of dedicated transport services. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but usually include SONET or SDH protection to provide resiliency to fiber or equipment outages. Private line services are available in a range of speeds. Level 3 also offers Metro and Intercity Ethernet Private Line Services with Fast-E and Gig-E interfaces. Customers generally use our transport services to create their own SONET/SDH, ATM and IP networks. We typically offer transport services in annual or multi-year contracts with monthly payments, or in long-term pre-paid agreements.

  Level 3 also provides transport services within our transatlantic cable system connecting North America and Europe as well as via leased bulk capacity on other transoceanic systems. "International Backhaul" transport services, interconnecting cable landing stations and the terrestrial North American and European networks, are also available.

    •
    High Speed Internet Protocol (IP) Service.    Level 3 operates one of the largest international Internet backbones providing connectivity among customer IP, content and application networks. Built largely on our own intercity and metropolitan networks in North America and Europe, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet service provider "peers."

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

  •
  Content Delivery Network.    Our content delivery network services combine our IP network, gateway facilities and patented technology that directs a requestor or end user to the best location or server cluster in our network to retrieve the requested content based on location and network conditions. Our CDN services provide customers with improved performance, economics, scalability, reliability and reach for their web applications. Our Caching and Download Services provide efficient http delivery of large files such as video, software, security patches, audio and graphics to mass audiences. Our Streaming Services can be used to deliver high performance streams, either live or on-demand, to end users using leading proprietary protocols. Each service set provides a set of flexible features to enable customers to control their content delivery to ensure quality end-user experience, security, freshness and targeting. We also offer storage solutions enabling customers to upload and store content to our network as part of an optimized delivery platform. In addition to our delivery services, our patented Intelligent Traffic Management service enables customers to set rules to dynamically route traffic to meet failover or dual vendor objectives.

    •
    Media Delivery Services.    We also offer media delivery services to customers seeking to manage, protect and monetize content delivered over the internet. Media Delivery Services extend support for online distribution models and operation by providing customers with means to ingest and digitize live video content and to manage the organization and presentation of both live and on demand video to end users via a content management system. Additionally, support for content monetization via paid and advertising supported models is provided. Media Delivery Services leverage our Content Delivery Network for the delivery of managed content to end users.

    •
    Fiber Optic and Satellite Video Transport Services.    We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. In 2009, Super Bowl XLIII® marked the 20th consecutive year that the NFL used these services, and the five year anniversary of the first live broadcast event ever carried using our new high definition (HD) transport service offering. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

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

  •
  Level 3 E-911 Direct.    Level 3 E-911 Direct is a portfolio of Enhanced 911 solutions, including a fixed-location solution with network connections to public safety answering points or PSAPs that serve approximately 80 percent of all U.S. households, and a solution for nomadic voice over IP providers that takes advantage of the same network connections as the fixed-location solution. A nomadic voice over IP provider is a company that permits its end user customer to use VoIP services from more than one location. When used with the services provided by a third party VoIP Positioning Center, or VPC, to collect, update and report subscriber location information, our Level 3 E-911 Direct service enables VoIP service providers to supply 911 services to their subscribers.

    •
    Level 3 One Plus.    Level 3 One Plus service provides non-facilities-based resellers, or carriers with regional networks, the ability to originate long distance calls from anywhere in the continental US. Level 3 then terminates the domestic, international and Operator Services calls over our network or customers may choose to have calls handed back to them over a dedicated facility. This service suite features Automatic Number Identification (ANI)-based and Carrier Identification Code (CIC)-based services.

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

    •
    Level 3 Voice Termination.    Level 3 Voice Termination consists of local and long distance transport and termination services, offered over circuit switch or Softswitch technologies. These services are offered primarily to inter-exchange carriers, or IXCs, wireless providers, local phone companies, cable companies and voice over IP providers. We also offer the termination of international voice traffic over circuit switch or Softswitch technologies. Customers for these services include local phone companies, wireless providers, cable companies and voice over IP providers.

    •
    Level 3 Toll Free.    Level 3 Toll Free consists of wholesale services that terminate toll free calls that are originated on the traditional telephone network. These toll free calls are carried over either a circuit switch or Softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Customers for these services include call centers, conferencing providers, and voice over IP providers.

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

        For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets, please see the notes to our Consolidated Financial Statements appearing elsewhere in this Form 10-K. For a discussion of our communications revenue, please also see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K. Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications services and meeting our financial objectives. This exercise takes place both with respect to integration activities and in the ordinary course of our business. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications services or with obtaining our financial objectives, we may exit those lines of business or stop offering those services in part or in whole.

Our communications network

        Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2008, our network encompasses:

  •
  approximately 67,000 intercity route miles in North America, which we expect to reduce to approximately 42,000 intercity route miles after we complete the integration of acquired companies;

  •
  an intercity network covering approximately 10,000 miles across Europe;

  •
  approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe, connecting approximately 7,900 traffic aggregation points and buildings in the aggregate;

  •
  approximately 145 markets in service in North American and approximately 45 markets in service in Europe;

  •
  approximately 6.9 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  substantial transoceanic cable system capacity, primarily across the Atlantic ocean.

        Intercity Networks.    Our approximately 67,000 mile fiber optic intercity network in North America, which we expect will be approximately 42,000 miles after we complete our integration of acquired companies, consists of the following:

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

        During the first quarter of 2001, we completed our initial construction activities relating to our North American intercity network. Also during 2001, we completed the migration of customer traffic from our original leased capacity network to our completed North America intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. In 2003, we added approximately 2,985 miles to our North America intercity network as part of the Genuity transaction, and in 2005, we added approximately 30,000 miles (including IRUs) to our intercity network as part of the WilTel Communications transaction. In 2006 and January 2007, we added approximately 26,000 miles (including IRUs) to our North America intercity network as part of the various acquisitions during that period.

        In Europe, we have completed construction of our fiber optic intercity network with characteristics similar to those of the North American intercity network in a multiple ring architecture. During 2000, we completed the construction of Ring 1 of our European network. Ring 1, which is approximately 1,900 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Also in 2000, we acquired multiple conduits from another operator, configured in a ring in Germany which we call Ring 2. Ring 2, which is approximately 1,650 miles, connects the major German cities of Berlin, Dusseldorf, Frankfurt, Hamburg, and Munich. Ring 2 became operational during the first quarter of 2001. Subsequently, we created four additional fiber based rings generally through IRU acquisitions from other operators to connect our expanded operations in Europe that are described below and to add additional markets to the network. The first additional ring, added in 2006, is approximately 2,150 miles and connects Copenhagen, Stockholm and Oslo and the second additional ring is approximately 1,700 miles and connects Milan, Zurich and Geneva. The third additional ring, added in 2007, covers Central and Eastern Europe, and is approximately 1,500 miles connecting markets such as Prague, Vienna and Budapest. The fourth additional ring is approximately 1,900 miles and connects Barcelona, Madrid and Paris.

        During 2002, we completed an expansion of our European operations to six additional cities. Our expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region. During 2003, we completed an expansion of our European operations to five additional cities. In addition, during 2004, we completed an expansion of our European operations to two cities. During 2005, we completed an expansion of our European operations to one city. During 2006, we obtained dark fiber primarily in those cities currently served by leased wavelength capacity and additionally in 2006 we completed an expansion of our European operations to 9 additional cities. During 2007, we obtained dark fiber in three cities that had been served by leased wavelength capacity and additionally in 2007 we completed an expansion of our European operations to 10 additional cities. The dark fiber combined with appropriate transmission equipment enables us to sell a full suite of transport and IP services in these markets. In 2008, we continued our European expansion to two additional cities using leased wavelength capacity. We expect to continue our expansion in 2009 to one or two additional cities.

        Our European network is linked to our North American intercity network by leased capacity and by the Level 3 transatlantic cable system, which was completed and placed into service during 2000 and originally had a design capacity of 1.28 Tbps. The deployment of the system—which we refer to as the Yellow system—was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in the Yellow system. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own two of the four fiber pairs on the Yellow system. The Yellow system was recently upgraded and our two fiber pairs have a current capacity of 550 Gbps and we believe has a theoretical upgrade capacity to 1.8 Tbps assuming both fiber pairs are fully upgraded.

        We also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for our fiber pairs on the Yellow system. We also own capacity in the TAT14 cable system. In connection with the WilTel acquisition, we have secured additional capacity on Atlantic Crossing 1 and on TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional optional capacity from Apollo Submarine Cable System Ltd. In January 2007 we purchased 150 Gigabits of the additional optional capacity available from Apollo Submarine Cable System Ltd, 150 Gigabits in May 2007 and an additional 100 Gigabits in November 2007. We are also an owner on the Japan-US, and China-US cable systems, an IRU holder on Southern Cross cable system as well as an owner on the Americas II cable and an IRU holder on the Arcos system. We also own capacity on the Reliance-Globacom transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system.

        Local Market Infrastructure.    Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications-intensive end users and traffic aggregation points—including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. As of December 31, 2008, we had in the aggregate approximately 7,900 traffic aggregation points and buildings connected to our metropolitan networks. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

        We had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities as of December 31, 2008, and had completed the buildout of approximately 4.6 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As a result of our acquisitions, some of our facilities are larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support the sale of colocation services. Availability of these services varies by location.

        As of December 31, 2008, we had operational, facilities-based, local metropolitan networks in 116 U.S. markets and 9 European markets.

        As of December 31, 2008, we also had approximately 145 markets in service in North America and approximately 45 markets in service in Europe.

Our Patent Portfolio

        Through acquisitions and through our own research and development, we have created an extensive patent portfolio, consisting of approximately 900 patents and patent applications filed in the United States and around the world. Our patent portfolio includes patents filed in each of the last three decades covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Most of our issued patents are not scheduled to expire for more than ten years.

        In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a cross-license with IBM, giving us access to technology covered by IBM's approximately 40,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.

        We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. There have been relatively few patent infringements suits brought against us to date. Most of those have been initiated by patent-holding companies who do not operate telecommunications businesses and who are less likely to be subject to a counter-claim of infringement by us. Finally, the extensiveness of our patent portfolio gives us the option to cross-license with others having similarly broad portfolios on terms acceptable to us, mitigating the risk that others will wish to assert patent infringement claims against us.

        We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

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

  •
  Network Reach.    Our customers' content reaches global Internet destinations using an average number of "hops" that are fewer than with most other providers, enabling our customers to easily reach their audiences and provide better performance. The fewer number of hops required to reach Internet destinations serves to reduce latency and jitter.

  •
  Low Cost Position.    Because we own much of the underlying network infrastructure, we believe that we are positioned to offer cost advantages to our customers. By moving content at scale, our customers can take advantage of lower unit costs for bandwidth, colocation, servers and disk space.

CDN Applications

        There are an increasing number of applications for CDN, across many types of customers, particularly Internet-centric businesses and businesses that desire to accommodate increasingly larger file sizes for transmission over the Internet. The media and entertainment industries use CDN services to provide on-demand streaming and live streaming. Social Networking businesses require CDN to provide their customers with fast reliable music and video downloads. Likewise, through the use of CDN, software companies are able to provide software downloads for their customers. Online retailers and advertisers use CDN services to provide images and to download advertisements. Online gaming companies provide for game downloads, applications updates and delivery of demos and trailers through CDN.

Content Distribution Services Architecture

        The CDN platform uses our existing physical network and infrastructure, and is composed of the Edge server or computer, which provides caching and streaming functions and the Global server, which provides load balancing—that is, a computer that directs the traffic to the most efficient server to meet the end user's request. The Edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves response times for content stored in the cache. The Global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service node that is closest to the end user or to the one with enough capacity to service the request of the end user.

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

        With respect to our Business Markets Group, medium to large enterprises will be serviced by a field based direct sales force. Smaller business opportunities are serviced by an inside sales force generally selling pre-defined bundles of services. We also complement our direct sales force with an indirect sales channel of agent partners.

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

        We have in place policies and procedures to review the financial condition of potential and existing customers. We apply these procedures to determine whether collectability of services billed is probable prior to the time that we begin delivering services to a customer. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, we will not recognize revenue attributable to that customer until we receive cash. Based on these policies and procedures, we believe our exposure to collection risk within the communications business and the possible effect on our financial statements is limited. We may also experience the effects of the downturns in the economy and specifically the telecommunications industry; however, we believe the concentration of credit risk with respect to receivables is mitigated due to the dispersion of our customer base among geographic areas and remedies provided by terms of contracts and by law.

        For the year ended December 31, 2008, our top ten customers represented approximately 31% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries,

represented approximately 12% of our consolidated total revenue for 2008. The next largest customer accounted for approximately 5% of our consolidated total revenue and most of the remaining top ten customers each account for 3% or less of our consolidated total revenue.

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

        We are currently deploying a unified set of simplified processes and systems that are streamlining and synchronizing our service, sales, and operational functions through our "Unity" platform. Unity has been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management. We completed the foundation of our Unity platform processes and systems development objectives at the end of 2008 and we are now focused on operational efficiency improvements and data integrity and migration.

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

Our Employees

        As of December 31, 2008, we had approximately 5,300 employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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

        While we believe that the long-run industry structure will evolve toward that described above, uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have been consolidated, we believe there are still a number of competitors operating fundamentally poor business models, are resource constrained, and are unlikely to be long-term survivors in their current forms. In addition, while the completed acquisition transactions by AT&T and Verizon have given those companies greater scale and product breadth, the ultimate effect of these transactions on the industry structure is yet to be known.

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

        In the short term, the current economic environment may put increased pressure on competitors that lack a strong financial position, and as a result competition may become more intense as these competitors seek to win business in a slower market.

        Our primary competitors are long distance carriers, incumbent local exchange carriers, competitive local exchange carriers, PTTs, Content Delivery Network companies, and other companies that provide communications services. The following information identifies some key competitors for each of our product offerings.

        Our key competitors for our voice service offerings are other providers of wholesale communications services including AT&T, Verizon, Qwest, Global Crossing and competitive local exchange carriers. Our key competitors for managed modem services are other providers of dial up Internet access including AT&T, Verizon and PAETEC Communications.

        For our IP and Data services, we compete with companies that include Verizon, AT&T, Global Crossing and Cogent in North America, and TeliaSonera, Global Crossing and Cogent in Europe.

        For transport services, our key competitors in the United States are other facilities based communications companies including AT&T, Verizon, Qwest, tw telecom and XO. In Europe, our key competitors are other carriers such as PTTs, Telia International, Colt, KPN, Belgacom and Global Crossing.

        Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include Equinix, Savvis, Switch & Data and Internap. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe.

        In the enterprise market, our key competitors include incumbent local exchange carriers (such as AT&T, Verizon and Qwest and competitive local exchange carriers.

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

Regulation

  Federal Regulation

        The Federal Communications Commission or the FCC has jurisdiction over interstate and international communications services, among other things. The FCC's regulation of common carriers without market power, such as us, is less stringent than its regulation of dominant incumbent local exchange carriers. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities and resale basis as well as various wireless licenses. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

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

        Apart from this comprehensive review of intercarrier compensation, individual compensation issues have been the subject of FCC and state commission rulings. Since 1997 the issue of compensation to be paid for calls dialed to Internet service providers or ISPs has been heavily litigated. Since 2004, the issue of compensation to be paid in connection with the exchange of Voice over Internet Protocol or VoIP calls has also been the subject of much debate.

        In its decision on Nov. 5, 2008, the FCC responded to a mandamus order from the United States Circuit Court of Appeals for the District of Columbia concerning its 2001 ISP Remand Order. In that Mandamus Order, the FCC clarified that it had jurisdiction over ISP bound traffic pursuant to the reciprocal compensation provisions of the Telecommunications Act of 1996 regardless of whether the traffic was local or long distance. The FCC then decided to maintain the existing compensation regime it had established for ISP-bound traffic with a rate of $0.0007 per minute of use. The Mandamus Order has been appealed to the Court of Appeals. In addition, a number of states have been asked to implement the Mandamus Order. The Company cannot predict the outcome of those proceedings.

        Level 3 maintains approximately 233 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Level 3's agreement with AT&T expires on January 11, 2011. Level 3's agreement with Verizon expires on March 31, 2009. Upon expiration of the agreement, Level 3 and Verizon will continue to provide services until a successor agreement has been reached.

        As interconnection agreements expire, we will continue to negotiate new agreements but at this time cannot predict what the final terms will be, including compensation for ISP-bound traffic or VoIP traffic. In the event we initiate arbitration before a state commission to establish the terms of the interconnection agreement, we cannot predict what the final terms will be, including compensation for ISP-bound traffic or VoIP traffic

        Given the general uncertainty surrounding the effect of the FCC and state decisions and appeals, we may have to change (1) how we treat the compensation we receive for terminating calls bound for ISPs if the agreements under which compensation is paid provided for the incorporation of changes in FCC rules and regulations; (2) the manner in which we account for the compensation and costs of intercarrier compensation for VOIP.

        There is also uncertainty in respect to intercarrier compensation for VoIP traffic. As in the ISP intercarrier compensation situation, the FCC has issued a number of rulings asserting its jurisdiction over such traffic, but to date it has not issued any rulings on the scope and rate of intercarrier compensation to be paid by carriers exchanging VoIP traffic. While carriers that serve VoIP providers such as Level 3 have typically asserted that VoIP traffic is local in nature and thereby subject to local compensation rates, the RBOCS and other incumbents have taken the position that some or all of this traffic should be subject to higher intrastate or interstate rates. A number of carriers have filed petitions with the FCC seeking a declaratory ruling on the treatment of VoIP traffic. These petitions have either been withdrawn or rejected based on procedural grounds. In those cases, the FCC did not resolve the question of the appropriate intercarrier compensation. The last petition, filed by Embarq, was withdrawn on February 11, 2009.

        Until such time as the FCC acts in such a way as to either clarify its rulings on ISP compensation, VoIP compensation or rules on intercarrier compensation in its entirety, and such rules are final and non-appealable, the scope of intercarrier compensation obligations between carriers exchanging ISP or VoIP traffic is uncertain.

        Universal Service.    Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural, high-cost and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. Currently, the FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund. The FCC is currently considering changing the method by which our contributions are assessed to a flat-fee charge, such as a per-line or per-number charge. Any change in the assessment methodology may affect Level 3's revenues but at this time, it is not possible to predict the extent we would be affected, if at all.

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

  Local Regulation

        Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms.

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

  Canadian Regulation

        Pursuant to the Telecommunications Act ("Act"), the Canadian Radio-television and Telecommunications Commission ("CRTC"), has jurisdiction to regulate telecommunications communications and their service offerings in Canada (telecommunications is a Federal jurisdiction). Regulatory developments over the past several years have terminated the historic monopolies of the ILECs bringing significant competition to this industry for both domestic and international long distance services. On December 14, 2006, the Governor in Council (Federal Cabinet) for the first time exercised its statutory power to issue a binding Policy Direction requiring the CRTC, in regulating the telecommunications industry, to rely on market forces to the maximum extent possible, regulating only to the extent necessary and then in an efficient and a proportionate way. The provision of Canadian domestic and international transmission facilities based services remains restricted to "Canadian carriers". These carriers must have majority ownership and control in fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Level 3 operates as a reseller in Canada. If the ownership restrictions are repealed, we anticipate that we will be able to expand our operations and service offerings in Canada. The liberalization of Canadian carrier ownership and control is controversial and there are no immediate prospects for such a change.

        While competition is permitted in virtually all other Canadian telecommunications market segments, we believe that the ILECs continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997 and furthered by a Federal Government policy direction, the CRTC has released a number of decisions opening to competition the Canadian local telecommunications services market. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities-based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities-based long distance carriers. CLECs have the same status as ILECs, but without universal service or customer tariff filing obligations. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

        With respect to VoIP services, the CRTC ruled in Decision 2005-28 that it should forbear from regulating circuit-switched VoIP services. As a result, ILECs are not required to file tariffs for the provision of long distance VoIP services. With respect to local VoIP services, the Governor in Council varied the CRTC decision to treat VoIP services as other local exchange services by making an exception for access-independent VoIP services that do not include an ILEC-provided loop. Furthermore, the ILEC, Bell Canada, has received approval of its application to be relieved of the requirement to obtain pre-approval for price changes for its local VoIP services. Bell has been permitted to notify the CRTC two business days in advance of changes as long as the price is within an authorized range.

        In a March 3, 2008 decision, the CRTC established the regulatory framework for wholesale telecommunications services with rules for the regulation and pricing provided by ILECs to competitive service providers such as alternative local and long distance carriers, resellers and ISPs. The CRTC decision revised its definition of an "essential service", established a six-category framework for the CRTC's regulation of wholesale telecommunications services, categorized various available wholesale services within these identified categories, and established the regulatory conditions associated with each service category, notably mandated access and pricing principles, as well as the process for the phase-out of regulation for certain services found to be non-essential. In its 1997 local competition decision, the CRTC had tied essential facilities to those provided on a monopoly basis. In the 2008 decision, non-monopoly facilities will have to be provided to competitors if the CRTC makes a determination that withdrawal of mandatory access would likely result in a substantial lessening or prevention of competition. The CRTC classified wholesale services that are currently regulated into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non-essential subject to phase-out of regulation. Very few services were classified as essential. In the category of "conditional essential" wholesale services, the CRTC included wholesale services used for local telephony (primarily unbundled local loops), low-speed competitor digital network access services, DS-0 and DS-1 access facilities and ADSL access services used to provide high-speed Internet access services to residences and businesses. This essential conditional category classification will continue until it is demonstrated that wholesale alternatives functionally equivalent are sufficiently present such that withdrawing mandated access would not likely result in a substantial lessening or prevention of competition in the local exchange services market. Regarding network interconnection services, customer access facilities, and support structure services, the CRTC considers that these arrangements are technologically and competitively neutral to the greatest extent possible, enable competition from new technologies, and do not artificially favour Canadian carriers or resellers.

        The CRTC has conditionally forborne from regulating the retail Internet services, but not the wholesale Internet services, of Canadian carriers preserving its regulatory powers relating to unjust discrimination and undue preference or advantage. The CRTC has ruled (Telecom Decision 2008-108) that Bell Canada's application of its traffic-shaping measures to its wholesale ADSL access service known as Gateway Access Service (GAS) were not in violation of the Act. In Public Notice 2008-19, the CRTC noted that Decision 2008-108 dealt only with Bell Canada's practice of throttling P2P traffic at certain times of the day in relation to its GAS being provided to wholesale customers. In the Public Notice, the CRTC announced it would explore the current and potential Internet traffic management practices of all ISPs operating in Canada, examining both retail and wholesale services. Following the filing of written submissions, the CRTC will hold an oral public hearing commencing July 6, 2009 to consider the issues relating to Internet traffic management practices.

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

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales were made under long-term contracts. Approximately 63%, 67% and 68% of KCP's revenue in 2008, 2007 and 2006, respectively, were derived from long-term contracts with Pacificorp (Black Butte), Idaho Power (Black Butte), The Detroit Edison Company (with Decker), and Commonwealth Edison Company (with Decker). The mines have commitments to deliver approximately 20.7 million tons of coal through 2014 under contracts with Pacificorp, Idaho Power and Virginia Power. The mines also have other sales commitments, including those with The Detroit Edison Company, Sierra Pacific and Minnesota Power that provide for the delivery of approximately 7.7 million tons through 2012. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2008 was approximately $1 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2007, the most recent year for which information is available, KCP's production represented less than 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

        We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2008 was approximately $3 million. KCP's share of accrued estimated reclamation costs was $96 million at December 31, 2008. We were not required to make significant capital expenditures for environmental compliance with respect to the coal business in 2008. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

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
xDSL
A term referring to a variety of newer Digital Subscriber Line technologies. Some of these newer varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

        Set forth below is information as of February 27, 2009, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.	77	Chairman of the Board
James Q. Crowe	59	Chief Executive Officer and Director
Jeffrey K. Storey	48	President and Chief Operating Officer
Charles C. Miller, III	56	Vice Chairman, Executive Vice President and Director
Sunit S. Patel	47	Executive Vice President and Chief Financial Officer
Thomas C. Stortz	57	Executive Vice President, Chief Legal Officer and Secretary
Eric J. Mortensen	50	Senior Vice President and Controller
R. Douglas Bradbury	58	Director
Douglas C. Eby(1)	49	Director
Admiral James O. Ellis, Jr.(3)	61	Director
Richard R. Jaros(2)	57	Director
Robert E. Julian(1)	69	Director
Michael J. Mahoney(2)	58	Director
Arun Netravali(2)	62	Director
John T. Reed(1)(3)	65	Director
Michael B. Yanney(3)	75	Director
Dr. Albert C. Yates(2)	67	Director

(1)
Member of Audit Committee
(2)
Member of Compensation Committee
(3)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of February 27, 2009, about the following members of senior management of Level 3 Communications, LLC.

Name	Age	Position
Sureel A. Choksi	36	Chief Marketing Officer
Andrew Crouch	38	President Wholesale Markets Group
James Heard	46	President European Markets Group
Jeffrey Tench	36	President Business Markets Group
Grant van Rooyen	35	President Content Markets Group
John F. Waters, Jr.	43	President Operations, Chief Technology Officer
Kevin T. Hart	42	Chief Information Officer

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

        Jeffrey K. Storey has been the President and Chief Operating Officer of the Company since December 2008. From December 2005 until May 2008, Mr. Storey, was President—Leucadia Telecommunications Group of Leucadia National Corporation, where he directed and managed Leucadia's investments in telecommunications companies. Prior to that, beginning in October 2002 Mr. Storey was President and Chief Executive Officer of WilTel Communications Group, LLC until its sale to the Company in December 2005. Prior to this position, Mr. Storey was Senior Vice President—Chief Operations Officer, Network for Williams Communications, Inc., where he had responsibility for all areas of operations for the company's communications network, including planning, engineering, field operations, service delivery and network management.

        Charles C. Miller, III has been Vice Chairman and Executive Vice President of the Company since February 15, 2001. Mr. Miller has also been a director of the Company since February 19, 2009. Mr. Miller was previously a director from February 2001 until May 2004. Prior to joining the Company, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987 until 1995.

        Sunit S. Patel has been Chief Financial Officer and an Executive Vice President of the Company since March 2008. Prior to that, Mr. Patel was Chief Financial Officer from May 2003 and a Group Vice President of the Company from March 13, 2003 to March 2008. Prior to that, Mr. Patel was Chief Financial Officer of Looking Glass Networks, Inc., a provider of metropolitan fiber optic networks, from April 2000 until March 2003. Mr. Patel was Treasurer of WorldCom Inc. and MCIWorldcom Inc., each long distance telephone services providers from 1997 to March 2000. From 1994 to 1997, Mr. Patel was Treasurer of MFS Communications Company Inc., a competitive local exchange carrier.

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

        R. Douglas Bradbury has been a director of the Company since February 19, 2009. Mr. Bradbury is a private investor. Mr. Bradbury served as Vice Chairman of the Company from 2000 to 2003 and as Executive Vice President and Chief Financial Officer of the Company from 1997 to 2000. Mr. Bradbury was previously a member of the Company's Board from 1997 to 2003. Prior to joining Level 3, Mr. Bradbury was Executive Vice President and Chief Financial Officer of MFS Communications Company, Inc. until its purchase by WorldCom, Inc. in 1996. He currently serves on the board of directors of LodgeNet Interactive Corporation, a leading provider of media and connectivity solutions designed to meet the needs of hospitality, healthcare and other guest-based businesses.

        Douglas C. Eby has been a director of the Company since August 2007. Mr. Eby is chairman and CEO of TimePartners LLC, an investment advisory firm since 2004. Prior to that from April 1997 until September 2007, Mr. Eby was President of Torray LLC, a registered investment advisory firm, having joined Torray LLC in 1992. Mr. Eby is also a member of the Board of Directors of Markel Corporation, a specialty insurance company, Realty Finance Corporation, a commercial real estate specialty finance company, and Suburban Healthcare System. Since July 2007, Mr. Eby is also a member of the Board and past Chairman of the Boys and Girls Clubs of Greater Washington, D.C. Mr. Eby is a member of the Audit Committee.

        Admiral James O. Ellis, Jr. U.S. Navy (ret.) has been a director of the Company since March 2005. Effective May 18, 2005, Admiral Ellis became the president and chief executive officer of the Institute of Nuclear Power Operations or INPO, a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Admiral Ellis most recently served as Commander, U.S. Strategic Command in Omaha, Nebraska, before retiring in July 2004 after 35 years of service in the U.S. Navy, as Commander of the Strategic Command. In his Naval career, he held numerous commands. A graduate of the U.S. Naval Academy, he also holds M.S. degrees in Aerospace Engineering from the Georgia Institute of Technology and in Aeronautical Systems from the University of West Florida. He served as a Naval aviator and was a graduate of the U.S. Naval Test Pilot School. Admiral Ellis is also a member of the Board of Directors of Lockheed Martin Corporation, a global security company and Inmarsat PLC, an owner and operator of geostationary satellites from which a wide range of voice and high-speed data services are provided. Admiral Ellis is the Chairman of the Nominating and Governance committee.

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

        Robert E. Julian has been a director of the Company since March 1998. Mr. Julian has been a private investor for more than the past five years. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is a member of the Audit Committee.

        Michael J. Mahoney has been a director of the Company since August 2007. Mr. Mahoney is a private investor since March 2007. From 2000 until March 2007, Mr. Mahoney was the president and chief executive officer of Commonwealth Telephone Enterprises. Prior to that, from 1997 until 2000, Mr. Mahoney was president and chief operating officer of RCN Corporation. Mr. Mahoney also served as president and chief operating officer of C-TEC Corporation from 1993 until 1997. Mr. Mahoney is a member of the Board of Trustees of Wilkes University. Mr. Mahoney is a member of the Compensation Committee.

        Arun Netravali has been a director of the Company since April 2003. Mr. Netravali is currently the managing partner of OmniCapital Group LLC, a venture capital firm since November 2004. Mr. Netravali was a private investor from April 2003 until November 2004. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent's Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies. Mr. Netravali is a director of LSI Corporation, a leading provider of innovative silicon, systems and software technologies. Mr. Netravali is a member of the Compensation Committee.

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been a private investor since February 2005. Mr. Reed is also a Director of and Chairman of the Audit Committee of First National Nebraska, Inc. and a Director of, and a member of the Audit, Nominating, Investment and Compensation committees of Investors Real Estate Trust, a real estate investment trust. Mr. Reed is also Chairman-Elect of Boys Town, located in Boys Town, Nebraska. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen LLP. Mr. Reed is the Chairman of the Audit Committee and a member of the Nominating and Governance Committee.

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

        Dr. Albert C. Yates has been a director of the Company since March 2005. Dr. Yates retired after 13 years as president of Colorado State University in Fort Collins, Colorado in June 2003. He was also chancellor of the Colorado State University System until October 2003, and is a former member of the board of the Federal Reserve Board of Kansas City-Denver Branch and the board of directors of First Interstate Bank and Molson Coors Brewing Company. He currently serves as a director of Guaranty Bancorp, a bank holding company that operates 34 branches in Colorado through a single bank, Guaranty Bank and Trust Company, and StarTek, Inc., a leading provider of high value business process outsourcing services to the communications industry. Dr. Yates is a member of the Compensation Committee.

        Sureel A. Choksi has been Chief Marketing Officer since January 2008, responsible for product management and marketing. Prior to that, Mr. Choksi was President Wholesale Markets Group from August 2006 to January 2008. Prior to that, Mr. Choksi was Executive Vice President of Switched Services from January 2006 to August 2006. Prior to this role, Mr. Choksi was Executive Vice President of Services from November 2004 to January 2006, responsible for developing and managing Level 3's communications services. Prior to that, Mr. Choksi was Executive Vice President Softswitch Services from January 2004 and Group Vice President Transport and Infrastructure from May 2003 until January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

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

        Jeffrey Tench has been the President of the Business Markets Group since November 2008, after serving as Group Vice President for Product Management beginning earlier in 2008. Prior to that, Mr. Tench served as the Senior Vice President of Product Management for Enterprise Products from March 2007 to January 2008. Mr. Tench began his career at Level 3 in 1999, and has held a range of product management positions across the entire Level 3 portfolio, including two years as Senior Vice President of Product for Level 3's European Markets Group. Before joining the Company, Mr. Tench served in a range of sales and product management positions at U S WEST Communications.

        James Heard has been the President of the European Markets Group since April 2008. Prior to that, Mr. Heard was Managing Director for the European Markets Group from March 2007 to April 2008. From 1996 until 2007, Mr. Heard worked for British Telecommunications, in a number of senior management roles, including serving as the General Manager, Financial Services Group within BT Global services. He also served as the Vice President of Commercial Operations, Global accounts for Concert Communications, a joint venture between British Telecom and AT&T from January 2000 to June 2002. Prior to British Telecommunications, Mr. Heard served as Regional Sales Manager for Olivetti UK from March 1990 until June 1996.

        Grant van Rooyen has been President of the Content Markets Group since April 2008. From March 2008 until April 2008, Mr. van Rooyen was the Group Vice President of the Content Markets Group with responsibility for sales, offer management, operations, research and development and a number of services including the Vyvx and CDN businesses. Mr. van Rooyen was the Senior Vice President of Marketing for the Company from February 2006 until January 2008, responsible for all Marketing activity in the Company. He has also served as the Senior Vice President of Product Management and Delivery for various services, including colocation, Internet services, Vyvx and CDN. Mr. van Rooyen was based in Europe and worked in our European business from 2004 through 2006 where he was the Vice President for Product Management, Delivery and Marketing. Mr. van Rooyen joined Level 3 in 1999 in London and held positions in International Business Development and Global Submarine Services. He joined Level 3 from the Global Satellite Services Division at British Telecom where he managed finance and commercial operations.

        John F. Waters, Jr. has been President Operations, Chief Technology Officer since January 2008. Prior to that, Mr. Waters was Executive Vice President, Chief Technology Officer from January 2004 to January 2008. Prior to that, Mr. Waters was Group Vice President and Chief Technology Officer of the Company from February 2000 to January 2004. Prior to that, Mr. Waters was Vice President, Engineering of the Company from November 1997 until February 2000. Prior to that, Mr. Waters was an executive staff member of MCI Communications from 1994 to November 1997.

        Kevin T. Hart has been Chief Information officer since January 2008. Prior to that, Mr. Hart was Group Vice President Global Systems Development and Chief Information Officer from January 2005 to 2008. Prior to that, Mr. Hart was Vice President of Telecommunications, Media & Entertainment at Capgemini (formerly Ernst & Young), a management consulting firm in Dallas, Texas, for over nine years. In that role, he was responsible for the overall growth and direction of the organization's Communications Operations Support Systems, Billing/Business Support Systems and the Network Management Systems service offerings and delivery. Prior to joining Capgemini's management consulting practice, he held the positions of Director of Strategic Planning at International Paper and Manager of Operations at SBC Communications.

        At our 2009 Annual Meeting of Stockholders, the term of office of all of our directors will expire. At each annual meeting of stockholders, successors to the directors whose term expires at that annual meeting will be elected for a one-year term. Our officers are elected annually to serve until each successor is elected and qualified or until his or her death, resignation or removal.

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

Section 16(a)—Beneficial Ownership Reporting Compliance

        Except as described below, to our knowledge, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of our common stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934. With respect to ten open market purchases of our 6% Convertible Subordinated Notes due 2010, our director, Robert E. Julian, did not timely file a Form 4.

Employees

        As of December 31, 2008, we had approximately 5,300 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

ITEM 1A.    RISK FACTORS

Forward Looking Statements

        We, or our representatives, from time to time may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our Quarterly Reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like "plans," "estimates," "expects," "anticipates" or "believes" to identify forward-looking statements.

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

Risks Related to our Business

         Current uncertainty in the global financial markets and the global economy may negatively affect our financial results.

        Current uncertainty in the global financial markets and economy may negatively affect our financial results. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors we have described below. Our customers may defer purchases of our services in response to tighter credit and negative financial news or reduce their demand for our services. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

        In addition, our operating results and financial condition could be negatively affected if as a result of economic conditions:

  •
  customers defer or forgo purchases of our services;

  •
  customers are unable to make timely payments to us;

  •
  the demand for, and prices of, our services are reduced as a result of actions by our competitors or otherwise;

  •
  key suppliers upon which we rely are unable to provide us with the materials we need for our network on a timely basis; or

  •
  our financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to us.

        For more information, please see the risk factor below under the caption, "Termination of relationships with key suppliers could cause delay and additional costs."

         Recent disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms (or at all), and have other adverse effects on us.

        Widely documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets have been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. As a result of the ongoing credit market turmoil, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2008, we had an aggregate of approximately $6.580 billion of long-term debt on a consolidated basis, including current maturities, premiums and discounts, capital leases and our commercial mortgage, and approximately $876 million of stockholders' equity. Of this long-term debt, approximately $186 million is due to mature in 2009, approximately $583 million is due to mature in 2010 and approximately $569 million is due to mature in 2011, in each case excluding issue discounts, premiums and fair value adjustments. For more information, please see the risk factor below under the caption "We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits."

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

         We need to continue to increase the volume of traffic on our network to become and/or remain profitable.

        We must continue to increase the volume of data, voice and content transmissions on our communications network at acceptable prices in order to realize our targets for anticipated revenue growth, cash flow, operating efficiencies and the cost benefits of our network. If we do not maintain or improve our current relationships with existing customers and develop new large volume and enterprise customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become and/or remain profitable.

         Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

        If technology that is necessary for us to provide our services was determined by a court to infringe a patent held by another entity that is unwilling to grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay a significant monetary damages award to the patent-holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease using the relevant technology and offering services incorporating the technology. In the event that a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome of the suit.

        While our own patent portfolio may deter other operating companies from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies, commonly referred to as patent "trolls," do not provide services or use technology, the assertion of our own patents by way of counter-claim would be largely ineffective. We have already been the subject of time-consuming and expensive patent litigation brought by certain patent holding companies and we can reasonably expect that we will face further claims in the future, particularly if legislation now discussed in Congress is not enacted in a way that will decrease the number and frequency of claims by patent trolls.

         Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.

        Our business depends on our ability to continue to develop effective business support systems. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisitions. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Following the development of the business support systems, the data migration regarding network and circuit inventory must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

  •
  accepting and inputting customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  billing for these services.

        Because our business provides for continued rapid growth in the number of customers that we serve and the volume of services offered as well as requires the integration of acquired companies' business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions and meet our financial goals and objectives.

         Our revenue is concentrated in a limited number of customers.

        A significant portion of our communications revenue is concentrated among a limited number of customers. For the year ended December 31, 2008, our top ten customers represented approximately 31% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries, represented approximately 12% of our consolidated total revenue for 2008. The next largest customer accounted for approximately 5% of our consolidated total revenue and most of the remaining top ten customers each account for 3% or less of our consolidated total revenue. If we lost one or more of our top five customers, or, subject to the following, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.

        In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, a subsidiary of AT&T, which we refer to as the SBC Master Services Agreement. We recognized $201 million and $303 million of revenue under the SBC Master Services Agreement during 2008 and 2007, respectively. The agreement provided a gross margin purchase commitment of $335 million, which was fully satisfied in 2008. However, AT&T, Inc., continues to purchase services from us under the SBC Master Services Agreement as it continues to migrate the services provided under the agreement to its own network facilities. As a result of the satisfaction of the gross margin purchase commitment, we expect that the revenue generated under the SBC Master Services Agreement will continue to decline. For more information regarding the SBC Master Services Agreement, please see the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.

        Our operations depend on our ability to avoid and mitigate any interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits, generally in the form of free service for a short period of time and we generally exclude any liability for "consequential" damages such as lost profits, a court might not enforce these limitations on liability, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers, which could negatively affect our operating results.

        The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could result in the interruption of customer service and other corporate functions until necessary repairs are effected or replacement equipment is installed. In addition, our business continuity plans may not be adequate to address a particular failure that we experience. Delays, errors, network equipment or network facility failures, including with respect to our network operations control centers and network data storage locations, could also result from natural disasters, disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses, or other causes. Our business could be significantly hurt from these delays, errors, failures or faults including as a result of:

  •
  service interruptions;

  •
  exposure to customer liability;

  •
  the inability to install new service;

  •
  the unavailability of employees necessary to provide services;

  •
  the delay in the completion of other corporate functions such as issuing bills and the preparation of financial statements; or

  •
  the need for expensive modifications to our systems and infrastructure.

        For more information, please see the risk factor below under the caption, "Termination of relationships with key suppliers could cause delay and additional costs."

         There is no guarantee that we will be successful in increasing sales of our content distribution service offering.

        As we believe that one of the largest sources of future incremental demand for our communications services will be derived from customers that are seeking to distribute their video, feature rich content or applications over the Internet, we purchased the content distribution network or CDN assets of SAVVIS, Inc. in January 2007 and we purchased Servecast Limited in July 2007. Although we have sold high speed Internet access, transport and colocation services since the late 1990's, we have only been selling our CDN services since January 2007. As a result, there are many difficulties that we may encounter, including customer acceptance, customer support system development issues, intellectual property matters, technological issues, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

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

         During our communications business operating history we have generated substantial net operating losses, and we expect to continue to generate net operating losses.

        Our expenditures combined with non-cash compensation expense as well as depreciation and amortization expense could result in substantial net losses for the near future. For the fiscal years ended December 31, 2008 and December 31, 2007, we incurred net losses of approximately $290 million and $1.114 billion, respectively. We expect to continue to experience net losses, and we may not be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt, or fund other business needs.

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

        We also expect revenue from our managed modem services to continue to decline primarily as a result of end users migrating to broadband services.

         We may be liable for the information that content owners or distributors distribute over our network.

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

        We use network resources owned by other companies for portions of our network in North America, in Europe and elsewhere. We obtain the right to use such network portions, including both telecommunications capacity and rights to use dark fiber, through operating leases and IRU agreements. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease or IRU suffers financial distress or bankruptcy, we may not be able to enforce our rights to use these network assets or, even if we could continue to use these network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used.

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

         We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers could adversely affect our business.

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

        Our business is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of the current economic conditions, a supplier fails to provide critical services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business could be materially adversely affected.

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

        Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect our business and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities), completing interconnection agreements with other carriers, or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our business. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on our business.

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

         The laws in certain countries currently do not permit us to offer services directly in those countries.

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
  the consolidation in the industry;

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

        In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 150 properties as of February 15, 2009. We are engaged in addressing or have liquidated environmental liabilities at 72 of those properties. Of these: (a) we have formal commitments or other potential future costs at 15 sites; (b) there are 10 sites with minimal future costs; (c) there are 12 sites with unknown future costs and (d) there are 35 sites with no likely future costs. The remaining 78 properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

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

  •
  a substantial portion of our cash flows will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

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

        We had deficiencies of earnings to cover fixed charges of $236 million for the fiscal year ended December 31, 2008, $1.068 billion for the fiscal year ended December 31, 2007, $720 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, and $409 million for the fiscal year ended December 31, 2004.

         We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2008, we had an aggregate of approximately $6.580 billion of long-term debt on a consolidated basis, including current maturities, premiums and discounts, capital leases and our commercial mortgage, and approximately $876 million of stockholders' equity. Of this long-term debt, approximately $186 million is due to mature in 2009, approximately $583 million is due to mature in 2010 and approximately $569 million is due to mature in 2011, in each case excluding issue discounts, premiums and fair value adjustments.

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

        Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

  •
  the timing of costs associated with the operation of our business and our integration activities with respect to our recently completed acquisitions;

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

        As of December 31, 2008, we had net operating loss carry forwards of approximately $4.7 billion for federal income tax purposes. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code of 1986, as amended (the "Code") and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carry forwards and certain current deductions against any taxable income we achieve in future periods.

        We have entered into transactions over the applicable three year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above-noted Code imposed limitations, such transactions would prevent us from fully utilizing net operating loss carry forwards and certain current deductions to reduce income taxes.

         Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could adversely affect investor confidence, and any restatement of earnings could increase litigation risks and limit our ability to access the capital markets.

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles or as a result of other factors or errors, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

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

        We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. In addition, shares of our common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability in the future to raise capital through the sale of additional common stock in the capital markets.

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

        Additionally, we lease approximately 120,000 square feet of office and technical space in a building located at 180 Peachtree Street, NW in Atlanta, Georgia. We also lease approximately 143,000 square feet of office and technical space in the building known as One Technology Center located at 100 South Cincinnati Avenue in Tulsa, Oklahoma and approximately 42,000 square feet of office space in the Southpointe office park in Canonsburg, Pennsylvania. We also use approximately 8,900 square feet of office space that we own in the building located at 200 Technology Drive, Pittsburgh, Pennsylvania. We also lease approximately 128,000 square feet of office space in a building located at 1122 South Capital of Texas Highway in Austin, Texas. In Europe, we have approximately 211,000 square feet of office space in the United Kingdom and approximately 3,000 square feet of office space in France.

        Properties relating to our network operations in the communications business are described under "ITEM 1. BUSINESS—Our Communications Network" above.

        Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We ended 2008 with approximately 6.9 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.6 million square feet of this space. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements.

        We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

        Properties relating to our coal mining segment are described under "ITEM 1. BUSINESS—Our Other Businesses" above. In connection with certain existing and historical operations, we are subject to environmental risks.

ITEM 3.    LEGAL PROCEEDINGS

        In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies' involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. All of these actions involve the companies' right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

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

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of the proposed settlement of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not ultimately approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period of February 8, 2007 to October 23, 2007, the defendants failed to disclose material adverse facts about the Company's business and operations. Specifically, defendants failed to disclose or indicate the following: (1) that the Company's efforts to integrate the numerous acquired companies were not going well; (2) that, specifically, the Company was experiencing an increase in service activation times, which was negatively impacting the Company's service installation intervals and the rate of its revenue growth; (3) that the Company was also experiencing challenges in its service management processes that were resulting in longer response times to resolve customer's network service issues; (4) that steps taken by the Company to remedy the problems were not working and actually, further complicating the issues and making them worse; (5) that, as a result of the above, the Company did not have adequate provisioning capability to convert its increasing sales, or signed orders, into revenue generating service; (6) that the Company lacked adequate internal controls; and (7) that, as a result of the above, the statements made by the defendants during the purported class period lacked a reasonable basis. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and

Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934.

        It is too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend these actions vigorously.

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

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol "LVLT." As of February 25, 2009, there were approximately 7,900 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sale prices of our common stock as reported by the NASDAQ Global Select Market of The NASDAQ Stock Market LLC.

Year Ended December 31, 2008	High	Low
First Quarter	$3.53	$1.68
Second Quarter	4.48	1.96
Third Quarter	3.90	2.44
Fourth Quarter	2.75	0.57
Year Ended December 31, 2007	High	Low
First Quarter	$6.80	$5.54
Second Quarter	6.30	5.20
Third Quarter	6.42	4.28
Fourth Quarter	5.10	2.66

  Equity Compensation Plan Information.

        We have only one equity compensation plan—The 1995 Stock Plan, as amended—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	40,858,846	†	$3.90	†‡	78,375,455
Equity compensation plans not approved by stockholders	0		$0.00		0

†
Includes awards of outperform stock options or outperform stock appreciate units ("OSOs"). For purposes of this table, these securities are considered to use a single share of our common stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

        OSOs are currently designed to provide recipients of the awards with the incentive to maximize stockholder value and to reward recipient employees only when the price of our common stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is exercised or settled. For the OSOs granted beginning in April 2007, OSOs have a three-year life and vest 100% on the third anniversary of the date of the award and will fully settle on that date. In other words, recipients of these OSOs will not be able to voluntarily exercise the OSOs as they will settle automatically with value on the third anniversary of the date of the award or expire without value on that date. This type of instrument is sometimes referred to as a "European style option." For OSOs granted prior to April 2007, the OSOs generally have a four-year life and vest 50% at the end of the first year after grant, with the remaining 50% vesting in four equal quarterly installments so that the OSOs are fully vested by the end of the second year after grant.

        OSOs have an initial strike price that is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial strike price is referred to as the "Initial Price." On the settlement date or the date that an employee elects to exercise an OSO, the Initial Price is adjusted—as of that date—by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement or exercise date. The Initial Price, however, can not be adjusted below the closing price of our common stock on the day that the OSO was granted.

        The value of all OSOs will increase as the price of our common stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a "success multiplier."

        The mechanism for determining the value of an individual OSO award is described below: The Initial Price is adjusted over time (the "Adjusted Strike Price") until the settlement or exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the settlement date. The value of the OSO increases for increasing levels of outperformance. OSOs have a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

        The pre-multiplier gain is our common stock price minus the Adjusted Strike Price on the settlement or exercise date.

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

        The graph compares the cumulative total return of our common stock for the five year period from 2004 through 2008 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2003, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/03	12/04	12/05	12/06	12/07	12/08
Level 3 Common Stock	100.00	59.47	50.35	98.25	53.33	12.28
S&P 500® Index	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Telecommunications	100.00	103.00	106.64	131.01	134.97	78.22

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1)
	2008	2007	2006	2005	2004
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$4,301	$4,269	$3,378	$1,719	$1,776
Loss from continuing operations(2)	(290)	(1,114)	(790)	(707)	(478)
Income (loss) from discontinued operations(3)	—	—	46	69	20
Net loss	(290)	(1,114)	(744)	(638)	(458)
Per Common Share:
Loss from continuing operations(2)	(0.19)	(0.73)	(0.79)	(1.01)	(0.70)
Income (loss) from discontinued operations(3)	—	—	0.05	0.10	0.03
Net loss	(0.19)	(0.73)	(0.74)	(0.91)	(0.67)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	9,638	10,254	9,994	8,277	7,544
Current portion of long-term debt(5)	186	32	5	—	143
Long-term debt, less current portion(5)	6,394	6,832	7,357	6,023	5,067
Stockholders' equity (deficit)(6)	876	1,070	374	(476)	(157)

(1)
The operating results of Software Spectrum, Inc. ("Software Spectrum"), which was sold in 2006, and (i)Structure, LLC ("(i)Structure"), which was sold in 2005, are included in discontinued operations for all periods presented for which Level 3 owned each business.

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

  On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs. Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008 through the date of sale, $36 million in 2007 and $35 million in 2006. The Vyvx businesses were acquired by the Company at the end of 2005 in the WilTel acquisition.

(2)
In 2004, the Company recognized a gain of $197 million as a result of the early extinguishments of certain long-term debt and $113 million of termination revenue.

  In 2005, the Company recognized $133 million of termination revenue and approximately $23 million of impairment and restructuring charges.

  In 2006, the Company recognized approximately $13 million of impairment and restructuring charges, and a loss on early extinguishment of debt of $83 million as a result of the amendment and restatement of its senior secured credit facility and certain debt exchanges and redemptions.

  In 2007, the Company recognized approximately $12 million of impairment and restructuring charges, and a loss on the early extinguishment of debt of $427 million as a result of the refinancing of its senior secured credit agreement and certain debt exchanges, redemptions and repurchases. The Company also recognized a gain of $37 million on the sale of marketable equity securities and a tax benefit of $23 million related to certain state tax matters.

  In 2008, the Company recognized approximately $25 million of impairment and restructuring charges, $44 million of induced debt conversion expenses attributable to the exchange of certain of the Company's convertible debt securities, a gain on the early extinguishment of debt of $125 million as a result of certain debt repurchases, and a $99 million gain on the sale of the Company's Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers. The Company also revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations in the fourth quarter of 2008. As a result, the Company reduced its asset retirement obligations liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million.

(3)
In 2005, the Company sold (i)Structure and recognized a gain on the sale of $49 million. For fiscal years 2005 and 2004, (i)Structure revenue approximated costs.

  In 2006, the Company sold Software Spectrum and recognized a gain on the sale of $33 million. The income from the operations of Software Spectrum was $13 million, $20 million and $20 million for the fiscal years 2006, 2005 and 2004, respectively.

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

  In 2008, the Company received proceeds of $400 million from the issuance of its 15% Convertible Senior Notes due 2013. In connection with the issuance of the 15% Convertible Senior Notes due 2013, the Company completed tender offers and repurchased $163 million of its 2.875% Convertible Senior Notes due 2010, $173 million of its 6% Convertible Subordinated Notes due 2010 and $124 million of its 6% Convertible Subordinated Notes due 2009. In 2008, the Company completed exchanges with holders of various issues of its convertible debt in which the Company issued approximately 48 million shares of the Company's common stock in exchange for $18 million of its 6% Convertible Subordinated Notes due 2009, $47 million of its 10% Convertible Senior Notes due 2011, $19 million of its 2.875% Convertible Senior Notes due 2010, $15 million of its 5.25% Convertible Senior Notes due 2011 and $9 million of its 3.5% Convertible Senior Notes due 2012. Also in 2008, the Company repurchased $39 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $32 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company also repaid at maturity the remaining $20 million of its outstanding 11% Senior Notes due 2008 and approximately $6 million (€4 million) of its outstanding 10.75% Senior Euro Notes due 2008.

(6)
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

  In 2008, the Company issued approximately 48 million shares of common stock in exchange for $108 million aggregate principal amount of various issues of its convertible debt.

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

Communications Business

        The Company is a facilities based provider of a broad range of communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2008, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

        Communications revenue consists of:

  •
  Core Communications Services

  •
  Other Communications Services

        The two categories of Communications revenue are in different phases of the service life cycle, requiring different levels of investment and focus, and providing different contributions to the Company's Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to effectively manage the positive cash flows from its Other Communications Services. Core Communications Services includes revenue from Core Network Services and Wholesale Voice Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services represents lower margin services. The Company believes that trends in the communications business are best gauged by looking at revenue trends in Core Network Services. The Company manages Wholesale Voice performance based on gross margin contribution. Core Network Services includes revenue from transport and infrastructure, IP and data services, including content delivery network services, local and enterprise voice services and Level 3 Vyvx broadcast services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the "SBC Master Services Agreement", which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC ("WilTel").

Core Communications Services

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

        IP and data services primarily include the Company's high speed Internet access service, dedicated Internet access ("DIA") service, ATM and frame relay services, IP and ethernet virtual private network ("VPN") services, and content delivery network ("CDN") services, which includes streaming services. Level 3's Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company's VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        The Company believes that one of the largest sources of future incremental demand for the Company's Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service, resulting in growth in absolute revenue. The Company experienced price compression in the high-speed IP market in 2008 and expects that pricing for its high-speed IP services will continue to decline in 2009.

        The Company's Core Network Services includes local and enterprise voice services. Local voice services are primarily components that enable other service providers to deliver business or consumer-ready voice products to their end customers. Enterprise voice services are business-grade voice services that the Company sells directly to its business customers.

        The Company, through its Level 3 Vyvx business, provides transport services for the audio and video programming of its customers over the Company's fiber-optic network and via satellite. It uses the Company's fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

        For live events where the location is not known in advance, such as breaking news stories in remote locations, the Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Level 3 Vyvx's customers for these services contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

        Prior to the sale of the Vyvx advertising distribution business, Level 3 Vyvx distributed advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services utilized a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Level 3 has retained ownership of Vyvx's core broadcast business, including the Vyvx Services Broadcast Business' content distribution capabilities.

        The financial results of the Vyvx advertising distribution business are included in the Company's consolidated results of operations through the date of sale on June 5, 2008.

        Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in 2008. The gain is presented in the consolidated statements of operations as "Gain on sale of business groups, net."

        The Company has developed content distribution services through the acquisition of the Content Delivery Network services business ("CDN Business") of SAVVIS, which it purchased in January 2007 from SAVVIS, and the acquisition of Dublin, Ireland based Servecast Ltd., which it purchased in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property. Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

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

Core Communications Services Market Groups

        In order to serve the changing needs of customers in growing markets and to drive growth across the Communications organization, Core Communications Services revenue by customer is also disaggregated into four customer-facing market groups as follows:

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

        The Company believes that the alignment of Core Communications Services around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by non-dedicated, centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

        Core Communications Services revenue by customer-facing market group was as follows:

	Year Ended December 31,
(dollars in millions)	2008	2007	2006
Wholesale Markets Group	$2,177	$2,045	$1,205
Business Markets Group	959	941	327
Content Markets Group	398	380	254
European Markets Group	326	256	187

Total Core Communications Services	$3,860	$3,622	$1,973

        The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors.

Other Communications Services

        The Company's Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company's dial-up services, has been implementing a strategic change in its approach to its dial-up internet access business over the past few years that has accelerated the loss of its dial-up subscribers. During 2007, America Online's strategy accelerated the decline in managed modem revenue and contributed to further declines in managed modem revenue in 2008. The Company recognized approximately $103 million of managed modem revenue in 2008, a 35% decline from the $158 million of managed modem revenue recognized in 2007. The declines in managed modem revenue from America Online have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business. The Company believes that the low-cost structure of its network will enable it to compete aggressively for new business in the declining managed modem market.

        The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. In addition, a majority of the Company's existing reciprocal compensation revenue is associated with agreements that are in effect through 2009 or beyond. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services. The Company also receives reciprocal compensation from its voice services.

Communications Business Strategy and Objectives

        The Company's management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company's focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business groups or service offerings are not considered to be compatible with the delivery of the Company's services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services.

        The Company is focusing its attention on the following operational and financial objectives:

  •
  increasing sales;

  •
  improving the customer experience to increase customer retention and reducing customer churn;

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

  •
  refinancing its future debt maturities.

        The Company's management believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the Company's future success.

        In 2006, the Company strategically expanded its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy allowed the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets also provided additional opportunities to sell services to bandwidth intensive businesses on the Company's national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007. Level 3 also strategically expanded its content delivery network services with the acquisitions of the CDN Business in the first quarter of 2007 and Servecast in the third quarter of 2007. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. Below is a summary of the Company's 2007 and 2006 acquisitions.

        Servecast Acquisition:    On July 11, 2007, Level 3 completed the acquisition of Servecast Limited, a Dublin, Ireland based provider of live and on-demand video management and streaming services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, in cash, including transaction costs, to complete the acquisition of Servecast.

        CDN Business Acquisition:    On January 23, 2007, Level 3 completed the acquisition of the Content Delivery Network services business of SAVVIS, Inc. Level 3 paid approximately $133 million in cash, including transaction costs, to acquire the assets of the CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business.

        Broadwing Acquisition:    On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $755 million of cash, including transaction costs, and issued approximately 123 million shares of the Company's common stock, valued at $688 million. As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock.

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

        Looking Glass Acquisition:    On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company. The consideration paid by Level 3 consisted of approximately $13 million in cash, including transaction costs, and approximately 21 million shares of Level 3 common stock valued at $84 million. In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.

        TelCove Acquisition:    On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. The consideration paid by Level 3 consisted of approximately $461 million in cash, including transaction costs, and approximately 150 million shares of Level 3 common stock valued at $623 million. In addition, Level 3 repaid approximately $132 million of TelCove liabilities.

        ICG Communications:    On May 31, 2006, Level 3 acquired all of the stock of ICG Communications, a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC excluding certain assets and liabilities. Under the terms of the purchase agreement, Level 3 purchased ICG Communications for aggregate consideration consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and approximately $47 million in cash, including transaction costs and working capital adjustments.

        Progress Telecom:    On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC ("PT Holding") excluding certain specified assets and liabilities of Progress Telecom. Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the purchase agreement, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of approximately $68 million in cash, including transaction costs and working capital adjustments, and approximately 20 million shares of Level 3 common stock, valued at $66 million.

        Level 3 will continue to evaluate acquisition opportunities and could make additional acquisitions in the future.

        The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must continue to identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses continues to depend on the Company's ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively continue to integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

        In 2007, during the second quarter and portions of the third quarter, the Company's service activation times increased as a result of the following issues:

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

        This increase in service activation cycle time had a negative effect on the Company's service installation intervals and the rate of Core Communications Services revenue growth during 2007. During this same period, the Company also experienced challenges in its service management processes that resulted in longer response times to resolve customer's network service issues. As a result of consolidating key operational functions and organizations as part of the integration effort, the Company's operating environment became more complex in the first half of 2007.

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

        The Company has taken steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company saw improvements in its service management during the fourth quarter of 2007 and in 2008. Additionally, the Company believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.

        The Company has ongoing process and system development work that is being implemented as part of the integration efforts which have and are expected to further address the service activation and service management issues of systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The Company completed the foundation of its processes and systems development objectives at the end of 2008 and is now focused on operational efficiency improvements.

        Recent changes in the composition of the Company's revenue have required the Company to manage operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services. Recent uncertainty in the global financial markets and economy has also required the Company to continue to manage its cost structure more efficiently. In addition, our operating results and financial condition could be negatively affected if as a result of economic conditions:

  •
  customers defer or forgo purchases of our services;

  •
  customers are unable to make timely payments to us;

  •
  the demand for, and prices of, our services are reduced as a result of actions by our competitors or otherwise;

  •
  key suppliers upon which we rely are unable to provide us with the materials we need for our network on a timely basis; or

  •
  our financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to us.

        In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

        In December 2008, the Company completed tender offers for and repurchased $163 million in the aggregate of its 2.875% Convertible Senior Notes due 2010, $173 million of its 6% Convertible Subordinated Notes due 2010 and $124 million of its 6% Convertible Subordinated Notes due 2009. In connection with the completion of the tender offers, the Company issued $400 million aggregate principal amount of its 15% Convertible Senior Notes due 2013.

        In October 2008, the Company completed exchanges with holders of various issues of its convertible debt in which the Company issued approximately 48 million shares of the Company's common stock in exchange for $18 million of its 6% Convertible Subordinated Notes due 2009, $47 million of its 10% Convertible Senior Notes due 2011, $19 million of its 2.875% Convertible Senior Notes due 2010, $15 million of its 5.25% Convertible Senior Notes due 2011 and $9 million of its 3.5% Convertible Senior Notes due 2012.

        The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the communications business.

Coal Mining

        Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is generally recognized when coal is shipped to the customer.

Information Services

        On November 30, 2005, the Company sold its wholly owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses. The Company also completed the disposition of its remaining subsidiary in the information services business, Software Spectrum, Inc. on September 7, 2006. The results of operations and financial position for (i)Structure and Software Spectrum are reflected as discontinued operations for all applicable periods presented in this report.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

        While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, accruals for estimated tax and legal liabilities, cost of revenue disputes for communications services, valuation allowance for deferred tax assets, and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements, as critical to its business operations and the understanding of its results of operations.

Revenue

        Revenue for communications services, including transport, infrastructure, data, colocation, IP, Vyvx broadcast, voice, and managed modem, is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheets until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2008, 2007 and 2006.

        Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualified for sales-type lease accounting and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years).

        Termination revenue is recognized when a customer disconnects service prior to the end of the contract period and for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original product or service provided.

        Accounting practice and guidance with respect to the accounting treatment of revenue continues to evolve. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue within its communications and coal businesses.

Non-Cash Compensation

        The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the expected life of the share- based payment awards and stock price volatility. The Company issues outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilizes a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index. As a result of the deterioration of the Company's stock price at the end of 2008, the aggregate intrinsic value of outstanding outperform stock options was zero as of December 31, 2008.

        The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rates are materially different from the Company's estimate, stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Valuation of Long-Lived Assets

        The Company performs an assessment of its long-lived assets, including finite-lived acquisition-related intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groupings may not be recoverable. This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and operating expenses. All of these items require significant judgment and assumptions. The impairment analysis of long-lived assets also requires the Company to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits and the expected future use of certain empty conduit. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2008 and concluded that its long-lived assets, including finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, to their estimated fair value.

Valuation of Goodwill and Acquired Indefinite-Lived Intangible Assets

        The Company performs an assessment of its goodwill for impairment annually at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14 to the Consolidated Financial Statements. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

        The Company's fair value methodology consists of a quoted market price approach whereby the Company calculates the market capitalization of Level 3 using quoted market prices, adds an estimated control premium, and then assigns that fair value to the reporting units. The Company also performs a discounted cash flow analysis that includes estimates of revenue, costs, growth rates and an appropriate discount rate. These estimates are based on historical data, various internal estimates and management's expectations of future trends.

        The Company conducted its goodwill impairment analysis at the end of the fourth quarter of 2008 and concluded that its goodwill was not impaired.

        The Company also performs an assessment of its indefinite-lived acquisition-related intangible assets annually at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process compares the fair value of the indefinite-lived acquisition-related intangible assets to their respective carrying values. If the fair value of the indefinite-lived acquisition-related intangible assets exceeds their carrying values, then the indefinite-lived acquisition-related intangible assets are not impaired.

        The Company's fair value methodology primarily consists of a discounted cash flow analysis that includes estimates of revenue, costs, growth rates and an appropriate discount rate and market comparable estimates. These estimates are based on historical data, various internal estimates and management's expectations of future trends.

        The Company conducted its indefinite-lived acquisition-related intangible asset impairment analyses at the end of the fourth quarter of 2008 and concluded that there was no impairment. As a result of the sale of the Vyvx advertising distribution business in the second quarter of 2008, the Company also performed an impairment analysis of its indefinite-lived, Vyvx trade name and concluded that there was no impairment as of June 30, 2008.

        To the extent that future changes in the Company's assumptions and estimates cause a change in the related fair value estimates that indicate the carrying amount of the Company's goodwill and indefinite-lived acquisition-related intangible assets may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's goodwill and indefinite-lived acquisition-related intangible assets to their estimated fair value.

Asset Retirement Obligations

        The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term, restoration requirements for leased facilities and reclamation requirements in the coal mining business to remediate previously mined properties. The initial and subsequent measurement of the Company's asset retirement obligations require the Company to make significant estimates regarding the eventual costs and probability or likelihood that the Company will be required to remove certain of its network infrastructure, restore certain of its leased properties and remediate certain of its previously mined properties. In addition, the Company must estimate the periods over which these costs will be incurred and present value the total of such costs using the Company's estimate of its credit-adjusted risk-free interest rate.

        The Company regularly evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.

        As a result of indicators suggesting that the estimated cash flows underlying the Company's ROW asset retirement obligations were too high, the Company revised its assessment on December 31, 2008. Network infrastructure relocations indicated that the Company is not being required to physically remove its underground network infrastructure at rates consistent with the Company's previous estimates. Other internal and external information corroborated these lower rates. As a result, on December 31, 2008, the Company revised its probability assessment related to its requirement to physically remove its underground network infrastructure at the end of the underlying ROW terms, which caused a significant reduction to the related cash flows that the Company believes will be required to settle its ROW asset retirement obligations. The Company reduced its asset retirement obligation liability accordingly as of December 31, 2008.

        As part of the ROW asset retirement obligation change in estimate, the Company determined that certain of its asset retirement obligations for acquired entities should have been higher at the acquisition date. As a result, the Company increased goodwill by approximately $15 million as of December 31, 2008.

        The Company also determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore. As a result, on December 31, 2008, the Company reduced its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability.

        In the fourth quarter of 2008, the Company was awarded a long-term coal contract, which will extend the life of one of the Company's coal mining operations. As a result of the increase in the estimated life of one of the Company's coal mining operations, the Company revised the timing of its cash flows to remediate the mining site causing a reduction in its asset retirement obligation liability in the fourth quarter of 2008.

        As a result of the aforementioned revisions in the estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligation liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million. The Company reduced property, plant and equipment to the extent of the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established. The remaining amount of the reduction to the asset retirement obligation was recorded as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and selling, general and administrative expense.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for financial assets and liabilities, as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS No. 157 did not have a material effect on the Company's consolidated results of operations or financial condition in 2008. The Company does not expect the adoption of the remaining portions of SFAS No. 157 to have a material effect on the Company's consolidated results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; (5) capitalizing in-process research and development assets acquired; and (6) measuring acquirer shares issued in consideration for a business combination at fair value on the acquisition date opposed to the announcement date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS No. 141R on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of business combinations completed after December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company does not currently expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operations and financial condition.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. This statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated results of operations and financial condition.

        On May 9, 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 applies to certain of the Company's convertible debt. FSP APB 14-1 is effective for the Company beginning on January 1, 2009 and will be applied retrospectively to all quarterly and annual periods that will be presented in the Company's consolidated financial statements. Early adoption of FSP APB 14-1 is not permitted. The adoption of FSP APB 14-1 is expected to significantly increase the Company's non-cash interest expense and reduce basic and diluted earnings (loss) per share.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning on January 1, 2009. The effect of adopting EITF 08-7 on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of business combinations completed after December 31, 2008.

Results of Operations 2008 vs. 2007

	Year Ended
(dollars in millions)	December 31, 2008	December 31, 2007	Change %
Revenue:
Communications	$4,226	$4,199	1%
Coal mining	75	70	7%

Total revenue	4,301	4,269	1%
Costs and Expenses: (exclusive of depreciation and amortization shown separately below)
Cost of revenue:
Communications	1,740	1,769	(2)%
Coal mining	69	64	8%

Cost of revenue	1,809	1,833	(1)%
Depreciation and amortization	931	942	(1)%
Selling, general and administrative	1,505	1,723	(13)%
Restructuring and non-cash impairment charges	25	12	108%

Total costs and expenses	4,270	4,510	(5)%

Operating Income (Loss)	31	(241)	113%
Other Income (Expense):
Interest income	15	54	(7)%
Interest expense	(534)	(577)	7%
Gain (Loss) on extinguishment of debt, net	81	(427)	—
Gain on sale of business groups	99	—	—
Other, net	24	55	(56)%

Total other income (expense)	(315)	(895)	65%

Loss Before Income Taxes	(284)	(1,136)	75%
Income Tax (Expense) Benefit	(6)	22	—

Net Loss	$(290)	$(1,114)	74%

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

        Communications revenue attributable to each of these services is as follows:

	Year Ended December 31,
(dollars in millions)	2008	2007
Communications Services:
Core Network Services	$3,147	$2,994
Wholesale Voice Services	713	628

Total Core Communications Services	3,860	3,622
Other Communications Services	366	577

Total Communications Services Revenue	$4,226	$4,199

        Communications Revenue increased 1% in 2008 compared to 2007. Contributing to this increase in Communications revenue was an increase in Core Communications Services revenue in 2008 compared to 2007. This increase in Core Communications Services revenue is the result of a combination of growth in the Company's Core Network Services and Wholesale Voice Services.

        The Company experienced growth across several services within Core Network Services in 2008 compared to 2007, including infrastructure, transport, colocation, data, IP, including CDN services, and Vyvx broadcast services. The Company continues to experience strong demand for infrastructure and transport services for complex nationwide solutions and colocation capacity in large markets. Vyvx broadcast revenue increased primarily as a result of the proliferation of high definition sports, news and entertainment programming. Partially offsetting the increase in Core Network Services revenue was lower Vyvx advertising distribution revenue. On June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore only recorded Vyvx advertising distribution revenue in 2008 from January 1, 2008 through June 5, 2008. Revenue attributable to the Vyvx advertising distribution business was $15 million in 2008 compared to $36 million in 2007.

        The increase in Wholesale Voice Services revenue is attributable to an increase in voice termination and toll free voice services. The growth in voice termination revenue is primarily attributable to an increase in demand from wireless carrier customers. Toll free revenue increased primarily due to higher traffic attributable to conferencing provider customers. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

        Other Communications Revenue declined to $366 million in 2008 from $577 million in 2007. The decrease is primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions in 2009 as contracts are renewed.

        Reciprocal compensation revenue from managed modem services also declined in 2008 compared to 2007 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

        Also contributing to the decrease in Other Communications revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network and the satisfaction by SBC of its gross margin commitment under the SBC Master Services Agreement in 2008. During the second quarter of 2008, the gross margin commitment on the SBC Master Services Agreement was satisfied; however AT&T, Inc. ("AT&T"), which merged with SBC in 2005, continues to purchase services from Level 3 under the SBC Master Services Agreement as it continues to migrate the services provided under the agreement to its own network facilities. The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition. WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized $201 million and $303 million of revenue under the SBC Contract Services Agreement during 2008 and 2007, respectively. The agreement provided a gross margin purchase commitment of $335 million from December 2005 through the end of 2007 and $75 million from January 2008 through the end of 2009 and stipulated that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC's purchases of services that exceeded the original $335 million gross margin purchase commitment counted toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. SBC satisfied $39 million of the $75 million gross margin purchase commitment in 2007 with the remaining $36 million satisfied in 2008.

        Additionally, the SBC Contract Services Agreement provided for the payment of $50 million by SBC if certain performance criteria were met by Level 3. The performance-based incentive provisions of the agreement ended on December 31, 2007. The Company met the required performance criteria and recorded annual revenue of $25 million in both 2006 and 2007 under the agreement.

        Coal mining revenue increased to $75 million in 2008 from $70 million in 2007, primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company. The Company does not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in 2008. Partially offsetting this increase were lower volumes of coal sold in 2008 compared to 2007.

        Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses. Prior to the sale of the Vyvx advertising distribution business, the Company included in communications cost of revenue package delivery costs and the blank tape media costs associated with this business.

        Cost of revenue for the communications business, as a percentage of communications revenue, was 41% in 2008 compared to 42% in 2007. This decrease is primarily attributable to the synergies derived from acquisitions. During 2007 and the first part of 2008, the Company was able to eliminate some of the costs associated with duplicate circuits serving the same markets. Also contributing to the decrease was the continued reduction in Other Communications Services revenue, in particular, SBC Contract Services revenue. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue and managed modem and reciprocal compensation from managed modem revenue. Partially offsetting this decrease were increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue.

        Coal mining cost of revenue approximated 92% of coal mining revenue in 2008 and 91% in 2007. The increase in coal mining cost of revenue as a percentage of coal mining revenue in 2008 is the result of an increase in energy costs to mine the coal partially offset by the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in 2008.

        Depreciation and Amortization expense decreased 1% to $931 million in 2008 from $942 million in 2007. The decrease is primarily attributable to the $11 million reduction to depreciation and amortization expense resulting from the Company revising its estimates of its asset retirement obligations liability in the fourth quarter of 2008. Also contributing to the decrease was reduced amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company's amortizable intangible assets becoming fully amortized in early 2008. These decreases in depreciation and amortization were partially offset by higher accelerated depreciation in 2008 on network infrastructure assets that were abandoned as a result of the Company relocating small scale portions of its network and reductions in the useful lives of certain of the Company's amortizable intangible assets in the second quarter of 2007.

        The Company expects depreciation and amortization expense of between $900 million to $940 million in 2009 based on the Company's current expectations of the timing and amounts of capital expenditures in 2009.

        Selling, General and Administrative expenses include salaries, wages and related benefits (including non-cash, stock based compensation expenses), property taxes, travel, insurance, rent, contract maintenance, advertising, accretion expense on asset retirement obligations and other administrative expenses. Selling, general and administrative expenses also include certain network related expenses such as network facility rent, utilities and maintenance costs.

        Selling, general and administrative expenses decreased 13% to $1.5 billion in 2008 compared to $1.7 billion in 2007. The decrease is primarily attributable to the $86 million reduction to selling, general and administrative expenses resulting from the Company revising its estimates of its asset retirement obligations liability in the fourth quarter of 2008. Also contributing to the decrease were synergies that have been achieved as a result of acquisition integration efforts and the Company's focus on reducing operating expenses. Specifically, decreases in employee compensation and related costs, professional fees and vendor services, and facilities-based expenses all contributed to the decrease in selling, general and administrative expenses in 2008 compared to 2007.

        Included in selling, general and administrative expenses in 2008 and 2007 were $78 million and $122 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. The decrease in non-cash, stock-based compensation expense in 2008 compared to 2007, is primarily due to the Company not making its annual discretionary grant to its 401(k) plan. The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the year ended December 31, 2007 of $16 million. Non-cash, stock-based compensation also decreased in 2008 compared to 2007 for those employees eligible for accelerated vesting of stock awards at retirement and as a result of a lower weighted-average fair value of restricted stock awards granted in 2008 compared to 2007. See Note 12 of the Notes to Consolidated Financial Statements for more details.

        The Company expects to continue its focus on reducing selling, general and administrative expenses in 2009.

        Restructuring and Impairment Charges increased to $25 million in 2008 from $12 million in 2007 as a result of an increase in costs associated with employee terminations. See Note 8 of the Notes to Consolidated Financial Statements for more details.

        The Company may experience further restructuring charges in 2009 in connection with the continued integration of acquired businesses as a result of the deployment of improved business processes and systems and the possible need to adjust its cost structure if revenue performance is not satisfactory due to negative effects of the current economy or other reasons, which could result in additional headcount reductions.

        Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses in the consolidated statements of operations.

        Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company's internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes the gain on sale of business groups and net other income (expense) because these items are not related to the primary operations of the Company.

        There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt, the gain on sale of business groups and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

        Note 14 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company's reportable operating segments.

        Adjusted EBITDA for the communications business was $1.0 billion in 2008 compared to $823 million in 2007. The increase in Adjusted EBITDA for the communications business is primarily attributable to the growth in the Company's Core Communications Services revenue and the benefits of continued operating expense reductions from integration activities, partially offset by declines in Other Communications Services revenue. Also contributing to the increase in Adjusted EBITDA for the communications business in 2008 was the $86 million reduction to selling, general and administrative expenses resulting from the Company revising its estimates of the amounts of its asset retirement obligations liability in the fourth quarter of 2008.

        Interest Income decreased to $15 million in 2008 from $54 million in 2007. The decrease in interest income was primarily due to a decrease in the Company's average invested cash balances and a decrease in the average returns on the portfolio. The Company's average return on its portfolio decreased to 2.0% in 2008 compared to 4.8% in 2007. The average portfolio balance decreased to $735 million in 2008 compared to $1.0 billion in 2007.

        The Company invests its funds primarily in government and government agency securities, money market funds and commercial paper depending on liquidity requirements. The Company's investment strategy generally provides lower yields on the funds than would be obtained on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

        Interest Expense decreased 7% to $534 million in 2008 from $577 million in 2007. Interest expense decreased primarily as a result of a decrease in interest rates on the Company's unhedged variable rate debt. Interest rates on the Company's unhedged variable rate debt approximated 6% in 2008 and 8% in 2007. Interest expense also decreased as a result of the debt for equity exchanges, debt redemptions, debt repurchases and debt repayment transactions that were completed by the Company in 2007 and 2008. See Note 11 of the Notes to Consolidated Financial Statements for more details.

        Gain on Sale of Business Groups totaled $99 million in 2008 compared to zero 2007. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a gain on the sale of $96 million in the second quarter of 2008. In addition, in the fourth quarter of 2008 Level 3 completed the sale of certain of its smaller long distance voice customers and recognized a gain on the sale of approximately $3 million. See Note 2 of the Notes to Consolidated Financial Statements for more details.

        Gain (Loss) on Extinguishment of Debt was a gain of $81 million in 2008 compared a loss of $427 million in 2007. The 2008 gain on extinguishment of debt consisted of a gain of $125 million as a result of certain debt repurchases prior to maturity, partially offset by a $44 million loss attributable to induced debt conversion expenses related to the exchange of certain of the Company's convertible debt securities. The 2007 loss on extinguishment of debt consisted of a loss of $427 million as a result of the refinancing of the Company's senior secured credit agreement and certain debt exchanges, redemptions and repurchases prior to maturity. See Note 11 of the Notes to Consolidated Financial Statements for more details.

        The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

        Other, net was $24 million in 2008 and $55 million in 2007. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, marketable securities, realized foreign currency gains and losses and other income.

        Income Tax Benefit (Expense) was a $6 million expense in 2008 and was a $22 million benefit in 2007. The income tax expense for 2008 was primarily the result of state income taxes.

        The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits that have not been recognized in the Company's tax returns.

        As of December 31, 2008, the Company had net operating loss carry forwards of approximately $4.7 billion for federal income tax purposes. Under the rules prescribed by U.S. Internal Revenue Code ("IRC") Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5-percent stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods. The Company had entered into transactions over the testing period resulting in significant cumulative shifts in the ownership of its capital stock which alone would not have resulted in an ownership change under IRC Section 382. However, when the Company's actions are coupled with the trading activity in the Company's common stock throughout 2008 by third-party market participants, the Company believes that in 2008 the Company experienced a cumulative ownership change of more than 50 percentage points by 5-percent stockholders during the applicable testing period. Prior to the ownership change, the Company had net operating loss carry forwards of $9.7 billion. The Company believes that the limitation of its net operating loss carry forwards will not have a near term effect on its consolidated results of operations and financial position. The Company also believes that the limitation of its net operating loss carry forwards has an immaterial effect on the current intrinsic value of the Company's business taken as a whole. Additional transactions could cause the Company to incur a subsequent 50 percentage point ownership change by 5-percent stockholders and, if the Company triggers the above-noted IRC imposed limitations, could further limit it from fully utilizing the remaining net operating loss carry forwards and certain current deductions to reduce income taxes.

Results of Operations 2007 vs. 2006

	Year Ended
(dollars in millions)	December 31, 2007	December 31, 2006	Change %
Revenue:
Communications	$4,199	$3,311	27%
Coal mining	70	67	4%

Total revenue	4,269	3,378	26%
Costs and Expenses: (exclusive of depreciation and amortization shown separately below)
Cost of revenue:
Communications	1,769	1,460	21%
Coal mining	64	57	12%

Cost of revenue	1,833	1,517	21%
Depreciation and amortization	942	730	29%
Selling, general and administrative	1,723	1,258	37%
Restructuring and non-cash impairment charges	12	13	(8)%

Total costs and expenses	4,510	3,518	28%

Operating Loss	(241)	(140)	(72)%
Other Income (Expense):
Interest income	54	64	(16)%
Interest expense	(577)	(648)	11%
Loss on extinguishment of debt, net	(427)	(83)	(414)%
Other, net	55	19	189%

Total other income (expense)	(895)	(648)	(38)%

Loss from Continuing Operations Before Income Taxes	(1,136)	(788)	(44)%
Income Tax Benefit (Expense)	22	(2)	—

Loss from Continuing Operations	(1,114)	(790)	(41)%
Income from Discontinued Operations	—	46	(100)%

Net Loss	$(1,114)	$(744)	(50)%

        Communications revenue consists of the following:

	Year Ended December 31,
(dollars in millions)	2007	2006
Communications Services:
Core Network Services	$2,994	$1,518
Wholesale Voice Services	628	455

Total Core Communications Services	3,622	1,973
Other Communications Services	577	1,338

Total Communications Services Revenue	$4,199	$3,311

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

        As described earlier, the growth in Core Communications Services revenue was lower than expected during the second, third and fourth quarters of 2007 as a result of an increase in service activation times and challenges in service management processes. Service activation times increased during the second and third quarters of 2007 as a result of the following issues.

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

        Managed modem revenue declined 45% to $158 million for 2007 compared to 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. This change has resulted in a decline in the demand for managed modem ports.

        Reciprocal compensation revenue from managed modem services declined 8% to $94 million for 2007 compared to 2006 as a result of the continuing decline in demand for managed modem services. As a result of the Company's acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. For the full year ending December 31, 2007, the Company recognized $26 million of reciprocal compensation revenue earned from voice services, which are included in Core Communications Services revenue.

        Managed IP services revenue declined 61% to $22 million for 2007 compared to 2006. As discussed earlier, to date the Company has not invested in this service and the decline in revenue is attributable to the disconnection of service by existing customers. The Company's legacy managed IP services business consists primarily of a business that was acquired in 2003.

        SBC Contract Services revenue decreased 66% to $303 million for 2007 compared to 2006 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. SBC fully satisfied the $335 million gross margin purchase commitment for the period from December 2005 through December 2007 during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC's purchases of services that exceed the original $335 million gross margin purchase commitment counted toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of December 31, 2007, SBC had satisfied $39 million of the $75 million gross margin purchase commitment.

        Coal mining revenue increased 4% to $70 million in 2007 compared to 2006. The increase was attributable to an increase in the tons of coal sold from the Black Butte mine, partially offset by a decrease in the tons of coal sold from the Decker mine. Overall, the price per ton for coal from both mines was up slightly in 2007 compared to 2006.

        Cost of Revenue for the communications business, as a percentage of revenue, for 2007 and 2006 was 42% and 44%, respectively. The decrease in the 2007 cost of revenue, as a percentage of revenue, was primarily attributable to the continued decrease in SBC Contract Services revenue from 2006 to 2007. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Also contributing to the decrease in 2007 cost of revenue, as a percentage of revenue, were cost of revenue synergy savings that have been achieved as a result of acquisition integration efforts. The Company believes that cost of revenue synergy savings of $80 million on an annualized basis have been achieved through integration efforts in 2007.

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

        Selling, General and Administrative expenses increased 37% to $1.7 billion in 2007 compared to 2006. This increase is primarily attributable to the expenses associated with the operations acquired in the Progress Telecom, ICG Communications, TelCove and Looking Glass transactions during 2006; the Broadwing and CDN Business transactions in January 2007; and the Servecast transaction in July 2007. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in 2007. Offsetting the increases discussed above were selling, general and administrative expense synergy savings that have been achieved as a result of acquisition integration efforts. As of the end of 2007, the Company believes that it has achieved annualized run rate synergies in selling, general and administrative expenses totaling approximately $105 million. Also offsetting the increase in selling, general and administrative expenses in 2007 compared to 2006 was a reduction in incentive-based compensation expense of $32 million as a result of lower than expected financial performance in 2007.

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

        Included in the 2006 non-cash compensation expense of $84 million was $6 million related to the revaluation of the October 2005 and January 2006 grants using May 15, 2006 as the revised grant date, as there had not been stockholder approval of those awards prior to that date, which was deemed necessary for determination of the grant date for those awards under SFAS No. 123R.

        Restructuring and Non-Cash Impairment Charges declined 8% to $12 million in 2007 compared to 2006. The Company recognized severance charges of $11 million in 2007 and $5 million in 2006 related to workforce reductions in the communications business in North America. The workforce reductions completed in 2007 were primarily related to the integration of companies acquired by Level 3 in 2006 and January 2007. The Company recognized non-cash impairment charges of $1 million and $8 million in 2007 and 2006, respectively. The non-cash impairment charge of $1 million in 2007 and $4 million of the 2006 charge were primarily related to previously capitalized costs of certain information technology development projects no longer used by the Company. The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future. The remaining $4 million non-cash impairment charge in 2006 was related to excess land of the communications business deemed available for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land. During the third quarter of 2007, the Company reclassified the excess land in Germany to property, plant and equipment due to the fact the land had not been sold and was no longer being actively marketed for sale.

        Adjusted EBITDA for the communications business was $823 million and $677 million in 2007 and 2006, respectively. The increase was primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing, CDN Business and Servecast acquisitions, growth in the Company's Core Communications Services revenue and the benefits of cost of revenue and operating expense synergies realized in 2007 from integration activities, partially offset by declines in other communications services revenue, SBC Contract Services revenue and costs of integration incurred during 2007 as compared to 2006.

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

        Interest Expense decreased 11% to $577 million in 2007 compared to 2006. Interest expense decreased primarily as a result of the debt for equity exchanges, debt redemptions and debt repurchases that were completed by the Company in the first quarter of 2007 and the debt repurchased in 2006. The decrease in interest expense was partially offset by the 2006 and 2007 debt issuances. See Note 11 of the Notes to Consolidated Financial Statements for more details.

        Loss on Extinguishment of Debt was $427 million in 2007 compared to $83 million in 2006. The 2007 loss on extinguishment of debt consisted of a loss of $427 million as a result of the refinancing of its senior secured credit agreement and certain debt exchanges, redemptions and repurchases prior to maturity. The 2006 loss on extinguishment of debt consisted of a $54 million loss from the repurchase of certain debt and a $55 million loss on the amendment and restatement of Level 3 Financing's Senior Secured Term Loan due 2011, partially offset by a $27 million gain realized on a debt exchange.

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

        Income Tax Benefit (Expense) was a $22 million benefit in 2007 and was a $2 million expense in 2006. The income tax benefit for 2007 was primarily the result of reversing $23 million of the valuation allowance against the Company's deferred tax asset for certain state NOLs. These state tax NOLs were converted to a state tax credit carry forward associated with a change in the state tax law that replaced the tax on net income with a tax on gross margin. The Company now expects it will be able to use this state tax credit carry forward against current and future state taxable gross margin.

        Income from Discontinued Operations in 2006 of $46 million was related to the discontinued operations of the Company's Information Services segment. The Company sold Software Spectrum, Inc. ("Software Spectrum") to Insight Enterprises, Inc. ("Insight") in September 2006. There were no gains or losses from discontinued operations recognized in 2007. Software Spectrum, Inc.'s results of operations resulted in income from discontinued operations of $13 million in 2006. In addition, Level 3 recognized a gain on the sale of Software Spectrum to Insight in 2006 of $33 million.

Financial Condition—December 31, 2008

        Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2008 and 2007, respectively are summarized as follows:

	Year Ended
(dollars in millions)	December 31, 2008	December 31, 2007	Change
Net Cash Provided by Operating Activities	$413	$231	$182
Net Cash Used in Investing Activities	(321)	(961)	640
Net Cash Used In Financing Activities	(34)	(243)	209
Effect of Exchange Rates on Cash and Cash Equivalents	(4)	6	(10)

Net Change in Cash and Cash Equivalents	$54	$(967)	$1,021

Operating Activities

        Cash provided by operating activities increased by $182 million in 2008 compared to 2007. The increase in cash provided by operating activities was primarily due to an increase in Adjusted EBITDA, favorable changes in working capital items and lower interest payments. The favorable change in working capital items is primarily due to the changes in accounts payable and other current liabilities, partially offset by changes in accounts receivable, other current assets and deferred revenue.

Investing Activities

        Cash used in investing activities decreased by $640 million in 2008 compared to 2007. Cash used for acquisitions totaled $670 million, net of cash acquired, in 2007 as a result of the acquisitions of Broadwing, Servecast and the CDN business. The Company did not complete any acquisitions in 2008. In addition, the Company received net proceeds from the sale of its Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers of $124 million in 2008. The Company also reduced its capital expenditures by $184 million in 2008 compared to 2007, primarily as a result of a reduction in integration-related capital expenditures and more efficiently managing capital expenditure requirements. Partially offsetting these favorable changes in 2008 was cash received in 2007 of $333 million from the sale and maturity of marketable securities compared to $4 million in 2008, and an increase in restricted cash.

Financing Activities

        Cash used in financing activities decreased $209 million in 2008 compared to 2007. In 2008, cash flows from financing activities include $400 million of proceeds from the issuance of the 15% Convertible Senior Notes. The Company used the proceeds from this offering to repurchase portions of its 6% Convertible Subordinated Notes due 2009 and 2010 and 2.875% Convertible Senior Notes due 2010 for approximately $336 million. In addition, the Company repaid the final amounts due under the 11% Senior Notes due 2008 and 10.75% Senior Euro Notes due 2008 of approximately $26 million, repurchased a portion of its 6% Convertible Subordinated Notes due 2009 and 2010 for $68 million, and made capital lease and commercial mortgage payments of approximately $6 million using cash on hand.

        In 2007, cash flows from financing activities include approximately $2.4 billion of net proceeds from the issuance of the Floating Rate Senior Notes due 2015, the 8.75% Senior Notes due 2017 and the Senior Secured Credit Facility due 2014. The Company used the net proceeds from these offerings along with cash on hand to retire or refinance approximately $2.6 billion of its debt. Financing activities for 2007 also include proceeds of $26 million from the exercise of warrants for the Company's common stock associated with the Broadwing transaction and other equity-based instruments.

Liquidity and Capital Resources

        The Company incurred a net loss of $290 million in 2008 and $1.1 billion in 2007. The Company used $449 million for capital expenditures and generated $413 million in cash flows from operating activities in 2008. This compares to $633 million of cash used for capital expenditures and $231 million of cash flows provided by operating activities in 2007.

        Cash interest payments are expected to be lower than the $531 million made in 2008 based on current debt outstanding, current interest rates on the Company's variable rate debt and the financing and other capital markets transactions completed in 2007 and 2008. Capital expenditures for 2009 are expected to be lower than the $449 million in 2008 as the Company expects to continue to efficiently manage its capital expenditure requirements. The Company expects to invest in base capital expenditures (estimated capital required to keep the network operating efficiently and new service development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue. As of December 31, 2008, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments of approximately $186 million that mature in

2009 and $583 million that mature in 2010. The Company's commercial mortgage obligation matures in 2010, but may be extended to 2015 at the election of the Company.

        Level 3 had $768 million of cash and cash equivalents on hand at December 31, 2008. In addition, $130 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

        The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments, as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material. See Note 11 of the Notes to Consolidated Financial Statements for more details regarding the Company's 2008 and 2007 financing transactions.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. For example, in 2008, Level 3 completed the sale of its Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers and received aggregate net cash proceeds of $124 million.

        Consolidation of the communications industry may continue. In 2006 and 2007, Level 3 participated in the consolidation of the communications industry with the acquisitions of several companies. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Off-Balance Sheet Arrangements

        Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

Contractual Obligations

        The following table summarizes the contractual obligations and commercial commitments of the Company at December 31, 2008, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$6,586	$186	$1,152	$1,575	$3,673
Interest Obligations	2,801	521	1,020	850	410
Asset Retirement Obligations	151	8	14	18	111
Operating Leases	882	153	259	209	261
Right of Way Agreements	1,175	110	174	158	733
Purchase Obligations	365	365	—	—	—
Other Commercial Commitments
Letters of Credit	30	2	2	—	26

        The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default.

        Long-term debt obligations exclude issue discounts and premiums and fair value adjustments.

        Interest obligations assume interest rates on variable rate debt do not change from December 31, 2008. In addition, interest is calculated based on debt outstanding as of December 31, 2008, and on existing maturity dates.

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for unknown increases in future periods in the amounts included above.

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 17 years from January 1, 2009, which approximates the economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2009, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

        Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2008.

        The table above does not include other long-term liabilities, such as liabilities recorded for legal matters and income taxes that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2008, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2008, was approximately 7.0%.

        In March 2007, Level 3 Financing, Inc., the Company's wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

        The remaining, or unhedged, variable rate debt has a weighted average interest rate of 7.0% at December 31, 2008. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 8.0%) would increase the Company's annual interest expense by approximately $7.0 million. At December 31, 2008, the Company had $4.9 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.7%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

        Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Foreign Currency Exchange Rate Risk

        The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's consolidated financial statements are reported. Correspondingly, the Company's operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's European subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely effect the Company's operating results.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of the Company's internal control over financial reporting as of December 31, 2008. This report appears on page F-3.

ITEM 9B.    OTHER INFORMATION

        None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption "Directors and Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, please see "Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES" above.

        The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1	Restated Certificate of Incorporation of Level 3 Communications, Inc. (Exhibit 3(i) to the Registrant's Current Reports on Form 8-K filed on May 23, 2008).
3.2	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.3	Amended and Restated By-laws of Level 3 Communications, Inc. (Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 23, 2008).

4.1.1	Form of Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.2 to Amendment 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-68887) filed with the Securities and Exchange Commission on February 3, 1999).
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

4.26	Supplemental Indenture, dated as of March 1, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc., together with Level 3 Communications, Inc. and Level 3 Communications, LLC, as Guarantors and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, by and among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, the supplemental Indenture dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, and the supplemental Indenture dated as of January 4, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York as Trustee relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2011 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 2, 2007).
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
4.28
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
4.35
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

4.36	Supplemental Indenture, dated as of January 4, 2007, among Broadwing Financial Services, Inc., Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated October 30, 2006 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 9.25% Senior Notes Due 2014 (Exhibit 4.2 to the Registrant's Current Report on Form S-4/A dated May 14, 2007).
4.37
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
4.38
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
4.41
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
4.42
First Supplemental Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Level 3 Communications, Inc.'s 15% Convertible Senior Notes due 2013 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
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
10.3	Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.4	Securities Purchase Agreement, dated as of February 18, 2005, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 22, 2005).
10.5	1995 Stock Plan of Level 3 Communications, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.6.1	Outperform Stock Option Amended and Restated Master Award Agreement of Level 3 Communications, Inc. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.6.2	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.7	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 20, 2007).
10.8	Form of Amended and Restated Deferred Issuance Stock Agreement (Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2008 dated May 12, 2008).
10.9
Purchase Agreement by and among Level 3 Communications, LLC, PT Holding Company LLC, Progress Telecommunications Corporation, EPIK Communications Incorporated, Florida Progress Corporation, Odyssey Telecorp, Inc. and Level 3 Communications, Inc. dated as of January 25, 2006 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 30, 2006).
10.10
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
10.11
Agreement and Plan of Merger by and among Level 3 Communications, Inc., Eldorado Acquisition Three, LLC and TelCove, Inc. dated as of April 30, 2006. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 19, 2006).
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

10.15	Agreement and Plan of Merger among Level 3 Communications, Inc., Level 3 Services, LLC, Level 3 Colorado, Inc. and Broadwing Corporation, dated as of October 16, 2006 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 17, 2006).
10.16
Agreement and Plan of Merger, dated as of October 16, 2006, as Amended by the First Amendment to Agreement and Plan of Merger Dated as of November 21, 2006, among Level 3 Communications, Inc., Level 3 Services, LLC, Level 3 Colorado, LLC (n/k/a Level 3 Colorado, Inc.) and Broadwing Corporation (attached as Annex A to the proxy statement/prospectus included in the registrant's Registration Statement on Form S-4 (333-138462) (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (333-138462)). (Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated November 27, 2006).
10.17
Exchange Agreement, dated as of January 11, 2007, among Level 3 Communications, Inc., Southeastern Asset Management, Inc., on behalf of its investment advisory clients, and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 17, 2007).
10.18
Credit Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.19
Guarantee Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.20
Collateral Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.21
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

10.26	Amended and Restated Loan Proceeds Note Guarantee Agreement, dated March 13, 2007, among Broadwing Financial Services, Inc., and Level 3 Financing, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.27
Standstill Agreement, dated November 19, 2007, by and between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 19, 2007).
10.28
Separation Agreement and General Release, dated March 20, 2008, among Kevin J. O'Hara and Level 3 Communications, LLC (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 20, 2008).
10.29	Consulting Agreement, dated March 20, 2008, among Level 3 Communications, LLC and Kevin J. O'Hara (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 20, 2008).
10.30
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).
10.31
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).
10.32
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
10.33	Separation Agreement and General Release, dated December 31, 2008, among John Neil Hobbs and Level 3 Communications, LLC.
10.34	Consulting Agreement, dated December 31, 2008, among Level 3 Communications, LLC and Hobbs Management, LLC.
12	Statements re computation of ratios.
21	List of subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2009.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 27, 2009
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 27, 2009
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2009
/s/ R. DOUGLAS BRADBURY R. Douglas Bradbury	Director	February 27, 2009
/s/ DOUGLAS C. EBY Douglas C. Eby	Director	February 27, 2009
/s/ JAMES O. ELLIS, JR. James O. Ellis, Jr.	Director	February 27, 2009
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 27, 2009

/s/ ROBERT E. JULIAN Robert E. Julian	Director	February 27, 2009
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Executive Vice President, Vice Chairman and Director	February 27, 2009
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 27, 2009
/s/ ARUN NETRAVALI Arun Netravali	Director	February 27, 2009
/s/ JOHN T. REED John T. Reed	Director	February 27, 2009
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	February 27, 2009
/s/ ALBERT C. YATES Albert C. Yates	Director	February 27, 2009

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

        We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

        We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Level 3 Communications Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2009

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2008

	2008	2007	2006
	(dollars in millions, except per share data)
Revenue:
Communications	$4,226	$4,199	$3,311
Coal mining	75	70	67

Total revenue	4,301	4,269	3,378
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	1,740	1,769	1,460
Coal mining	69	64	57

Total cost of revenue	1,809	1,833	1,517
Depreciation and amortization	931	942	730
Selling, general and administrative	1,505	1,723	1,258
Restructuring and impairment charges	25	12	13

Total costs and expenses	4,270	4,510	3,518

Operating Income (Loss)	31	(241)	(140)
Other Income (Expense):
Interest income	15	54	64
Interest expense	(534)	(577)	(648)
Gain on sale of business groups, net	99	—	—
Gain (loss) on early extinguishment of debt, net	81	(427)	(83)
Other, net	24	55	19

Total other income (expense)	(315)	(895)	(648)

Loss from Continuing Operations Before Income Taxes	(284)	(1,136)	(788)
Income Tax (Expense) Benefit	(6)	22	(2)

Loss from Continuing Operations	(290)	(1,114)	(790)
Discontinued Operations:
Income from discontinued operations	—	—	13
Gain on sale of discontinued operations	—	—	33

Income from Discontinued Operations	—	—	46

Net Loss	$(290)	$(1,114)	$(744)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands)	1,564,996	1,517,616	1,003,255
Earnings (Loss) Per Share (Basic and Diluted):
Loss from Continuing Operations	$(0.19)	$(0.73)	$(0.79)
Income from Discontinued Operations	—	—	.05

Net Loss	$(0.19)	$(0.73)	$(0.74)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$768	$714
Marketable securities	—	9
Restricted cash and securities	3	10
Receivables, less allowances for doubtful accounts of $16 and $20, respectively	390	404
Other	83	88

Total Current Assets	1,244	1,225
Property, Plant and Equipment, net	6,159	6,669
Restricted Cash and Securities	127	117
Goodwill	1,432	1,421
Other Intangibles, net	559	680
Other Assets, net	117	142

Total Assets	$9,638	$10,254

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$365	$396
Current portion of long-term debt	186	32
Accrued payroll and employee benefits	105	97
Accrued interest	117	128
Current portion of deferred revenue	168	175
Other	111	144

Total Current Liabilities	1,052	972
Long-Term Debt, less current portion	6,394	6,832
Deferred Revenue, less current portion	719	763
Other Liabilities	597	617

Total Liabilities	8,762	9,184
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,617,615,258 issued and outstanding in 2008 and 1,537,862,685 issued and outstanding in 2007	16	15
Additional paid-in capital	11,254	11,004
Accumulated other comprehensive income (loss)	(51)	104
Accumulated deficit	(10,343)	(10,053)

Total Stockholders' Equity	876	1,070

Total Liabilities and Stockholders' Equity	$9,638	$10,254

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years ended December 31, 2008

	2008	2007	2006
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(290)	$(1,114)	$(744)
Income from discontinued operations	—	—	(46)

Loss from continuing operations	(290)	(1,114)	(790)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	931	942	730
(Gain) loss on debt extinguishments, net	(81)	427	83
Asset retirement obligation adjustment	(86)	—	—
Loss on impairments	8	1	8
Gain on sale of property, plant and equipment and other assets	(3)	(40)	(7)
Gain on sale of business groups, net	(99)	—	—
Non-cash compensation expense attributable to stock awards	78	122	84
Deferred income taxes	—	(23)	—
Amortization of debt issuance costs	16	15	19
Accreted interest on long-term debt discount	—	22	38
Accrued interest on long-term debt	(13)	(5)	32
Change in working capital items net of amounts acquired:
Receivables	5	21	131
Other current assets	2	18	8
Payables	(26)	(73)	(23)
Deferred revenue	(34)	17	(53)
Other current liabilities	6	(105)	(32)
Other, net	(1)	6	(7)

Net Cash Provided by Operating Activities of Continuing Operations	413	231	221
Cash Flows from Investing Activities:
Capital expenditures	(449)	(633)	(392)
Proceeds from sale of business groups, net	124	—	—
Proceeds from sales and maturities of marketable securities	4	333	280
Purchases of marketable securities	—	—	(98)
(Increase) decrease in restricted cash and securities, net	(5)	12	(21)
Advances from discontinued operations, net	—	—	18
Acquisitions, net of cash acquired	—	(670)	(749)
Proceeds from sale of discontinued operations, net of cash sold	—	(2)	307
Proceeds from sale of property, plant and equipment	3	5	7
Other	2	(6)	—

Net Cash Used in Investing Activities	$(321)	$(961)	$(648)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For each of the three years ended December 31, 2008

	2008	2007	2006
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$400	$2,349	$2,256
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(436)	(2,618)	(1,110)
Proceeds from warrants and stock-based equity plans	—	26	—
Equity offering	—	—	543
Other	2	—	—

Net Cash Provided by (Used in) Financing Activities	(34)	(243)	1,689
Discontinued Operations:
Net cash used in discontinued operating activities	—	—	(20)
Net cash used in investing activities	—	—	(23)

Net Cash Used in Discontinued Operations	—	—	(43)
Effect of Exchange Rates on Cash and Cash Equivalents	(4)	6	10

Net Change in Cash and Cash Equivalents	54	(967)	1,229
Cash and Cash Equivalents at Beginning of Year:
Cash and cash equivalents of continuing operations	714	1,681	379
Cash and cash equivalents of discontinued operations	—	—	73

Cash and Cash Equivalents at End of Year:
Cash and cash equivalents of continuing operations	$768	$714	$1,681

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$531	$545	$559
Income taxes paid	4	1	—
Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$—	$692	$904
Long-term debt converted to equity	151	879	—
Decrease in deferred revenue related to acquisitions	—	—	10

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For each of the three years ended December 31, 2008

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	$				Total
	(dollars in millions)
Balances at December 31, 2005	817,767,818	$8	$7,759	$(51)	$(8,192)	$(476)
Adjustment for EITF No. 04-6	—	—	—	—	(3)	(3)

Adjusted balances at December 31, 2005	817,767,818	8	7,759	(51)	(8,195)	(479)
Common Stock:
Acquisitions	216,917,837	2	902	—	—	904
Equity offering, net of offering costs	125,000,000	2	541	—	—	543
Common stock issued under employee stock and benefit plans and other	18,737,450	—	15	—	—	15
Stock-based compensation expense	—	—	88	—	—	88
Net Loss	—	—	—	—	(744)	(744)
Other Comprehensive Income	—	—	—	47	—	47

Balances at December 31, 2006	1,178,423,105	12	9,305	(4)	(8,939)	374
Common Stock:
Acquisitions	122,942,018	1	691	—	—	692
Common stock issued under employee stock and benefit plans and other	22,558,511	—	8	—	—	8
Debt conversion to equity	213,939,051	2	877	—	—	879
Stock-based compensation expense	—	—	123	—	—	123
Net Loss	—	—	—	—	(1,114)	(1,114)
Other Comprehensive Income	—	—	—	108	—	108

Balances at December 31, 2007	1,537,862,685	15	11,004	104	(10,053)	1,070
Common Stock:
Common stock issued under employee stock and benefit plans and other	32,131,248	—	21	—	—	21
Debt conversion to equity	47,621,325	1	150	—	—	151
Stock-based compensation expense	—	—	79	—	—	79
Net Loss	—	—	—	—	(290)	(290)
Other Comprehensive Loss	—	—	—	(155)	—	(155)

Balances at December 31, 2008	1,617,615,258	$16	$11,254	$(51)	$(10,343)	$876

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For each of the three years ended December 31, 2008

	2008	2007	2006
	(dollars in millions)
Net Loss	$(290)	$(1,114)	$(744)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign currency translation	(63)	131	48
Unrealized holding gain (loss) on available-for-sale investment	(7)	7	1
Unrealized holding loss on interest rate swaps	(60)	(37)	—
Other, net	(25)	7	(2)

Other Comprehensive Income (Loss), Before Income Taxes	(155)	108	47
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss), Net of Income Taxes	(155)	108	47

Comprehensive Loss	$(445)	$(1,006)	$(697)

SUPPLEMENTARY STOCKHOLDERS' EQUITY (DEFICIT) INFORMATION

	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swaps	Other	Total
	(dollars in millions)
Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2005	$(19)	$(1)	$(31)	$(51)
Change	48	1	(2)	47

Balance at December 31, 2006	29	—	(33)	(4)
Change	131	(30)	7	108

Balance at December 31, 2007	160	(30)	(26)	104
Change	(63)	(67)	(25)	(155)

Balance at December 31, 2008	$97	$(97)	$(51)	$(51)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

Description of Business

        The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created its communications network generally by constructing its own assets, but also through a combination of purchasing and leasing other companies and facilities. The Company's network is an advanced, international, facilities based communications network. The Company designed its network to provide communications services, which employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

        The Company is also engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

        On September 7, 2006, Level 3 sold Software Spectrum, Inc. ("Software Spectrum"), the Company's software reseller business, to Insight Enterprises, Inc. ("Insight Enterprises"). The results of operations, financial condition and cash flows for the Software Spectrum business have been classified as discontinued operations in the consolidated financial statements and related notes through its date of sale.

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx's core broadcast business, including the Vyvx Services Broadcast Business' content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company's consolidated results of operations through the date of sale. See Note 2 for more details regarding the disposition of the Vyvx advertising distribution business. The disposal of the Vyvx advertising distribution business did not meet the criteria under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") for presentation as discontinued operations since the business was not considered an asset group.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have either the British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar during 2008, 2007 and 2006. As a result, the Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statement of comprehensive loss in accordance with SFAS No. 52 "Foreign Currency Translation". The Company considers its investments in its foreign subsidiaries to be long-term in nature.

Reclassifications

        Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management's most significant and subjective judgments include revenue recognition, the valuation and recognition of stock-based compensation expense, the valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets and the valuation of asset retirement obligations. In addition, the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, the determination of the useful lives of long-lived assets, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets and cost of revenue disputes for communications services. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Communications

        Revenue for communications services is recognized on a monthly basis as these services are provided based on contractual amounts expected to be collected. Management establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons.

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2008, 2007 and 2006.

        For certain sale and long-term indefeasible right of use or IRU contracts involving private line, wavelengths and dark fiber services, the Company may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses. Prior to the sale of the Vyvx advertising distribution business, the Company included in communications cost of revenue package delivery costs and blank tape media costs associated with this business.

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

        In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Coal Mining

        The Company sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is generally recognized when coal is shipped to the customer.

USF and Gross Receipts Taxes

        Emerging Issues Task Force Issue ("EITF") 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03") provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. The Company adopted EITF Issue No. 06-03 on January 1, 2007. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $65 million, $63 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $8 million, $16 million and $8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        Beginning January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). The Company recognizes the estimated fair value of these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the option vesting term. The Company estimates forfeiture rates based on its historical experience.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the United States and Europe and commercial paper depending on liquidity requirements. As of December 31, 2008 and 2007, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Derivative Financial Instruments

        The Company uses derivative financial instruments, primarily interest rate swaps, to hedge certain interest rate exposures. The Company has designated its interest rate swap agreements as a cash flow hedge. The change in the fair value of the interest rate swap agreements is reflected in other comprehensive income (loss) due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge. The Company evaluates the effectiveness of the hedge on a quarterly basis. The Company recognizes any ineffective portion of the hedge in the consolidated statements of operations. The Company does not use derivative financial instruments for speculative purposes.

        The Company also has equity conversion rights associated with debt instruments, which are not designated as hedging instruments, and were considered derivative instruments as of December 31, 2008. The Company recognizes the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the statements of operations. Gains and losses from these derivative instruments were not material for any period presented.

Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances and an analysis of its historical experience of bad debt write-offs. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. All of the Company's allowance for doubtful accounts relates to its communications business. The Company recognized bad debt expense, net of recoveries, of approximately $9 million in 2008, $11 million in 2007 and $1 million in 2006.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

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

        The Company capitalizes costs directly associated with expansions and improvements of the Company's communications network, customer installations, including employee related costs, and generally capitalizes costs associated with network construction and provisioning of services. The Company amortizes such costs over an estimated useful life of three to seven years.

        In addition, the Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with business support systems projects are also capitalized. Upon the completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

        Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $83 million, $102 million and $72 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.

        The Company performs periodic internal reviews to determine depreciable lives of its property, plant and equipment based on input from global network services personnel, actual usage and the physical condition of the Company's property, plant and equipment.

Asset Retirement Obligations

        The Company recognizes a liability for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within selling, general and administrative expenses for the Communications business and within cost of revenue for the Coal Mining business on the Company's consolidated statements of operations. Changes in the liability due to revisions to future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and selling, general and administrative expense.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

        The Company revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations in the fourth quarter of 2008. As a result, the Company reduced its asset retirement obligations liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million. See Note 5 for more details regarding the Company's asset retirement obligation activities.

Business Combinations

        All of the Company's business combinations have been accounted for using the purchase method of accounting and, accordingly, are included in Level 3's results of operations as of the date of each acquisition. The Company allocates the purchase price of its acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research & development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The excess of those fair values over the purchase price is recorded as a reduction to long-lived assets.

Goodwill and Acquired Indefinite-Lived Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the end of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14. The Company estimates the fair value of its reporting units based on a combination of quoted market price and income approaches. Under the quoted market price approach, the Company estimates the fair value based upon the market capitalization of Level 3 using quoted market prices, adds an estimated control premium, and then assigns that fair market value to the reporting units. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step is performed and the implied fair value of the reporting unit's goodwill is determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

        SFAS 142 also requires that the fair value of acquired indefinite-lived intangible assets be estimated and compared to their carrying value each year. The Company estimates the fair value of these intangible assets primarily utilizing an income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

        The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analyses at the end of the fourth quarters of 2008, 2007 and 2006 and concluded that its goodwill and acquired indefinite-lived intangible assets were not impaired in any of those periods. As a result of the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

sale of the Vyvx advertising distribution business in the second quarter of 2008, the Company also performed an impairment analysis of its indefinite-lived Vyvx trade name and concluded that there was no impairment as of June 30, 2008.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        The Company amortizes acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from four to twelve years.

        The Company evaluates long-lived assets, such as property, plant and equipment and acquired intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset is deemed to be impaired, the amount of the impairment loss represents the excess of the asset's carrying value compared to its estimated fair value.

        The Company conducted a long-lived asset impairment analysis at the end of the fourth quarter of 2008 and concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, restricted cash and securities and derivatives. The Company maintains its cash equivalents, restricted cash and securities and derivatives with various financial institutions. These financial institutions are primarily located in the United States and Europe and the Company's policy is to limit exposure with any one institution. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company also has established guidelines relative to financial instrument credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company's investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in the Company's business. The Company has not experienced any material losses on financial instruments held at financial institutions. The Company utilizes interest rate swap contracts to protect against the effects of interest rate fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies in the United States and Europe. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Level 3's customer base and their dispersion across many different industries and geographical regions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers, although letters of credit and deposits are required in certain limited circumstances. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material adverse effect on the Company's results of operations. At December 31, 2008, one customer with operations in North America and Europe accounted for approximately 12% of gross accounts receivable. Fair values of accounts receivable approximate cost due to the short period of time to collection.

        A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 32%, 34% and 55% of Level 3's communications revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue attributable to AT&T, Inc. and its subsidiaries, including SBC Communications, Bell South Communications and AT&T Mobility (formerly Cingular Wireless) accounted for approximately 12%, 15% and 32% of consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue attributable to AT&T is included in the communications business.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for financial assets and liabilities, as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS No. 157 did not have a material effect on the Company's consolidated results of operations or financial condition in 2008. The Company does not expect that the adoption of the remaining portions of SFAS No. 157 to have a material effect on the Company's consolidated results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No 141R retains the underlying concepts of SFAS No. 141 in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. SFAS No. 141R will change the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; (5) capitalizing in-process research; and development assets acquired and (6) measuring acquirer shares issued in consideration for a business combination at fair value on the acquisition date opposed to the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

announcement date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS No. 141R on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of business combinations completed after December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company does not currently expect the adoption of SFAS No. 160 to have a material effect on its consolidated results of operations and financial condition.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. This statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated results of operations and financial condition.

        On May 9, 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 applies to certain of the Company's convertible debt. FSP APB 14-1 is effective for the Company beginning on January 1, 2009 and will be applied retrospectively to all quarterly and annual periods that will be presented in the Company's consolidated financial statements. Early adoption of FSP APB 14-1 is not permitted. The adoption of FSP APB 14-1 is expected to significantly increase the Company's non-cash interest expense and reduce basic and diluted earnings (loss) per share.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The effect of adopting EITF 08-7 on the Company's consolidated results of operations and financial

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

condition will be largely dependent on the size and nature of business combinations completed after December 31, 2008.

(2) Vyvx Advertising Distribution Business Disposition

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs.

        Operating results and cash flows from the Vyvx advertising distribution business are presented in continuing operations for all periods presented through the date of sale. The disposal of the Vyvx advertising distribution business did not meet the criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") for presentation as discontinued operations since the business was not considered an asset group.

        Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in 2008. The gain is presented in the consolidated statements of operations as "Gain on Sale of Business Groups."

        The carrying amounts of the major classes of assets and liabilities included in the sale of the Vyvx advertising distribution business were as follows (in millions):

Other Current Assets	$1
Property, Plant and Equipment, net	3
Other Intangibles, net	22
Accounts Payable	(1)

$25

        Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008, $36 million in 2007 and $35 million in 2006. The financial results, assets and liabilities of the Vyvx advertising distribution business are included in the Communications operating segment through the date of sale.

(3) Loss Per Share

        The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2008, 2007 or 2006 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

        The effect of approximately 489 million, 315 million and 481 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2008, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 57 million, 55 million and 54 million stock options, outperform stock options, restricted stock units and warrants outstanding at December 31, 2008, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Property, Plant and Equipment

        The components of the Company's property, plant and equipment as of December 31, 2008 and 2007 are as follows (in millions):

	Cost	Accumulated Depreciation	Book Value
December 31, 2008
Land	$169	$—	$169
Land Improvements	68	(35)	33
Facility and Leasehold Improvements:
Communications	1,856	(682)	1,174
Coal Mining	151	(150)	1
Network Infrastructure	5,568	(1,967)	3,601
Operating Equipment:
Communications	3,738	(2,615)	1,123
Coal Mining	72	(65)	7
Furniture, Fixtures and Office Equipment	139	(121)	18
Other	24	(22)	2
Construction-in-Progress	31	—	31

	$11,816	$(5,657)	$6,159

December 31, 2007
Land	$174	$—	$174
Land Improvements	60	(32)	28
Facility and Leasehold Improvements:
Communications	1,856	(589)	1,267
Coal Mining	153	(151)	2
Network Infrastructure	5,591	(1,705)	3,886
Operating Equipment:
Communications	3,455	(2,267)	1,188
Coal Mining	72	(64)	8
Furniture, Fixtures and Office Equipment	141	(117)	24
Other	27	(24)	3
Construction-in-Progress	89	—	89

	$11,618	$(4,949)	$6,669

        Land primarily represents owned assets of the communications business, including land improvements. Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress.

        Depreciation expense was $832 million in 2008, $838 million in 2007 and $652 million in 2006.

        In 2006, Level 3 determined that the period it expected to use its existing fiber and certain equipment was longer than the remaining useful lives as originally estimated. As a result, the Company extended the depreciable lives of its existing fiber from 7 years to 12 years, its existing transmission

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Property, Plant and Equipment (Continued)

equipment from 5 years to 7 years and its existing IP equipment from 3 years to 4 years. These changes in estimate were accounted for prospectively, in accordance with SFAS No. 154, and reduced depreciation expense, loss from continuing operations and net loss by approximately $80 million, or $0.08 per share, for the year ended December 31, 2006.

(5) Asset Retirement Obligations

        The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term, restoration requirements for leased facilities and reclamation requirements in the coal mining business to remediate previously mined properties. The Company recognizes its estimate of the fair value of its asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset.

        As a result of indicators suggesting that the estimated cash flows underlying the Company's ROW asset retirement obligations were too high, the Company revised its assessment on December 31, 2008. Network infrastructure relocations indicated that the Company is not being required to physically remove its underground network infrastructure at rates consistent with the Company's previous estimates. Other internal and external information corroborated these lower rates. As a result, on December 31, 2008, the Company revised its probability assessment related to its requirement to physically remove its underground network infrastructure at the end of the underlying ROW terms, which caused a significant reduction to the related cash flows that the Company believes will be required to settle its ROW asset retirement obligations. The Company reduced its asset retirement obligation liability accordingly as of December 31, 2008.

        As part of the ROW asset retirement obligation change in estimate, the Company determined that certain of its asset retirement obligations for acquired entities should have been higher at the acquisition date. As a result, the Company increased goodwill by approximately $15 million as of December 31, 2008.

        The Company also determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore. As a result, on December 31, 2008, the Company reduced its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability.

        In the fourth quarter of 2008, the Company was awarded a long-term coal contract, which will extend the life of one of the Company's coal mining operations. As a result of the increase in the estimated life of one of the Company's coal mining operations, the Company revised the timing of its cash flows to remediate the mining site causing a reduction in its asset retirement obligation liability in the fourth quarter of 2008.

        As a result of the aforementioned revisions in the estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligation liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million. The Company reduced property, plant and equipment to the extent

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Asset Retirement Obligations (Continued)

of the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established. The remaining amount of the reduction to the asset retirement obligation was recorded as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and selling, general and administrative expense.

        Approximately $71 million and $61 million of restricted cash and securities were legally restricted to settle the Company's coal mining reclamation liabilities at December 31, 2008 and 2007, respectively, and are recorded in non-current, restricted cash and securities on the consolidated balance sheets.

        The following table provides asset retirement obligation activity for the years ended December 31, 2008 and 2007 (in millions):

	December 31,
	2008	2007
Asset retirement obligation at January 1	$231	$202
Liabilities incurred	2	12
Accretion expense	25	21
Liabilities settled	(4)	(4)
Revision in estimated cash flows	(103)	—

Asset retirement obligation at December 31	$151	$231

(6) Goodwill

        The changes in the carrying amount of goodwill during the year ended December 31, 2008 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total
Balance as of December 31, 2007	$1,421	$—	$1,421
Goodwill adjustments	12	—	12
Effect of foreign currency rate change	(1)	—	(1)

Balance as of December 31, 2008	$1,432	$—	$1,432

        The goodwill adjustments primarily relate to asset retirement obligation revisions. The Company revised its estimate of the amount of its original estimate of undiscounted cash flows related to certain ROW asset retirement obligations at December 31, 2008. As part of the ROW asset retirement obligation change in estimate, the Company determined that certain of its asset retirement obligations for acquired entities should have been higher at the acquisition date. As a result, the Company increased goodwill by approximately $15 million as of December 31, 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquired Intangible Assets

        Identifiable acquisition-related intangible assets as of December 31, 2008 and December 31, 2007 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2008
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(325)	$418
Patents and Developed Technology	141	(52)	89

	884	(377)	507
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$936	$(377)	$559

December 31, 2007
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$772	$(248)	$524
Patents and Developed Technology	141	(37)	104

	913	(285)	628
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$965	$(285)	$680

        Acquired finite-lived intangible asset amortization expense was $99 million in 2008, $104 million in 2007 and $78 million 2006.

        During 2007, the Company changed the estimated useful lives of certain of its customer-related intangible assets that were established in periods prior to 2007, which resulted in a net increase in amortization expense of approximately $9 million for the year ended December 31, 2007, or less than a $0.01 per basic and diluted share.

        The weighted average useful lives of the Company's acquired finite-lived intangible assets was 7.6 years for customer contracts and relationships and 9.0 years for patents and developed technology.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquired Intangible Assets (Continued)

        As of December 31, 2008, estimated amortization expense for the Company's finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2009	$93
2010	92
2011	91
2012	69
2013	51
Thereafter	111

$507

(8) Restructuring and Impairment Charges

        Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate various workforce reductions resulting in involuntary employee terminations. The Company has also initiated multiple workforce reductions resulting from the integration of acquired companies. Restructuring charges totaled $25 million in 2008, $11 million in 2007 and $5 million in 2006.

        During the fourth quarter of 2008, the Company initiated a workforce reduction of approximately 400 employees, or 7% of the Company's total employee base, and incurred a restructuring charge of $12 million, all of which related to the communications business. The workforce reductions relate to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the fourth quarter of 2008. The Company expects to conclude this workforce reduction in the first quarter of 2009. As of December 31, 2008, none of the $12 million of involuntary termination benefits was paid and are recorded in accrued payroll and employee benefits on the consolidated balance sheets.

        All of the activities related to the Company's prior restructurings were completed as of December 31, 2008.

        Impairment charges classified within restructuring and impairment charges on the consolidated statements of operations totaled zero in 2008, $1 million in 2007 and $8 million in 2006. In 2006, the Company recognized $4 million of non-cash impairment charges as a result of the decision to terminate projects for certain voice services and certain information technology projects in the Communications business which had been previously capitalized. These projects had identifiable costs which the Company was able to separate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were no longer expected to provide future benefit to the Company. In addition, the Company recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany in 2006. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land. During the third quarter of 2007, the Company reclassified the excess land in Germany as property, plant and equipment due to the fact the land had not been sold and was no longer being actively marketed for sale.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Restructuring and Impairment Charges (Continued)

        The Company also has accrued contract termination costs of $49 million as of December 31, 2008, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company incurred charges of approximately $11 million in 2008 as the Company ceased using additional facilities and as a result of revisions to the estimated cash flows for certain facility subleases. The Company did not incur any such charges in 2007 or 2006. The Company records charges for contract termination costs within selling, general and administrative expenses in the consolidated statements of operations.

(9) Fair Value

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

Fair Value Hierarchy

        SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

        Level 1—Quoted prices in active markets for identical assets or liabilities. As of December 31, 2008, the Company did not have any Level 1 assets or liabilities that are measured at fair value on a recurring basis.

        Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company's interest rate swap agreements and other derivative contracts.

        The interest rate swaps are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. The embedded derivative contracts are priced using inputs that are observable in the market, such as the Company's current and historical stock prices, risk-free interest rates, credit ratings and other contractual terms of certain of the Company's convertible debt.

        Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company does not have any SFAS No. 157 Level 3 assets or liabilities that are measured at fair value on a recurring basis.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2008 (in millions):

Significant Other Observable Inputs (Level 2)
Interest Rate Swap Liabilities (included in other non-current liabilities)	$97
Embedded Derivative Contracts (included in other non-current liabilities)	13

Total Liabilities Measured at Fair Value	$110

(10) Financial Instruments

Available for Sale Investments

        The Company did not have any material available-for-sale investments as of December 31, 2008.

        At December 31, 2007, marketable securities totaling $9 million consisted of an investment in the common stock of Infinera Corporation ("Infinera"). The fair value of the Infinera investment as of December 31, 2007 was $9 million. For the year ended December 31, 2007, an unrealized gain of $7 million was recorded on the investment in Infinera and is included in other comprehensive income (loss).

        In 2007, the Company sold approximately 80% of its investment in Infinera, received proceeds of $45 million and recognized a gain on the sale of $37 million. In 2008, the Company sold the remainder of its investment in Infinera, received proceeds of approximately $4 million and recognized a gain on the sale of $2 million.

        The cost of the equity securities used in computing the unrealized and realized gains is determined by specific identification. Fair values are estimated based on quoted market prices for the securities.

        The Company recognized gains of $2 million from the sale of marketable equity securities in 2006.

Restricted Cash and Securities

        Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit, long-term debt and certain performance and operating obligations of the Company, as well as cash and investments restricted to fund certain reclamation liabilities of the Company. Restricted cash and securities are recorded in other assets (current or non-current) in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

        The cost and fair value of restricted cash and securities totaled $130 million at December 31, 2008 and $127 million at December 31, 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Financial Instruments (Continued)

Cash Flow Hedges

        The Company has floating rate long-term debt (see Note 11). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. On March 13, 2007, Level 3 Financing Inc., the Company's wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. The Company has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt. The Company evaluates the effectiveness of the hedge on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. The Company recognizes any ineffective portion of the hedge in the consolidated statements of operations. Hedge ineffectiveness for the Company's cash flow hedges was not material in any period presented.

        The fair value of the interest rate swap agreements was a liability of $97 million as of December 31, 2008 and a liability of $37 million as of December 31, 2007. Unrealized losses of $60 million in 2008 and $37 million in 2007 were recorded on the interest rate swap agreements and are included in other comprehensive income (loss). The change in the fair value of the interest rate swap agreements is reflected in other comprehensive income (loss) due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company's floating rate debt.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt

        As of December 31, 2008 and 2007, long-term debt was as follows (in millions):

(dollars in millions)	2008	2007
Senior Secured Term Loan due 2014	$1,400	$1,400
Senior Notes due 2008 (11.0%)	—	20
Senior Euro Notes due 2008 (10.75%)	—	5
Senior Notes due 2010 (11.5%)	13	13
Fair value adjustment on Senior Notes due 2010	—	(1)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (9.459% as of December 31, 2008)	6	6
Issue discount on Senior Notes due 2011	—	—
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	9	10
Floating Rate Senior Notes due 2015 (6.845% as of December 31, 2008)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	192	374
Convertible Senior Notes due 2011 (5.25%)	330	345
Convertible Senior Notes due 2011 (10.0%)	228	275
Convertible Senior Notes due 2012 (3.5%)	326	335
Convertible Senior Notes due 2013 (15.0%)	400	—
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	181	362
Convertible Subordinated Notes due 2010 (6.0%)	308	514
Debt discount due to embedded derivative contracts	(13)	—
Commercial Mortgage due 2010 (6.86%)	69	69
Capital leases	35	41

	6,580	6,864
Less current portion	(186)	(32)

	$6,394	$6,832

        The estimated fair value of the Company's long-term debt approximated $4.0 billion at December 31, 2008 and $6.3 billion at December 31, 2007. The fair values of the Company's long-term debt were estimated using the December 31, 2008 and December 31, 2007 average of the bid and ask trading quotes. The Commercial Mortgage does not trade. The fair value of this instrument is assumed to approximate its carrying value as of December 31, 2008 and December 31, 2007. The 9% Convertible Senior Discount Notes due 2013, the 10% Convertible Senior Notes due 2011, and the 15% Convertible Senior Notes due 2013 are not traded in an active market. The fair value of these notes were calculated using a Black-Scholes valuation model to value the equity portion of the security and market yields on other Level 3 traded debt of similar characteristics and discounted cash flows to value the debt portion of the security. The 11.5% Senior Notes due 2010, Floating Rate Notes due 2011 and the 10.75% Senior Notes due 2011 are not actively traded debt instruments. The estimated fair value of these debt instruments was derived using market yields on other Level 3 traded debt of similar characteristics and discounted cash flows.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

2008 Debt Issuances

        In December 2008, the Company issued $400 million aggregate principal amount of its 15% Convertible Senior Notes due 2013 and received gross proceeds of $400 million. Accrued but unpaid debt issuance costs are expected to be approximately $3 million. The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. See a detailed description of the notes below.

2008 Debt Repurchases

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

        In December 2008, in connection with the issuance of the 15% Convertible Senior Notes due 2013, the Company repurchased using $336 million in cash, through tender offers $460 million aggregate principal amount of various issues of its convertible debt securities at discounts to par and recognized a gain on the extinguishment of debt of approximately $122 million. The gain consisted of a $124 million cash gain, which was partially offset by $2 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $7 million.

        The December 2008 debt repurchases consisted of the following:

  •
  $163 million of 2.875% Convertible Senior Notes due 2010;

  •
  $173 million of 6% Convertible Subordinated Notes due 2010; and

  •
  $124 million of 6% Convertible Subordinated Notes due 2009.

2008 Debt for Equity Exchanges

        On multiple dates in October 2008, the Company entered into exchange agreements with holders of various issues of its convertible debt and issued approximately 48 million shares of Level 3 common stock in exchange for approximately $108 million aggregate principal amount of its convertible debt securities. The shares of the Company's common stock are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. These transactions were considered to be induced conversions in accordance with SFAS No. 84 "Induced Conversions of Convertible Debt—An Amendment of APB Opinion No. 26" ("SFAS No. 84") and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the $108 million aggregate principal amount of convertible debt securities of approximately $44 million, consisting of $43 million of debt conversion expense and $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

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

  •
  $15 million of 5.25% Convertible Senior Notes due 2011; and

  •
  $9 million of 3.5% Convertible Senior Notes due 2012.

2008 Debt Repayments

        During March 2008, Level 3 Communications, Inc. repaid the remaining $20 million of outstanding 11% Senior Notes due 2008 and $6 million (€4 million) of outstanding 10.75% Senior Euro Notes due 2008. The Company also made capital lease and commercial mortgage payments of approximately $6 million in 2008.

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

(11) Long-Term Debt (Continued)

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

(11) Long-Term Debt (Continued)

2007 Debt Refinancings

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

Senior Secured Term Loan due 2014

        On March 13, 2007, Level 3, as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan ("Senior Secured Term Loan due 2014") to Level 3 Financing. The term loan matures on March 13, 2014 and has an interest rate of LIBOR plus an applicable margin of 2.25% per annum and is payable in cash at the end of each LIBOR period elected in arrears, beginning July 13, 2007, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months. The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest rate period and may elect different options with respect to different portions of the affected borrowing. The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 7.0% as of December 31, 2008. The interest rate on the remaining $400 million of the Senior Secured Term Loan due 2014 currently is reset monthly and was 7.0% as of December 31, 2008. As of December 31, 2007, the interest rate on the entire $1.4 billion of the Senior Secured Term Loan due 2014 was 7.49%

        Level 3 Financing's obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company and certain of the Company's material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan due 2014. During the second quarter of 2007, Level 3 Communications, LLC and its material domestic subsidiaries obtained all material governmental authorizations and consents required in order for them to pledge certain of their assets and guarantee the Senior Secured Term Loan due 2014. The guarantee was entered into by Level 3 Communications, LLC and its material domestic subsidiaries on June 28, 2007.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        Debt issuance costs of $18 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $14 million at December 31, 2008.

11.5% Senior Notes Due 2010

        In January 2006, Level 3 Communications, Inc. issued $692 million aggregate principal amount of its 11.5% Senior Notes due 2010. The fair value of the 11.5% Senior Notes due 2010 was approximately $73 million less than the face amount of the debt. The accretion of the $73 million discount is being reflected as interest expense in using the effective interest method. The 11.5% Senior Notes due 2010 were recorded at their fair value on the transaction date and accrete to their face value at maturity.

        The 11.5% Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment to all other senior unsecured obligations of the Company. The 11.5% Senior Notes due 2010 mature on March 1, 2010, and bear interest at a rate per annum equal to 11.5%. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2006. The Company may redeem some or all of the 11.5% Senior Notes due 2010 at any time on or after March 1, 2009, at 100% of their principal amount plus accrued interest.

        In March 2007, the Company repurchased $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment, and recognized a $141 million loss on extinguishment of debt consisting of a $78 million cash loss and $63 million in unamortized debt issuance costs and unamortized discount. Accrued interest paid at the time of repurchase totaled $3 million. As of December 31, 2008, a total of $13 million aggregate principal amount remains outstanding.

        Debt issuance costs of $11 million were originally capitalized and were being amortized to interest expense over the term of the 11.5% Senior Notes due 2010. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2008.

10.75% Senior Notes due 2011

        In October 2003, Level 3 Financing received $486 million of net proceeds from a private placement offering of $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 ("10.75% Senior Notes"). As of December 31, 2008, a total of $497 million aggregate principal amount of the 10.75% Senior Notes had been redeemed. Interest on the notes accrues at 10.75% per year and is payable in arrears on April 15 and October 15 each year in cash. These notes are guaranteed by Level 3 Communications, LLC and Level 3 Communications, Inc. (See Note 16).

        The 10.75% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, plus accrued and unpaid interest thereon to the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

redemption date, if redeemed during the twelve months beginning October 15, of the years indicated below:

Year	Redemption Price
2008	102.688%
2009 and thereafter	100.000%

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

        Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the 10.75% Senior Notes. As a result of amortization and repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2008.

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

        The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate ("LIBOR"), plus 6.375%, which will be reset semi-annually. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The interest rate was 9.46% at December 31, 2008. The Floating Rate Senior Notes due 2011 were priced at 96.782% of par and will mature on March 15, 2011. The discount, after the debt repurchase is less than $1 million and is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. These notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 16).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

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

        Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. As a result of amortization and the debt repurchase, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2008.

12.25% Senior Notes due 2013

        On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $250 million aggregate principal amount of 12.25% senior notes due 2013 ("12.25% Senior Notes due 2013") in a private offering.

        On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013 in a private offering. These notes, together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013 issued on March 14, 2006, are treated under the same indenture as a single series of notes. The Company received net proceeds of $538 million associated with the 12.25% Senior Notes due 2013.

        The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 16). The notes will mature on March 15, 2013. Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The $250 million of 12.25% Senior Notes due 2013 issued on March 14, 2006 were priced at 96.618% of par. The $300 million of 12.25% Senior Notes due 2013 issued on April 6, 2006 were priced at 102% of par. The resulting net discount for the two issuances of approximately $2 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the remaining term of the 12.25% Senior Notes due 2013 using the effective interest method.

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

(11) Long-Term Debt (Continued)

interest thereon to the redemption date, if redeemed during the twelve months beginning March 15, of the years indicated below:

Year	Redemption Price
2010	106.125%
2011	103.063%
2012	100.000%

        The 12.25% Senior Notes due 2013 contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2008.

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

        The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. (See Note 16). The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million is reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method. As of December 31, 2008, the premium remaining was approximately $9 million.

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

(11) Long-Term Debt (Continued)

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

        Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% senior Notes Due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $18 million at December 31, 2008.

Floating Rate Senior Notes Due 2015 and 8.75% Senior Notes Due 2017

        On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes (See Note 16). Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 6.85% at December 31, 2008. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

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

(11) Long-Term Debt (Continued)

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        Debt issuance costs of approximately $16 million were capitalized and are being amortized over the term of the 8.75% Senior Notes due 2017. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $15 million at December 31, 2008.

        Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $5 million at December 31, 2008.

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

        On multiple dates in October 2008, the Company completed the exchange of $19 million in aggregate principal amount of its 2.875% Convertible Senior Notes for a total of 7 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to these exchanges were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. These transactions were considered to be induced conversions in accordance with SFAS No. 84 and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 2.875% Convertible Senior Notes of $8 million, consisting of approximately $8 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        In December 2008, the Company repurchased using $101 million in cash, through tender offers, $163 million aggregate principal amount of its 2.875% Convertible Senior Notes at a price equal to $620 per $1,000 principal amount of the notes and recognized a gain on the extinguishment of debt of approximately $61 million. The gain consisted of a $62 million cash gain, which was partially offset by $1 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $2 million. The gain was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        The remaining 2.875% Convertible Senior Notes are convertible into shares of the Company's common stock at a conversion rate of $7.18 per share, subject to certain adjustments. At any time and from time to time, the Company, at its option, may redeem for cash all or a portion of the notes. The Company may exercise this option only if the current market price for Level 3's common stock for at least 20 trading days within any 30 consecutive trading day period exceeds prices ranging from 160% of the conversion price on July 15, 2008 decreasing to 150% of the conversion price on or after July 15, 2009. The Company would also be obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, exchanges

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

and repurchases the capitalized debt issuance costs have been reduced to approximately $2 million at December 31, 2008.

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

        In October 2008, the Company completed the exchange of $15 million in aggregate principal amount of its 5.25% Convertible Senior Notes for a total of 5 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion in accordance with SFAS No. 84 and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 5.25% Convertible Senior Notes of $3 million, consisting of approximately $3 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        The remaining 5.25% Convertible Senior Notes are convertible, at the option of the holders, into shares of the Company's common stock at a conversion rate of $3.98 per share, subject to certain adjustments. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 5.25% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount plus accrued interest and a make whole premium. As of December 31, 2008, the make whole premium privileges on the 5.25% Convertible Senior Notes had lapsed.

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

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization and exchanges, the remaining unamortized debt issuance costs were $4 million at December 31, 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

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

        In October 2008, the Company completed the exchange of $47 million in aggregate principal amount of its 10% Convertible Senior Notes for a total of 22 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion in accordance with SFAS No. 84 and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 10% Convertible Senior Notes of $15 million, consisting of approximately $15 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        The remaining 10% Convertible Senior Notes are convertible by holders at any time and from time to time into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes. In addition, holders of the 10% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest and a make whole premium.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 10% Convertible Senior Notes. As a result of amortization and exchanges, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2008.

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

        In October 2008, the Company completed the exchange of $9 million in aggregate principal amount of its 3.5% Convertible Senior Notes for a total of 3 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion in accordance with SFAS No. 84 and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 3.5% Convertible Senior Notes of $2 million, consisting of approximately $2 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        The remaining 3.5% Convertible Senior Notes will be convertible by holders at any time before the close of business on June 15, 2012 into shares of Level 3's common stock at a conversion price of $5.46 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 183.1502 shares of common stock per $1,000 principal amount of these notes. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 3.5% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest. In addition, if a holder elects to convert its notes in connection with certain changes in control, Level 3 could be required to pay a make whole premium by increasing the number of shares deliverable upon conversion of the notes.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 3.5% Convertible Senior Notes. As a result of amortization and the exchange, the capitalized debt issuance costs have been reduced to approximately $6 million at December 31, 2008.

15% Convertible Senior Notes Due 2013

        On December 24, 2008 the Company received gross proceeds of $373.8 million and on December 31, 2008 the Company received gross proceeds of $26.2 million from the issuance of its $400 million 15% Convertible Senior Notes due 2013 ("15% Convertible Senior Notes"). Accrued but unpaid debt issuance costs are expected to be approximately $3 million and are being amortized to interest expense over the term of the 15% Convertible Senior Notes. The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. The 15% Convertible Senior Notes were priced at 100% of the principal amount. The 15% Convertible Senior Notes are unsecured and unsubordinated obligations and will rank equally with all the Company's existing and future unsecured and unsubordinated indebtedness. The 15% Convertible Senior Notes will mature on January 15, 2013. Interest on the notes will accrue from the date of original issuance at a rate of 15% per year and will be payable on January 15 and July 15 of each year, beginning on January 15, 2009. The 15% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

        The 15% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at an initial conversion price of $1.80 per share (which is equivalent to a conversion rate of 555.5556 shares of common stock per $1,000 principal amount of the 15% Convertible Senior Notes), subject to adjustment upon certain events, at any time before the close of business on January 15, 2013. If at any time following the date of original issuance of the 15% Convertible Senior Notes and prior to the close of business on January 15, 2013 the closing per share sale price of the Company's common stock exceeds 222.2% of the conversion price then in effect for at least 20 trading days within any 30 consecutive trading day period, the 15% Convertible Senior Notes will automatically convert into shares of Level 3 common stock, plus accrued and unpaid interest (if any) to, but excluding the automatic conversion date, which date will be designated by the Company following such automatic conversion event.

        Holders of the 15% Convertible Senior Notes may require the Company to repurchase all or any part of their notes upon the occurrence of a designated event at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date, if any.

        In addition, if a holder elects to convert its 15% Convertible Senior Notes in connection with certain changes in control, the Company could be required to pay a make-whole premium by increasing the number of shares deliverable upon conversion of such notes. Any make whole premium will have the effect of increasing the number of shares due to holders of the 15% Convertible Senior Notes upon conversion.

9% Convertible Senior Discount Notes due 2013

        In October 2003, Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes due 2013. Interest on the 9% Convertible Senior

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest did not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007. Commencing October 15, 2007, interest on the 9% Convertible Senior Discount Notes accrues at the rate of 9% per annum and is payable in cash semiannually in arrears. Accreted interest expense of $20 million for the year ended December 31, 2007 on the 9% Convertible Senior Discount Notes due 2013 was added to long-term debt.

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion rate of $9.99 per share, subject to certain adjustments. On or after October 15, 2008, the Company, at its option, may redeem for cash all or a portion of the notes. The Company may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price on October 15, 2008. This amount will be decreased to 130% and 120% on October 15, 2008 and 2010, respectively, if the initial holders sell greater than 33.33% of the notes. The Company is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        The 9% Convertible Senior Discount Notes are subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time at a conversion rate of 100.09 shares per $1,000 of face value of the debt plus accrued and unpaid interest thereon to the conversion date.

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

        In September 2008, in various transactions, the Company repurchased $39 million aggregate principal amount of its Subordinated Notes 2009 at discounts to the principal amount and recognized a net gain on extinguishment of debt of $1 million. Unamortized debt issuance costs totaled less than $1 million and accrued interest paid at the time of repurchase totaled less than $1 million.

        In October 2008, the Company completed the exchange of $18 million in aggregate principal amount of its Subordinated Notes 2009 for a total of 10 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to these exchanges were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. These transactions were considered to be induced conversions in accordance with SFAS No. 84 and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the Subordinated Notes 2009 of $14 million, consisting of approximately $14 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        In December 2008, the Company repurchased using $114 million in cash, through tender offers, $124 million aggregate principal amount of Subordinated Notes 2009 at a price equal to $920 per $1,000 principal amount of the notes and recognized a gain on the extinguishment of debt of approximately $9 million. The gain consisted of a $10 million cash gain, which was partially offset by $1 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $2 million. The gain was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        The remaining Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, the Company, at its option, may cause the conversion rights to expire. The Company may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period.

        Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization, exchanges and repurchases the capitalized debt issuance costs have been reduced to $1 million at December 31, 2008.

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

        In December 2008, in connection with the issuance of the $400 million of 15% Convertible Senior Notes due 2013, the Company repurchased using $121 million in cash, through tender offers, $173 million aggregate principal amount of Subordinated Notes 2010 at a price equal to $700 per $1,000 principal amount of the notes and recognized a gain on the extinguishment of debt of approximately $51 million. The gain consisted of a $52 million cash gain, which was partially offset by $1 million in unamortized debt issuance costs. Accrued interest paid at the time of repurchase totaled $3 million. The gain was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        In September 2008, the Company repurchased $32 million aggregate principal amount of Subordinated Notes 2010 at a discount to the principal amount and recognized a net gain on extinguishment of debt of $2 million. Unamortized debt issuance costs totaled less than $1 million and accrued interest paid at the time of repurchase totaled $1 million.

        The remaining Subordinated Notes 2010 may be converted into shares of common stock of Level 3 Communications, Inc. at any time prior to the close of business on the business day immediately preceding maturity, unless previously redeemed, repurchased or Level 3 Communications, Inc. has

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

caused the conversion rights to expire. The conversion rate is 7.416 shares per each $1,000 principal amount of Subordinated Notes 2010, subject to adjustment in certain events.

        On or after March 18, 2003, the Company, at its option, may cause the conversion rights to expire. The Company may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period.

        Debt issuance costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2008.

Commercial Mortgage

        In the third quarter of 2005, the HQ Realty, Inc., a wholly owned subsidiary of the Company, completed a refinancing of the mortgage on the Company's corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through 2010, the anticipated repayment date as defined in the loan agreement ("Commercial Mortgage"). The term of the Commercial Mortgage may be extended to a final maturity date of October 1, 2015 at the election of HQ Realty, Inc. If the term is extended, after 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year U.S. Treasury rate plus 300 basis points. HQ Realty, Inc. received $66 million of net proceeds after transaction costs and has deposited $1 million into restricted cash accounts as of December 31, 2008, for future facility improvements and property taxes. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule.

        Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the Commercial Mortgage. As a result of amortization, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2008.

        The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

Capital Leases

        The Company leases certain dark fiber facilities and metro fiber under noncancelable IRU agreements that are accounted for as capital leases. All of these capital leases were assumed by the Company through its previous acquisitions. Interest rates on capital leases approximate 8% on average as of December 31, 2008. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense.

Covenant Compliance

        At December 31, 2008 and 2007, the Company was in compliance with the covenants on all outstanding debt issuances.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Long-Term Debt Maturities:

        Aggregate future maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of December 31, 2008 (in millions):

2009	$186
2010	583
2011	569
2012	328
2013	1,247
Thereafter	3,673

$6,586

(12) Employee Benefit Plans

        The Company records non-cash compensation expense for its outperform stock appreciation rights that it refers to as Outperform Stock Options ("OSO"), restricted stock units and shares, 401(k) matching contributions and discretionary 401(k) contributions. Total non-cash compensation expense related to these equity awards was $78 million in 2008, $122 million in 2007 and $84 million in 2006. Included in discontinued operations for 2006 is non-cash compensation of $2 million.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2008 (in millions):

	2008	2007	2006
OSO	$13	$35	$38
Restricted Stock	36	42	20
401(k) Match Expense	30	30	18
401(k) Discretionary Grant Plan	—	16	12

	79	123	88
Capitalized Noncash Compensation	(1)	(1)	(2)

	78	122	86
Discontinued Operations	—	—	(2)

	$78	$122	$84

        OSO units and restricted stock units and shares are granted under the Company's 1995 Stock Plan, as amended, which term extends through September 25, 2010. The Company's 1995 Stock Plan, as amended, provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under SFAS No. 123R, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $7 million in 2008, $11 million in 2007 and zero in 2006.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

Outperform Stock Options

        During the second quarter of 2006, the October 2005 and January 2006 grants of Outperform Stock Option ("OSO") units were revalued using May 15, 2006 as the grant date, as there had not been stockholder approval of those awards prior to that date, which was deemed necessary for determination of the grant date for those awards under SFAS No. 123R, and resulted in an additional $6 million in non-cash compensation expense.

        The Company's OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program directly aligns management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index (or less than the corresponding loss on the S&P 500® Index for grants awarded before September 30, 2005), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSO units to a holder may exceed the value of nonqualified stock options.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        Prior to March 31, 2007, OSO awards vested over 2 years and had a 4-year life. Fifty percent of the awards vested at the end of the first year after grant, with the remaining 50% vested over the second year (12.5% per quarter). As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, OSO units are awarded monthly to employees in mid-management level and higher positions, have a three year life, vest 100% and fully settle on the third anniversary of the date of the award and are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years.

        As of December 31, 2008, there was $20 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.94 years.

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

	Year Ended December 31,
	2008	2007	2006
S&P 500 Expected Dividend Yield Rate	2.00%	1.78%	1.78%
Expected Life	3 years	3 years	3.4 years
S&P 500 Expected Volatility Rate	13%	12%	12%
Level 3 Common Stock Expected Volatility Rate	56%	55%	55%
Expected S&P 500 Correlation Factor	.32	.28	.28
Calculated Theoretical Value	147%	146%	153%
Estimated Forfeiture Rate	11.87%	11.88%	10.19%

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

        The fair value for OSO units awarded to participants during the years ended December 31, 2008, 2007 and 2006 was approximately $18 million, $32 million and $50 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance December 31, 2005	14,245,976	$2.03 - $6.66	$3.34	$9.3	2.34 years
Options granted	8,092,915	2.87 - 5.39	4.49
Options cancelled	(1,101,849)	2.03 - 6.66	3.71
Options expired	(3,010,367)	2.03 - 6.66	3.62
Options exercised	(2,941,180)	2.03 - 4.44	2.97

Balance December 31, 2006	15,285,495	$2.03 - $6.66	3.93	82.7	2.54 years
Options granted	4,818,069	3.03 - 6.10	5.25
Options cancelled	(631,603)	2.03 - 6.66	5.08
Options expired	(1,767,687)	2.03 - 6.66	5.37
Options exercised	(1,999,717)	2.03 - 5.39	2.87

Balance December 31, 2007	15,704,557	$2.03 - $6.10	4.27	2.4	2.04 years
Options granted	4,592,809	0.94 - 3.44	2.70
Options cancelled	(1,552,070)	1.05 - 6.10	4.65
Options expired	(2,228,545)	2.03 - 6.10	3.97
Options exercised	(709,483)	2.03 - 3.39	2.42

Balance December 31, 2008	15,807,268	$0.94 - $6.10	$3.90	$—	1.56 years

Options exercisable ("vested"):
December 31, 2006	7,903,200	$2.03 - $6.66	$3.48
December 31, 2007	9,821,827	$2.03 - $5.70	$3.72
December 31, 2008	7,962,066	$2.03 - $5.39	$3.95	$—	1.11 years

	OSO units Outstanding at December 31, 2008			OSO units Exercisable at December 31, 2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighed Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$0.94 - $1.05	741,335	2.87	$1.00	—	$—
2.03 - 3.04	5,203,042	1.46	2.58	2,836,847	2.47
3.36 - 4.65	4,216,088	1.59	3.85	2,200,792	4.08
5.18 - 6.10	5,646,803	1.45	5.53	2,924,427	5.29

	15,807,268	1.56	$3.90	7,962,066	$3.95

        In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        The total realized value of OSO units exercised was $2 million, $19 million and $20 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company issued approximately 466,000, 3.2 million and 3.8 million shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2008, 2007 and 2006, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3's stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

        As of December 31, 2008, based on the Level 3 common stock price and post-multiplier values, the Company was not obligated to issue any shares for vested and exercisable OSO units as the Company's common stock price did not outperform the S&P 500® Index.

Restricted Stock and Units

        Restricted stock units and shares are granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $43 million, $68 million and $27 million, for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2008, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $34 million and the weighted average period over which this cost will be recognized is 2.66 years.

        The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	23,376,843	$2.06
Stock and units granted	5,874,765	4.65
Lapse of restrictions	(7,225,744)	2.13
Stock and units forfeited	(2,575,137)	2.45

Nonvested at December 31, 2006	19,450,727	2.76
Stock and units granted	11,992,520	5.67
Lapse of restrictions	(6,997,946)	2.71
Stock and units forfeited	(2,173,989)	4.20

Nonvested at December 31, 2007	22,271,312	4.20
Stock and units granted	17,627,904	2.43
Lapse of restrictions	(9,701,473)	3.57
Stock and units forfeited	(4,063,944)	4.08

Nonvested at December 31, 2008	26,133,799	$3.26

        The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2008, 2007 and 2006 was $35 million, $19 million and $15 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

Warrants

        As of December 31, 2008, there were approximately 15.3 million warrants outstanding ranging in exercise price from $4.00 to $29.00, all of which were fully vested and for which compensation expense had been fully recognized in the consolidated statements of operations. The weighted average exercise price of these warrants was $7.22 as of December 31, 2008.

        In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were converted into warrants to purchase approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock. In 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million. As of December 31, 2007 and 2008, warrants to purchase approximately 1 million shares of Level 3 common stock remained outstanding. The weighted average exercise price of these warrants was $5.38 as of December 31, 2008.

401(k) Plan

        The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2008. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits. Effective March 6, 2009, the Company is reducing its match to 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits.

        The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $30 million, $30 million and $18 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses.

        The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the years ended December 31, 2007 and 2006 equal to three percent of eligible employees' earnings each year. The 2007 and 2006 deposits were made into the employees' 401(k) accounts during the first quarter of the subsequent year. Level 3 recorded an expense of $16 million in 2007 and $11 million in 2006 for the discretionary contribution. The Company did not make a discretionary contribution to the 401(k) plan for the year ended December 31, 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for each of the years in the three year period ended December 31, 2008 follows:

	2008	2007	2006
	(dollars in millions)
Current:
United States federal	$1	$—	$—
State	(7)	(3)	—
Foreign	—	2	(2)

	(6)	(1)	(2)
Deferred, net of changes in valuation allowances:
United States federal	—	—	—
State	—	23	—
Foreign	—	—	—

Income tax benefit (provision)	$(6)	$22	$(2)

        The United States and foreign components of income (loss) from continuing operations before income taxes follows:

	2008	2007	2006
	(dollars in millions)
United States	$(188)	$(1,016)	$(710)
Foreign	(96)	(120)	(78)

	$(284)	$(1,136)	$(788)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations before income taxes for each of the three years ended December 31, 2008 follows:

	2008	2007	2006
	(dollars in millions)
Computed tax benefit at statutory rate	$100	$397	$276
State income tax benefit	9	39	26
Stock option plan exercises	(4)	8	3
Disallowance of losses on extinguishments of debt	(15)	(62)	(3)
Other, net	(3)	(9)	—
Change in valuation allowance	(93)	(351)	(304)

Income tax benefit (provision)	$(6)	$22	$(2)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The components of the net deferred tax assets (liabilities) as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(dollars in millions)
Deferred Tax Assets:
Fixed assets and intangible assets	$171	$59
Accrued payroll and related benefits	80	41
State tax credit carry forwards	23	23
Investment in securities	—	25
Investment in joint ventures	82	94
Unutilized tax net operating loss carry forwards	1,790	3,690
Accrued liabilities and deferred revenue	—	11
Other assets or liabilities	—	6

Total Deferred Tax Assets	2,146	3,949
Deferred Tax Liabilities:
Accrued liabilities and deferred revenue	(69)	—
Total Deferred Tax Liabilities	(69)	—

Net Deferred Tax Assets before valuation allowance	2,077	3,949
Valuation Allowance	(2,054)	(3,926)

Net Non-Current Deferred Tax Asset after Valuation Allowance	$23	$23

        As of December 31, 2008, the Company had net operating loss carry forwards of approximately $4.7 billion for federal income tax purposes. Under the rules prescribed by U.S. Internal Revenue Code ("IRC") Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5-percent stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods. The Company had entered into transactions over the testing period resulting in significant cumulative shifts in the ownership of its capital stock which alone would not have resulted in an ownership change under IRC Section 382. However, when the Company's actions are coupled with the trading activity in the Company's common stock throughout 2008 by third-party market participants, the Company believes that in 2008 the Company experienced a cumulative ownership change of more than 50 percentage points by 5-percent stockholders during the applicable testing period. Prior to the ownership change, the Company had net operating loss carry forwards of $9.7 billion. The Company believes that the limitation of its net operating loss carry forwards will not have a near term effect on its consolidated results of operations and financial position. Additional transactions could cause the Company to incur a subsequent 50 percentage point ownership change by 5-percent stockholders and, if the Company triggers the above-noted IRC imposed limitations, could further limit it from fully utilizing the remaining net operating loss carry forwards and certain current deductions to reduce income taxes.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

planning strategies in making this assessment. A valuation allowance has been recorded against deferred tax assets, as the Company has concluded that under relevant accounting standards it is not more likely than not that the deferred tax assets are realizable.

        The valuation allowance for deferred tax assets was approximately $2.0 billion as of December 31, 2008 and approximately $3.9 billion as of December 31, 2007. The net change in the valuation allowance for the year ended December 31, 2008 was approximately $1.9 billion. A significant portion of the change in valuation allowance is attributable to the IRC Section 382 limitation. This limitation reduced the deferred tax asset for unutilized net operating loss carry forwards and associated valuation allowance, by approximately $2.1 billion during 2008. This reduction in valuation allowance was partially offset by the valuation allowance recorded for additional deferred tax assets, for the portion of the 2008 net operating losses not subject to the IRC Section 382 limitation, and other changes in deferred tax assets.

        The U.S. federal tax loss carry forwards expire through 2028 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31	Amount
2024	$536
2025	1,175
2026	987
2027	1,539
2028	438

$4,675

        The Company has approximately $95 million of tax loss carry forwards for controlled foreign corporations at December 31, 2008, the majority of which have no expiration period. In addition, the Company has approximately $128 million of state tax loss carry forwards with various expiration periods through 2028.

        The majority of the Company's foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the Company's U.S. federal consolidated income tax return. However, the Company has some foreign subsidiaries that have not so elected and therefore are treated for U.S. tax purposes as controlled foreign corporations. With respect to such controlled foreign corporations, as of December 31, 2008, the Company has no plans to repatriate undistributed earnings of such controlled foreign corporations as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of such controlled foreign corporations that are permanently invested and for which no deferred taxes have been provided are immaterial as of December 31, 2008 and 2007.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company's liability for uncertain tax positions. The Company's liability for uncertain tax positions totaled $16 million at December 31, 2008 and $18 million at December 31, 2007. These amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not expect the liability for uncertain tax

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

positions will change significantly during the twelve months ended December 31, 2009; however, actual changes in the liability for uncertain tax positions could be different than currently expected. A rollforward of the liability for uncertain tax positions follows:

(dollars in millions)	Amount
Balance as of December 31, 2007	$18
Gross increases—tax positions prior to 2008	3
Gross increases—during 2008	1
Gross decreases—tax positions prior to 2008	(6)

Balance as of December 31, 2008	$16

        The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available. During the third quarter of 2008, the Company and the Internal Revenue Service settled an income tax audit for years 1999 through 2001 in addition to 1996 interest issues resulting in a refund of $1 million to the Company. In addition, the Internal Revenue Service completed an examination of certain adjustments to the Company's U.S. income tax returns for 2002 resulting from final resolution of the 1999 through 2001 audit. The Company is currently under audit by taxing authorities in the United Kingdom for tax years 2002 through 2004 and in France for tax years 2005 through 2006.

        The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations. The Company's liability for uncertain tax positions includes approximately $10 million of accrued interest and penalties at December 31, 2008.

(14) Segment Information

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

        Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) gain (loss) from discontinued operations, (2) income taxes, (3) total other income (expense), (4) non-cash impairment charges included within restructuring and impairment charges, (5) depreciation and amortization and (6) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company's internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes the gain on sale of business groups and net other income (expense) because these items are not related to the primary operations of the Company.

        There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt, the gain on sale of business groups and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

        The data presented in the following tables includes information for the years ended December 31, 2008, 2007 and 2006 for all statement of operations and cash flow information presented, and as of December 31, 2008 and 2007 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        Segment information for the Company's Communications and Coal Mining businesses is summarized as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Revenue from external customers:
Communications	$4,226	$4,199	$3,311
Coal Mining	75	70	67

	$4,301	$4,269	$3,378

Adjusted EBITDA:
Communications	$1,039	$823	$677
Coal Mining	$5	$5	$8
Other	$(4)	$(4)	$(3)
Capital expenditures:
Communications	$446	$631	$391
Coal Mining	3	2	1

	$449	$633	$392

Depreciation and amortization:
Communications	$929	$935	$729
Coal Mining	2	7	1

	$931	$942	$730

Total assets:
Communications	$9,509	$10,128	$9,849
Coal Mining	121	115	127
Other	8	11	18

	$9,638	$10,254	$9,994

        The following is a summary of geographical information (in millions):

	Year Ended December 31,
	2008	2007	2006
Revenue from external customers:
North America	$3,975	$4,011	$3,188
Europe	326	258	190

	$4,301	$4,269	$3,378

Long-lived assets:
North America	$6,244	$6,790	$6,450
Europe	718	818	747

	$6,962	$7,608	$7,197

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom, France and Germany. Revenue from transoceanic services is allocated to Europe.

        The Company includes all non-current assets, except for goodwill, in its long-lived assets.

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

  2)
  Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the acquisition of WilTel.

	Core Communications Services	Other Communications Services	Total
	(in millions)
Communications Revenue
2008
North America	$3,534	$366	$3,900
Europe	326	—	326

	$3,860	$366	$4,226

2007
North America	$3,366	$575	$3,941
Europe	256	2	258

	$3,622	$577	$4,199

2006
North America	$1,787	$1,334	$3,121
Europe	186	4	190

	$1,973	$1,338	$3,311

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2008, 2007 and 2006 (in millions):

2008

	Communications	Coal Mining	Other
Net Income (Loss)	$(294)	$3	$1
Income Tax Provision (Benefit)	4	—	2
Total Other (Income) Expense	322	—	(7)
Depreciation and Amortization Expense	929	2	—
Non-Cash Compensation Expense	78	—	—

Adjusted EBITDA	$1,039	$5	$(4)

2007

	Communications	Coal Mining	Other
Net Income (Loss)	$(1,113)	$(3)	$2
Income Tax Provision (Benefit)	(17)	1	(6)
Total Other (Income) Expense	895	—	—
Non-Cash Impairment Charge	1	—	—
Depreciation and Amortization Expense	935	7	—
Non-Cash Compensation Expense	122	—	—

Adjusted EBITDA	$823	$5	$(4)

2006

	Communications	Coal Mining	Other	Discontinued Information Services
Net Income (Loss)	$(800)	$7	$3	$46
Income from Discontinued Operations	—	—	—	(46)
Income Tax Provision (Benefit)	4	—	(2)	—
Total Other (Income) Expense	652	—	(4)	—
Non-Cash Impairment Charge	8	—	—	—
Depreciation and Amortization Expense	729	1	—	—
Non-Cash Compensation Expense	84	—	—	—

Adjusted EBITDA	$677	$8	$(3)	$—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items

        In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies' involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. All of these actions involve the companies' right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

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

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of the proposed settlement of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not ultimately approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period of February 8, 2007 to October 23, 2007, the defendants failed to disclose material adverse facts about the Company's business and operations. Specifically, defendants failed to disclose or indicate the following: (1) that the Company's efforts to integrate the numerous acquired companies were not going well; (2) that, specifically, the Company was experiencing an increase in service activation times, which was negatively impacting the Company's service installation intervals and the rate of its revenue growth; (3) that the Company was also experiencing challenges in its service management processes that were resulting in longer response times to resolve customer's network service issues; (4) that steps taken by the Company to remedy the problems were not working and actually, further complicating the issues and making them worse; (5) that, as a result of the above, the Company did not have adequate provisioning capability to convert its increasing sales, or signed orders, into revenue generating service; (6) that the Company lacked adequate internal controls; and (7) that, as a result of the above, the statements made by the defendants during the purported class period lacked a reasonable basis. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934.

        It is too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend these actions vigorously.

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2008 and 2007, Level 3 had outstanding letters of credit of approximately $30 million and $36 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

Operating Leases

        The Company is leasing rights-of-way, facilities and other assets under various operating leases which, in addition to rental payments, may require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in various price indexes and increases in the landlord's management costs.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

        The right-of-way agreements have various expiration dates through 2060. Payments under these right-of-way agreements were $112 million in 2008, $106 million in 2007 and $75 million in 2006.

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2099. Rent expense, including common area maintenance, under non-cancelable lease agreements was $193 million in 2008, $190 million in 2007 and $132 million in 2006.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

        Future minimum payments for the next five years under network and related right-of-way agreements and non-cancelable operating leases for facilities consist of the following as of December 31, 2008 (in millions):

	Right-of-Way Agreements	Facilities	Total
2009	$110	$153	$263
2010	91	138	229
2011	83	121	204
2012	80	112	192
2013	78	97	175
Thereafter	733	261	994

Total	$1,175	$882	$2,057

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 17 years from January 1, 2009, which approximates the economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2009, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

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

(16) Condensed Consolidating Financial Information (Continued)

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

        In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013, 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." The operating activities of the separate legal entities included in the Company's consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-alone basis.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,720	$—	$2,795	$(214)	$4,301
Costs and Expenses:
Cost of Revenue	—	—	684	—	1,328	(203)	1,809
Depreciation and Amortization	—	—	362	—	569	—	931
Selling, General and Administrative	1	—	1,243		272	(11)	1,505
Restructuring and Impairment Charges	—	—	25	—	—	—	25

Total Costs and Expenses	1	—	2,314	—	2,169	(214)	4,270

Operating Income (Loss)	(1)	—	(594)	—	626	—	31
Other Income (Expense):
Interest Income	—	1	10	—	4	—	15
Interest Expense	(155)	(369)	—	(2)	(8)	—	(534)
Interest Income (Expense) Affiliates, net	787	1,103	(1,951)	—	61	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(998)	(1,733)	527	—	—	2,204	—
Other Income (Expense), net	77	—	7	—	(120)	—	204

Other Income (Expense)	(289)	(998)	(1,407)	(2)	(177)	2,204	(315)

Income (Loss) from Operations	(290)	(998)	(2,001)	(2)	803	2,204	(284)
Income Tax Benefit (Expense)	—	—	(5)	—	(1)	—	(6)

Net Income (Loss)	$(290)	$(998)	$(2,006)	$(2)	$802	$2,204	$(290)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,439	$27	$2,994	$(191)	$4,269
Costs and Expenses:
Cost of Revenue	—	—	553	—	1,434	(154)	1,833
Depreciation and Amortization	—	—	345	—	597	—	942
Selling, General and Administrative	3	—	1,251	27	479	(37)	1,723
Restructuring and Impairment Charges	—	—	12	—	—	—	12

Total Costs and Expenses	3	—	2,161	27	2,510	(191)	4,510

Operating Income (Loss)	(3)	—	(722)	—	484	—	(241)
Other Income (Expense):
Interest Income	2	1	43	—	8	—	54
Interest Expense	(202)	(365)	(1)	(1)	(8)	—	(577)
Interest Income (Expense) Affiliates, net	781	976	(1,818)	—	61	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,329)	(1,934)	444	—	—	2,819	—
Other Income (Expense)	(363)	(29)	7	—	13	—	(372)

Other Income (Expense)	(1,111)	(1,351)	(1,325)	(1)	74	2,819	(895)

Income (Loss) from Operations	(1,114)	(1,351)	(2,047)	(1)	558	2,819	(1,136)
Income Tax Benefit	—	22	—	—	—	—	22

Net Income (Loss)	$(1,114)	$(1,329)	$(2,047)	$(1)	$558	$2,819	$(1,114)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,304	$2,270	$(196)	$3,378
Costs and Expenses:
Cost of Revenue	—	—	525	1,179	(187)	1,517
Depreciation and Amortization	—	—	358	372	—	730
Selling, General and Administrative	6	—	816	445	(9)	1,258
Restructuring and Impairment Charges	—	—	9	4	—	13

Total Costs and Expenses	6	—	1,708	2,000	(196)	3,518

Operating Income (Loss)	(6)	—	(404)	270	—	(140)
Other Income (Expense):
Interest Income	16	1	40	7	—	64
Interest Expense	(432)	(207)	—	(9)	—	(648)
Interest Income (Expense) Affiliates, net	860	666	(1,572)	46	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,209)	(1,561)	141	—	2,629	—
Other Income (Expense)	27	(108)	7	10	—	(64)

Other Income (Expense)	(738)	(1,209)	(1,384)	54	2,629	(648)

Income (Loss) from Continuing Operations Before Income Taxes	(744)	(1,209)	(1,788)	324	2,629	(788)
Income Tax (Expense) Benefit	—	—	—	(2)	—	(2)

Income (Loss) from Continuing Operations	(744)	(1,209)	(1,788)	322	2,629	(790)
Income from Discontinued Operations	—	—	—	46	—	46

Net Income (Loss)	$(744)	$(1,209)	$(1,788)	$368	$2,629	$(744)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$10	$555	$—	$136	$—	$768
Restricted cash and securities	—	—	1	—	2	—	3
Accounts Receivable, net	—	—	73	—	317	—	390
Due from (to) affiliates	11,148	9,306	(22,122)	17	1,651	—	—
Other	6	9	36	—	32	—	83

Total Current Assets	11,221	9,325	(21,457)	17	2,138	—	1,244
Property, Plant and Equipment, net	—	—	3,150	—	3,009	—	6,159
Restricted Cash and Securities	18	—	25	—	84	—	127
Goodwill and Other Intangibles, net	—	—	540	—	1,451	—	1,991
Investment in Subsidiaries	(8,043)	(13,041)	3,484	—	—	17,600	—
Other Assets, net	11	76	15	—	15	—	117

Total Assets	$3,207	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,638

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$3	$—	$147	$—	$215	$—	$365
Current portion of long-term debt	181	—	1	1	3	—	186
Accrued payroll and employee benefits	—	—	97	—	8	—	105
Accrued interest	24	93	—	—	—	—	117
Current portion of deferred revenue	—	—	96	—	72	—	168
Other	—	1	59	—	51	—	111

Total Current Liabilities	208	94	400	1	349	—	1,052
Long-Term Debt, less current portion	2,079	4,216	7	19	73	—	6,394
Deferred Revenue, less current portion	—	—	630	—	89	—	719
Other Liabilities	44	97	284	—	172	—	597
Stockholders' Equity (Deficit)	876	(8,047)	(15,564)	(3)	6,014	17,600	876

Total Liabilities and Stockholders' Equity (Deficit)	$3,207	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,638

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$27	$588	$—	$99	$—	$714
Marketable securities	8	—	—	—	1	—	9
Restricted cash and securities	—	—	7	—	3	—	10
Accounts receivable, net	—	—	80	—	324	—	404
Due from (to) affiliates	10,575	8,549	(20,897)	20	1,753	—	—
Other	7	8	32	—	41	—	88

Total Current Assets	10,590	8,584	(20,190)	20	2,221	—	1,225
Property, Plant and Equipment, net	—	—	3,256	—	3,413	—	6,669
Restricted Cash and Securities	18	—	24	—	75	—	117
Goodwill and Other Intangibles, net	—	—	151	—	1,950	—	2,101
Investment in Subsidiaries	(6,951)	(11,270)	4,481	—	—	13,740	—
Other Assets, net	16	84	17	—	25	—	142

Total Assets	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$170	$—	$226	$—	$396
Current portion of long-term debt	25	—	—	1	6	—	32
Accrued payroll and employee benefits	—	—	88	—	9	—	97
Accrued interest	33	95	—		—	—	128
Deferred revenue	—	—	91		84	—	175
Other	—	—	47	—	97	—	144

Total Current Liabilities	58	95	396	1	422	—	972
Long-Term Debt, less current portion	2,511	4,217	—	20	84	—	6,832
Deferred Revenue	—	—	644	—	119	—	763
Other Liabilities	34	37	208	—	338	—	617
Stockholders' Equity (Deficit)	1,070	(6,951)	(13,509)	(1)	6,721	13,740	1,070

Total Liabilities and Stockholders' Equity (Deficit)	$3,673	$(2,602)	$(12,261)	$20	$7,684	$13,740	$10,254

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(149)	$(377)	$(159)	$(1)	$1,099	$—	$413
Cash Flows from Investing Activities:
Capital expenditures	—	—	(160)	—	(289)	—	(449)
Proceeds from sale of business group, net	—	—	—	—	124	—	124
(Increase) decrease in restricted cash and securities, net	—	—	3	—	(8)	—	(5)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	2	—	3
Other	—	—	2	—	4	—	6

Net Cash Used in Investing Activities	—	—	(154)	—	(167)	—	(321)
Cash Flows from Financing Activities:
Long-term debt borrowings	400	—	—	—	—	—	400
Payments on and repurchases of long-term debt	(431)	—	—	(1)	(4)	—	(436)
Increase (decrease) due from affiliates, net	245	360	282	2	(889)	—	—
Other	2	—	—	—	—	—	2

Net Cash Provided by (Used in) Financing Activities	216	360	282	1	(893)	—	(34)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	(2)	—	(2)	—	(4)

Net Change in Cash and Cash Equivalents	67	(17)	(33)	—	37	—	54
Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714

Cash and Cash Equivalents at End of Period	$67	$10	$555	$—	$136	$—	$768

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

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

(16) Condensed Consolidating Financial Information (Continued)

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(dollars in millions except per share data)
Revenue	$1,092	$1,056	$1,090	$1,052	$1,070	$1,061	$1,049	$1,100
Operating Income (Loss)	(52)	(75)	(3)	(79)	4	(58)	82	(29)
Net Income (Loss)	(181)	(647)	(33)	(202)	(120)	(174)	44	(91)
Earnings (Loss) per Share:
Basic	$(0.12)	$(0.44)	$(0.02)	$(0.13)	$(0.08)	$(0.11)	$0.03	$(0.06)
Diluted	$(0.12)	$(0.44)	$(0.02)	$(0.13)	$(0.08)	$(0.11)	$(0.03)	$(0.06)

        Earnings (loss) per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while earnings (loss) per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the earnings (loss) per share for each of the four quarters may not equal the earnings (loss) per share for the year.

        In the second quarter of 2008, the Company completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and a recognized a gain of $96 million.

        In the fourth quarter of 2008, the Company recognized a $12 million restructuring charge, $44 million of induced debt conversion expenses attributable to the exchange of certain of the Company's convertible debt securities, and a gain on the early extinguishment of debt of $125 million as a result of certain debt repurchases. The Company also revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations and reduced selling, general and administrative expenses by $86 million and depreciation and amortization by $11 million.

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