Form 10-Q
period 2009-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2009-05-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(720) 888-1000

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of each class of the issuer’s common stock, as of March 31, 2009:

Common Stock: 1,627,372,481 shares

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

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2009	2008

Revenue:
Communications	$962	$1,066
Coal Mining	18	26
Total revenue	980	1,092

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	390	459
Coal Mining	17	16
Total Cost of Revenue	407	475

Depreciation and Amortization	222	240
Selling, General and Administrative	338	422
Restructuring Charges	1	7
Total Costs and Expenses	968	1,144

Operating Income (Loss)	12	(52)

Other Income (Expense):
Interest income	1	6
Interest expense	(146)	(144)
Other, net	2	3
Total Other Income (Expense)	(143)	(135)

Loss Before Income Taxes	(131)	(187)

Income Tax Expense	(1)	(3)

Net Loss	$(132)	$(190)

Basic and Diluted Loss per Share	$(0.08)	$(0.12)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands):	1,620,932	1,541,872

See accompanying notes to consolidated financial statements. Financial statements for the three months ended March 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Notes 1 and 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in millions, expect par value)	2009	2008
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$672	$768
Restricted cash and securities	3	3
Receivables, less allowances for doubtful accounts of $18 and $16, respectively	401	390
Other	96	81
Total Current Assets	1,172	1,242

Property, Plant and Equipment, net	6,012	6,159
Restricted Cash and Securities	128	127
Goodwill	1,431	1,432
Other Intangibles, net	535	559
Other Assets	110	115
Total Assets	$9,388	$9,634

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$357	$365
Current portion of long-term debt	500	186
Accrued payroll and employee benefits	52	105
Accrued interest	123	117
Current portion of deferred revenue	169	168
Other	96	111
Total Current Liabilities	1,297	1,052

Long-Term Debt, less current portion	5,933	6,245
Deferred Revenue, less current portion	699	719
Other Liabilities	604	597
Total Liabilities	8,533	8,613

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,627,372,481 issued and outstanding at March 31, 2009 and 1,617,615,258 issued and outstanding at December 31, 2008	16	16
Additional paid-in capital	11,511	11,495
Accumulated other comprehensive loss	(101)	(51)
Accumulated deficit	(10,571)	(10,439)
Total Stockholders’ Equity	855	1,021
Total Liabilities and Stockholders’ Equity	$9,388	$9,634

See accompanying notes to consolidated financial statements. Financial statements as of December 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Notes 1 and 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2009	2008

Cash Flows from Operating Activities:
Net loss	$(132)	$(190)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	240
Non-cash compensation expense attributable to stock awards	16	23
Gain on sale of property, plant and equipment and other assets	—	(1)
Accretion of debt discount and amortization of debt issuance costs	14	13
Accrued interest on long-term debt	6	(14)
Other, net	(6)	8
Changes in working capital items:
Receivables	(11)	(20)
Other current assets	(15)	(22)
Payables	(14)	(52)
Deferred revenue	(17)	(17)
Other current liabilities	(67)	(15)
Net Cash Used in Operating Activities	(4)	(47)

Cash Flows from Investing Activities:
Capital expenditures	(78)	(113)
Increase in restricted cash and securities, net	(1)	—
Proceeds from sale of property, plant and equipment and other assets	—	2
Net Cash Used in Investing Activities	(79)	(111)

Cash Flows from Financing Activities:
Debt issuance costs	(2)	—
Payments on and repurchases of long-term debt	(7)	(26)
Net Cash Used in Financing Activities	(9)	(26)

Effect of Exchange Rates on Cash and Cash Equivalents	(4)	3

Net Change in Cash and Cash Equivalents	(96)	(181)

Cash and Cash Equivalents at Beginning of Period	768	714

Cash and Cash Equivalents at End of Period	$672	$533

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$126	$145
Income taxes paid	$1	$—

See accompanying notes to consolidated financial statements. Financial statements for the three months ended March 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Notes 1 and 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created its communications network generally by constructing its own assets, but also through a combination of purchasing and leasing other companies and facilities. The Company’s network is an advanced, international, facilities based communications network. The Company designed its network to provide communications services, which employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

The Company is also engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming.

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries  in which it has control, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet of Level 3 at December 31, 2008 has been audited. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements.

The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008. The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008, appropriately present, in all material respects, the current status of the Company’s significant accounting policies, and are incorporated herein by reference, except as disclosed below related to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year 2009.

Recently Issued Accounting Pronouncements

On May 9, 2008, the FASB issued FSP APB 14-1, which requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 applies to certain of the Company’s convertible debt. FSP APB 14-1was effective for the Company beginning on January 1, 2009 and has been applied retrospectively to all periods presented in the Company’s consolidated financial statements. Although the adoption of FSP APB 14-1 does not affect the Company’s actual past or future cash flows, the Company expects to incur additional non-cash interest expense as a result of FSP APB 14-1 of approximately $43 million for the year ended December 31, 2009, $49 million for the year ended December 31, 2010, $55 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012, notwithstanding any debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to FSP APB 14-1 prior to maturity. See Note 9 for more details.

The following table illustrates the retrospective effect of adopting FSP APB 14-1 to the consolidated statement of operations for the three months ended March 31, 2008 (in millions):

		As Adjusted for
	As Originally	Retrospective
	Reported	Application

Interest expense	$135	$144

Net Loss	$181	$190

Basic and Diluted Loss per Share	$(0.12)	$(0.12)

The following table illustrates the retrospective effect of adopting FSP APB 14-1 to the consolidated balance sheet as of December 31, 2008 (in millions):

		As Adjusted for
	As Originally	Retrospective
	Reported	Application

Other Assets (current)	$83	$81
Other Assets (non-current)	$117	$115
Long-Term Debt, less current portion	$6,394	$6,245
Additional paid-in capital	$11,254	$11,495
Accumulated deficit	$(10,343)	$(10,439)

(2)  Dispositions

Vyvx Advertising Distribution Business: On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx’s core broadcast business, including the Vyvx Services Broadcast Business’ content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company’s consolidated results of operations through the date of sale. The disposal of the Vyvx advertising distribution business did not meet the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for presentation as discontinued operations since the business was not considered an asset group.

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three months ended March 31, 2009 and March 31, 2008, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 489 million and 315 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 54 million stock options, outperform stock options, restricted stock units and warrants outstanding at March  31, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2009 are as follows (in millions):

		Coal
	Communications	Mining
	Segment	Segment	Total

Balance at December 31, 2008	$1,432	$—	$1,432
Goodwill adjustments	—	—	—
Effect of foreign currency rate change	(1)	—	(1)
Balance at March 31, 2009	$1,431	$—	$1,431

The Company conducted its annual goodwill impairment analysis at December 31, 2008 and concluded its goodwill was not impaired.

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2009 and December 31, 2008 were as follows (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

March 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(346)	$397
Patents and Developed Technology	140	(54)	86
	883	(400)	483

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(400)	$535

December 31, 2008
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(325)	$418
Patents and Developed Technology	141	(52)	89
	884	(377)	507

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(377)	$559

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $23 million for the three months ended March 31, 2009 and $26 million for the three months ended March 31, 2008.

As of March 31, 2009, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2009 (remaining nine months)	$70
2010	92
2011	91
2012	69
2013	51
Thereafter	110
$483

(6) Restructuring and Contract Termination Costs

During the fourth quarter of 2008, the Company initiated a workforce reduction of approximately 400 employees, or 7% of the Company’s total employee base, and incurred a restructuring charge of $12 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the fourth quarter of 2008. In the first quarter of 2009, the Company paid approximately $11 million of involuntary termination benefits for affected employees. The remaining $1 million of involuntary termination benefits are expected to be paid in the second quarter of 2009.

The Company has accrued contract termination costs of $47 million at March 31, 2009 and $49 million at December 31, 2008, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company did not incur any new contract termination costs in the three months ended March 31, 2009 or 2008. The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

(7) Fair Value

SFAS No. 157 “Fair Value Measurements”  (“SFAS No. 157”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Level 1—Quoted prices in active markets for identical assets or liabilities. As of March 31, 2009, the Company did not have any Level 1 assets or liabilities measured at fair value.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value include the Company’s interest rate swap agreements and other embedded derivatives.

The interest rate swaps are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. The embedded derivatives in certain of the Company’s convertible debt instruments are priced using inputs that are observable in the market, such as the Company’s current and historical stock prices, credit-adjusted interest rates, credit ratings and other contractual terms of the convertible debt.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company does not have any SFAS No. 157 Level 3 assets or liabilities that are measured at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2009 (in millions):

Significant Other Observable Inputs (Level 2)
Interest Rate Swap Liabilities (included in other non-current liabilities)	$112
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	13
Total Liabilities Measured at Fair Value	$125

(8) Cash Flow Hedges

The Company has floating rate long-term debt (see Note 9). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. In 2007, Level 3 Financing Inc., the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties, are for $500 million each and mature on January 13, 2014. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. The Company has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt. The Company evaluates the effectiveness of the hedge on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. The Company recognizes any ineffective portion of the hedge in the consolidated statements of operations. Hedge ineffectiveness for the Company’s cash flow hedges was not material in any period presented.

The fair value of the interest rate swap agreements was a liability of $112 million at March 31, 2009 and a liability of $97 million at December 31, 2008. Unrealized losses of $15 million for the three months ended March 31, 2009 and $42 million for the three months ended March 31, 2008 were recorded on the interest rate swap agreements and are included in other comprehensive loss. The change in the fair value of the interest rate swap agreements is reflected in other comprehensive loss due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt.

(9) Long-Term Debt

As of March 31, 2009 and December 31, 2008, long-term debt was as follows (in millions):

(dollars in millions)	March 31, 2009	December 31, 2008
Senior Secured Term Loan due 2014	$1,400	$1,400
Senior Notes due 2010 (11.5%)	12	13
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (8.279% as of March 31, 2009)	6	6
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	9	9
Floating Rate Senior Notes due 2015 (5.485% as of March 31, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	192	192
Convertible Senior Notes due 2011 (5.25%)	330	330
Debt discount on 5.25% Convertible Senior Notes due 2011	(83)	(89)
Convertible Senior Notes due 2011 (10.0%)	228	228
Convertible Senior Notes due 2012 (3.5%)	326	326
Debt discount on 3.5% Convertible Senior Notes due 2012	(65)	(69)
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	176	181
Convertible Subordinated Notes due 2010 (6.0%)	308	308
Debt discount due to embedded derivatives in convertible debt	(4)	(4)
Commercial Mortgage due 2010 (6.86%)	68	69
Capital leases	34	35
	6,433	6,431
Less current portion	(500)	(186)
	$5,933	$6,245

Adoption of FSP APB 14-1

On January 1, 2009, the Company adopted FSP APB 14-1, which has been applied retrospectively to all periods presented in the Company’s consolidated financial statements presented herein. FSP APB 14-1 requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 is only applicable to the Company’s 5.25% Convertible Senior Notes due 2011 and 3.5% Convertible Senior Notes due 2012, as the Company has the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances. The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into approximately 82.8 million shares of the Company’s common stock as of March 31, 2009, at a conversion rate of $3.98 per share, subject to certain adjustments. The 3.5% Convertible Senior Notes are convertible, at the option of the holders, into approximately 59.7 million shares of the Company’s common stock as of March 31, 2009, at a conversion price of $5.46 per share, subject to certain adjustments.

The Company recognized total interest expense of approximately $18 million during the quarter ended March 31, 2009 and $16 million during the quarter ended March 31, 2008 related to both the contractual interest coupon and amortization of the discount on the liability component of the Company’s 5.25% Convertible Senior Notes and 3.50% Convertible Senior Notes. The effective interest rate on the liability component of the Company’s 5.25% Convertible Senior Notes and 3.50% Convertible Senior Notes was approximately 14% during the quarters ended March 31, 2009 and 2008. The Company is amortizing the discount on the liability component of its 5.25% Convertible Senior Notes and 3.50% Convertible Senior Notes over the remaining term of each issuance.

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of the Company’s convertible debt subject to FSP APB 14-1 as of March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008

Carrying amount of equity component	$241	$241

Principal amount of liability component	$656	$656
Unamortized discount related to liability component	$(148)	$(158)
Net carrying amount of liability component	$508	$498

Debt Repayments and Repurchases

In the first quarter of 2009, the Company repurchased $5 million aggregate principal amount of its 6% Convertible Senior Notes due 2009 and $1 million aggregate principal amount of its 11.5% Senior Notes due 2010 at  discounts to the principal amounts and recognized a net gain on extinguishment of less than $1 million.

In the first quarter of 2008, Level 3 Communications, Inc. repaid the remaining $20 million of its outstanding 11% Senior Notes and $6 million (€4 million) of its outstanding 10.75% Senior Euro Notes.

There were no other debt repayments during the quarter ended March 31, 2009 or 2008 other than regularly scheduled capital lease and commercial mortgage payments.

Debt Maturities

Aggregate future maturities of long-term debt and capital leases (excluding debt discounts, premiums and fair value adjustments) were as follows as of March 31, 2009 (in millions):

2009 (remaining nine months)	$179
2010	582
2011	569
2012	328
2013	1,247
Thereafter	3,673
$6,578

(10) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended
	March 31,
	2009	2008
OSO	$1	$4
Restricted Stock	8	11
401(k) Match Expense	7	8
	16	23
Capitalized Noncash Compensation	—	—
	$16	$23

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of March 31, 2009, there were approximately 15 million Outperform Stock Option (“OSO”) units outstanding, of which approximately 7 million were exercisable.  As of March 31, 2009, there were approximately 26 million nonvested restricted stock and restricted stock units outstanding.

(11) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(132)	$(190)
Change in cumulative translation adjustment	(34)	51
Change in unrealized holding loss on available-for-sale investment	—	(2)
Change in unrealized holding loss on interest rate swaps	(15)	(42)
Other, net	(1)	1
Comprehensive loss	$(182)	$(182)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	March 31, 2009	December 31, 2008

Cumulative translation adjustment	$63	$97
Accumulated net unrealized holding gain (loss) on interest rate swaps	(112)	(97)
Other, net	(52)	(51)
Accumulated other comprehensive income (loss)	$(101)	$(51)

(12)  Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s current reportable segments include: communications and coal mining (see Note 1). Other primarily includes corporate assets and overhead not attributable to a specific segment.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring charges, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income taxes because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The data presented in the following tables includes information for the three months ended March 31, 2009 and 2008 for all statement of operations and cash flow information presented.

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Revenue from external customers:
Communications	$962	$1,066
Coal Mining	18	26
	$980	$1,092
Adjusted EBITDA:
Communications	$249	$205
Coal Mining	$1	$7
Other	$—	$(1)

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Communications Services:
Core Network Services Revenue	$729	$774
Wholesale Voice Services Revenue	170	184
Total Core Communications Services Revenue	899	958
Other Communications Revenue	63	108
Total Communications Revenue	$962	$1,066

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three months ended March 31, 2009 and 2008 (in millions):

Three Months Ended March 31, 2009

		Coal
	Communications	Mining	Other
Net loss	$(133)	$—	$1
Income tax expense	1	—	—
Total other (income) expense	144	—	(1)
Depreciation and amortization expense	221	1	—
Non-cash compensation expense	16	—	—
Adjusted EBITDA	$249	$1	$—

Three Months Ended March 31, 2008

		Coal
	Communications	Mining	Other
Net loss	$(196)	$6	$—
Income tax expense	2	—	1
Total other (income) expense	137	—	(2)
Depreciation and amortization expense	239	1	—
Non-cash compensation expense	23	—	—
Adjusted EBITDA	$205	$7	$(1)

(13) Commitments, Contingencies and Other Items

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

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case.

It is too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend these actions vigorously.

During March 2009, Level 3 Communications, Inc., as a nominal defendant, its directors and certain of its current officers and a former officer were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59).  The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara.

It is too early for the Company to reach a conclusion as to the ultimate outcome of these derivative actions. However, management believes that the complaints have numerous deficiencies including that each plaintiff failed to make a demand on the Company’s Board of Directors before filing the suit.

In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado in Walter v. Level 3 Communications, Inc., et. al., Dagres v. Level 3 Communications, Inc., et. al. and Fragale v. Level 3 Communications, Inc., et. al.  The complaints allege breaches of fiduciary and other duties under the Employee Retirement Income Security Act (“ERISA”) with respect to investments in the Company’s common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaints claim that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above.

It is too early for the Company to reach a conclusion as to the ultimate outcome of these ERISA actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend these actions vigorously.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2009 and December 31, 2008, Level 3 had outstanding letters of credit of approximately $30 million, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash.

(14) Condensed Consolidating Financial Information

Level 3 Financing, Inc. (Level 3 Financing), a wholly owned subsidiary of the Company, has issued senior notes as described below:

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

In addition, Level 3 Financing’s 12.25% Senior Notes due 2013, Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are jointly and severally and fully and unconditionally guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information.

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

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$399	$—	$643	$(62)	$980
Costs and Expenses:
Cost of Revenue	—	—	187	—	279	(59)	407
Depreciation and Amortization	—	—	101	—	121	—	222
Selling, General and Administrative	—	—	281		60	(3)	338
Restructuring Charges	—	—	1	—	—	—	1
Total Costs and Expenses	—	—	570	—	460	(62)	968
Operating Income (Loss)	—	—	(171)	—	183	—	12
Other Income (Expense):
Interest Income	—	—	1	—	—	—	1
Interest Expense	(55)	(88)	(1)	—	(2)	—	(146)
Interest Income (Expense) Affiliates, net	207	300	(504)	—	(3)	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(284)	(496)	111	—	—	669	—
Other, net	—	—	1	—	1	—	2
Other Income (Expense)	(132)	(284)	(392)	—	(4)	669	(143)
Income (Loss) Before Income Taxes	(132)	(284)	(563)	—	179	669	(131)
Income Tax Benefit (Expense)	—	—	—	—	(1)	—	(1)
Net Income (Loss)	$(132)	$(284)	$(563)	$—	$178	$669	$(132)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$413	$—	$730	$(51)	$1,092
Costs and Expenses:
Cost of Revenue	—	—	169	—	354	(48)	475
Depreciation and Amortization	—	—	90	—	150	—	240
Selling, General and Administrative	1	—	347		77	(3)	422
Restructuring Charges	—	—	7	—	—	—	7
Total Costs and Expenses	1	—	613	—	581	(51)	1,144
Operating Income (Loss)	(1)	—	(200)	—	149	—	(52)
Other Income (Expense):
Interest Income	—	—	4	—	2	—	6
Interest Expense	(49)	(93)	—	—	(2)	—	(144)
Interest Income (Expense) Affiliates, net	203	273	(489)	—	13	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(340)	(520)	113	—	—	747	—
Other, net	(3)	—	2	—	4	—	3
Other Income (Expense)	(189)	(340)	(370)	—	17	747	(135)
Income (Loss) Before Income Taxes	(190)	(340)	(570)	—	166	747	(187)
Income Tax Benefit (Expense)	—	—	(1)	—	(2)	—	(3)
Net Income (Loss)	$(190)	$(340)	$(571)	$—	$164	$747	$(190)

Financial statements for the three months ended March 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Notes 1 and 9).

Condensed Consolidating Balance Sheets

March 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$8	$473	$—	$124	$—	$672
Restricted cash and securities	—	—	1	—	2	—	3
Receivables, net	—	—	60	—	341	—	401
Due from (to) affiliates	11,331	9,506	(22,839)	17	1,985	—	—
Other	5	9	50	—	32	—	96
Total Current Assets	11,403	9,523	(22,255)	17	2,484	—	1,172
Property, Plant and Equipment, net	—	—	3,102	—	2,910	—	6,012
Restricted Cash and Securities	18	—	26	—	84	—	128
Goodwill and Other Intangibles, net	—	—	526	—	1,440	—	1,966
Investment in Subsidiaries	(8,370)	(13,564)	3,433	—	—	18,501	—
Other Assets	6	73	14	—	17	—	110
Total Assets	$3,057	$(3,968)	$(15,154)	$17	$6,935	$18,501	$9,388
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$169	$—	$187	$—	$357
Current portion of long-term debt	496	—	1	1	2	—	500
Accrued payroll and employee benefits	—	—	49	—	3	—	52
Accrued interest	45	77	—	—	1	—	123
Current portion of deferred revenue	—	—	101	—	68	—	169
Other	—	1	57	—	38	—	96
Total Current Liabilities	542	78	377	1	299	—	1,297
Long-Term Debt, less current portion	1,619	4,216	6	19	73	—	5,933
Deferred Revenue, less current portion	—	—	616	—	83	—	699
Other Liabilities	41	112	137	—	314	—	604
Stockholders’ Equity (Deficit)	855	(8,374)	(16,290)	(3)	6,166	18,501	855
Total Liabilities and Stockholders’ Equity (Deficit)	$3,057	$(3,968)	$(15,154)	$17	$6,935	$18,501	$9,388

Condensed Consolidating Balance Sheets

December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$10	$555	$—	$136	$—	$768
Restricted cash and securities	—	—	1	—	2	—	3
Receivables, net	—	—	73	—	317	—	390
Due from (to) affiliates	11,148	9,306	(22,122)	17	1,651	—	—
Other	4	9	36	—	32	—	81
Total Current Assets	11,219	9,325	(21,457)	17	2,138	—	1,242
Property, Plant and Equipment, net	—	—	3,150	—	3,009	—	6,159
Restricted Cash and Securities	18	—	25	—	84	—	127
Goodwill and Other Intangibles, net	—	—	540	—	1,451	—	1,991
Investment in Subsidiaries	(8,043)	(13,041)	3,484	—	—	17,600	—
Other Assets	9	76	15	—	15	—	115
Total Assets	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3	$—	$147	$—	$215	$—	$365
Current portion of long-term debt	181	—	1	1	3	—	186
Accrued payroll and employee benefits	—	—	97	—	8	—	105
Accrued interest	24	93	—	—	—	—	117
Current portion of deferred revenue	—	—	96	—	72	—	168
Other	—	1	59	—	51	—	111
Total Current Liabilities	208	94	400	1	349	—	1,052
Long-Term Debt, less current portion	1,930	4,216	7	19	73	—	6,245
Deferred Revenue, less current portion	—	—	630	—	89	—	719
Other Liabilities	44	97	284	—	172	—	597
Stockholders’ Equity (Deficit)	1,021	(8,047)	(15,564)	(3)	6,014	17,600	1,021
Total Liabilities and Stockholders’ Equity (Deficit)	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634

Financial statements as of December 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1
(see Notes 1 and 9).

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(25)	$(101)	$(52)	$—	$174	$—	$(4)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(31)	—	(47)	—	(78)
Increase in restricted cash and securities, net	—	—	—	—	(1)	—	(1)
Net Cash Used in Investing Activities	—	—	(31)	—	(48)	—	(79)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(2)	—	—	—	—	—	(2)
Payments on and repurchases of long-term debt	(6)	—	—	—	(1)	—	(7)
Increase (decrease) due from affiliates, net	33	99	1	—	(133)	—	—
Net Cash Provided by (Used in) Financing Activities	25	99	1	—	(134)	—	(9)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	(4)	—	(4)
Net Change in Cash and Cash Equivalents	—	(2)	(82)	—	(12)	—	(96)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$473	$—	$124	$—	$672

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(37)	$(108)	$(126)	$—	$224	$—	$(47)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(29)	—	(84)	—	(113)
Decrease in restricted cash and securities, net	—	—	2	—	(2)	—	—
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Used in Investing Activities	—	—	(26)	—	(85)	—	(111)
Cash Flows from Financing Activities:
Payments on long-term debt	(26)	—	—	—	—	—	(26)
Increase (decrease) due from affiliates, net	63	108	(21)	—	(150)	—	—
Net Cash Provided by (Used in) Financing Activities	37	108	(21)	—	(150)	—	(26)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	1	—	3
Net Change in Cash and Cash Equivalents	—	—	(171)	—	(10)	—	(181)
Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$—	$27	$417	$—	$89	$—	$533

(15) Subsequent Event

On April 16, 2009, Level 3 Financing amended and restated its existing senior secured credit facility so as to increase the borrowings through the creation of a $220 million Tranche B Term Loan that matures on March 13, 2014 and has an interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%. The net proceeds of the Tranche B Term Loan were approximately $214 million after deducting a 1% original issue discount and an estimated $4 million of debt issuance costs.

Level 3 Financing’s obligations under the Tranche B Term Loan are, subject to certain exceptions, secured by certain of the assets of (i) the Company and  (ii) certain of the Company’s material domestic subsidiaries which are engaged in the telecommunications business and which were able to grant a lien on their assets without regulatory approval. The Company and certain of its subsidiaries have also guaranteed the obligations of Level 3 Financing under the Tranche B Term Loan.

No changes were made to any of the restrictive covenants or events of default contained in the existing senior secured credit facility.

On May 4, 2009, Level 3 Financing received commitments to further increase borrowings under the Tranche B Term loan by $60 million. All of the terms and conditions of the Tranche B Term Loan will remain the same.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and Item 1A in this Form 10-Q.

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

Core Communications Services

The Company’s transport and infrastructure services include metropolitan and intercity wavelengths, private line, ethernet private line, dark fiber, colocation services, professional services and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email. The IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company has experienced price compression in the high-speed IP and expects that pricing for its high-speed IP services will continue to decline in 2009.

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

The Company’s Core Network Services also include local and enterprise voice services. Local voice services are primarily components that enable other service providers to deliver business or consumer-ready voice products to their end customers. Enterprise voice services are business-grade voice services that the Company sells directly to its business customers.

The Company, through its Level 3 Vyvx business, provides transport services for the audio and video programming of its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

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

Core Communications Services revenue by customer-facing market group was as follows (in millions):

	Three Months Ended
	March 31, 2009	March 31, 2008

Wholesale Markets Group	$513	$541
Business Markets Group	223	240
Content Markets Group	85	100
European Markets Group	78	77
Total Core Communications Services	$899	$958

The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors.

Other Communications Services

The Company’s Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  As a result of the continued migration away from dial-up services, managed modem revenue declined to $18 million in the three months ended March 31, 2009 compared to $31 million in the three months ended March 31, 2008. Managed modem revenue approximated $103 million in 2008 and $158 million in 2007.

The Company receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. In addition, a majority of the Company’s existing reciprocal compensation revenue is associated with agreements that are in effect through 2009 or beyond. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services. The Company also receives reciprocal compensation from its voice services, which is reported within Core Network Services revenue.

Communications Business Strategy and Objectives

The Company’s management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company’s focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business groups or service offerings are not considered to be compatible with the delivery of the Company’s services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services.

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

•                  leveraging its existing network assets to expand its addressable market;

•                  localizing certain decision making and interaction with its mid-market enterprise customers;

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

The Company strategically expanded its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy allowed the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets also provided additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in 2007. Level 3 also strategically expanded its content delivery network services with the acquisitions of the CDN Business and Servecast in 2007. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition.

Level 3 will continue to evaluate acquisition opportunities and could make additional acquisitions in the future.

The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must continue to identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses continues to depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively continue to integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

The Company has taken steps to improve its existing processes and systems to reduce service activation times and improve its service management. The Company continues to realize improvements in its service management and believes it has implemented sufficient improvements in service activation capabilities to match installation capacity to customer demand for services.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that have and are expected to further improve service activation and service management systems and processes utilized by acquired companies as well as provide significant overall improvements to operations. The Company completed the foundation of its processes and systems development objectives at the end of 2008 and is now focused on operational efficiency improvements.

Recent changes in the economic environment and uncertainty in the global financial markets have required the Company to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Communications Services.  In addition, the Company’s operating results and financial condition could be negatively affected if as a result of economic conditions:

•                  customers defer or forgo purchases of the Company’s services;

•                  customers are unable to make timely payments to the Company;

•                  the demand for, and prices of, the Company’s services are reduced as a result of actions by the Company’s competitors or otherwise;

•                  key suppliers upon which the Company relies are unable to provide the Company with the materials it needs for its network on a timely basis; or

•                  the Company’s financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to the Company.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

On April 16, 2009, Level 3 Financing, Inc., a wholly owned subsidiary of the Company, amended and restated its existing senior secured credit facility so as to increase the borrowings through the creation of a $220 million Tranche B Term Loan that matures on March 13, 2014. The net proceeds of the Tranche B Term Loan approximated $214 million after deducting a 1% original issue discount and an estimated $2 million of debt issuance costs.

On May 4, 2009, Level 3 Financing, Inc. received commitments to further increase borrowings under the Tranche B Term loan by $60 million. All of the terms and conditions of the Tranche B Term Loan will remain the same.

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

In October 2008, the Company completed exchanges with holders of various issues of its convertible debt in which the Company issued approximately 48 million shares of the Company’s common stock in exchange for $18 million of its 6% Convertible Subordinated Notes due 2009, $47 million of its 10% Convertible Senior Notes due 2011, $19 million of its 2.875% Convertible Senior Notes due 2010, $15 million of its 5.25% Convertible Senior Notes due 2011 and $9 million of its 3.5% Convertible Senior Notes due 2012.

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

Critical Accounting Policies

Except for the adoption of FSP APB 14-1, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008 appropriately present, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

Recently Issued Accounting Pronouncements

On May 9, 2008, the FASB issued FSP APB 14-1, which requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 applies to certain of the Company’s convertible debt. FSP APB 14-1 was effective for the Company beginning on January 1, 2009 and has been applied retrospectively to all periods presented in the Company’s consolidated financial statements. Although the adoption of FSP APB 14-1 does not impact the Company’s actual past or future cash flows, the Company expects to incur additional non-cash interest expense of approximately $43 million for the year ended December 31, 2009, $49 million for the year ended December 31, 2010, $55 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012 notwithstanding any debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to FSP APB 14-1 prior to maturity. See Notes 1 and 9 of the Notes to Consolidated Financial Statements for more details.

Results of Operations for the Three Months Ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,	Change
(dollars in millions)	2009	2008	%

Revenue:
Communications	$962	$1,066	(10)%
Coal Mining	18	26	(31)%
Total revenue	980	1,092	(10)%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	390	459	(15)%
Coal Mining	17	16	6%
Total Cost of Revenue	407	475	(14)%

Depreciation and Amortization	222	240	(8)%
Selling, General and Administrative	338	422	(20)%
Restructuring Charges	1	7	(86)%
Total Costs and Expenses	968	1,144	(15)%

Operating Income (Loss)	12	(52)	—%

Other Income (Expense):
Interest income	1	6	(83)%
Interest expense	(146)	(144)	(1)%
Other, net	2	3	(33)%
Total Other Income (Expense)	(143)	(135)	(6)%

Loss Before Income Taxes	(131)	(187)	30%

Income Tax Expense	(1)	(3)	67%

Net Loss	$(132)	$(190)	31%

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Communications Services:
Core Network Services Revenue	$729	$774
Wholesale Voice Services Revenue	170	184
Total Core Communications Services Revenue	899	958
Other Communications Revenue	63	108
Total Communications Revenue	$962	$1,066

Comparisons of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Communications Revenue decreased 10% in the first quarter of 2009 compared to the first quarter of 2008. Contributing to this decrease in Communications revenue was a decrease in Core Communications Services revenue, which included declines in the Company’s Core Network Services and Wholesale Voice Services revenue and is generally the result of macroeconomic conditions driving increasing customer turnover in the Company’s business, usage declines, and customers delaying network investment purchases or optimizing their own networks for communications services.

The Company experienced declines within Core Network Services in the first quarter of 2009 compared to the first quarter of 2008, including transport, Vyvx broadcast services, local voice and enterprise voice services. The decrease in transport revenue is primarily the result of macroeconomic conditions causing customers to optimize their own networks as opposed to utilizing the Company’s network and delays in customer sales cycles. The decrease in Vyvx broadcast services is primarily the result of macroeconomic conditions causing lower usage as customers generally cut back on the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. In addition, revenues associated with the Vyvx advertising distribution business declined in the first quarter of 2009 compared to the first quarter of 2008 as on June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore did not record any Vyvx advertising distribution revenue subsequent to the date of sale. Revenue attributable to the Vyvx advertising distribution business was $9 million in the first quarter of 2008. Partially offsetting the decreases in transport, Vyvx broadcast services, Vyvx advertising distribution, local voice and enterprise voice revenue were increases in infrastructure and colocation revenue in the first quarter of 2009 compared to the first quarter of 2008. The Company continues to experience strong demand for infrastructure services for complex nationwide solutions and colocation capacity in large markets.

The decrease in Wholesale Voice Services revenue is primarily attributable to a decrease in domestic and international voice termination services, which was caused by pricing declines and lower usage. Partially offsetting the decrease in domestic and international voice termination revenue was an increase in toll free revenue due to higher traffic attributable to conferencing provider customers. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $63 million in the first quarter of 2009 from $108 million in the first quarter of 2008. The decrease is primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions in 2009 as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the first quarter of 2009 compared to the first quarter of 2008 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

Also contributing to the decrease in Other Communications revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network and the satisfaction by SBC of its gross margin commitment under the SBC Master Services Agreement in the first half of 2008. During the second quarter of 2008, the gross margin commitment on the SBC Master Services Agreement was satisfied; however AT&T, Inc. (“AT&T”), which merged with SBC in 2005, continues to purchase services from Level 3 under the SBC Master Services Agreement as it continues to migrate the services provided under the agreement to its own network facilities. The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition.

Coal mining revenue decreased to $18 million in the first quarter of 2009 from $26 million in the first quarter of 2008, primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company in the first quarter of 2008. The Company did not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in the first quarter of 2008.

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

Cost of revenue for the communications business, as a percentage of communications revenue, was 41% in the first quarter of 2009 compared to 43% in the first quarter of 2008. This decrease is primarily attributable to the synergies derived from acquisitions as the Company has been able to eliminate some of the costs associated with duplicate circuits serving the same markets. Also contributing to the decrease was the continued reduction in Other Communications Services revenue, in particular, SBC Contract Services revenue. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue. Partially offsetting this decrease were increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue, and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue.

Coal mining cost of revenue approximated 92% of coal mining revenue in the first quarter of 2009 and 62% in the first quarter of 2008. The increase in coal mining cost of revenue as a percentage of coal mining revenue in the first quarter of 2009 is the result of the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in the first quarter of 2008.

Depreciation and Amortization expense decreased 8% to $222 million in the first quarter of 2009 from $240 million in the first quarter of 2008. The decrease is primarily attributable to reduced depreciation expense associated with shorter-lived fixed assets becoming fully depreciated. Also contributing to the decrease was reduced amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company’s amortizable intangible assets becoming fully amortized in 2008.

The Company expects depreciation and amortization expense of between $900 million to $940 million in 2009 based on the Company’s current expectations of the timing and amounts of capital expenditures in 2009.

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

Selling, general and administrative expenses decreased 20% to $338 million in the first quarter of 2009 compared to $422 million in the first quarter of 2008. The decrease is primarily attributable to a reduction in employee compensation and related costs due to a lower average headcount, which decreased approximately 20% in the first quarter of 2009 compared to the first quarter of 2008. Also contributing to the decrease were synergies that have been achieved as a result of acquisition integration efforts and the Company’s focus on reducing operating expenses. Specifically, decreases in professional fees and vendor services, facilities and network related administrative expenses and lower accretion on asset retirement obligations all contributed to the decrease in selling, general and administrative expenses in the first quarter of 2009 compared to the first quarter of 2008.

Included in selling, general and administrative expenses in the first quarter of 2009 and 2008 were $16 million and $23 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. The decrease in non-cash, stock-based compensation expense in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to lower headcount and higher estimated forfeiture rates given the Company’s continued organizational structure optimization efforts.

The Company expects to continue its focus on reducing selling, general and administrative expenses in 2009.

Restructuring Charges decreased to less than $1 million in the first quarter of 2009 from $7 million in the first quarter of 2008 primarily as a result of the timing of the Company’s workforce reduction activities. In April 2009, the Company announced additional workforce reductions that are expected to result in a reduction of approximately 150 employees and result in an estimated restructuring charge of between $6 and $7 million in the second quarter of 2009.

The Company may experience further restructuring charges in 2009 in connection with the continued integration of acquired businesses and the possible need to adjust its cost structure if revenue performance is not satisfactory due to negative effects of the current economy or other reasons. Additional restructuring activities could result in additional headcount reductions.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring charges, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses in the consolidated statements of operations.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income taxes because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Note 12 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $249 million in the first quarter of 2009 compared to $205 million in the first quarter of 2008. The increase in Adjusted EBITDA for the communications business is primarily attributable to the growth in the Company’s operating income as a result of the benefits of continued operating expense reductions, partially offset by declines in Communications business revenue.

Interest Income decreased to $1 million in the first quarter of 2009 from $6 million in the first quarter of 2008 primarily due to a decrease in the average returns on the Company’s investment portfolio, partially offset by an increase in the average invested balance during the first quarter of 2009. The Company’s average return on its portfolio decreased to less than 1% in the first quarter of 2009 compared to 2.9% in the first quarter of 2008, while the average portfolio balance increased to $828 million in the first quarter of 2009 compared to $747 million in the first quarter of 2008.

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

Interest Expense increased 1% to $146 million in the first quarter of 2009 from $144 million in the first quarter of 2008. Interest expense increased primarily as a result of the issuance of the Company’s $400 million aggregate principal amount of 15% Convertible Senior Notes due 2013 in December 2008, partially offset by the Company’s 2008 debt for equity exchanges, debt repurchases and debt repayment transactions and a decrease in interest rates on the Company’s unhedged variable rate debt. Interest rates on the Company’s unhedged variable rate debt approximated 4.5% in the first quarter of 2009 and 6.9% in the first quarter of 2008. See Notes 1 and 9 of the Notes to Consolidated Financial Statements for more details.

Other, net was $2 million in the first quarter of 2009 and $3 million in the first quarter of 2008. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $1 million in the first quarter of 2009 and $3 million in the first quarter of 2008 and primarily relates to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits that have not been recognized in the Company’s tax returns.

Financial Condition - March 31, 2009

Cash flows used in operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008, respectively are summarized as follows:

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2009	2008	Change

Net Cash Used in Operating Activities	$(4)	$(47)	$43
Net Cash Used in Investing Activities	(79)	(111)	32
Net Cash Used in Financing Activities	(9)	(26)	17
Effect of Exchange Rates on Cash and Cash Equivalents	(4)	3	(7)
Net Change in Cash and Cash Equivalents	$(96)	$(181)	$85

Operating Activities

Cash used in operating activities decreased by $43 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease in cash used in operating activities was primarily due to an increase in Adjusted EBITDA, a reduction in the use of working capital items and lower interest payments. Reductions in the use of working capital items was primarily due to changes in accounts payable, accounts receivable and other current assets, partially offset by changes in other current liabilities.

Investing Activities

Cash used in investing activities decreased by $32 million in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of a reduction in capital expenditures, which totaled $78 million in the first quarter of 2009 and $113 million in the first quarter of 2008.  The reduction in capital expenditures is primarily the result of a decline in success-based capital spending as a result of the decline in Communications revenue in the first quarter of 2009.

Financing Activities

Cash used in financing activities decreased $17 million in the first quarter of 2009 compared to the first quarter of 2008. In 2009, the Company repurchased $5 million aggregate principal amount of its 6% Convertible Senior Notes due 2009 and $1 million aggregate principal amount of its 11.5% Senior Notes due 2010,  paid $2 million of transaction costs associated with the issuance of its 15% Convertible Senior Notes due 2013 that were issued in December 2008 and made capital lease and commercial mortgage payments. In 2008, the Company repaid the final amounts due under the 11% Senior Notes and 10.75% Senior Euro Notes of $26 million.

Liquidity and Capital Resources

The Company incurred a net loss of $132 million in the first quarter of 2009 and $190 million in the first quarter of 2008. The Company used $78 million for capital expenditures and used $4 million in cash flows from operating activities in the first quarter of 2009. This compares to $113 million of cash used for capital expenditures and $47 million of cash flows used in operating activities in the first quarter of 2008.

Cash interest payments for 2009 are expected to be slightly lower than the $531 million made in 2008 based on current debt outstanding, current interest rates on the Company’s variable rate debt and the financing and other capital markets transactions completed in 2008 and through April 2009. Capital expenditures for 2009 are expected to be lower than the $449 million in 2008 as the Company expects to continue to efficiently manage its capital expenditure requirements. The Company expects to invest in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue. As of March 31, 2009, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments of approximately $179 million that mature in 2009 and $582 million that mature in 2010. The Company’s commercial mortgage obligation matures in 2010, but may be extended to 2015 at the election of the Company.

Level 3 had $672 million of cash and cash equivalents on hand at March 31, 2009. In addition, $131 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material. For example, on April 16, 2009, Level 3 Financing, Inc., a wholly owned subsidiary of the Company, amended and restated its existing senior secured credit facility so as to increase the borrowings through the creation of a $220 million Tranche B Term Loan that matures on March 13, 2014 and has an interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%. The net proceeds of the Tranche B Term Loan approximated $214 million after deducting a 1% original issue discount and an estimated $4 million of debt issuance costs. In addition, on May 4, 2009, Level 3 Financing, Inc. received commitments to further increase borrowings under the Tranche B Term loan by $60 million.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. For example, in 2008, Level 3 completed the sale of its Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers and received aggregate net cash proceeds of $124 million.

Consolidation of the communications industry may continue. In recent years, Level 3 participated in the consolidation of the communications industry with the acquisitions of several companies. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2009, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2009, was approximately 3.7%.

In March 2007, Level 3 Financing, Inc., the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

The remaining, or unhedged, variable rate debt has a weighted average interest rate of 4.0% at March 31, 2009. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 5.0%) would increase the Company’s annual interest expense by approximately $7.0 million. At March 31, 2009, the Company had $4.9 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.7%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Foreign Currency Exchange Rate Risk

The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company’s consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s European subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely effect the Company’s operating results.

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 13 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q.  This disclosure is hereby incorporated by reference to this Item 1.

Item 1A                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2008, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2008, have not materially changed other than as set forth below.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $131 million for the three months ended March 31, 2009. Level 3 had deficiencies of earnings to cover fixed charges of $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, $647 million for the fiscal year ended December 31, 2005 and $410 million for the fiscal year ended December 31, 2004.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of March 31, 2009, Level 3 had an aggregate of approximately $6.4 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and our commercial mortgage, and approximately $855 million of stockholders’ equity. Of this long-term debt, approximately $179 million is due to mature in 2009, approximately $582 million is due to mature in 2010 and approximately $569 million is due to mature in 2011, in each case excluding debt discounts, premiums and fair value adjustments.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 8, 2009	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer