Form 10-Q
period 2009-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2009-08-07
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of each class of the issuer’s common stock, as of June 30, 2009:

Common Stock: 1,634,402,830 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2009	2008	2009	2008

Revenue:
Communications	$926	$1,072	$1,888	$2,138
Coal Mining	16	18	34	44
Total Revenue	942	1,090	1,922	2,182

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	379	442	769	901
Coal Mining	16	18	33	34
Total Cost of Revenue	395	460	802	935

Depreciation and Amortization	228	234	450	474
Selling, General and Administrative	321	395	659	817
Restructuring Charges	6	4	7	11
Total Costs and Expenses	950	1,093	1,918	2,237

Operating Income (Loss)	(8)	(3)	4	(55)

Other Income (Expense):
Interest income	1	3	2	9
Interest expense	(152)	(141)	(298)	(285)
Gain on sale of business group, net	—	96	—	96
Gain on extinguishment of debt, net	14	—	14	—
Other, net	12	4	14	7
Total Other Income (Expense)	(125)	(38)	(268)	(173)

Loss Before Income Taxes	(133)	(41)	(264)	(228)

Income Tax Expense	(1)	(1)	(2)	(4)

Net Loss	$(134)	$(42)	$(266)	$(232)

Basic and Diluted Loss per Share	$(0.08)	$(0.03)	$(0.16)	$(0.15)

Shares Used to Compute Basic and Diluted
Loss per Share (in thousands):	1,632,254	1,552,778	1,626,584	1,547,325

See accompanying notes to consolidated financial statements. Financial statements for the three and six months ended June 30, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Note 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in millions, expect par value)	2009	2008
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$630	$768
Restricted cash and securities	2	3
Receivables, less allowances for doubtful accounts of $18 and $16, respectively	374	390
Other	111	81
Total Current Assets	1,117	1,242

Property, Plant and Equipment, net	5,939	6,159
Restricted Cash and Securities	125	127
Goodwill	1,432	1,432
Other Intangibles, net	512	559
Other Assets	110	115
Total Assets	$9,235	$9,634

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$336	$365
Current portion of long-term debt	178	186
Accrued payroll and employee benefits	39	105
Accrued interest	132	117
Current portion of deferred revenue	163	168
Other	92	111
Total Current Liabilities	940	1,052

Long-Term Debt, less current portion	6,168	6,245
Deferred Revenue, less current portion	742	719
Other Liabilities	563	597
Total Liabilities	8,413	8,613

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,500,000,000 shares: 1,634,402,830 issued and outstanding at June 30, 2009 and 1,617,615,258 issued and outstanding at December 31, 2008	16	16
Additional paid-in capital	11,534	11,495
Accumulated other comprehensive loss	(23)	(51)
Accumulated deficit	(10,705)	(10,439)
Total Stockholders’ Equity	822	1,021
Total Liabilities and Stockholders’ Equity	$9,235	$9,634

See accompanying notes to consolidated financial statements. Financial statements as of December 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Note 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2009	2008

Cash Flows from Operating Activities:
Net loss	$(266)	$(232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	450	474
Non-cash compensation expense attributable to stock awards	25	43
Gain on extinguishment of debt, net	(14)	—
Gain on sale of business group, net	—	(96)
Gain on sale of property, plant and equipment and other assets	—	(1)
Accretion of debt discount and amortization of debt issuance costs	30	26
Accrued interest on long-term debt	15	(11)
Other, net	(7)	6
Changes in working capital items:
Receivables	19	(22)
Other current assets	(27)	(32)
Payables	(42)	(77)
Deferred revenue	12	(10)
Other current liabilities	(99)	(5)
Net Cash Provided by Operating Activities	96	63

Cash Flows from Investing Activities:
Capital expenditures	(158)	(219)
Decrease in restricted cash and securities, net	3	2
Proceeds from sale of business group, net	—	123
Proceeds from sale of property, plant and equipment and other assets	—	2
Net Cash Used in Investing Activities	(155)	(92)

Cash Flows from Financing Activities:
Long term debt borrowings, net of issuance costs	272	—
Payments on and repurchases of long-term debt	(353)	(28)
Net Cash Used in Financing Activities	(81)	(28)

Effect of Exchange Rates on Cash and Cash Equivalents	2	4

Net Change in Cash and Cash Equivalents	(138)	(53)

Cash and Cash Equivalents at Beginning of Period	768	714

Cash and Cash Equivalents at End of Period	$630	$661

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$253	$270
Income taxes paid	$4	$3

Noncash Investing and Financing Activities:
Long-term debt issued in exchange transaction	$196	$—
Long-term debt retired in exchange transaction	$204	$—

See accompanying notes to consolidated financial statements. Financial statements for the six months ended June 30, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Note 9).

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

Subsequent events have been evaluated by the Company through August 7, 2009, the date that these financial statements were issued.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year 2009.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 was adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 amend the other-than-

temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 was adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 were adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting FSP SFAS 141(R)-1 on the Company’s consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

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

Level 3 recognized a net gain on the sale of the Vyvx advertising distribution business of $96 million in the three months ended June 30, 2008. The gain is presented in the consolidated statements of operations as “Gain on sale of business group, net.”

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and six months ended June 30, 2009 and June 30, 2008, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 545 million and 315 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 42 million and 58 million stock options, outperform stock options, restricted stock units and warrants outstanding at June 30, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2009. The Company conducted its annual goodwill impairment analysis at December 31, 2008 and concluded its goodwill was not impaired.

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

June 30, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(366)	$377
Patents and Developed Technology	140	(57)	83
	883	(423)	460

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(423)	$512

December 31, 2008
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(325)	$418
Patents and Developed Technology	141	(52)	89
	884	(377)	507

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(377)	$559

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Renewals of intangible assets, in particular the Company’s wireless licenses, have occurred routinely and at nominal costs and are expensed as incurred.

Acquired finite-lived intangible asset amortization expense was $23 million and $46 million for the three and six months ended June 30, 2009, respectively, and $25 million and $51 million for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2009 (remaining six months)	$46
2010	92
2011	91
2012	69
2013	51
Thereafter	111
$460

(6) Restructuring and Contract Termination Costs

During the second quarter of 2009, the Company initiated a workforce reduction of approximately 170 employees, or 3% of the Company’s total employee base, and incurred a restructuring charge of $6 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the second quarter of 2009. The Company paid approximately $6 million of involuntary termination benefits for affected employees in the second quarter of 2009, of which $5 million related to the Company’s second quarter of 2009 restructuring activities and $1 million related to prior restructuring activities. The Company has accrued approximately $1 million of involuntary termination benefits as of June 30, 2009 that are expected to be paid in the third quarter of 2009.

During the fourth quarter of 2008, the Company initiated a workforce reduction of approximately 400 employees, or 7% of the Company’s total employee base, and incurred a restructuring charge of $12 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the fourth quarter of 2008. In the first quarter of 2009, the Company paid approximately $11 million of involuntary termination benefits for affected employees. The remaining $1 million of involuntary termination benefits for affected employees was paid in the second quarter of 2009.

The Company has accrued contract termination costs of $45 million at June 30, 2009 and $49 million at December 31, 2008, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company did not incur any new contract termination costs in the three and six months ended June 30, 2009. The Company incurred new contract termination costs of approximately $2 million in the three and six months ended June 30, 2008 as a result of revisions to the estimated cash flows for certain of the Company’s facility subleases. The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

(7) Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps, embedded derivative contracts and long-term debt including the current portion. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable, approximated their fair values at June 30, 2009 and December 31, 2008.  The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. See Note 9 for the Company’s fair value disclosure regarding its long-term debt.

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

Level 1—Quoted prices in active markets for identical assets or liabilities. As of June 30, 2009, the Company did not have any assets or liabilities measured at fair value using Level 1 inputs.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Liabilities that are measured at fair value using Level 2 inputs include the Company’s interest rate swap agreements and other embedded derivatives.

The interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. The embedded derivatives in certain of the Company’s convertible debt instruments are valued using inputs that are observable in the market, such as the Company’s current and historical stock prices, credit-adjusted interest rates, credit ratings and other contractual terms of the convertible debt.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company does not have any assets or liabilities that are measured at fair value using Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2009 (in millions):

Significant Other Observable Inputs (Level 2)
Interest Rate Swap Liabilities (included in other non-current liabilities)	$89
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	1
Total Liabilities Measured at Fair Value	$90

(8) Cash Flow Hedges

The Company has floating rate long-term debt (see Note 9). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. In 2007, Level 3 Financing Inc. (“Level 3 Financing”), the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties, are for $500 million each and mature on January 13, 2014. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. The Company has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt. The Company evaluates the effectiveness of the hedge on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. The Company recognizes any ineffective portion of the hedge in the consolidated statements of operations. Hedge ineffectiveness for the Company’s cash flow hedges was not material in any period presented.

The fair value of the interest rate swap agreements was a liability of $89 million at June 30, 2009 and a liability of $97 million at December 31, 2008. Unrealized gains of $23 million and $8 million for the three and six months ended June 30, 2009, respectively, and $45 million and $3 million for the three and six months ended June 30, 2008, respectively, were recorded on the interest rate swap agreements and are included in other comprehensive loss. The change in the fair value of the interest rate swap agreements is reflected in other comprehensive loss due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt. See Note 7 for more information regarding the Company’s derivative financial instruments.

(9) Long-Term Debt

As of June 30, 2009 and December 31, 2008, long-term debt was as follows (in millions):

(dollars in millions)	June 30, 2009	December 31, 2008
Senior Secured Term Loan due 2014	$1,680	$1,400
Issue discount on Senior Secured Term Loan due 2014	(2)	—
Senior Notes due 2010 (11.5%)	—	13
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (8.279% as of June 30, 2009)	6	6
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	9	9
Floating Rate Senior Notes due 2015 (5.485% as of June 30, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	49	192
Convertible Senior Notes due 2011 (5.25%)	255	330
Debt discount on 5.25% Convertible Senior Notes due 2011	(59)	(89)
Convertible Senior Notes due 2011 (10.0%)	197	228
Convertible Senior Notes due 2012 (3.5%)	301	326
Debt discount on 3.5% Convertible Senior Notes due 2012	(56)	(69)
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Notes due 2015 (7.0%)	200	—
Issue discount on 7.0% Convertible Senior Notes due 2015	(4)	—
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Subordinated Notes due 2009 (6.0%)	55	181
Convertible Subordinated Notes due 2010 (6.0%)	119	308
Debt discount due to embedded derivatives in convertible debt	(2)	(4)
Commercial Mortgage due 2010 (6.86%)	68	69
Capital leases	34	35
	6,346	6,431
Less current portion	(178)	(186)
	$6,168	$6,245

The estimated fair value of the Company’s long-term debt approximated $5.7 billion at June 30, 2009 and $4.0 billion at December 31, 2008. The fair values of the Company’s long-term debt were estimated using the average of the bid and ask trading quotes when available or, if not available, primarily using market yields on other Level 3 traded debt of similar characteristics and discounted cash flows for the liability components of the Company’s long-term debt and a Black-Scholes valuation model to value the equity portion of the Company’s long-term debt.

Q2 2009 Debt Issuances

During the second quarter of 2009, Level 3 Financing amended and restated its existing senior secured credit facility to increase the borrowings through the creation of a $280 million Tranche B Term Loan that matures on March 13, 2014 with a current interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%. The net proceeds of the Tranche B Term Loan were approximately $274 million after deducting a $2 million original issue discount and $4 million of debt issuance costs.

Level 3 Financing’s obligations under the Tranche B Term Loan are, subject to certain exceptions, secured by certain of the assets of (i) the Company and  (ii) certain of the Company’s material domestic subsidiaries which are engaged in the communications business. The Company and certain of its subsidiaries have also guaranteed the obligations of Level 3 Financing under the Tranche B Term Loan.

No changes were made to any of the restrictive covenants or events of default contained in the existing senior secured credit facility.

Q2 2009 Debt Exchange

During the second quarter of 2009, the Company exchanged approximately $142 million aggregate principal amount of the Company’s 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 for $200 million aggregate principal amount of the Company’s 7% Convertible Senior Notes due 2015 (“7% Notes”) and $78 million in cash, plus accrued and unpaid interest.

The 7% Notes are senior unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsubordinated indebtedness. The 7% Notes will mature on March 15, 2015 and pay 7% annual cash interest. Interest on the 7% Notes will be payable on March 15 and September 15 of each year, commencing on September 15, 2009.

The 7% Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share (which is equivalent to a conversion rate of 555.5556 shares of Common Stock per $1,000 principal amount of the 7% Notes), subject to adjustment upon certain events, at any time before the close of business on March 15, 2015. Holders of the 7% Notes may require the Company to repurchase all or any part of the 7% Notes upon the occurrence of a designated event (change of control or a termination of trading) at a price equal to 100% of the principal amount of the 7% Notes, plus accrued and unpaid interest to, but excluding, the repurchase date, if any. In addition, if a holder elects to convert its 7% Notes in connection with certain changes in control, the Company could be required to pay a make-whole premium by increasing the number of shares deliverable upon conversion of such notes. Any make whole premium will have the effect of increasing the number of shares due to holders of the 7% Notes upon conversion.

The Company recognized a net gain on the exchange transaction, after deducting $1 million in unamortized debt issuance costs, of approximately $7 million. The gain was recorded in “Gain on extinguishment of debt, net” in the consolidated statements of operations.

Q2 2009 Debt Repurchases

The Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $7 million. The gain consisted of a $33 million cash gain, which was partially offset by $20 million of unamortized debt discount, $1 million in unamortized debt issuance costs and a $5 million increase to equity for the component of the convertible debt subject to FSP APB 14-1. The gain was recorded in “Gain on extinguishment of debt, net” in the consolidated statements of operations. Accrued interest paid at the time of repurchase totaled $8 million.

The second quarter 2009 debt repurchases consisted of the following:

•                  $121 million aggregate principal amount of 6% Convertible Subordinated Notes due 2009;

•                  $47 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010;

•                  $3 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010;

•                  $75 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011;

•                  $31 million aggregate principal amount of 10% Convertible Senior Notes due 2011; and

•                  $24 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012.

Q2 2009 Debt Redemption

The Company redeemed the remaining $13 million aggregate principal amount of 11.5% Senior Notes due 2010 at 100% of the outstanding principal amount in the second quarter of 2009.

Convertible Debt That May be Settled in Cash Upon Conversion

On May 9, 2008, the FASB issued FSP APB 14-1, which requires issuers of a certain type of convertible debt to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. FSP APB 14-1 applies to certain of the Company’s convertible debt. FSP APB 14-1 was effective for the Company beginning on January 1, 2009 and has been applied retrospectively to all periods presented in the Company’s consolidated financial statements. Although the adoption of FSP APB 14-1 does not affect the Company’s actual past or future cash flows, the Company expects to incur additional non-cash interest expense as a result of FSP APB 14-1 of approximately $40 million for the year ended December 31, 2009, $41 million for the year ended December 31, 2010, $46 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012, notwithstanding any further debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to FSP APB 14-1 prior to maturity.

The following table illustrates the retrospective effect of adopting FSP APB 14-1 to the consolidated statement of operations for the three and six months ended June 30, 2008 (in millions, except per share data):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As	As Adjusted for	As	As Adjusted for
	Originally	Retrospective	Originally	Retrospective
	Reported	Application	Reported	Application

Interest Expense	$132	$141	$267	$285
Net Loss	$(33)	$(42)	$(214)	$(232)
Basic and Diluted Loss Per Share	$(0.02)	$(0.03)	$(0.14)	$(0.15)

The following table illustrates the retrospective effect of adopting FSP APB 14-1 to the consolidated balance sheet as of December 31, 2008 (in millions):

	As	As Adjusted for
	Originally	Retrospective
	Reported	Application

Other Assets (current portion of debt issuance costs)	$83	$81
Other Assets (non-current portion of debt issuance costs)	$117	$115
Long-Term Debt, less current portion	$6,394	$6,245
Additional paid-in capital	$11,254	$11,495
Accumulated deficit	$(10,343)	$(10,439)

FSP APB 14-1 is only applicable to the Company’s 5.25% Convertible Senior Notes due 2011 and 3.5% Convertible Senior Notes due 2012, as the Company has the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances. The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into approximately 64 million shares of the Company’s common stock as of June 30, 2009, at a conversion rate of $3.98 per share, subject to certain adjustments. The 3.5% Convertible Senior Notes are convertible, at the option of the holders, into approximately 55 million shares of the Company’s common stock as of June 30, 2009, at a conversion price of $5.46 per share, subject to certain adjustments.

The Company recognized total interest expense of approximately $17 million and $34 million during the three and six months ended June 30, 2009, respectively, and $17 million and $33 million during the three and six months ended June 30, 2008, respectively, related to both the contractual interest coupon and amortization of the discount on the liability component of the Company’s 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes. The effective interest rate on the liability component of the Company’s 5.25% Convertible Senior Notes is approximately 17%. The effective interest rate on the liability component of the Company’s 3.5% Convertible Senior Notes is approximately 11%. The Company is amortizing the discount on the liability component of its 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes over the remaining term of each issuance.

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of the Company’s convertible debt subject to FSP APB 14-1 as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008

Carrying amount of equity component	$246	$241

Principal amount of liability component	$556	$656
Unamortized discount related to liability component	(115)	(158)
Net carrying amount of liability component	$441	$498

Debt Maturities

Aggregate future maturities of long-term debt, capital leases and our commercial mortgage (excluding debt discounts, premiums and fair value adjustments) were as follows as of June 30, 2009 (in millions):

2009 (remaining six months)	$58
2010	237
2011	463
2012	304
2013	1,247
Thereafter	4,153
$6,462

(10) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OSO	$1	$3	$2	$7
Restricted Stock	5	10	13	21
401(k) Match Expense	3	8	10	16
	9	21	25	44
Capitalized Noncash Compensation	—	(1)	—	(1)
	$9	$20	$25	$43

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of June 30, 2009, there were approximately 16 million Outperform Stock Option (“OSO”) units outstanding, of which approximately 7 million were exercisable.  As of June 30, 2009, there were approximately 22 million nonvested restricted stock and restricted stock units outstanding.

(11) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(134)	$(42)	$(266)	$(232)
Change in cumulative translation adjustment	55	(1)	21	50
Change in unrealized holding loss on available-for-sale investment	—	(2)	—	(4)
Change in unrealized holding loss on interest rate swaps	23	45	8	3
Other, net	—	(1)	(1)	—
Comprehensive loss	$(56)	$(1)	$(238)	$(183)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	June 30, 2009	December 31, 2008

Cumulative translation adjustment	$118	$97
Accumulated net unrealized holding loss on interest rate swaps	(89)	(97)
Other, net	(52)	(51)
Accumulated other comprehensive loss	$(23)	$(51)

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

Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as communications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, gain on extinguishment of debt, net and income taxes because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations.

Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain on extinguishment of debt, net and other income (expense), net. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The data presented in the following tables includes information for the three and six months ended June 30, 2009 and 2008 for all statement of operations and cash flow information presented.

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue from external customers:
Communications	$926	$1,072	$1,888	$2,138
Coal Mining	16	18	34	44
	$942	$1,090	$1,922	$2,182
Adjusted EBITDA:
Communications	$230	$253	$479	$458
Coal Mining	$—	$—	$1	$7
Other	$(1)	$(2)	$(1)	$(3)

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Communications Services:
Core Network Services Revenue	$707	$797	$1,436	$1,571
Wholesale Voice Services Revenue	170	175	340	359
Total Core Communications Services Revenue	877	972	1,776	1,930
Other Communications Revenue	49	100	112	208
Total Communications Revenue	$926	$1,072	$1,888	$2,138

In order to serve the changing needs of customers in growing markets and to drive growth across the Communications organization, Core Communications Services revenue by customer is also disaggregated into four customer-facing market groups as follows:

•                  The Wholesale Markets Group targets customers that include the largest national and global service providers, including carriers, cable companies, wireless companies, voice service providers, systems integrators and the federal government. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

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

Core Communications Services revenue by customer-facing market group was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Wholesale Markets Group	$495	$548	$1,008	$1,089
Business Markets Group	218	241	441	481
Content Markets Group	82	100	167	200
European Markets Group	82	83	160	160
Total Core Communications Services	$877	$972	$1,776	$1,930

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2009 and 2008 (in millions):

Three Months Ended June 30, 2009

		Coal
	Communications	Mining	Other
Net loss	$(137)	$14	$(11)
Income tax expense	1	—	—
Total other (income) expense	130	(15)	10
Depreciation and amortization expense	227	1	—
Non-cash compensation expense	9	—	—
Adjusted EBITDA	$230	$—	$(1)

Six Months Ended June 30, 2009

		Coal
	Communications	Mining	Other
Net loss	$(270)	$14	$(10)
Income tax expense	2	—	—
Total other (income) expense	274	(15)	9
Depreciation and amortization expense	448	2	—
Non-cash compensation expense	25	—	—
Adjusted EBITDA	$479	$1	$(1)

Three Months Ended June 30, 2008

		Coal
	Communications	Mining	Other
Net loss	$(38)	$(2)	$(2)
Income tax expense	1	—	—
Total other (income) expense	38	—	—
Depreciation and amortization expense	232	2	—
Non-cash compensation expense	20	—	—
Adjusted EBITDA	$253	$—	$(2)

Six Months Ended June 30, 2008

		Coal
	Communications	Mining	Other
Net loss	$(234)	$4	$(2)
Income tax expense	3	—	1
Total other (income) expense	175	—	(2)
Depreciation and amortization expense	471	3	—
Non-cash compensation expense	43	—	—
Adjusted EBITDA	$458	$7	$(3)

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

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on June 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”).  On July 29, 2009, the Company and the other defendants named in the Complaint filed a motion to dismiss the Complaint with prejudice.  The lead plaintiff has until August 28, 2009, to file a response to this motion to dismiss.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend these actions vigorously.

During March 2009, Level 3 Communications, Inc., as a nominal defendant, its directors and certain of its current officers and a former officer were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59).  The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara.  The parties have agreed to a stay of all activities in these actions pending the outcome of the motion to dismiss in the securities litigation described above.

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2009 and December 31, 2008, Level 3 had outstanding letters of credit of approximately $26 million and $30 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash and securities.

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

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$358	$—	$645	$(61)	$942
Costs and Expenses:
Cost of Revenue	—	—	192	—	261	(58)	395
Depreciation and Amortization	—	—	103	—	125	—	228
Selling, General and Administrative	1	—	264		59	(3)	321
Restructuring Charges	—	—	6	—	—	—	6
Total Costs and Expenses	1	—	565	—	445	(61)	950
Operating Income (Loss)	(1)	—	(207)	—	200	—	(8)
Other Income (Expense):
Interest Income	—	—	—	—	1	—	1
Interest Expense	(55)	(94)	—	(1)	(2)	—	(152)
Interest Income (Expense) Affiliates, net	199	302	(510)	—	9	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(306)	(514)	115	—	—	705	—
Other, net	29	—	2	—	(5)	—	26
Other Income (Expense)	(133)	(306)	(393)	(1)	3	705	(125)
Income (Loss) Before Income Taxes	(134)	(306)	(600)	(1)	203	705	(133)
Income Tax Benefit (Expense)	—	—	—	—	(1)	—	(1)
Net Income (Loss)	$(134)	$(306)	$(600)	$(1)	$202	$705	$(134)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$757	$—	$1,288	$(123)	$1,922
Costs and Expenses:
Cost of Revenue	—	—	379	—	540	(117)	802
Depreciation and Amortization	—	—	204	—	246	—	450
Selling, General and Administrative	1	—	545		119	(6)	659
Restructuring Charges	—	—	7	—	—	—	7
Total Costs and Expenses	1	—	1,135	—	905	(123)	1,918
Operating Income (Loss)	(1)	—	(378)	—	383	—	4
Other Income (Expense):
Interest Income	—	—	1	—	1	—	2
Interest Expense	(110)	(182)	(1)	(1)	(4)	—	(298)
Interest Income (Expense) Affiliates, net	406	602	(1,014)	—	6	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(590)	(1,010)	226	—	—	1,374	—
Other, net	29	—	3	—	(4)	—	28
Other Income (Expense)	(265)	(590)	(785)	(1)	(1)	1,374	(268)
Income (Loss) Before Income Taxes	(266)	(590)	(1,163)	(1)	382	1,374	(264)
Income Tax Benefit (Expense)	—	—	—	—	(2)	—	(2)
Net Income (Loss)	$(266)	$(590)	$(1,163)	$(1)	$380	$1,374	$(266)

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$433	$—	$706	$(49)	$1,090
Costs and Expenses:
Cost of Revenue	—	—	167	—	340	(47)	460
Depreciation and Amortization	—	—	90	—	144	—	234
Selling, General and Administrative	—	—	318	—	79	(2)	395
Restructuring Charges	—	—	4	—	—	—	4
Total Costs and Expenses	—	—	579	—	563	(49)	1,093
Operating Income (Loss)	—	—	(146)	—	143	—	(3)
Other Income (Expense):
Interest Income	—	—	2	—	1	—	3
Interest Expense	(48)	(91)	—	(1)	(1)	—	(141)
Interest Income (Expense) Affiliates, net	112	278	(404)	—	14	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(106)	(293)	210	—	—	189	—
Other, net	—	—	2	—	98	—	100
Other Income (Expense)	(42)	(106)	(190)	(1)	112	189	(38)
Income (Loss) Before Income Taxes	(42)	(106)	(336)	(1)	255	189	(41)
Income Tax Expense	—	—	(1)	—	—	—	(1)
Net Income (Loss)	$(42)	$(106)	$(337)	$(1)	$255	$189	$(42)

Financial statements for the three months ended June 30, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Note 9).

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$846	$—	$1,436	$(100)	$2,182
Costs and Expenses:
Cost of Revenue	—	—	336	—	694	(95)	935
Depreciation and Amortization	—	—	180	—	294	—	474
Selling, General and Administrative	1	—	665	—	156	(5)	817
Restructuring Charges	—	—	11	—	—	—	11
Total Costs and Expenses	1	—	1,192	—	1,144	(100)	2,237
Operating Income (Loss)	(1)	—	(346)	—	292	—	(55)
Other Income (Expense):
Interest Income	—	—	6	—	3	—	9
Interest Expense	(97)	(184)	—	(1)	(3)	—	(285)
Interest Income (Expense) Affiliates, net	315	551	(893)	—	27	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(446)	(813)	323	—	—	936	—
Other, net	(3)	—	4	—	102	—	103
Other Income (Expense)	(231)	(446)	(560)	(1)	129	936	(173)
Income (Loss) Before Income Taxes	(232)	(446)	(906)	(1)	421	936	(228)
Income Tax Expense	—	—	(2)	—	(2)	—	(4)
Net Income (Loss)	$(232)	$(446)	$(908)	$(1)	$419	$936	$(232)

Financial statements for the six months ended June 30, 2008 have been adjusted for the retrospective application of FSP APB 14-1 (see Note 9).

Condensed Consolidating Balance Sheets

June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$8	$404	$—	$151	$—	$630
Restricted cash and securities	—	—	1	—	1	—	2
Receivables, net	—	—	19	—	355	—	374
Due from (to) affiliates	11,136	10,009	(23,370)	15	2,210	—	—
Other	5	9	56	—	41	—	111
Total Current Assets	11,208	10,026	(22,890)	15	2,758	—	1,117
Property, Plant and Equipment, net	—	—	3,050	—	2,889	—	5,939
Restricted Cash and Securities	18	—	24	—	83	—	125
Goodwill and Other Intangibles, net	—	—	511	—	1,433	—	1,944
Investment in Subsidiaries	(8,588)	(14,019)	3,531	—	—	19,076	—
Other Assets	7	75	14	—	14	—	110
Total Assets	$2,645	$(3,918)	$(15,760)	$15	$7,177	$19,076	$9,235
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$4	$—	$140	$—	$192	$—	$336
Current portion of long-term debt	174	—	1	1	2	—	178
Accrued payroll and employee benefits	—	—	35	—	4	—	39
Accrued interest	41	90	—	—	1	—	132
Current portion of deferred revenue	—	—	99	—	64	—	163
Other	13	1	57	—	21	—	92
Total Current Liabilities	232	91	332	1	284	—	940
Long-Term Debt, less current portion	1,576	4,494	6	18	74	—	6,168
Deferred Revenue, less current portion	—	—	654	—	88	—	742
Other Liabilities	15	89	136	—	323	—	563
Stockholders’ Equity (Deficit)	822	(8,592)	(16,888)	(4)	6,408	19,076	822
Total Liabilities and Stockholders’ Equity (Deficit)	$2,645	$(3,918)	$(15,760)	$15	$7,177	$19,076	$9,235

Condensed Consolidating Balance Sheets

December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$10	$555	$—	$136	$—	$768
Restricted cash and securities	—	—	1	—	2	—	3
Receivables, net	—	—	73	—	317	—	390
Due from (to) affiliates	11,148	9,306	(22,122)	17	1,651	—	—
Other	4	9	36	—	32	—	81
Total Current Assets	11,219	9,325	(21,457)	17	2,138	—	1,242
Property, Plant and Equipment, net	—	—	3,150	—	3,009	—	6,159
Restricted Cash and Securities	18	—	25	—	84	—	127
Goodwill and Other Intangibles, net	—	—	540	—	1,451	—	1,991
Investment in Subsidiaries	(8,043)	(13,041)	3,484	—	—	17,600	—
Other Assets	9	76	15	—	15	—	115
Total Assets	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3	$—	$147	$—	$215	$—	$365
Current portion of long-term debt	181	—	1	1	3	—	186
Accrued payroll and employee benefits	—	—	97	—	8	—	105
Accrued interest	24	93	—	—	—	—	117
Current portion of deferred revenue	—	—	96	—	72	—	168
Other	—	1	59	—	51	—	111
Total Current Liabilities	208	94	400	1	349	—	1,052
Long-Term Debt, less current portion	1,930	4,216	7	19	73	—	6,245
Deferred Revenue, less current portion	—	—	630	—	89	—	719
Other Liabilities	44	97	284	—	172	—	597
Stockholders’ Equity (Deficit)	1,021	(8,047)	(15,564)	(3)	6,014	17,600	1,021
Total Liabilities and Stockholders’ Equity (Deficit)	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634

Financial statements as of December 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1
(see Note 9).

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(71)	$(180)	$(110)	$(1)	$458	$—	$96
Cash Flows from Investing Activities:
Capital expenditures	—	—	(61)	—	(97)	—	(158)
Decrease in restricted cash and securities, net	—	—	2	—	1	—	3
Net Cash Used in Investing Activities	—	—	(59)	—	(96)	—	(155)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(2)	274	—	—	—	—	272
Payments on and repurchases of long-term debt	(351)	—	—	—	(2)	—	(353)
Increase (decrease) due from affiliates, net	424	(96)	18	1	(347)	—	—
Net Cash Provided by (Used in) Financing Activities	71	178	18	1	(349)	—	(81)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	2	—	2
Net Change in Cash and Cash Equivalents	—	(2)	(151)	—	15	—	(138)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$404	$—	$151	$—	$630

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(79)	$(189)	$(156)	$(1)	$488	$—	$63
Cash Flows from Investing Activities:
Capital expenditures	—	—	(77)	—	(142)	—	(219)
Proceeds from sale of business group, net	—	—	—	—	123	—	123
Decrease in restricted cash and securities, net	—	—	2	—	—	—	2
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	—	—	(74)	—	(18)	—	(92)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	(26)	—	—	—	(2)	—	(28)
Increase (decrease) due from affiliates, net	105	296	71	1	(473)	—	—
Net Cash Provided by (Used in) Financing Activities	79	296	71	1	(475)	—	(28)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	2	—	4
Net Change in Cash and Cash Equivalents	—	107	(157)	—	(3)	—	(53)
Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$—	$134	$431	$—	$96	$—	$661

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

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email. The IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company has experienced price compression for its high-speed IP services and expects that pricing for such services will continue to decline in 2009.

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

The Company has developed its content delivery network services business primarily through acquisitions made in 2007. The Company believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

The Company offers Wholesale Voice Services that target large and existing markets. The revenue potential for Wholesale Voice Services is large; however, the pricing and margins are expected to continue to decline over time as a result of new low-cost IP and optical-based technologies. In addition, the market for Wholesale Voice Services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

Core Communications Services Market Groups

In order to serve the changing needs of customers in growing markets and to drive growth across the Communications organization, Core Communications Services revenue by customer is also disaggregated into four customer-facing market groups as follows:

•                  The Wholesale Markets Group targets customers that include the largest national and global service providers, including carriers, cable companies, wireless companies, voice service providers, systems integrators and the federal government. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

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

Core Communications Services revenue by customer-facing market group was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Wholesale Markets Group	$495	$548	$1,008	$1,089
Business Markets Group	218	241	441	481
Content Markets Group	82	100	167	200
European Markets Group	82	83	160	160
Total Core Communications Services	$877	$972	$1,776	$1,930

The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors. There were no material re-classification changes in revenue by market group during the three and six month periods ended June 30, 2009.

Other Communications Services

The Company’s Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  As a result of the continued migration away from dial-up services, managed modem revenue declined to $14 million in the three months ended June 30, 2009 compared to $28 million in the three months ended June 30, 2008. In addition, managed modem revenue declined to $32 million in the six months ended June 30, 2009 compared to $58 million in the six months ended June 30, 2008. Managed modem revenue approximated $103 million in 2008 and $158 million in 2007.

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

•                  continuing to implement its metro network strategy, including leveraging its existing network assets to expand its addressable market;

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

The Company strategically expanded its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy allowed the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets also provided additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in 2007. Level 3 also strategically expanded its content delivery network services with the acquisitions of the CDN Business of SAVVIS and Servecast in 2007. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition.

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

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that have and are expected to further improve the full spectrum of the customer experience, including service activation and service management systems and processes utilized by acquired companies as well as various operational efficiency improvements. The Company completed the foundation of its processes and systems development objectives at the end of 2008 and is now focused on operational efficiency improvements.

Recent changes in the economic environment and uncertainty in the global financial markets have required the Company to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Communications Services.  In addition, the Company’s operating results and financial condition could be negatively affected if as a result of economic conditions:

•                  customers defer or forgo purchases of the Company’s services, including, but not limited to, as a result of our largest customers more aggressively managing their network costs and spend;

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

For example, the Company’s revenue and operating results were negatively affected in the first half of 2009 primarily as a result of the recent macroeconomic environment.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

During the second quarter of 2009, Level 3 Financing, Inc. (“Level 3 Financing”), a wholly owned subsidiary of the Company, amended and restated its existing senior secured credit facility to increase the borrowings through the creation of a $280 million Tranche B Term Loan that matures on March 13, 2014 with a current interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%.

During the second quarter of 2009, the Company exchanged approximately $142 million aggregate principal amount of the Company’s 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 for $200 million aggregate principal amount of the Company’s 7% Convertible Senior Notes due 2015 and $78 million in cash, plus accrued and unpaid interest.

During the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt as follows:

•                  $121 million aggregate principal amount of 6% Convertible Subordinated Notes due 2009;

•                  $47 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010;

•                  $3 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010;

•                  $75 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011;

•                  $31 million aggregate principal amount of 10% Convertible Senior Notes due 2011; and

•                  $24 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012

In addition, during the second quarter of 2009, the Company redeemed at par $13 million aggregate principal amount of 11.5% Senior Notes due 2010.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 was adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 was adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 were adopted by the Company in the second quarter of 2009 and did not have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting FSP SFAS 141(R)-1 on the Company’s consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2009	2008	%	2009	2008	%

Revenue:
Communications	$926	$1,072	-14%	$1,888	$2,138	-12%
Coal Mining	16	18	-11%	34	44	-23%
Total revenue	942	1,090	-14%	1,922	2,182	-12%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	379	442	-14%	769	901	-15%
Coal Mining	16	18	-11%	33	34	-3%
Total Cost of Revenue	395	460	-14%	802	935	-14%

Depreciation and Amortization	228	234	-3%	450	474	-5%
Selling, General and Administrative	321	395	-19%	659	817	-19%
Restructuring Charges	6	4	50%	7	11	-36%
Total Costs and Expenses	950	1,093	-13%	1,918	2,237	-14%

Operating Income (Loss)	(8)	(3)	-167%	4	(55)	—

Other Income (Expense):
Interest income	1	3	-67%	2	9	-78%
Interest expense	(152)	(141)	-8%	(298)	(285)	-5%
Gain on sale of business group, net	—	96	—	—	96	—
Gain on extinguishment of debt, net	14	—	—	14	—	—
Other, net	12	4	200%	14	7	100%
Total Other Income (Expense)	(125)	(38)	-229%	(268)	(173)	-55%

Loss Before Income Taxes	(133)	(41)	-224%	(264)	(228)	-16%

Income Tax Expense	(1)	(1)	0%	(2)	(4)	50%

Net Loss	$(134)	$(42)	-219%	$(266)	$(232)	-15%

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Communications Services:
Core Network Services Revenue	$707	$797	$1,436	$1,571
Wholesale Voice Services Revenue	170	175	340	359
Total Core Communications Services Revenue	877	972	1,776	1,930
Other Communications Revenue	49	100	112	208
Total Communications Revenue	$926	$1,072	$1,888	$2,138

Comparisons of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008

Communications Revenue decreased 14% in the second quarter of 2009 compared to the second quarter of 2008 and 12% in the six months ended June 30, 2009 compared to the same period in 2008. Contributing to these declines in Communications revenue was a decrease in Core Communications Services revenue, which included declines in the Company’s Core Network Services and Wholesale Voice Services revenue and is generally the result of macroeconomic conditions driving increasing customer turnover in the Company’s business, usage declines, and customers delaying network investment purchases or optimizing their own networks for communications services.

The Company experienced declines within Core Network Services in the three and six months ended June 30, 2009 compared to the same periods of 2008, including transport, Vyvx broadcast services, local voice and enterprise voice services. The decrease in transport revenue is primarily the result of macroeconomic conditions causing customers to optimize their own networks as opposed to utilizing the Company’s network and delays in customer sales cycles. The decrease in Vyvx broadcast services is primarily the result of macroeconomic conditions causing lower usage as customers generally cut back on the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. In addition, revenue associated with the Vyvx advertising distribution business declined in three and six months ended June 30, 2009 compared to the same periods of 2008, as on June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore did not record any Vyvx advertising distribution revenue subsequent to the date of sale. Revenue attributable to the Vyvx advertising distribution business was $6 million in the second quarter of 2008 and $15 million in the six months ended June 30, 2008. Partially offsetting the decreases in transport, Vyvx broadcast services, Vyvx advertising distribution, local voice and enterprise voice revenue were increases in colocation revenue in the three and six months ended June 30, 2009 compared to the same periods of 2008. The Company continues to experience strong demand for infrastructure services for complex nationwide solutions and colocation capacity in large markets.

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

Other Communications Revenue declined to $49 million and $112 million in the three and six months ended June 30, 2009, respectively, from $100 million and $208 million in the three and six months ended June 30, 2008, respectively. The decrease is primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. In addition, the Company renewed contracts with certain of its managed modem customers during the quarter at reduced prices. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential additional pricing concessions in 2009 as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the three and six months ended June 30, 2009 compared to same periods of 2008 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

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

Coal mining revenue decreased to $16 million in the second quarter 2009 from $18 million in the second quarter 2008 primarily as a result of lower volumes of coal sold.

Coal mining revenue decreased to $34 million in the six months ended June 30, 2009 from $44 million in the six months ended June 30, 2008, primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company in the first quarter of 2008. The Company did not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in the first quarter of 2008.

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

Cost of revenue for the communications business, as a percentage of communications revenue was 41% in the three and six months ended June 30, 2009, respectively, and 41% and 42% in the three and six months ended June 30, 2008, respectively. Overall, communications cost of revenue as a percentage of communications revenue has been trending down as the Company has been able to derive synergies from acquisitions to eliminate some of the costs associated with duplicate circuits serving the same markets. In addition, the continued reduction in SBC Contract Services revenue has positively influenced communications cost of revenue as a percentage of communications revenue, as the gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue. Partially offsetting this downward trend in communications cost of revenue as a percentage of communications revenue have been increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue, and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue. In addition, cost of revenue as a percentage of communications revenue could increase in periods in which volumes are lower as our fixed costs would become dilutive to our gross margin.

Coal mining cost of revenue decreased to $16 million in the second quarter of 2009 from $18 million in the second quarter of 2008 primarily as a result of lower volumes of coal sold.

Coal mining cost of revenue totaled $33 million, or 97% of coal mining revenue, in the six months ended June 30, 2009 compared to $34 million, or 77% of coal mining revenue, in the six months ended June 30, 2008. This increase in coal mining cost of revenue as a percentage of coal mining revenue is the result of the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in the first quarter of 2008.

Depreciation and Amortization expense decreased 3% to $228 million in the second quarter of 2009 from $234 million in the second quarter of 2008 and decreased 5% to $450 million in the six months ended June 30, 2009 from $474 million in the six months ended June 30, 2008. These decreases were primarily attributable to reduced depreciation expense associated with shorter-lived fixed assets becoming fully depreciated. Also contributing to the decrease was reduced amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company’s amortizable intangible assets becoming fully amortized in 2008.

The Company expects depreciation and amortization expense of between $900 million to $920 million in 2009 based on the Company’s current expectations of the timing and amounts of capital expenditures in 2009.

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

Selling, general and administrative expenses decreased 19% to $321 million in the second quarter of 2009 from $395 million in the second quarter of 2008 and decreased 19% to $659 million in the six months ended June 30, 2009 from $817 million in the six months ended June 30, 2008. The decreases are primarily attributable to a reduction in employee compensation and related costs due to a lower average headcount, which decreased approximately 16% in the second quarter of 2009 compared to the second quarter of 2008 and 18% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Also contributing to the reduction in employee compensation and related costs were lower bonus expenses, as a result of the reduction in the Company’s revenue performance.

The decreases in selling, general and administrative expenses were also the result of synergies that have been achieved as a result of acquisition integration efforts and the Company’s focus on reducing operating expenses. Specifically, decreases in professional fees and vendor services, network related administrative expenses and lower accretion on asset retirement obligations all contributed to the decrease in selling, general and administrative expenses in the second quarter of 2009 compared to the second quarter of 2008 and in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Included in selling, general and administrative expenses in the three and six months ended June 30, 2009 were $9 million and $25 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. This compares to $20 million and $43 million of non-cash, stock-based compensation expenses recognized in the three and six months ended June 30, 2008, respectively. These decreases in non-cash, stock-based compensation expense are primarily due to lower headcount, higher estimated forfeiture rates given the Company’s continued organizational structure optimization efforts and a reduction in the Company’s 401(k) stock-based matching contribution, as the Company changed its matching contribution policy in the first quarter of 2009.

The Company expects to continue its focus on reducing selling, general and administrative expenses in 2009.

Restructuring Charges increased to $6 million in the second quarter of 2009 from $4 million in the second quarter of 2008 primarily as a result of the timing of the Company’s workforce reduction activities. During the second quarter of 2009, the Company initiated a workforce reduction of approximately 170 employees, or 3% of the Company’s total employee base, and incurred a restructuring charge of $6 million, all of which related to the communications business.

Restructuring Charges decreased to $7 million in the six months ended June, 30 2009 from $11 million in same period of 2008 primarily as a result of the timing of the Company’s workforce reduction activities. The Company may experience further restructuring charges in 2009 in connection with the continued integration of acquired businesses and the possible need to adjust its cost structure if revenue performance continues to decline due to the negative effects of the current economy or other reasons. Additional restructuring activities could result in further headcount reductions.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, gain on extinguishment of debt, net and income taxes because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain on extinguishment of debt, net and other income (expense), net. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Note 12 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $230 million in the second quarter of 2009 compared to $253 million in the second quarter of 2008. The decrease in Adjusted EBITDA for the communications business is primarily attributable to a reduction in the communications business revenue, partially offset by the benefits of continued operating expense reductions.

Adjusted EBITDA for the communications business was $479 million in the six months ended June 30, 2009 compared to $458 million in the six months ended June 30, 2008. The increase in Adjusted EBITDA for the communications business is primarily attributable to the growth in the Company’s operating income as a result of the benefits of continued operating expense reductions, largely offset by declines in Communications business revenue.

Interest Income decreased to $1 million in the second quarter of 2009 from $3 million in the second quarter of 2008 and to $2 million in the six months ended June 30, 2009 from $9 million in the six months ended June 30, 2008. The decreases are primarily due to a decrease in the average returns on the Company’s investment portfolio, partially offset by an increase in the average invested balance during the three and six months ended June 30, 2009.

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

Interest Expense increased 8% to $152 million in the second quarter of 2009 from $141 million in the second quarter of 2008 and increased 5% to $298 million in the six months ended June 30, 2009 from $285 million in the same period in 2008. Interest expense increased primarily as a result of the issuance of the $400 million aggregate principal amount of 15% Convertible Senior Notes in December 2008, the issuance of the $280 million Tranche B Term Loan in the second quarter of 2009 and the issuance of $200 million of 7% Convertible Senior Notes in the second quarter of 2009. These increases in interest expense were partially offset by the Company’s second quarter 2009 and fourth quarter 2008 debt exchanges, debt repurchases and debt repayment transactions. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

The Company expects annual interest expense in 2009 to approximate $600 million based on the Company’s outstanding debt as of June 30, 2009 and current interest rates on the Company’s variable rate debt.

Gain on Sale of Business Group, Net totaled $96 million for the three and six months ended June 30, 2008 compared to zero for the same periods in 2009. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a net gain on the sale of $96 million in the second quarter of 2008. See Note 2 of the Notes to Consolidated Financial Statements for more details.

Gain on Extinguishment of Debt, Net totaled $14 million in the three and six months ended June 30, 2009 and zero in the three and six months ended June 30, 2008. The 2009 gain on extinguishment of debt consisted of a net gain of $7 million as a result of the debt exchange transaction completed in the second quarter of 2009 and a net gain of $7 million as a result of the debt repurchase transactions completed in the second quarter of 2009. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net was $12 million in the second quarter of 2009 compared to $4 million in the second quarter of 2008 and $14 million in the six months ended June 30, 2009 compared to $7 million in the six months ended June 30, 2008. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $1 million in the second quarter of 2009 and 2008, $2 million in the six months ended June 30, 2009 and $4 million in the six months ended June 30, 2008 and primarily relates to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits that have not been recognized in the Company’s tax returns.

Financial Condition — June 30, 2009

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended
	2009	2008	Change
Net Cash Provided by Operating Activities	$96	$63	$33
Net Cash Used in Investing Activities	(155)	(92)	(63)
Net Cash Used in Financing Activities	(81)	(28)	(53)
Effect of Exchange Rates on Cash and Cash Equivalents	2	4	(2)
Net Change in Cash and Cash Equivalents	$(138)	$(53)	$(85)

Operating Activities

Cash provided by operating activities increased by $33 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in cash provided by operating activities was primarily due to a reduction in the use of working capital items and lower interest payments. Reductions in the use of working capital items was primarily due to changes in accounts payable, accounts receivable, deferred revenue and other current assets, partially offset by changes in other current liabilities.

Investing Activities

Cash used in investing activities increased by $63 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of the $123 million of net proceeds received from the sale of the Vyvx advertising distribution business in the second quarter of 2008. Partially offsetting this increase was a reduction in capital expenditures, which totaled $158 million in the six months ended June 30, 2009 compared to $219 million in the six months ended June 30, 2008.  The reduction in capital expenditures is primarily the result of a decline in success-based capital spending as a result of the decline in Communications revenue in the first six months of 2009.

Financing Activities

Cash used in financing activities increased by $53 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of an increase in debt repurchases, net of new issuances. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred net losses of $134 million and $266 million in the three and six months ended June 30, 2009, respectively. This compares to net losses of $42 million and $232 million in the three and six months ended June 30, 2008, respectively. The Company used $158 million for capital expenditures and generated $96 million in cash flows from operating activities in six months ended June 30, 2009. This compares to $219 million of cash used for capital expenditures and $63 million of cash flows provided by operating activities in the six months ended June 30, 2008.

Cash interest payments for 2009 are expected to be approximately $515 million, less than the $531 million made in 2008 based on current debt outstanding, current interest rates on the Company’s variable rate debt and the financing and other capital markets transactions completed through June 30, 2009. Capital expenditures for 2009 are expected to be lower than the $449 million in 2008 as the Company expects to continue to efficiently manage its capital expenditure requirements. The Company expects to invest in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue. As of June 30, 2009, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt and fair value adjustments of approximately $58 million that mature in the remainder of 2009 and $237 million that mature in 2010. The Company’s commercial mortgage obligation matures in 2010, but may be extended to 2015 at the election of the Company.

Level 3 had $630 million of cash and cash equivalents on hand at June 30, 2009. In addition, $127 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash or other transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2009, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that currently bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2009, was approximately 4.7%.

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

The remaining, or unhedged, variable rate debt has a weighted average interest rate of 6.0% at June 30, 2009. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 7.0%) would increase the Company’s annual interest expense by approximately $10 million. At June 30, 2009, the Company had $4.5 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.1%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 13 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q.  This disclosure is hereby incorporated by reference to this Item 1.

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

We need to increase the network traffic and resulting revenue from the services that we offer to become and/or remain profitable.

We must increase the network traffic and resulting revenue from our data, voice, content and infrastructure services at acceptable margins in order to realize our targets for anticipated revenue growth, cash flow and operating performance. If:

•     we do not maintain or improve our current relationships with existing key customers;

•     we do not develop new large volume and enterprise customers; or

•     our customers determine to obtain these services from either their own network or from one of our competitors;

we may not be able to increase our revenue at acceptable margins, which would adversely affect our ability to become and/or remain profitable.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $264 million for the six months ended June 30, 2009. Level 3 had deficiencies of earnings to cover fixed charges of $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, $647 million for the fiscal year ended December 31, 2005 and $410 million for the fiscal year ended December 31, 2004.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of June 30, 2009, aggregate future maturities of long-term debt, capital leases and our commercial mortgage (excluding debt discounts, premiums and fair value adjustments) approximated $6.5 billion and stockholders’ equity approximated $822 million. Of this long-term debt, approximately $58 million is due to mature in the remainder of 2009, approximately $237 million is due to mature in 2010 and approximately $463 million is due to mature in 2011, in each case excluding debt discounts, premiums and fair value adjustments.

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

Item 4.        Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 19, 2009, the following matters were submitted to a vote:

1.                                       Election of 13 Directors to the Board of Directors of Level 3 Communications, Inc. for a one-year term until the 2010 Annual Meeting of Stockholders:

	In Favor	Withheld

Walter Scott, Jr.	1,437,212,959	43,681,987
James Q. Crowe	1,436,141,275	44,753,671
R. Douglas Bradbury	1,437,918,027	42,976,919
Douglas C. Eby	1,416,646,597	64,248,349
James O. Ellis, Jr.	1,445,168,542	35,726,404
Richard R. Jaros	1,437,067,221	43,827,725
Robert E. Julian	1,431,436,581	49,458,365
Michael J. Mahoney	1,445,528,469	35,366,477
Charles C. Miller, III	1,429,580,550	51,314,396
Arun Netravali	1,445,279,932	35,615,014
John T. Reed	1,398,815,624	82,079,322
Michael B. Yanney	1,436,631,157	44,263,789
Albert C. Yates	1,444,827,328	36,067,618

Each of the 13 Directors was re-elected to the Board of Directors of Level 3 Communications, Inc. for a one year term.

2.                                       To approve the grant to the Level 3 Board of Directors of discretionary authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of four ratios:

Affirmative votes	1,403,070,892
Negative votes	74,149,878
Abstain	3,674,176
Broker non-vote	—

The proposal to grant the Board of Directors of Level 3 Communications, Inc. the discretionary authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of four ratios was approved.

3.                                       To adopt an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Level 3 common stock, par value $.01 per share from 2.25 billion to 2.5 billion:

Affirmative votes	1,380,611,597
Negative votes	93,229,819
Abstain	7,053,530
Broker non-vote	—

The proposal to adopt an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares from 2.25 billion to 2.5 billion was approved.

Item 6.    Exhibits

Exhibits filed as a part of this report are listed below.

3

Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Communications, Inc.’s Registration Statement on Form S-3 (SEC File No. 333-160493) filed with the Securities and Exchange Commission on July 9, 2009).

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 7, 2009	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer