Form 10-Q
period 2009-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2009-11-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of each class of the issuer’s common stock, as of September 30, 2009:

Common Stock: 1,639,775,248 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2009	2008	2009	2008

Revenue:
Communications	$901	$1,054	$2,789	$3,192
Coal Mining	15	16	49	60
Total Revenue	916	1,070	2,838	3,252

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	369	425	1,138	1,326
Coal Mining	18	19	51	53
Total Cost of Revenue	387	444	1,189	1,379

Depreciation and Amortization	229	233	679	707
Selling, General and Administrative	325	387	984	1,204
Restructuring Charges	1	2	8	13
Total Costs and Expenses	942	1,066	2,860	3,303

Operating Income (Loss)	(26)	4	(22)	(51)

Other Income (Expense):
Interest income	—	4	2	13
Interest expense	(147)	(142)	(445)	(427)
Gain on sale of business group, net	—	—	—	96
Gain on extinguishment of debt	2	3	16	3
Other, net	3	2	17	9
Total Other Income (Expense)	(142)	(133)	(410)	(306)

Loss Before Income Taxes	(168)	(129)	(432)	(357)

Income Tax Expense	(2)	—	(4)	(4)

Net Loss	$(170)	$(129)	$(436)	$(361)

Basic and Diluted Loss per Share	$(0.10)	$(0.08)	$(0.27)	$(0.23)

Shares Used to Compute Basic and Diluted Loss per Share (in thousands):	1,637,727	1,558,719	1,630,339	1,551,151

See accompanying notes to consolidated financial statements. Financial statements for the three and nine months ended September 30, 2008 have been adjusted for the retrospective application of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-20 (formerly FSP APB 14-1) (see Note 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in millions, except par value)	2009	2008
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$532	$768
Restricted cash and securities	3	3
Receivables, less allowances for doubtful accounts of $20 and $16, respectively	356	390
Other	97	81
Total Current Assets	988	1,242

Property, Plant and Equipment, net	5,828	6,159
Restricted Cash and Securities	124	127
Goodwill	1,430	1,432
Other Intangibles, net	490	559
Other Assets	108	115
Total Assets	$8,968	$9,634

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$351	$365
Current portion of long-term debt	160	186
Accrued payroll and employee benefits	32	105
Accrued interest	124	117
Current portion of deferred revenue	153	168
Other	82	111
Total Current Liabilities	902	1,052

Long-Term Debt, less current portion	6,100	6,245
Deferred Revenue, less current portion	727	719
Other Liabilities	568	597
Total Liabilities	8,297	8,613

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,500,000,000 shares: 1,639,775,248 issued and outstanding at September 30, 2009 and 1,617,615,258 issued and outstanding at December 31, 2008	16	16
Additional paid-in capital	11,540	11,495
Accumulated other comprehensive loss	(10)	(51)
Accumulated deficit	(10,875)	(10,439)
Total Stockholders’ Equity	671	1,021
Total Liabilities and Stockholders’ Equity	$8,968	$9,634

See accompanying notes to consolidated financial statements. Financial statements as of December 31, 2008 have been adjusted for the retrospective application of ASC 470-20 (formerly FSP APB 14-1) (see Note 9).

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2009	2008

Cash Flows from Operating Activities:
Net loss	$(436)	$(361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	679	707
Non-cash compensation expense attributable to stock awards	35	61
Gain on extinguishment of debt, net	(16)	(3)
Gain on sale of business group, net	—	(96)
Accretion of debt discount and amortization of debt issuance costs	43	39
Accrued interest on long-term debt	6	(14)
Other, net	(14)	9
Changes in working capital items:
Receivables	38	(29)
Other current assets	(12)	(26)
Payables	(27)	(79)
Deferred revenue	(13)	(24)
Other current liabilities	(103)	(2)
Net Cash Provided by Operating Activities	180	182

Cash Flows from Investing Activities:
Capital expenditures	(233)	(342)
Decrease (Increase) in restricted cash and securities, net	3	(2)
Proceeds from sale of business group, net	—	121
Proceeds from sale of property, plant and equipment and other assets	—	3
Other	—	2
Net Cash Used in Investing Activities	(230)	(218)

Cash Flows from Financing Activities:
Long term debt borrowings, net of issuance costs	269	—
Payments on and repurchases of long-term debt	(460)	(98)
Other	—	2
Net Cash Used in Financing Activities	(191)	(96)

Effect of Exchange Rates on Cash and Cash Equivalents	5	—

Net Change in Cash and Cash Equivalents	(236)	(132)

Cash and Cash Equivalents at Beginning of Period	768	714

Cash and Cash Equivalents at End of Period	$532	$582

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$396	$402
Income taxes paid	$4	$3

Noncash Investing and Financing Activities:
Long-term debt issued in exchange transaction	$196	$—
Long-term debt retired in exchange transaction	$204	$—

See accompanying notes to consolidated financial statements. Financial statements for the nine months ended September 30, 2008 have been adjusted for the retrospective application of ASC 470-20 (formerly FSP APB 14-1) (see Note 9).

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

The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008. The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008, appropriately present, in all material respects, the current status of the Company’s significant accounting policies, and are incorporated herein by reference, except as disclosed below related to the adoption of the accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Subsequent events have been evaluated by the Company through November 6, 2009, the date that these financial statements were issued.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year 2009.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this ASU, but does not expect adoption to have a material effect on its financial statements.

(2) Dispositions

Vyvx Advertising Distribution Business: On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx’s core broadcast business, including the Vyvx Services Broadcast Business’ content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company’s consolidated results of operations through the date of sale. The disposal of the Vyvx advertising distribution business did not meet the criteria for presentation as discontinued operations since the business was not considered an asset group.

Level 3 recognized a net gain on the sale of the Vyvx advertising distribution business of $96 million during the nine months ended September 30, 2008. The gain is presented in the consolidated statements of operations as “Gain on sale of business group, net.”

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and nine months ended September 30, 2009 and September 30, 2008, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 537 million and 314 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 43 million and 56 million stock options, outperform stock options, restricted stock units and warrants outstanding at September 30, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Goodwill

The changes to the carrying amount of goodwill during the nine months ended September 30, 2009 were as follows (in millions):

		Coal
	Communications	Mining
	Segment	Segment	Total

Balance as of December 31, 2008	$1,432	$—	$1,432
Goodwill adjustment	(3)	—	(3)
Effect of foreign currency rate changes	1	—	1
Balance as of September 30, 2009	$1,430	$—	$1,430

The Company conducted its annual goodwill impairment analysis at December 31, 2008 and concluded its goodwill was not impaired.

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(386)	$357
Patents and Developed Technology	141	(60)	81
	884	(446)	438
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(446)	$490

December 31, 2008
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(325)	$418
Patents and Developed Technology	141	(52)	89
	884	(377)	507
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(377)	$559

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

Acquired finite-lived intangible asset amortization expense was $23 million and $69 million for the three and nine months ended September 30, 2009, respectively, and $24 million and $75 million for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2009 (remaining three months)	$23
2010	92
2011	91
2012	70
2013	51
Thereafter	111
$438

(6) Restructuring and Contract Termination Costs

During the second quarter of 2009, the Company initiated a workforce reduction of approximately 170 employees, or 3% of the Company’s total employee base, and incurred a restructuring charge of $6 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the second quarter of 2009. The Company paid approximately $6 million of involuntary termination benefits for affected employees in the second quarter of 2009, of which $5 million related to the Company’s second quarter of 2009 restructuring activities and $1 million related to prior restructuring activities. The Company paid the remaining $1 million of involuntary termination benefits in the third quarter of 2009.

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

The Company has accrued contract termination costs of $43 million at September 30, 2009 and $49 million at December 31, 2008, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company did not incur any new contract termination costs in the three and nine months ended September 30, 2009. The Company incurred new contract termination costs of approximately $2 million and $4 million in the three and nine months ended September 30, 2008, respectively, as a result of revisions to the estimated cash flows for certain of the Company’s facility subleases. The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

(7) Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps, embedded derivative contracts and long-term debt including the current portion. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at September 30, 2009 and December 31, 2008.  The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value.  The carrying value of the Company’s long-term debt, including the current portion, reflects the original  amounts borrowed  net of unamortized discounts, premiums and  debt discounts and was $6.3 billion as of September 30, 2009 and $6.4 billion as of December 31, 2008.  For additional information see Note 9.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. GAAP establishes three levels of inputs that may be used to measure fair value:

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

The table below presents the fair values for certain of our liabilities as well as the input levels used to determine these fair values as of September 30, 2009 and December 31, 2008:

		Fair Value as of
	Level	September 30, 2009	December 31, 2008
		(dollars in millions)

Liabilities Recorded at Fair Value in the Financial Statements:
Interest Rate Swap Liabilities (included in other non-current liabilities)	2	$101	$97
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	2	2	13
Total Liabilities Recorded at Fair Value in the Financial Statements		$103	$110

Liabilities not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion	1 & 2	$5,859	$3,973

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

The fair values of the Company’s long-term debt were estimated using the average of the bid and ask trading quotes.  Certain convertible debt instruments are not traded in an active market.  The fair value of these notes was calculated using market yields on the Company’s other traded debt with similar characteristics and discounted cash flows for the liability components of the Company’s long-term debt and a Black-Scholes valuation model to value the equity portion of the Company’s long-term debt.

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

The fair value of the interest rate swap agreements was a liability of $101 million at September 30, 2009 and a liability of $97 million at December 31, 2008. Unrealized losses of $12 million and $4 million for the three and nine months ended September 30, 2009, respectively, and unrealized losses of $8 million and $5 million for the three and nine months ended September 30, 2008, respectively, were recorded on the interest rate swap agreements and are included in other comprehensive loss. The change in the fair value of the interest rate swap agreements is reflected in other comprehensive loss due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt. See Note 7 for more information regarding the Company’s derivative financial instruments.

(9) Long-Term Debt

As of September 30, 2009 and December 31, 2008, long-term debt was as follows (in millions):

(dollars in millions)	September 30, 2009	December 31, 2008
Senior Secured Term Loan due 2014	$1,680	$1,400
Senior Notes due 2010 (11.5%)	—	13
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (7.043% as of September 30, 2009)	3	6
Senior Notes due 2013 (12.25%)	550	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.601% as of September 30, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	46	192
Convertible Senior Notes due 2011 (5.25%)	255	330
Convertible Senior Notes due 2011 (10.0%)	172	228
Convertible Senior Notes due 2012 (3.5%)	301	326
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	—
Convertible Subordinated Notes due 2009 (6.0%)	—	181
Convertible Subordinated Notes due 2010 (6.0%)	111	308
Commercial Mortgage due 2010 (6.86%)	68	69
Capital leases	32	35
Total Debt Obligations	6,366	6,586
Unamortized (Discount) Premiums:
Discount on Senior Secured Term Loan due 2014	(1)	—
Discount on Senior Notes due 2013 (12.25%)	(2)	(2)
Premium on Senior Notes due 2014 (9.25%)	8	9
Discount on Convertible Senior Notes due 2011 (5.25%)	(54)	(89)
Discount on Convertible Senior Notes due 2012 (3.5%)	(51)	(69)
Discount on Convertible Senior Notes due 2015 (7%)	(4)	—
Discount due to embedded derivative contracts	(2)	(4)
Total Unamortized (Discount) Premiums	(106)	(155)
Carrying Value of Debt	6,260	6,431
Less current portion	(160)	(186)
Long-Term Debt, less current portion	$6,100	$6,245

The Company has the option of electing one, two, three or six month LIBOR at the end of each interest period and may elect different options with respect to different portions of the Senior Secured Term Loan due 2014.  The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 2.76% as of September 30, 2009 and 7% as of December 31, 2008.  The interest rate on $400 million resets monthly and was 2.49% as of September 30, 2009 and 7% as of December 31, 2008.  The interest rate on the remaining $280 million of the Senior Secured Term Loan due 2014 issued in the second quarter of 2009 currently resets semiannually and was 11.5% as of September 30, 2009.

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

The 7% Notes are senior unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsubordinated indebtedness. The 7% Notes will mature on March 15, 2015 and pay 7% annual cash interest. Interest on the 7% Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2009.

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

The Company paid approximately $3 million of debt issuance costs in the third quarter related to this transaction.

2009 Debt Repurchases and Maturities

In the third quarter of 2009, $55 million of outstanding aggregate principal of the Company’s 6% Convertible Subordinated Notes due 2009 matured.  In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $2 million.  The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities.

In the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $7 million. The gain consisted of a $33 million cash gain, which was partially offset by $20 million of unamortized debt discount, $1 million in unamortized debt issuance costs and a $5 million increase to equity for the component of the convertible debt subject to new guidance for convertible debt that may be settled in cash upon conversion (formerly FSP APB 14-1). The gain was recorded in “Gain on extinguishment of debt, net” in the consolidated statements of operations. Accrued interest paid at the time of repurchase totaled $8 million.

The second quarter 2009 debt repurchases consisted of $121 million in 2009 maturities, $50 million in 2010 maturities, $106 million in 2011 maturities and $24 million in 2012 maturities.

2009 Debt Redemption

The Company redeemed the remaining $13 million aggregate principal amount of its 11.5% Senior Notes due 2010 at 100% of the outstanding principal amount in the second quarter of 2009.

Convertible Debt That May be Settled in Cash Upon Conversion

During 2008, the FASB issued accounting guidance that requires issuers of convertible debt that may be settled in cash upon conversion to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This guidance applies to certain of the Company’s convertible debt that may be settled in cash upon conversion and was effective for the Company beginning on January 1, 2009 and has been applied retrospectively to all periods presented in the Company’s consolidated financial statements. Although the adoption of this accounting guidance does not affect the Company’s actual past or future cash flows, the Company expects to incur additional non-cash interest expense as a result of its adoption of this accounting guidance of approximately $39 million for the year ended December 31, 2009, $41 million for the year ended December 31, 2010, $46 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012, notwithstanding any further debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to accounting under this guidance prior to maturity.

The following table illustrates the retrospective effect of adopting this new guidance to the consolidated statement of operations for the three and nine months ended September 30, 2008 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	As Originally Reported	As Adjusted for Retrospective Application	As Originally Reported	As Adjusted for Retrospective Application

Interest Expense	$133	$142	$400	$427

Net Loss	$(120)	$(129)	$(334)	$(361)

Basic and Diluted Loss per Share	$(0.08)	$(0.08)	$(0.22)	$(0.23)

The following table illustrates the retrospective effect of adopting this new guidance to the consolidated balance sheet as of December 31, 2008 (in millions):

	As	As Adjusted for
	Originally	Retrospective
	Reported	Application

Other Assets (current portion of debt issuance costs)	$83	$81
Other Assets (non-current portion of debt issuance costs)	$117	$115
Long-Term Debt, less current portion	$6,394	$6,245
Additional paid-in capital	$11,254	$11,495
Accumulated deficit	$(10,343)	$(10,439)

This new guidance is only applicable to the Company’s 5.25% Convertible Senior Notes due 2011 and 3.5% Convertible Senior Notes due 2012, as the Company has the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances. The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into approximately 64 million shares of the Company’s common stock as of September 30, 2009, at a conversion rate of $3.98 per share, subject to certain adjustments. The 3.5% Convertible Senior Notes are convertible, at the option of the holders, into approximately 55 million shares of the Company’s common stock as of September 30, 2009, at a conversion price of $5.46 per share, subject to certain adjustments.

The Company recognized total interest expense of approximately $15 million and $50 million during the three and nine months ended September 30, 2009, respectively, and $17 million and $50 million during the three and nine months ended September 30, 2008, respectively, related to both the contractual interest coupon and amortization of the discount for the liability component of the Company’s 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes. The effective interest rate on the liability component of the Company’s 5.25% Convertible Senior Notes is approximately 17%. The effective interest rate on the liability component of the Company’s 3.5% Convertible Senior Notes is approximately 11%. The Company is amortizing the discount on the liability component of its 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes over the remaining term of each issuance.

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of the Company’s convertible debt that may be settled in cash upon conversion as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008

Carrying amount of equity component	$246	$241

Principal amount of liability component	$556	$656
Unamortized discount related to liability component	(105)	(158)
Net carrying amount of liability component	$451	$498

Debt Maturities

Aggregate future maturities of long-term debt, capital leases and our commercial mortgage (excluding debt discounts, premiums and fair value adjustments) were as follows as of September 30, 2009 (in millions):

2009 (remaining three months)	$1
2010	160
2011	436
2012	304
2013	1,248
Thereafter	4,217
$6,366

(10) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OSO	$3	$3	$5	$10
Restricted Stock	5	8	18	29
401(k) Match Expense	2	7	12	23
	10	18	35	62
Capitalized Noncash Compensation	—	—	—	(1)
	$10	$18	$35	$61

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of September 30, 2009, there were approximately 16 million Outperform Stock Option (“OSO”) units outstanding, of which approximately 5 million were exercisable.  As of September 30, 2009, there were approximately 23 million nonvested restricted stock and restricted stock units outstanding.

(11) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(170)	$(129)	$(436)	$(361)
Change in cumulative translation adjustment	24	(58)	45	(8)
Change in unrealized holding loss on available-for-sale investment	—	—	—	(4)
Change in unrealized holding loss on interest rate swaps	(12)	(8)	(4)	(5)
Other, net	1	—	—	—
Comprehensive loss	$(157)	$(195)	$(395)	$(378)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	September 30,	December 31,
	2009	2008

Cumulative translation adjustment	$142	$97
Accumulated net unrealized holding gain (loss) on interest rate swaps	(101)	(97)
Other, net	(51)	(51)
Accumulated other comprehensive income (loss)	$(10)	$(51)

(12)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s current reportable segments include: communications and coal mining (see Note 1). Other primarily includes corporate assets and overhead not attributable to a specific segment.

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

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue from external customers:
Communications	$901	$1,054	$2,789	$3,192
Coal Mining	15	16	49	60
	$916	$1,070	$2,838	$3,252
Adjusted EBITDA:
Communications	$215	$257	$694	$715
Coal Mining	$(3)	$(2)	$(2)	$5
Other	$1	$—	$—	$(3)

Communications revenue consists of:

1) Core Communications Services, which includes Core Network Services and Wholesale Voice Services:

•                  Core Network Services includes revenue from transport and infrastructure, IP and data services, local and enterprise voice services and Level 3 Vyvx broadcast services.

•                  Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Communications Services:
Core Network Services Revenue	$701	$791	$2,137	$2,362
Wholesale Voice Services Revenue	158	173	498	532
Total Core Communications Services Revenue	859	964	2,635	2,894
Other Communications Revenue	42	90	154	298
Total Communications Revenue	$901	$1,054	$2,789	$3,192

In order to serve the changing needs of customers in growing markets and to drive growth across the Communications organization, sales efforts for Core Communications Services are also disaggregated into four customer-facing market groups as follows:

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

•                  The Content Markets Group targets media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, satellite companies, television networks and sports leagues.

•                  The European Markets Group targets large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment of sales efforts for Core Communications Services around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales and marketing.

Core Communications Services revenue from customers targeted by each customer-facing market group was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Wholesale Markets Group	$485	$539	$1,493	$1,628
Business Markets Group	209	241	650	722
Content Markets Group	82	98	249	298
European Markets Group	83	86	243	246
Total Core Communications Services Revenue	$859	$964	$2,635	$2,894

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2009 and 2008 (in millions):

Three Months Ended September 30, 2009

		Coal
	Communications	Mining	Other
Net loss	$(166)	$(5)	$1
Income tax expense	1	1	—
Total other (income) expense	142	—	—
Depreciation and amortization expense	228	1	—
Non-cash compensation expense	10	—	—
Adjusted EBITDA	$215	$(3)	$1

Nine Months Ended September 30, 2009

		Coal
	Communications	Mining	Other
Net loss	$(436)	$9	$(9)
Income tax expense	3	1	—
Total other (income) expense	416	(15)	9
Depreciation and amortization expense	676	3	—
Non-cash compensation expense	35	—	—
Adjusted EBITDA	$694	$(2)	$—

Three Months Ended September 30, 2008

		Coal
	Communications	Mining	Other
Net loss	$(127)	$(4)	$2
Income tax expense	—	—	—
Total other (income) expense	135	—	(2)
Depreciation and amortization expense	231	2	—
Non-cash compensation expense	18	—	—
Adjusted EBITDA	$257	$(2)	$—

Nine Months Ended September 30, 2008

		Coal
	Communications	Mining	Other
Net loss	$(361)	$—	$—
Income tax expense	3	—	1
Total other (income) expense	310	—	(4)
Depreciation and amortization expense	702	5	—
Non-cash compensation expense	61	—	—
Adjusted EBITDA	$715	$5	$(3)

(13) Commitments, Contingencies and Other Items

The Company and certain of its subsidiaries (the “companies”) are parties to three purported class action lawsuits involving the companies’ right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs’ land.  In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho.  In September 2001, a Company subsidiary was named as a defendant in Nelson, et. al. v. Level 3 Communications, LLC, et. al. a purported class action covering the state of California, filed in the U.S. District Court for the Central District California.   In April 2002, the Company and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.  All of the purported class actions are currently stayed.

The companies negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have their fiber optic cable network. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement, however, on September 10, 2009 the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.  Various motions seeking clarification and other relief have been filed with the court and are pending.  The companies and the plaintiffs are engaged in continuing discussions.

It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the companies have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory settlement is not ultimately approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on June 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”).  On July 29, 2009, the Company and the other defendants named in the Complaint filed a motion to dismiss the Complaint with prejudice which is pending before the court.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously.

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

In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado in Walter v. Level 3 Communications, Inc., et. al., Dagres v. Level 3 Communications, Inc., et. al. and Fragale v. Level 3 Communications, Inc., et. al.  The complaints allege breaches of fiduciary and other duties under the Employee Retirement Income Security Act (“ERISA”) with respect to investments in the Company’s common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaints claim that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above.  A motion to consolidate the three actions and specify lead counsel is pending before the court.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these ERISA actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2009 and December 31, 2008, Level 3 had outstanding letters of credit of approximately $25 million and $30 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash and securities.

(14) Condensed Consolidating Financial Information

Level 3 Financing has issued senior notes as described below:

•                  In October 2003, Level 3 Financing issued $500 million of 10.75% Senior Notes due 2011. The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005. The Company repurchased $497 million of the 10.75% notes in 2006.

•                  In March 2006, Level 3 Financing issued $150 million of Floating Rate Senior Notes due 2011 and $250 million of 12.25% Senior Notes due 2013. The Company repurchased $147 million of the Floating Rate Senior Notes due 2011 in 2007 and 2009.

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

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013, 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-alone basis.

Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$375	$—	$596	$(55)	$916
Costs and Expenses:
Cost of Revenue	—	—	181	—	259	(53)	387
Depreciation and Amortization	—	—	100	—	129	—	229
Selling, General and Administrative	1	—	269		57	(2)	325
Restructuring Charges	—	—	1	—	—	—	1
Total Costs and Expenses	1	—	551	—	445	(55)	942
Operating Income (Loss)	(1)	—	(176)	—	151	—	(26)
Other Income (Expense):
Interest Income	—	—	—	—	—	—	—
Interest Expense	(48)	(96)	—	—	(3)	—	(147)
Interest Income (Expense) Affiliates, net	197	287	(549)	—	65	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(319)	(510)	91	—	—	738	—
Other, net	1	—	2	—	2	—	5
Other Income (Expense)	(169)	(319)	(456)	—	64	738	(142)
Income (Loss) Before Income Taxes	(170)	(319)	(632)	—	215	738	(168)
Income Tax Benefit (Expense)	—	—	—	—	(2)	—	(2)
Net Income (Loss)	$(170)	$(319)	$(632)	$—	$213	$738	$(170)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,145	$—	$1,871	$(178)	$2,838
Costs and Expenses:
Cost of Revenue	—	—	561	—	798	(170)	1,189
Depreciation and Amortization	—	—	305	—	374	—	679
Selling, General and Administrative	2	—	814		176	(8)	984
Restructuring Charges	—	—	8	—	—	—	8
Total Costs and Expenses	2	—	1,688	—	1,348	(178)	2,860
Operating Income (Loss)	(2)	—	(543)	—	523	—	(22)
Other Income (Expense):
Interest Income	—	—	1	—	1	—	2
Interest Expense	(158)	(278)	(1)	(1)	(7)	—	(445)
Interest Income (Expense) Affiliates, net	603	889	(1,563)	—	71	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(909)	(1,520)	305	—	—	2,124	—
Other, net	30	—	5	—	(2)	—	33
Other Income (Expense)	(434)	(909)	(1,253)	(1)	63	2,124	(410)
Income (Loss) Before Income Taxes	(436)	(909)	(1,796)	(1)	586	2,124	(432)
Income Tax Benefit (Expense)	—	—	—	—	(4)	—	(4)
Net Income (Loss)	$(436)	$(909)	$(1,796)	$(1)	$582	$2,124	$(436)

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2008
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$429	$—	$703	$(62)	$1,070
Costs and Expenses:
Cost of Revenue	—	—	174	—	329	(59)	444
Depreciation and Amortization	—	—	91	—	142	—	233
Selling, General and Administrative	—	—	307	—	83	(3)	387
Restructuring Charges	—	—	2	—	—	—	2
Total Costs and Expenses	—	—	574	—	554	(62)	1,066
Operating Income (Loss)	—	—	(145)	—	149	—	4
Other Income (Expense):
Interest Income	—	1	3	—	—	—	4
Interest Expense	(48)	(91)	—	—	(3)	—	(142)
Interest Income (Expense) Affiliates, net	280	277	(574)	—	17	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(363)	(550)	103	—	—	810	—
Other, net	2	—	2	—	1	—	5
Other Income (Expense)	(129)	(363)	(466)	—	15	810	(133)
Income (Loss) Before Income Taxes	(129)	(363)	(611)	—	164	810	(129)
Income Tax Expense	—	—	(1)	—	1	—	—
Net Income (Loss)	$(129)	$(363)	$(612)	$—	$165	$810	$(129)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,275	$—	$2,139	$(162)	$3,252
Costs and Expenses:
Cost of Revenue	—	—	510	—	1,023	(154)	1,379
Depreciation and Amortization	—	—	271	—	436	—	707
Selling, General and Administrative	1	—	972	—	239	(8)	1,204
Restructuring Charges	—	—	13	—	—	—	13
Total Costs and Expenses	1	—	1,766	—	1,698	(162)	3,303
Operating Income (Loss)	(1)	—	(491)	—	441	—	(51)
Other Income (Expense):
Interest Income	—	1	9	—	3	—	13
Interest Expense	(145)	(275)	—	(1)	(6)	—	(427)
Interest Income (Expense) Affiliates, net	595	828	(1,467)	—	44	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(809)	(1,363)	426	—	—	1,746	—
Other, net	(1)	—	6	—	103	—	108
Other Income (Expense)	(360)	(809)	(1,026)	(1)	144	1,746	(306)
Income (Loss) Before Income Taxes	(361)	(809)	(1,517)	(1)	585	1,746	(357)
Income Tax Expense	—	—	(3)	—	(1)	—	(4)
Net Income (Loss)	$(361)	$(809)	$(1,520)	$(1)	$584	$1,746	$(361)

Financial statements for the three and nine months ended September 30, 2008 have been adjusted for the retrospective application of ASC 470-20 (formerly FSP APB 14-1) (see Note 9).

Condensed Consolidating Balance Sheets

September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$8	$316	$—	$141	$—	$532
Restricted cash and securities	—	—	1	—	2	—	3
Receivables, net	—	—	—	—	356	—	356
Due from (to) affiliates	11,191	10,196	(23,710)	15	2,308	—	—
Other	3	10	50	—	34	—	97
Total Current Assets	11,261	10,214	(23,343)	15	2,841	—	988
Property, Plant and Equipment, net	—	—	3,000	—	2,828	—	5,828
Restricted Cash and Securities	18	—	24	—	82	—	124
Goodwill and Other Intangibles, net	—	—	496	—	1,424	—	1,920
Investment in Subsidiaries	(8,891)	(14,502)	3,624	—	—	19,769	—
Other Assets	7	72	13	—	16	—	108
Total Assets	$2,395	$(4,216)	$(16,186)	$15	$7,191	$19,769	$8,968
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$140	$—	$208	$—	$351
Current portion of long-term debt	157	—	1	1	1	—	160
Accrued payroll and employee benefits	—	—	28	—	4	—	32
Accrued interest	40	84	—	—	—	—	124
Current portion of deferred revenue	—	—	99	—	54	—	153
Other	—	1	63	—	18	—	82
Total Current Liabilities	198	87	331	1	285	—	902
Long-Term Debt, less current portion	1,512	4,491	6	18	73	—	6,100
Deferred Revenue, less current portion	—	—	639	—	88	—	727
Other Liabilities	14	101	134	—	319	—	568
Stockholders’ Equity (Deficit)	671	(8,895)	(17,296)	(4)	6,426	19,769	671
Total Liabilities and Stockholders’ Equity (Deficit)	$2,395	$(4,216)	$(16,186)	$15	$7,191	$19,769	$8,968

Condensed Consolidating Balance Sheets

December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$10	$555	$—	$136	$—	$768
Restricted cash and securities	—	—	1	—	2	—	3
Receivables, net	—	—	73	—	317	—	390
Due from (to) affiliates	11,148	9,306	(22,122)	17	1,651	—	—
Other	4	9	36	—	32	—	81
Total Current Assets	11,219	9,325	(21,457)	17	2,138	—	1,242
Property, Plant and Equipment, net	—	—	3,150	—	3,009	—	6,159
Restricted Cash and Securities	18	—	25	—	84	—	127
Goodwill and Other Intangibles, net	—	—	540	—	1,451	—	1,991
Investment in Subsidiaries	(8,043)	(13,041)	3,484	—	—	17,600	—
Other Assets	9	76	15	—	15	—	115
Total Assets	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3	$—	$147	$—	$215	$—	$365
Current portion of long-term debt	181	—	1	1	3	—	186
Accrued payroll and employee benefits	—	—	97	—	8	—	105
Accrued interest	24	93	—	—	—	—	117
Current portion of deferred revenue	—	—	96	—	72	—	168
Other	—	1	59	—	51	—	111
Total Current Liabilities	208	94	400	1	349	—	1,052
Long-Term Debt, less current portion	1,930	4,216	7	19	73	—	6,245
Deferred Revenue, less current portion	—	—	630	—	89	—	719
Other Liabilities	44	97	284	—	172	—	597
Stockholders’ Equity (Deficit)	1,021	(8,047)	(15,564)	(3)	6,014	17,600	1,021
Total Liabilities and Stockholders’ Equity (Deficit)	$3,203	$(3,640)	$(14,243)	$17	$6,697	$17,600	$9,634

Financial statements as of December 31, 2008 have been adjusted for the retrospective application of ASC 470-20 (formerly FSP APB 14-1) (see Note 9).

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(109)	$(281)	$(164)	$(1)	$735	$—	$180
Cash Flows from Investing Activities:
Capital expenditures	—	—	(89)	—	(144)	—	(233)
Decrease in restricted cash and securities, net	—	—	2	—	1	—	3
Net Cash Used in Investing Activities	—	—	(87)	—	(143)	—	(230)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(5)	274	—	—	—	—	269
Payments on and repurchases of long-term debt	(454)	(3)	(1)	—	(2)	—	(460)
Increase (decrease) due from affiliates, net	568	8	13	1	(590)	—	—
Net Cash Provided by (Used in) Financing Activities	109	279	12	1	(592)	—	(191)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	5	—	5
Net Change in Cash and Cash Equivalents	—	(2)	(239)	—	5	—	(236)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$316	$—	$141	$—	$532

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2008

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(110)	$(284)	$(194)	$(1)	$771	$—	$182
Cash Flows from Investing Activities:
Capital expenditures	—	—	(126)	—	(216)	—	(342)
Proceeds from sale of business group, net	—	—	—	—	121	—	121
(Increase) decrease in restricted cash and securities, net	—	—	3	—	(5)	—	(2)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	2	—	3
Other	—	—	2	—	—	—	2
Net Cash Used in Investing Activities	—	—	(120)	—	(98)	—	(218)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt	(95)	—	—	—	(3)	—	(98)
Increase (decrease) due from affiliates, net	205	274	208	1	(688)	—	—
Other	2	—	—	—	—	—	2
Net Cash Provided by (Used in) Financing Activities	112	274	208	1	(691)	—	(96)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	2	(10)	(106)	—	(18)	—	(132)
Cash and Cash Equivalents at Beginning of Period	—	27	588	—	99	—	714
Cash and Cash Equivalents at End of Period	$2	$17	$482	$—	$81	$—	$582

(15) Subsequent Events

In October 2009, Level 3 Communications, Inc. issued (at par) $275 million aggregate principal of 7% Convertible Senior Notes due 2015, Series B.  The net proceeds approximated $274 million after deducting debt issuance costs of approximately $1 million. These new notes are substantially similar in all respects to the $200 million of 7% Convertible Senior Notes due 2015 issued on June 26, 2009, except that these notes will be a separate series (Series B).  The 7% Convertible Senior Notes due 2015, will mature on March 15, 2015 and have an interest rate of 7% per annum with interest payable semi-annually on March 15 and September 15, beginning on March 15, 2010.  Interest on these notes will accrue from October 15, 2009.

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

Core Communications Services Market Groups

In order to serve the changing needs of customers in growing markets and to drive growth across the Communications organization, sales efforts for Core Communications Services are also disaggregated into four customer-facing market groups as follows:

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

•                  The Content Markets Group targets media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, satellite companies, television networks and sports leagues.

•                  The European Markets Group targets large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment of sales efforts for Core Communications Services around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales and marketing.

Core Communications Services revenue from customers targeted by each customer-facing market group was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Wholesale Markets Group	$485	$539	$1,493	$1,628
Business Markets Group	209	241	650	722
Content Markets Group	82	98	249	298
European Markets Group	83	86	243	246
Total Core Communications Services Revenue	$859	$964	$2,635	$2,894

The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors. There were no material re-classification changes in revenue by market group during the three and nine month periods ended September 30, 2009.

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

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that have and are expected to further improve the full spectrum of the customer experience, including service activation, service management and customer billing systems and processes utilized by acquired companies as well as various operational efficiency improvements. The Company completed the foundation of its processes and systems development objectives at the end of 2008 and is now focused on migrating network inventory data from legacy applications to Unity applications.

Recent changes in the economic environment and uncertainty in the global financial markets have required the Company to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Communications Services.  In addition, the Company’s operating results and financial condition could be negatively affected if as a result of economic conditions:

•                  customers defer or forego purchases of the Company’s services, including, but not limited to, as a result of our largest customers more aggressively managing their network costs and spend;

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

For example, the Company’s revenue and operating results were negatively affected in the first nine months of 2009 primarily as a result of the recent macroeconomic environment.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

In the fourth quarter of 2009, Level 3 Communications, Inc. issued $275 million aggregate principal amount of 7% Convertible Senior Notes due 2015, Series B, for net proceeds of $274 million.

In the third quarter of 2009, $55 million of outstanding aggregate principal of the Company’s 6% Convertible Subordinated Notes due 2009 matured.  In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible debt.  The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities.

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

During the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt.  The second quarter 2009 debt repurchases consisted of $121 million in 2009 maturities, $50 million in 2010 maturities, $106 million in 2011 maturities and $24 million in 2012 maturities.

In addition, during the second quarter of 2009, the Company redeemed at par $13 million aggregate principal amount in 2010 maturities.

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

Critical Accounting Policies

Except for the adoption of new GAAP for convertible debt that may be settled in cash upon conversion, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008 appropriately present, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. Level 3 is required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this ASU, but does not expect adoption to have a material effect on its financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2009	2008	%	2009	2008	%

Revenue:
Communications	$901	$1,054	(15)%	$2,789	$3,192	(13)%
Coal Mining	15	16	(6)%	49	60	(18)%
Total Revenue	916	1,070	(14)%	2,838	3,252	(13)%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	369	425	(13)%	1,138	1,326	(14)%
Coal Mining	18	19	(5)%	51	53	(4)%
Total Cost of Revenue	387	444	(13)%	1,189	1,379	(14)%

Depreciation and Amortization	229	233	(2)%	679	707	(4)%
Selling, General and Administrative	325	387	(16)%	984	1,204	(18)%
Restructuring Charges	1	2	(50)%	8	13	(38)%
Total Costs and Expenses	942	1,066	(12)%	2,860	3,303	(13)%

Operating Income (Loss)	(26)	4	—	(22)	(51)	57%

Other Income (Expense):
Interest income	—	4	—	2	13	(85)%
Interest expense	(147)	(142)	(4)%	(445)	(427)	(4)%
Gain on sale of business group, net	—	—	—%	—	96	—
Gain on extinguishment of debt	2	3	(33)%	16	3	433%
Other, net	3	2	50%	17	9	89%
Total Other Income (Expense)	(142)	(133)	(7)%	(410)	(306)	(34)%

Loss Before Income Taxes	(168)	(129)	(30)%	(432)	(357)	(21)%

Income Tax Expense	(2)	—	—	(4)	(4)	—%

Net Loss	$(170)	$(129)	(32)%	$(436)	$(361)	(21)%

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

2)              Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Communications Services:
Core Network Services Revenue	$701	$791	$2,137	$2,362
Wholesale Voice Services Revenue	158	173	498	532
Total Core Communications Services Revenue	859	964	2,635	2,894
Other Communications Revenue	42	90	154	298
Total Communications Revenue	$901	$1,054	$2,789	$3,192

Comparisons of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008

Communications Revenue decreased 15% in the third quarter of 2009 compared to the third quarter of 2008 and 13% in the nine months ended September 30, 2009 compared to the same period in 2008. Contributing to these declines in Communications revenue was a decrease in Core Communications Services revenue, which included declines in the Company’s Core Network Services and Wholesale Voice Services revenue and is generally the result of macroeconomic conditions driving increasing customer turnover in the Company’s business, usage declines, customers delaying network investment purchases or optimizing their own networks for communications services and the lag effect of prior customer experience issues, particularly for mid-market enterprise customers.

The Company experienced declines within Core Network Services in the three and nine months ended September 30, 2009 compared to the same periods of 2008, including transport, Vyvx broadcast services, local voice and enterprise voice services. The decrease in transport revenue is primarily the result of macroeconomic conditions causing customers to optimize their own networks as opposed to utilizing the Company’s network and delays in customer sales cycles. The decrease in Vyvx broadcast services is primarily the result of macroeconomic conditions causing lower usage as customers generally cut back on the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. In addition, revenue associated with the Vyvx advertising distribution business declined in the nine months ended September 30, 2009 compared to the same period of 2008, as on June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore did not record any Vyvx advertising distribution revenue subsequent to the date of sale. Revenue attributable to the Vyvx advertising distribution business was $15 million in the nine months ended September 30, 2008. Partially offsetting the decreases in transport, Vyvx broadcast services, Vyvx advertising distribution, local voice and enterprise voice revenue were increases in colocation revenue in the nine months ended September 30, 2009 compared to the same period of 2008. The Company continues to experience strong demand for infrastructure services for complex nationwide solutions and colocation capacity in large markets.

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

Other Communications Revenue declined to $42 million and $154 million in the three and nine months ended September 30, 2009, respectively, from $90 million and $298 million in the three and nine months ended September 30, 2008, respectively. The decrease is primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. In addition, the Company renewed contracts with certain of its managed modem customers during the year at reduced prices. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services and potential additional pricing concessions as contracts are renewed.

Reciprocal compensation revenue from managed modem services also declined in the three and nine months ended September 30, 2009 compared to same periods of 2008 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

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

Coal mining revenue decreased to $15 million in the third quarter 2009 from $16 million in the third quarter 2008 primarily as a result of lower contractual selling prices with customers based on their purchasing volumes.  The Company expects to experience similar pricing pressure in the fourth quarter of 2009 based on its contractual agreements with its customers.

Coal mining revenue decreased to $49 million in the nine months ended September 30, 2009 from $60 million in the nine months ended September 30, 2008, primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company in the first quarter of 2008. The Company did not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in the first quarter of 2008.

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

Cost of revenue for the communications business, as a percentage of communications revenue was 41% for the three months ended September 30, 2009 compared to 40% for the three months ended September 30, 2008.  The increase in communications cost of revenue as a percentage of communications revenue is primarily due to a decline  in the communications revenue in the three months ended September 30, 2009.

Cost of revenue for the communications business, as a percentage of communications revenue was 41% for the nine months ended September 30, 2009 compared to 42% for the nine months ended September 30, 2008.  The decrease in communications cost of revenue as a percentage of communications revenue is the result of the Company deriving synergies from acquisitions to eliminate some of the costs associated with duplicate circuits serving the same markets. In addition, the continued reduction in SBC Contract Services revenue has improved communications cost of revenue as a percentage of communications revenue, as the gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue. Partially offsetting this downward trend in communications cost of revenue as a percentage of communications revenue have been increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue, and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue. In addition, cost of revenue as a percentage of communications revenue could increase in periods in which volumes are lower as fixed costs would become dilutive to gross margin.

Coal mining cost of revenue decreased to $18 million in the third quarter of 2009 from $19 million in the third quarter 2008.

Coal mining cost of revenue totaled $51 million, or 104% of coal mining revenue, in the nine months ended September 30, 2009 compared to $53 million, or 88% of coal mining revenue, in the nine months ended September 30, 2008. This increase in coal mining cost of revenue as a percentage of coal mining revenue is the result of the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in the first quarter of 2008.

Depreciation and Amortization expense decreased 2% to $229 million in the third quarter of 2009 from $233 million in the third quarter of 2008 and decreased 4% to $679 million in the nine months ended September 30, 2009 from $707 million in the nine months ended September 30, 2008. These decreases were primarily attributable to reduced depreciation expense associated with shorter-lived fixed assets becoming fully depreciated. Also contributing to the decrease in the nine month period was a reduction in amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company’s amortizable intangible assets becoming fully amortized in 2008.

The Company expects depreciation and amortization expense of between $905 million to $915 million in 2009 based on the Company’s current expectations of the timing and amounts of capital expenditures in 2009.

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

Selling, general and administrative expenses decreased 16% to $325 million in the third quarter of 2009 from $387 million in the third quarter of 2008 and decreased 18% to $984 million in the nine months ended September 30, 2009 from $1.2 billion in the nine months ended September 30, 2008. The decreases are primarily attributable to a reduction in employee compensation and related costs due to a lower average headcount, which decreased approximately 10% in the third quarter of 2009 compared to the third quarter of 2008 and 16% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Also contributing to the reduction in employee compensation and related costs were lower bonus expenses, as a result of the reduction in the Company’s revenue performance.

The decreases in selling, general and administrative expenses in the third quarter of 2009 compared to the third quarter of 2008 and in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were also the result of synergies that have been achieved due to acquisition integration efforts and the Company’s focus on reducing operating expenses, which resulted in decreases in professional fees and vendor services, and network related administrative expenses.  Also contributing to the decrease is a reduction in the accretion on asset retirement obligations.

Included in selling, general and administrative expenses in the three and nine months ended September 30, 2009 were $10 million and $35 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. This compares to $18 million and $61 million of non-cash, stock-based compensation expenses recognized in the three and nine months ended September 30, 2008, respectively. These decreases in non-cash, stock-based compensation expense are primarily due to lower headcount, higher estimated forfeiture rates given the Company’s continued organizational structure optimization efforts and a reduction in the Company’s 401(k) stock-based matching contribution, as the Company changed its matching contribution policy in the first quarter of 2009.

The Company expects to continue its focus on reducing selling, general and administrative expenses during the remainder of 2009.

Restructuring Charges decreased to $1 million in the third quarter of 2009 from $2 million in the third quarter of 2008 primarily as a result of the timing of the Company’s workforce reduction activities.

Restructuring charges decreased to $8 million in the nine months ended September 30, 2009 from $13 million in same period of 2008 primarily as a result of the timing of the Company’s workforce reduction activities. The Company may experience further restructuring charges in 2009 in connection with the continued integration of acquired businesses and the possible need to adjust its cost structure if revenue performance continues to decline due to the negative effects of the current economy or other reasons. Additional restructuring activities could result in further headcount reductions.

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

Adjusted EBITDA for the communications business was $215 million in the third quarter of 2009 compared to $257 million in the third quarter of 2008 and was $694 million in the nine months ended September 30, 2009 compared to $715 million in the nine months ended September 30, 2008. The decrease in Adjusted EBITDA for the communications business is primarily attributable to a reduction in the communications business revenue, partially offset by the benefits of continued operating expense reductions.

Interest Income decreased to less than $1 million in the third quarter of 2009 from $4 million in the third quarter of 2008 and to $2 million in the nine months ended September 30, 2009 from $13 million in the nine months ended September 30, 2008. The decreases are primarily due to a decrease in the average returns on the Company’s investment portfolio, partially offset by fluctuations in the average invested balance during the three and nine months ended September 30, 2009.

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

Interest Expense increased 4% to $147 million in the third quarter of 2009 from $142 million in the third quarter of 2008 and increased 4% to $445 million in the nine months ended September 30, 2009 from $427 million in the same period in 2008. Interest expense increased primarily as a result of the issuance of the $400 million aggregate principal amount of 15% Convertible Senior Notes in December 2008, the issuance of the $280 million Tranche B Term Loan in the second quarter of 2009, and the issuance of $200 million of 7% Convertible Senior Notes in the second quarter of 2009. These increases in interest expense were partially offset by the Company’s 2009 and fourth quarter 2008 debt exchanges, debt repurchases and debt repayment transactions. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

The Company expects annual interest expense in 2009 to approximate $600 million based on the Company’s outstanding debt as of September 30, 2009, the additional $275 million of 7% Convertible Senior Notes Due 2015 issued on October 15, 2009 and current interest rates on the Company’s variable rate debt.

Gain on Sale of Business Group, Net totaled $96 million for the three and nine months ended September 30, 2008 compared to zero for the same periods in 2009. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a net gain on the sale of $96 million in the second quarter of 2008. See Note 2 of the Notes to Consolidated Financial Statements for more details.

Gain on Extinguishment of Debt, Net totaled $2 million and $16 million in the three and nine months ended September 30, 2009 and $3 million in the three and nine months ended September 30, 2008. The 2009 gain on extinguishment of debt consisted of a net gain of $2 million as a result of the debt repurchase transactions completed in the third quarter of 2009, a net gain of $7 million as a result of the debt exchange transaction completed in the second quarter of 2009 and a net gain of $7 million as a result of the debt repurchase transactions completed in the second quarter of 2009. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net was $3 million in the third quarter of 2009 compared to $2 million in the third quarter of 2008 and $17 million in the nine months ended September 30, 2009 compared to $9 million in the nine months ended September 30, 2008. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $2 million in the third quarter of 2009 compared to $0 million in the third quarter of 2008 and $4 million in the nine months ended September 30, 2009 and 2008.  The income tax expense in all periods presented primarily relates to state and foreign income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits that have not been recognized in the Company’s tax returns.

Financial Condition — September 30, 2009

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 are summarized as follows (in millions):

	Nine Months Ended
	2009	2008	Change
Net Cash Provided by Operating Activities	$180	$182	$(2)
Net Cash Used in Investing Activities	(230)	(218)	(12)
Net Cash Used in Financing Activities	(191)	(96)	(95)
Effect of Exchange Rates on Cash and Cash Equivalents	5	—	5
Net Change in Cash and Cash Equivalents	$(236)	$(132)	$(104)

Operating Activities

Cash provided by operating activities decreased by $2 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in cash provided by operating activities was primarily due to a reduction in Adjusted EBITDA partially offset by favorable changes in working capital items. The favorable changes in working capital items is primarily due to the changes in accounts receivables, accounts payable and other current assets partially offset by changes in other current liabilities.

Investing Activities

Cash used in investing activities increased by $12 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of the $121 million of net proceeds received from the sale of the Vyvx advertising distribution business in the nine months of 2008. Partially offsetting this increase was a reduction in capital expenditures, which totaled $233 million in the nine months ended September 30, 2009 compared to $342 million in the nine months ended September 30, 2008.  The reduction in capital expenditures is primarily the result of a decline in success-based capital spending as a result of the decline in Communications revenue in the first nine months of 2009.

Financing Activities

Cash used in financing activities increased by $95 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of an increase in debt repurchases, net of new issuances. See Note 9 of the Notes to Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

The Company received net proceeds of $274 million in October 2009 as a result of the issuance of the $275 million 7% Convertible Senior Notes due 2015, Series B.

Liquidity and Capital Resources

The Company incurred net losses of $170 million and $436 million in the three and nine months ended September 30, 2009, respectively. This compares to net losses of $129 million and $361 million in the three and nine months ended September 30, 2008, respectively. The Company used $233 million for capital expenditures and generated $180 million in cash flows from operating activities in the nine months ended September 30, 2009. This compares to $342 million of cash used for capital expenditures and $182 million of cash flows provided by operating activities in the nine months ended September 30, 2008.

Cash interest payments for 2009 are expected to be approximately $515 million, less than the $531 million made in 2008, based on current debt outstanding, current interest rates on the Company’s variable rate debt and the financing and other capital markets transactions completed through November 6, 2009. Capital expenditures for 2009 are expected to be lower than the $449 million in 2008 as the Company expects to continue to efficiently manage its capital expenditure requirements. The Company expects to invest in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, or tied to incremental revenue. As of September 30, 2009, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt and fair value adjustments of approximately $1 million that mature in the remainder of 2009 and $160 million that mature in 2010. The

Company is reflecting the $68 million commercial mortgage obligation as maturing in 2015 as it fully intends to elect to extend the maturity to 2015.

Level 3 had $532 million of cash and cash equivalents on hand at September 30, 2009. In addition, $127 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity, proceeds from the offering of the 7% Convertible Senior Notes in October, and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. For example, in 2008, Level 3 completed the sale of its Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers and received aggregate net cash proceeds of $121 million after deducting transaction-related costs.

Consolidation of the communications industry may continue. In recent years, Level 3 participated in the consolidation of the communications industry with the acquisitions of several companies. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2009, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that currently bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2009, was approximately 4.2%.

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

The remaining, or unhedged, variable rate debt has a weighted average interest rate of 5.7% at September 30, 2009. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.7%) would increase the Company’s annual interest expense by approximately $10 million. At September 30, 2009, the Company had $4.4 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.2%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $432 million for the nine months ended September 30, 2009. Level 3 had deficiencies of earnings to cover fixed charges of $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, $647 million for the fiscal year ended December 31, 2005 and $410 million for the fiscal year ended December 31, 2004.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2009, aggregate future maturities of long-term debt, capital leases and our commercial mortgage (excluding debt discounts, premiums and fair value adjustments) approximated $6.4 billion and stockholders’ equity approximated $671 million. Of this long-term debt, approximately $1 million is due to mature in the remainder of 2009, approximately $160 million is due to mature in 2010 and approximately $436 million is due to mature in 2011, in each case excluding debt discounts, premiums and fair value adjustments.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 6, 2009	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer