Form 10-K
period 2009-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2010-02-26
CIK 794323

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

          As of June 30, 2009 the aggregate market value of common stock held by non-affiliates of the registrant approximated $1.75 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,645,957,432 as of February 24, 2010

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

          Portions of the Company's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

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

        These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of the current economic turmoil and the disruptions in the financial markets as well as our failure to:

  •
  increase and maintain the volume of traffic on our network and the resulting revenue;

  •
  integrate acquisitions;

  •
  successfully use new technology and information systems to support new and existing services;

  •
  prevent system failures that significantly disrupt the availability and quality of the services that we provide;

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

        Market and Technology Opportunity.    We believe that ongoing technology advances in both optical and Internet Protocol technologies have been revolutionizing the communications industry. We also believe that these advances have, and will continue to, facilitate decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. Service providers that can effectively take advantage of technology improvements and reduce unit costs will be able to offer lower prices, which, we believe, will stimulate substantial increases in the demand for communications services. We believe there are two primary factors that are continuing to drive this market dynamic:

  •
  Rapidly Improving Technologies.  Over the past few years, both Internet Protocol or IP and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both an improvement in price performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. For example, these improvements have enabled voice over IP services or VoIP that are challenging traditional telephone network or PSTN services. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

  •
  High Demand Elasticity.  We believe decreases in communications services costs and prices cause the development of new bandwidth intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered using motor transportation systems. An example of this dynamic is the use of the Internet for the distribution of video entertainment.

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

Our Communications Business Strategy

        We are seeking to capitalize on the opportunities presented by the expanded coverage of our communications network as well as the significant and rapid advancements in optical and Internet Protocol technologies. Key elements of our strategy include:

  •
  Offer a Broad Range of Communications Services Over Our End-to-End Network.  We provide a broad range of communications services designed to meet the needs of our customers over our network. Beginning in 2006, we expanded our targeted customer base to include enterprise or business customers through the acquisitions we completed during 2006 and early 2007.

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

    With respect to our wholesale customers, we provide these customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. With respect to our enterprise customers, we provide these customers with access to our network either by directly connecting to their location or by serving that location with a connection from another communications services provider. As of December 31, 2009, we have:

    •
    approximately 79,000 intercity route miles in North America and Europe, which we expect to ultimately reduce to approximately 54,000 intercity route miles, connecting 22 countries; and

    •
    approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe.

    We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance.

    Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2009, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities and other technical space and had completed the build-out of approximately 4.6 million square feet of this space.

  •
  Provide Low Cost Backbone Services Through An Upgradeable Backbone Network.  Many portions of our originally constructed intercity and metropolitan networks were designed to provide high quality communications services at a lower cost. As we continue to take advantage of our acquired operations, our network and business processes will seek to enable us to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, our strategy is to maximize the use of open, non-proprietary interfaces in the design of our network software and hardware. This approach is intended to provide us with the ability to purchase the most cost effective network equipment from multiple vendors and allow us to deploy new technology more rapidly and effectively.

  •
  Target Top Global Bandwidth Customers.  With respect to our top global bandwidth customers, our primary distribution strategy is to use a national, direct sales force. In addition to large wholesale carriers, such as incumbent local exchange carriers, international carriers also known as PTTs, major Internet service providers or ISPs, broadband cable television operators, wireless providers, major interexchange carriers, voice service providers and system integrators, these customers also include the U.S. government, very large enterprises and certain other businesses that purchase communications services in a manner that is consistent with traditional wholesale customers. Providing communications services to many of these businesses is at the core of our strategy.

  •
  Further Develop Existing Enterprise Customer Business.  With respect to our enterprise customers that would not be considered among the top global bandwidth customers, our primary distribution strategy is to use a locally based direct sales force to target business customers, state governments, and higher education institutions with high demands for mission critical communications services. We also complement our locally based direct sales force with an inside or call center based sales force as well as an indirect sales channel of third party agent partners. During 2009, we launched an increased focus on using our existing metropolitan assets to target these opportunities with our direct sales force from a local presence. In 2009, we completed these efforts in a total of 31 markets, which were grouped into 15 general manager territories. We expect to continue expanding these efforts during 2010.

  •
  Develop Market Leading Content Distribution Service Offerings.  At December 31, 2009, we operated one of the largest Internet Protocol backbones in the world. In other words, we operate one of the largest networks over which Internet content is transported from content sources to third party owned access networks connected directly to end users. We continue to believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video online. To meet the needs of customers driving this growth, we are focused on refining our service offerings to provide a full portfolio of services to support content distribution, including high speed IP services, colocation, content delivery network, or CDN services and video acquisition. We believe that we are the only service provider that offers, owns and operates this portfolio of services on a broad scale, which provides a unique opportunity to offer customers flexible access, end to end solutions and/or building block services to meet their evolving needs.

  •
  Expand Metropolitan Network Coverage.  We expect to selectively extend the current reach of our existing metropolitan networks by opportunistically adding new connections to buildings and other traffic aggregation points from these networks. These connections will enable us to reach additional potential customers and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

  •
  Pursue Acquisition Opportunities.  In evaluating potential acquisition opportunities, among other criteria, we evaluate the potential acquisition according to the transaction's ability to generate positive cash flow from high credit quality customers. For these opportunities, we generally look for companies with recurring revenue that comes predominantly from services we already provide, in geographic areas that are already served, with customers that are consistent with our existing customer base. It is this group of acquisitions that generally also provides significant cost synergy opportunities.

    As we seek to expand the addressable market for our services, we also evaluate opportunities that would expand the geographic reach of our network and/or our service capabilities. Transactions that would be included in this category would expand the geographic scope of our network or would provide capabilities for additional services or distribution channels. For these opportunities, we generally consider whether the targeted company's distribution strategy is consistent with our strategy and whether management believes that the target's current and/or future revenues can be significantly increased and/or expenses can be significantly reduced as a result of a combination with our operations. Generally these acquisition opportunities will not provide the same level of cost synergy opportunity that the category of acquisitions described in the paragraph above provide to us.

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

  •
  A Broad Range of Communications Services.  We provide a broad range of communications services designed to meet the needs of our customers over our network. Our communications service offerings include:

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

  •
  Significant metropolitan network platform.  As of December 31, 2009, we have metropolitan fiber networks in approximately 125 markets in North America and Europe, which contain approximately 27,000 route miles. Our metropolitan networks enable us to connect directly to points of high traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

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

  •
  Extensive Patent Portfolio.  Our patent portfolio includes patents covering technologies ranging from data and voice services, to content distribution, to transmission and networking equipment. We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

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

Our Communications Services

Service Offerings

        We offer a broad range of communications services, which currently include the following services. All of these services are available to all of our customers, however their availability varies by location. The following is an overview description of some of the services that we offer.

  •
  Network and Internet Services.  We offer both wholesale oriented communications services to enable large scale networks and high speed access to the Internet as well as similar services designed for the enterprise marketplace. Our Network and Internet Services include the following.

  •
  Transport Services.  Transport services include wavelengths and private lines. These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at a range of speeds from 1 Gpbs to 40 Gbps. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but include SONET or SDH protection to provide resiliency to fiber or equipment outages. Private line services are available in a wide range of speeds, including electrical, optical and Ethernet interfaces.

      Level 3 also provides transport services within our transatlantic cable system connecting North America and Europe as well as via leased bulk capacity on other transoceanic systems. "International Backhaul" transport services, interconnecting cable landing stations and the terrestrial North American and European networks, are also available.

    •
    High Speed Internet Protocol (IP) Service.  Level 3 offers wholesale and content provider customers with high speed access to the Internet over one of the largest international Internet backbones. Built largely on our own intercity and metropolitan networks in North America and Europe, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet service provider "peers."

    •
    Dedicated Internet Access.  Dedicated Internet Access, or DIA, is Level 3's enterprise focused Internet access product leveraging the same core Internet backbone as our High Speed Internet Protocol Service. Level 3's Dedicated Internet Access service offers a wide variety of access methods and speeds. The service is available stand-alone or in conjunction with managed services offerings, such as Managed Router where we deploy and manage a router that is on the customer premise or our network-based Distributed Denial of Service, or DDS, Mitigation, which protects our business customers from Internet based DDS attacks.

    •
    VPN Services.  Built on our optical transport network, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks based on IP VPN, Virtual Private LAN Service, or VPLS or Ethernet Virtual Private Line, or EVPL, technologies. These services allow service providers, enterprises and government entities to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network, while delivering high quality of service and security. These services are used for service provider and corporate data and voice networks, data center networking, disaster recovery and out-of-region or redundant customer connectivity for other service providers. VPN services are sold stand-alone or in conjunction with our managed services offerings.

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

    •
    Managed Modem.  Managed Modem is an outsourced, turn-key infrastructure solution for the management of dial up access to the public Internet. ISPs comprise a majority of the customer base for Managed Modem and are provided a fully managed dial up network infrastructure. As part of this service, we arrange for the provision of local network coverage, dedicated local telephone numbers, racks and modems as well as dedicated connectivity from the customer's location to our Gateway facility.

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

  •
  Media Services.  Our primary services that encompass our Media Services offerings for the capturing and distribution of digital content include the following.

  •
  Vyvx Services.  We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLIV® marked the 21st consecutive year that the NFL used these services, and the sixth year anniversary of the first live broadcast event ever carried using our high definition (HD) transport service offering. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

  •
  CDN Services.  Our content delivery network services combine our IP network, gateway facilities and patented technology that directs a requestor or end user to the best location or server cluster in our network to retrieve the requested content based on location and network conditions. Our CDN services provide customers with improved performance, economics, scalability, reliability and reach for their web applications. Our caching and download services provide efficient http delivery of large files such as video, software, security patches, audio and graphics to mass audiences. Our streaming services can be used to deliver high performance streams, either live or on-demand, to end users using leading proprietary protocols. Each service set provides a set of flexible features to enable customers to control their content delivery to ensure quality end-user experience, security, freshness and targeting. We also offer storage solutions enabling customers to upload and store content to our network as part of an optimized delivery platform. In addition to our delivery services, our patented Intelligent Traffic Management service enables customers to set rules to dynamically route traffic to meet failover or dual vendor objectives.

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

  •
  Voice Services.  We offer a broad range of local and long distance voice services targeted to both enterprise and wholesale customers including VoIP (Voice over Internet Protocol) services and traditional circuit-switch based services. Our Voice services include the following.

      •
      VoIP Enhanced Local.  VoIP Enhanced Local is a VoIP service that enables broadband cable operators, IXCs, voice over IP providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance voice services via any broadband connection. The service is also used by enterprises who self-provide their own local voice features and call routing within premises-based IP PBX equipment. The service includes the essential building blocks required for residential or business voice service such as local phone numbers, local number portability, local and long distance calling, 911, operator assistance, directory listings, and directory assistance.

      •
      SIP Trunking ("SIPT").  SIPT is a VoIP-based local phone service offered to medium and large enterprises as a replacement for traditional fully featured enterprise TDM voice services. SIPT allows customers with an IP PBX to manage calls to and from the PSTN without having to purchase traditional access lines dedicated to voice. SIPT includes basic local phone service components such as local phone numbers, 911, operator assistance, directory listings, local and long distance calling. In addition, customers select from a full set of feature packages that provide core call control features such as call forwarding, call waiting and call transfer, as well as advanced features such as unified messaging, one-number identity and n-way calling.

      •
      Local Inbound.  Local Inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. Customers, such as call centers, conferencing providers, voice over IP service providers and enterprises, can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our backbone to a customer's IP voice application at a customer-selected IP voice end point.

      •
      Primary Rate Interface ("PRI").  Level 3 offers traditional enterprise TDM local phone services that can be configured in multiple ways. Enterprise customers typically use PRI services with traditional PBX equipment. PRI services come with telephone numbers, operator services, directory assistance and directory listing, 911, as well as routing features such as inbound redirect and remote call forwarding. Customers are able to utilize our PRI services to access long distance and toll free calling as well.

      •
      Long Distance.  The Long Distance services portfolio consists of local and long distance transport and termination services offered to both enterprise and wholesale customers. Our wholesale offerings include domestic and international voice termination services targeted to IXCs, wireless providers, local phone companies, cable companies, resellers and voice over IP providers. Medium and large enterprises also purchase our long distance services for their corporate calling or outbound contact center needs. All Level 3 long distance services are offered at the customer's option over circuit switch or Softswitch technologies,

      •
      Toll Free.  The Toll Free services portfolio consists of wholesale and enterprise services that terminate toll free calls that are originated on the traditional telephone network. These toll free calls are carried over either a circuit switch or Softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Customers for these services include call centers, conferencing providers, voice over IP providers and enterprises. Within this portfolio are Advanced Toll Free services that provide contact center customers the ability to define and control call handling and advanced routing between the Level 3 network and multiple customer contact center locations. Customers may also combine advanced routing with network-based Intelligent Voice

        Response, or IVR, services that drive call routing and handling based on the caller's interaction with the IVR.

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

Distribution Strategy

        To implement our communications services strategy and reach our target customers, we use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third party agent partners. The specific elements that we use depends upon the nature of the customers that are being targeted.

        We use a direct sales force to target those customers with high bandwidth and/or voice requirements. These businesses include:

  •
  domestic and international carriers;

  •
  voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

  •
  wireless providers;

  •
  large enterprises that purchase communications services in a manner similar to carriers;

  •
  broadband cable television operators;

  •
  major ISPs;

  •
  system integrators;

  •
  video distribution companies;

  •
  mega portals;

  •
  providers of online gaming;

  •
  software service providers;

  •
  social networking providers;

  •
  traditional media distribution companies including broadcasters, television networks and sports leagues; and

  •
  the U.S. federal government and its agencies.

        We also use a direct sales force to target those business customers and other customers that make communications purchasing decisions on a local or regional basis. Smaller opportunities are serviced by an inside or call center based sales force generally selling pre-defined bundles of services. The customers that we target with this combination are generally those in the mid market, which we define as including medium enterprises that are generally outside the Fortune® 300, small regional service providers, educational institutions and some state governments. We also complement our direct and inside sales forces that targets these customers with an indirect sales channel of third party agent partners. During 2009, we launched an increased focus on using our existing metropolitan assets to target these opportunities with our direct sales force from a local presence. In 2009, we completed these efforts in a total of 31 markets, which were grouped into 15 general manager territories. We expect to continue expanding these efforts during 2010.

        Our sales functions are supported by dedicated employees in sales and customer target marketing. These sales functions are also supported by centralized service or product management and development, general or corporate marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

        We have implemented policies and procedures to review the financial condition of potential and existing customers. We apply these procedures to determine whether collectability of services billed is probable prior to the time that we begin delivering services to a customer. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, we will not recognize revenue attributable to that customer until we receive cash. Based on these policies and procedures, we believe our exposure to collection risk within the communications business and the possible effect on our financial statements is limited. We may also experience the effects of the downturn in the economy and specifically the telecommunications industry; however, we believe the concentration of credit risk with respect to receivables is mitigated due to the dispersion of our customer base among geographic areas and remedies provided by terms of contracts and by law.

        For the year ended December 31, 2009, our top ten customers represented approximately 28% of our total communications revenue.

Our communications network

        Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2009, our network encompasses:

  •
  approximately 67,000 intercity route miles in North America, which we expect to reduce to approximately 42,000 intercity route miles based upon our determinations on whether to retain or eliminate overlapping routes;

  •
  an intercity network covering approximately 12,000 miles across Europe;

  •
  metropolitan fiber networks in approximately 125 markets containing approximately 27,000 route miles in the United States and Europe;

  •
  approximately 145 markets in service in North American and approximately 45 markets in service in Europe;

  •
  approximately 6.9 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  substantial transoceanic cable system capacity, primarily across the Atlantic ocean.

        Terrestrial Intercity Networks.    Our approximately 67,000 mile fiber optic intercity network in North America, which we expect will be reduced to approximately 42,000 miles, include the following characteristics.

  •
  Multiple Conduits. In approximately 26,000 miles of our intercity network, we have installed groups of multiple conduits. We believe that the availability of spare conduits will allow us to deploy future technological innovations in optical networking components as well as providing us with the flexibility to offer conduit to other entities.

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

Our intercity network covering approximately 12,000 miles across Europe incorporates a multiple conduit structure in approximately 4,000 miles and many of the same characteristics as described above with respect to our North American intercity network in a multiple ring architecture.

        Local Market Infrastructure.    Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points—including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

        We had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities as of December 31, 2009, and had completed the build out of approximately 4.6 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As a result of our acquisitions, some of our facilities are larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support the sale of colocation services. Availability of these services varies by location.

        As of December 31, 2009, we had operational, facilities based, local metropolitan networks in 116 U.S. markets and 9 European markets.

        As of December 31, 2009, we also had approximately 145 markets in service in North America and approximately 45 markets in service in Europe.

        Transoceanic Networks.    Our European network is linked to our North American intercity network by leased capacity and by the Level 3 transatlantic cable system, which was completed and placed into service during 2000 and originally had a design capacity of 1.28 Tbps. The deployment of the system—which we refer to as the Yellow system—was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest, in the Yellow system. Under the co-build agreement, Level 3 and Global

Crossing Ltd. each now separately own two of the four fiber pairs on the Yellow system. The Yellow system was recently upgraded and our two fiber pairs have a current capacity of 900 Gbps, and we expect to further increase the capacity to 1.8 Tbps during the first half of 2010.

        We acquired additional capacity on Atlantic Crossing 1, to serve as redundant capacity for our fiber pairs on the Yellow system. We also own capacity in the TAT-14 cable system. In connection with our acquisition of WilTel Communications, LLC, or WilTel, we secured additional capacity on Atlantic Crossing 1 and on TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional optional capacity from Apollo Submarine Cable System Ltd. In January 2007 we purchased 150 Gigabits of the additional optional capacity available from Apollo Submarine Cable System Ltd, 150 Gigabits in May 2007 and an additional 100 Gigabits in November 2007. We are also acquiring an additional 1 Terabit of capacity on the Apollo South cable system, which will be drawn down over a four year period. We are also an owner on the Japan-US, and China-US cable systems, an indefeasible right of use, or IRU, holder on Southern Cross cable system as well as an owner on the Americas II cable and an IRU holder on the Arcos system. We also own capacity on the Reliance-Globacom transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system. In 2009, we also secured 30 Gigabits of additional capacity on the Atlantic Crossing I cable system.

Our Patent Portfolio

        Through acquisitions and through our own research and development, we have approximately 885 patents and patent applications in the United States and around the world, as of December 31, 2009. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.

        In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a cross-license agreement with IBM entered into in December, 2007, giving us access to technology covered by IBM's approximately (at that time) 42,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.

        We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. Most of the patent infringement suits brought against us to date have been initiated by patent-holding companies who do not operate telecommunications businesses and who are less likely to be subject to a counter-claim of infringement by us. Finally, the extensiveness of our patent portfolio gives us the option to cross-license with others having similarly broad portfolios on terms acceptable to us, mitigating the risk that others will wish to assert patent infringement claims against us.

        We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing and we will continue to appropriately enforce our patents against infringement by others.

Our Content Acquisition and Delivery Networks

        We believe that our Vyvx and Content Distribution Network, or CDN, assets combined with our other network infrastructure provide us with a competitive advantage in the content acquisition and distribution business. This belief is based on several factors.

    •
    Network Scale.  Because we are a facilities based provider, our ability to increase capacity to meet the needs of content providers is greater than other CDN providers who do not have the flexibility to quickly increase their available network capacity.

    •
    Network Reach.  We believe our customers' content reaches global Internet destinations using an average number of "hops" that are fewer than with most other CDN providers, which enables our customers to easily reach their audiences and provide a better viewing experience. The fewer number of hops required to reach Internet destinations serves to reduce latency and jitter.

    •
    Low Cost Position.  Because we own or control much of the underlying network infrastructure required to deliver our CDN services, we believe that we are positioned to offer cost advantages to our customers. By moving content at scale, our customers can take advantage of lower unit costs for bandwidth, colocation, servers and disk space.

    •
    Network Performance.  Because we own or control much of the underlying network infrastructure, we believe that we are positioned to optimize end user performance as we are the operators of that infrastructure.

CDN Applications

        There are an increasing number of applications for CDN, across many types of customers, particularly Internet-centric businesses and businesses that desire to accommodate increasingly larger file sizes for transmission over the Internet. The media and entertainment industries use CDN services to provide on-demand streaming and live streaming. Social Networking businesses require CDN to provide their customers with fast reliable music and video downloads. Likewise, through the use of CDN, software companies are able to provide software downloads for their customers. Online retailers and advertisers use CDN services to provide images and to download advertisements. Online gaming companies provide game downloads, applications updates and delivery of demos and trailers through CDN.

Content Acquisition and Distribution Services Architecture

        CDN describes a system of computers networked together across the Internet to provide content to users in the most efficient manner to enable an optimal user experience. In a CDN, nodes or groups of computers are deployed in multiple locations closer to the end user, also known as the "edge of the network" and cooperate with each other to satisfy requests for content by end users, transparently moving content behind the scenes to optimize the delivery process. Requests for content are directed intelligently through sophisticated software applications to nodes that provide optimal performance for end users.

        The Vyvx platform transmits audio and video programming for our customers over our fiber-optic network and via satellite. We use our network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include live sporting events of the major professional sports leagues. For live events where the location is not known in advance, such as breaking news stories in remote locations, we provide an integrated satellite and fiber-optic network based service to transmit the content to our customers. Most of our customers for these services contract for the service on an event-by-event basis; however, we have some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming at any time.

        The CDN platform directs network traffic across our existing physical network and infrastructure. The CDN platform is composed of the edge server or computer that provides caching and streaming functions, and the global server that provides load balancing—that is, a computer that directs the traffic to the most efficient edge server to meet the end user's request. The edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves response times for that stored content. The global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service node that is closest to the end user or to the one with enough capacity to service the request of the end user.

Business Support Systems

        In order to pursue our business strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. These development activities also relate to the integration of the systems that were used by the companies that we have acquired. Through the development of our business support systems, we believe that we have the opportunity to develop a competitive advantage relative to traditional telecommunications companies. In addition, we recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.

        We are currently deploying a unified set of simplified processes and systems that have been designed to streamline and synchronize our service, sales and operational functions. These processes and systems have been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management. We completed the foundation of this platform at the end of 2009, and we are now focused on operational efficiency improvements and data integrity and migration.

        Key design aspects of the business support system development program are:

  •
  integrated modular applications to allow us to upgrade specific applications as new services are available;

  •
  a scalable architecture that allows our customers and third party sales channel partners direct access to certain functions that would otherwise have to be performed by our employees;

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

Competition

        The communications industry has been and is highly competitive. In the late 1990s and the early 2000s, significant new capacity was deployed by both existing and new entrants. This oversupply led to a period of financial restructuring and industry consolidation. We believe that these occurrences have led to an improved industry structure. However, given the significant economies of scale inherent in the communications industry, we believe further consolidation may occur.

        Our primary competitors are long distance carriers, incumbent local exchange carriers, competitive local exchange carriers, PTTs, Content Delivery Network companies, and other companies that provide communications services. The following information identifies some key competitors for each of our service offerings.

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

        For transport services, our key competitors in the United States are other facilities based communications companies including AT&T, Verizon, Qwest, tw telecom, Abovenet and XO. In Europe, our key competitors are other carriers such as PTTs, Telia International, Colt, KPN, Belgacom and Global Crossing.

        Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include Equinix, Savvis, Switch & Data and Internap. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe.

        In the enterprise market, our key competitors include incumbent local exchange carriers (such as AT&T, Verizon and Qwest) and competitive local exchange carriers (such as tw telecom).

        For content distribution network or CDN services, our key competitors include Akamai Technologies and Limelight Networks.

        The communications industry is subject to rapid and significant changes in technology. For instance, periodic technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications industry, which—unlike the traditional incumbent carriers we also compete with—are not burdened by an installed base of outmoded or legacy equipment.

Regulation

  Federal Regulation

        The Federal Communications Commission or the FCC has jurisdiction over interstate and international communications services. The FCC's regulation of common carriers without market power, such as us, is less stringent than its regulation of dominant incumbent local exchange carriers. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities- and resale-basis as well as various wireless licenses. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

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

        Special Access Regulation.    Special access services are "lit" loop or transport facilities that support the transmission of data on a point-to-point basis, and may often also be referred to as "private lines." Level 3 purchases a substantial amount of special access services from ILECs and other telecommunications carriers to reach customer premises and, less frequently, to support interoffice transport requirements. In addition, Level 3 provides special access services to end user customers and to other carriers via its own network and/or through the resale of other carriers' special access services.

        In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to "price cap" regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the "pricing flexibility" regime under which ILECs have obtained the ability to enter into more individualized relationships with customers based upon certain threshold showings of the presence of competitors in a specific geographic and product market. We have requested as a measure of interim relief that the FCC prohibit (or "freeze") any increases by ILECs in the rates applicable to special access services pending the gathering of data and adoption of final rules in this proceeding. Others have advocated for additional relief, including a revocation altogether of ILEC pricing flexibility and/or reduction of "price cap" ILEC interstate special access rates. The FCC has not yet ruled on Level 3's request for interim relief or the other pending requests. The FCC is reviewing the voluminous record in this proceeding, but we do not anticipate that the FCC will issue a comprehensive ruling in this rulemaking in 2010.

        In addition, as a condition to approval of the merger between AT&T and BellSouth, the FCC limited the ability of the merged company to increase prices for interstate special access services until December 2010. Another merger-related condition required AT&T to reduce its interstate special access rates in areas for which it had been granted pricing flexibility to the same level as those rates charged for services subject to price cap regulation; this condition expires as of July 2010. When these conditions expire, absent a grant of interim relief such as the pricing "freeze" requested by Level 3 in the FCC's special access proceeding, AT&T may be able to increase its prices for some of the interstate special access services that we buy. We cannot predict the impact of the outcome of the special access proceeding or the expiration of the merger conditions on the rates that we pay to ILECs for interstate special access services.

        National Broadband Plan.    As part of the American Recovery and Reinvestment Act of 2009, Congress mandated that the FCC, in coordination with the National Telecommunications and Information Administration (NTIA), develop a National Broadband Plan (the "Plan") to ensure that all people of the United States have access to broadband capability and to establish benchmarks for meeting that goal. The FCC is required to analyze the most effective and efficient mechanisms for ensuring broadband access by everyone, to provide a detailed strategy for achieving affordability and maximizing utilization of broadband infrastructure and services by the public, to evaluate the status of development of broadband services, and to plan to use broadband infrastructure and services for national purposes. The FCC has announced that it will present its Plan to Congress on March 17, 2010.

        As part of that effort, the FCC opened a proceeding in April 2009 and sought public input on numerous issues related to the development of its Plan. In thirty (30) Public Notices, and numerous public workshops and field hearings, the Commission sought public input on a range of policy, technical, economic and social issues related to nationwide broadband deployment. Among other issues, the FCC is considering what changes should be made to the Commission's policies with respect to middle mile transport, intercarrier compensation, the universal service fund, pole attachments and rights-of-way, spectrum allocation, and broadband adoption to further the Commission's goal of fostering nationwide broadband access.

        We anticipate that the Plan will contain multiple recommendations for future actions that the Commission and Congress should take to further nationwide broadband access. Following the submission of the FCC's Plan to Congress, we anticipate that the FCC will propose rule changes consistent with the Plan and will seek additional comments before any final rules stemming from its effort are adopted. The development of the FCC's National Broadband Plan may lead to multiple changes in the legal and regulatory environment in which the Company operates. We cannot predict the nature and extent of the impact that the outcome of this proceeding will have on the Company and its operations.

        Network Neutrality.    In 2005, the FCC adopted its Internet Policy Statement seeking to safeguard and promote unimpeded access to the Internet by announcing the following four general Internet policy principles that, subject to reasonable network management, would guide the FCC's interpretation of its statutory responsibilities to encourage broadband deployment and preserve and promote the open and interconnected nature of the public Internet. Specifically, consumers are entitled to:

  •
  access the lawful Internet content of their choice;

  •
  run applications and use services of their choice, subject to the needs of law enforcement;

  •
  connect their choice of legal devices that do not harm the network; and

  •
  competition among network providers, application and service providers, and content providers.

        In 2008, the FCC issued an order finding that Comcast violated the Internet Policy Statement and engaged in "unreasonable network management practices" by blocking BitTorrent and other peer-to-peer Internet traffic. The FCC required Comcast to disclose details of its network management practices, commit to a plan to cease such practices, and provide details of a new nondiscriminatory network management practice. Comcast appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit arguing, among other things, that the FCC did not have legal authority to issue the ruling. The Court has not yet ruled in Comcast's appeal. We cannot predict the nature and extent of the impact that the outcome of this proceeding will have on the Company and its operations

        In October 2009, the FCC initiated a separate rulemaking proceeding to address interconnection, nondiscrimination and openness, the value of open networks (specifically the effect on investment, innovation and entrepreneurship, content, and competition) and affordability of broadband, among other things. The FCC also proposed to adopt two additional principles on nondiscrimination and transparency. The proposed nondiscrimination principle would require providers of broadband Internet access service to treat lawful content, applications, and services in a nondiscriminatory manner. The proposed transparency principle would require providers of broadband Internet access services to disclose such information concerning network management and other practices as is reasonably required for users and content, application, and service providers to enjoy the FCC's codified protections. The FCC is considering the thousands of initial comments on its net neutrality proposal and we do not anticipate the release of any rules or regulations until the third quarter of 2010 at the earliest. The development of net neutrality rules may create new rights and obligations and/or otherwise lead to change in the legal and regulatory environment in which the Company operates. We cannot predict the nature and extent of the impact that the outcome of the net neutrality proceeding will have on Company and its operations.

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

        In its decision on Nov. 5, 2008, the FCC responded to a mandamus order from the United States Circuit Court of Appeals for the District of Columbia concerning its 2001 ISP Remand Order. In that Mandamus Order, the FCC clarified that it had jurisdiction over ISP bound traffic pursuant to the reciprocal compensation provisions of the Telecommunications Act of 1996 regardless of whether the traffic was local or long distance. The FCC then decided to maintain the existing compensation regime it had established for ISP-bound traffic with a rate of $0.0007 per minute of use. The Court of Appeals for the United States in the District of Columbia upheld the FCC's order in January 2010.

        Level 3 maintains approximately 233 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Level 3's agreement with AT&T expires on January 11, 2011. Level 3's agreement with Verizon expired on March 31, 2009. Upon expiration of the agreement, Level 3 and Verizon will continue to provide services until a successor agreement has been reached.

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

  State Regulation

        The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is difficult to predict how quickly full competition for local services will be realized.

        State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. We are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we will be required to obtain and maintain interconnection agreements with ILECs where we wish to provide service. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers.

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

European Regulation

        Unlike the United States which has a federal-state regulatory scheme, the European Union has adopted a more systematic approach to the convergence of networks and the regulation of telecommunications services. The European Commission oversees the implementation by its Member States of various directives developed to regulate electronic communications in a technology and platform neutral manner. In February 2003, the European Union adopted a new regulatory framework for electronic communications that is designed to address in a technologically neutral manner the convergence of communications across telecommunications, computer and broadcasting networks. The directives address: (1) framework (2) interconnection and access, (3) authorization and licensing, (4) universal service and (5) privacy. These directives and an additional decision on radio spectrum replace the existing 20 directives on electronic communications. Pursuant to that framework, the licensing regime was replaced with a general authorization. Our existing licenses were canceled and replaced with a general authorization.

        Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union and it is difficult to predict when they will be implemented at the national level. Even with harmonization, the national regulatory agencies will continue to be responsible for issuing general authorizations and specific licenses.

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

        While competition is permitted in all other Canadian telecommunications market segments, we believe that the ILECs continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997 and furthered by a Federal Government policy direction, the CRTC has released a number of decisions opening to competition the Canadian local telecommunications services market. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities based long distance carriers. CLECs have the same status as ILECs, but without universal service or customer tariff filing obligations. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

        With respect to VoIP services, the CRTC ruled in Decision 2005-28 that it should forbear from regulating circuit switched VoIP services. As a result, ILECs are not required to file tariffs for the provision of long distance VoIP services. With respect to local VoIP services, the Governor in Council varied the CRTC decision to treat VoIP services as other local exchange services by making an exception for access independent VoIP services that do not include an ILEC-provided loop. Furthermore, the ILEC, Bell Canada, has received approval of its application to be relieved of the requirement to obtain pre-approval for price changes for its local VoIP services. Bell has been permitted to notify the CRTC two business days in advance of changes as long as the price is within an authorized range.

        In a March 3, 2008 decision, the CRTC established the regulatory framework for wholesale telecommunications services with rules for the regulation and pricing provided by ILECs to competitive service providers such as alternative local and long distance carriers, resellers and ISPs. The CRTC decision revised its definition of an "essential service", established a six-category framework for the CRTC's regulation of wholesale telecommunications services, categorized various available wholesale services within these identified categories, and established the regulatory conditions associated with each service category, notably mandated access and pricing principles, as well as the process for the phase-out of regulation for certain services found to be non-essential. In its 1997 local competition decision, the CRTC had tied essential facilities to those provided on a monopoly basis. In the 2008 decision, non-monopoly facilities will have to be provided to competitors if the CRTC makes a determination that withdrawal of mandatory access would likely result in a substantial lessening or prevention of competition. The CRTC classified wholesale services that are currently regulated into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non-essential subject to phase-out of regulation. Very few services were classified as essential. In the category of "conditional essential" wholesale services, the CRTC included wholesale services used for local telephony (primarily unbundled local loops), low-speed competitor digital network access services, DS-0 and DS-1 access facilities and ADSL access services used to provide high-speed Internet access services to residences and businesses. This essential conditional category classification will continue until it is demonstrated that wholesale alternatives functionally equivalent are sufficiently present such that withdrawing mandated access would not likely result in a substantial lessening or prevention of competition in the local exchange services market. Regarding network interconnection services, customer access facilities, and support structure services, the CRTC considers that these arrangements are technologically and competitively neutral to the greatest extent possible, enable competition from new technologies, and do not artificially favor Canadian carriers or resellers.

        The CRTC has conditionally forborne from regulating the retail Internet services, but not the wholesale Internet services, of Canadian carriers preserving its regulatory powers relating to unjust discrimination and undue preference or advantage. The CRTC has ruled (Telecom Decision 2008-108) that Bell Canada's application of its traffic shaping measures to its wholesale ADSL access service known as Gateway Access Service (GAS) were not in violation of the Act. In Public Notice 2008-19, the CRTC noted that Decision 2008-108 dealt only with Bell Canada's practice of throttling P2P traffic at certain times of the day in relation to its GAS being provided to wholesale customers. In the Public Notice, the CRTC announced it would explore the current and potential Internet traffic management practices of all ISPs operating in Canada, examining both retail and wholesale services. In October 21, 2009, the CRTC released a policy framework dealing with Internet Traffic Management Practices for Internet Service Providers. The policy requires ISPs to disclose their network management practices, to implement those practices in a manner that addresses only the offending conduct; and must be competitively neutral. The CRTC said that it would implement its policy on a case-by-case review. At this time, the Company cannot predict the impact this policy might have on its operations.

Our Other Business

        Our company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses. We entered the coal mining business in 1943, the telecommunications business in 1988, the information services business in 1990 and the alternative energy business in 1991. We have also made investments in several development stage ventures.

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

        On November 30, 2005, we completed the sale of our (i)Structure, LLC subsidiary to Infocrossing, Inc. Prior to the sale, (i)Structure provided computer operations outsourcing to customers located primarily in the United States. On September 7, 2006, we completed the sale of 100% of the capital stock of our indirect, wholly owned subsidiary, Software Spectrum, Inc. ("Software Spectrum"), to Insight Enterprises, Inc. Prior to the sale, Software Spectrum was a leading direct marketer of software and provider of software licensing services to corporations. With the completion of the sale of Software Spectrum, we exited the information services business.

  Coal Mining

        We are engaged in coal mining through our subsidiary, KCP, Inc. or KCP. KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. or PKS. Decker Coal Company or Decker is a joint venture with Western Minerals, Inc., which is a subsidiary of Cloud Peak Energy Inc. Black Butte Coal Company or Black Butte is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales were made under long-term contracts to a limited number of customers, including Pacificorp (Black Butte), Idaho Power (Black Butte), Sierra Pacific (Black Butte), The Detroit Edison Company (Decker), Virginia Power (Decker), Wolf Mountain (Decker) and Minnesota Power (Decker). The mines have commitments to deliver approximately 18.6 million tons of coal through 2015 under contracts with Pacificorp, Idaho Power and Sierra Pacific. The mines also have other sales commitments, including those with The Detroit Edison Company, Wolf Mountain and Virginia Power that provide for the delivery of approximately 2.5 million tons through 2011. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. There was no fee for 2009 as KCP had an adjusted operating loss.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2008, the most recent year for which information is available, KCP's production represented less than 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

        We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2009 was approximately $5 million. KCP's share of accrued estimated reclamation costs was $103 million at December 31, 2009. We were not required to make significant capital expenditures for environmental compliance with respect to the coal business in 2009. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.
ATM (asynchronous transfer mode)	An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty-three byte long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
caching	A process by which a Web storage device or cache is located between Web servers (or origin servers) and a user, and watches requests for HTML pages and objects such as images, audio, and video, then saves a copy for itself. If there is another request for the same object, the cache will use its copy, instead of asking the origin server for it again.
capacity	The information carrying ability of a telecommunications facility.
carrier	A provider of communications transmission services by fiber, wire or radio.
CDN	Content Distribution Network or CDN describes a system of computers networked together across the Internet that cooperate transparently to deliver various types of content to end users. The delivery process is optimized generally for either performance or cost. When optimizing for performance, locations that can serve content quickly to the user are chosen. When optimizing for cost, locations that are less expensive to serve from may be chosen instead.
central office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.

CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other's network and provides access and services on an equal basis.
common carrier	A government defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
dialing parity	The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers' designation.
equal access	The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.
facilities based carriers	Carriers that own and operate their own network and equipment.
fiber optics	A technology in which light is used to transport information from one point to another. Fiber optic cables are thin filaments of glass through which light beams are transmitted over long distances carrying enormous amounts of data. Modulating light on thin strands of glass produces major benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.
Gbps	Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.
ILEC	Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as "LEC" (Local Exchange Carrier).
Interconnection	Interconnection of facilities between or among the networks of carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.
InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.

ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.
ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.
LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area. LECs include both ILECs and CLECs.
local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.
long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
MPLS	MultiProtocol Label Switching. A standards approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.
multiplexing	An electronic or optical process that combines a large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).
NAP	Network Access Point. A location at which ISPs exchange traffic with each other.
OC-3	A data communications circuit capable of transmitting data at 155 Mbps.
OC-12	A data communications circuit capable of transmitting data at 622 Mbps.
OC-48	A data communications circuit capable of transmitting data at approximately 2.45 Gbps.

PBX	Private Branch eXchange. A PBX, sometimes known as a phone switch or phone switching device, is a device that connects office telephones in a business with the PSTN. The functions of a PBX include routing incoming calls to the appropriate extension in an office, sharing phone lines between extensions, automated greetings for callers using recorded messages, dialing menus, connections to voicemail, automatic call distribution and teleconferencing.
peering	The commercial practice under which ISPs exchange traffic with each other. Although ISPs are free to make a private commercial arrangement, there are generally two types of peering. With a settlement free peering arrangement the ISPs do not need to pay each other for the exchange of traffic. With paid peering, the larger ISP receives payment from the smaller ISP to carry the traffic of that smaller ISP. Peering occurs at both public and private exchange points.
POP	Point of Presence. Telecommunications facility where a communications provider locates network equipment used to connect customers to its network backbone.
private line	A dedicated telecommunications connection between end user locations.
PSTN	Public Switched Telephone Network. That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.
Public Safety Answering Point	An answering location for 911 calls originating in a given area. PSAPs are typically a common bureau used to answer emergency calls and dispatch safety agencies such as police, fire, emergency medical, etc.
RBOCs	Regional Bell Operating Companies. Originally, the seven local telephone companies established as a result of the AT&T Divestiture.
reciprocal compensation	The compensation of a CLEC for termination of a local call by the ILEC on the CLEC's network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the ILEC's network.
resale	Resale by a provider of telecommunications services (such as a LEC) of such services to other providers or carriers on a wholesale or a retail basis.
router	Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.
selective router	Telephone switch or functional equivalent, controlled by the relevant local exchange carrier (LEC), which determines the PSAP to which a 911 call should be delivered based on the location of the 911 caller.

SONET	Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.
special access services	The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.
streaming	Streaming is the delivery of media, such as movies and live presentations, over a network in real time. A computer (a streaming server) sends the media to another computer (a client computer), which plays the media as it is delivered.
switch	A device that selects the paths or circuits to be used for transmission of information and establishes a connection. Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.
Tbps	Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.
T-1	A data communications circuit capable of transmitting data at 1.544 Mbps.
TDM	Time Division Multiplexing. A technology that transmits multiple signals simultaneously over a single transmission path.
unbundled	Services, programs, software and training sold separately from the hardware.
unbundled access	Access to unbundled elements of a telecommunications services provider's network including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.
VoIP	Voice over Internet Protocol
VPC	VoIP Positioning Center. An entity that maintains an end user location database and manages the technology including query keys and routing number pools used to deliver 911 calls to the correct PSAP for emergency handling.
web site	A server connected to the Internet from which Internet users can obtain information.
wireless	A communications system that operates without wires. Cellular service is an example.
world wide web or web	A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.
xDSL	A term referring to a variety of newer Digital Subscriber Line technologies. Some of these newer varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

        Set forth below is information as of February 26, 2010, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.	78	Chairman of the Board
James Q. Crowe	60	Chief Executive Officer and Director
Jeff K. Storey	49	President and Chief Operating Officer
Charles C. Miller, III	57	Vice Chairman, Executive Vice President and Director
Sunit S. Patel	48	Executive Vice President and Chief Financial Officer
Thomas C. Stortz	58	Executive Vice President, Chief Legal Officer and Secretary
Eric J. Mortensen	51	Senior Vice President and Controller
R. Douglas Bradbury	59	Director(1)
Douglas C. Eby	50	Director(1)
Admiral James O. Ellis, Jr.	62	Director(3)
Richard R. Jaros	58	Director(2)
Robert E. Julian	70	Director(1)
Michael J. Mahoney	59	Director(2)
Rahul N. Merchant	53	Director(1)
Arun Netravali	63	Director(2)
John T. Reed	66	Director(1)(3)
Michael B. Yanney	76	Director(3)
Dr. Albert C. Yates	68	Director(2)

(1)
Member of Audit Committee
(2)
Member of Compensation Committee
(3)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of February 26, 2010, about the following members of senior management of Level 3 Communications, LLC.

Name	Age	Position
Sureel A. Choksi	37	Chief Marketing Officer
Andrew Crouch	39	President Wholesale Markets Group
James Heard	47	President European Markets Group
Jeffrey Tench	37	President Business Markets Group
John F. Waters, Jr.	44	President Operations, Chief Technology Officer
Mark Martinet	43	Chief Information Officer
Peter D. Neill	41	Senior Vice President Content Markets Group

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons', Inc. ("PKS") since the split-off in 1998. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., MidAmerican Energy Holdings Company ("MidAmerican"), and Valmont Industries, Inc. Mr. Scott was also previously a director of Burlington Resources Inc., Commonwealth Telephone Enterprises, Inc. ("Commonwealth") and RCN Corporation ("RCN").

        James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until July 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe was also previously a director of Commonwealth and RCN.

        Jeff K. Storey has been the President and Chief Operating Officer of the Company since December 2008. From December 2005 until May 2008, Mr. Storey, was President—Leucadia Telecommunications Group of Leucadia National Corporation, where he directed and managed Leucadia's investments in telecommunications companies. Prior to that, beginning in October 2002 Mr. Storey was President and Chief Executive Officer of WilTel Communications Group, LLC until its sale to the Company in December 2005. Prior to this position, Mr. Storey was Senior Vice President—Chief Operations Officer, Network for Williams Communications, Inc., where he had responsibility for all areas of operations for the company's communications network, including planning, engineering, field operations, service delivery and network management.

        Charles C. Miller, III has been Vice Chairman and Executive Vice President of the Company since February 2001. Mr. Miller has also been a director of the Company since February 2009. Mr. Miller was previously a director from February 2001 until May 2004. Prior to joining the Company, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987 until 1995.

        Sunit S. Patel has been Chief Financial Officer and an Executive Vice President of the Company since March 2008. Prior to that, Mr. Patel was Chief Financial Officer from May 2003 and a Group Vice President of the Company from March 2003 to March 2008. Prior to that, Mr. Patel was Chief Financial Officer of Looking Glass Networks, Inc., a provider of metropolitan fiber optic networks, from April 2000 until March 2003. Mr. Patel was Treasurer of WorldCom Inc. and MCIWorldcom Inc., each long distance telephone services providers from 1997 to March 2000. From 1994 to 1997, Mr. Patel was Treasurer of MFS.

        Thomas C. Stortz has been Executive Vice President, Chief Legal Officer and Secretary since February 2004. Prior to that, Mr. Stortz was Group Vice President, General Counsel and Secretary of the Company from February 2000 to February 2004. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc.

        Eric J. Mortensen has been Senior Vice President and Controller of the Company since 2003. Prior to that, Mr. Mortensen was Vice President and Controller of the Company from 1999 to 2003 and was the Controller of the Company from 1997 to 1999. Prior to that, Mr. Mortensen was Controller and Assistant Controller of Kiewit Diversified Group for more than five years.

        R. Douglas Bradbury has been a director of the Company since February 2009. Mr. Bradbury is a private investor. Mr. Bradbury served as Vice Chairman of the Company from 2000 to 2003 and as Executive Vice President and Chief Financial Officer of the Company from 1997 to 2000. Mr. Bradbury was previously a member of the Company's Board from 1997 to 2003. Prior to joining Level 3, Mr. Bradbury was Executive Vice President and Chief Financial Officer of MFS until its purchase by WorldCom, Inc. in 1996. He currently serves on the board of directors of LodgeNet Interactive Corporation, a leading provider of media and connectivity solutions designed to meet the needs of hospitality, healthcare and other guest-based businesses. Mr. Bradbury is a member of the Audit Committee.

        Douglas C. Eby has been a director of the Company since August 2007. Mr. Eby has been a private investor since December 2009. Mr. Eby was previously chairman and CEO of TimePartners LLC, an investment advisory firm from 2004 until December 2009. Prior to that, from April 1997 until September 2007, Mr. Eby was President of Torray LLC, a registered investment advisory firm, having joined Torray LLC in 1992. Mr. Eby is also a member of the Board of Directors of Markel Corporation, a specialty insurance company and chairman of the board of directors of Realty Finance Corporation, a commercial real estate specialty finance company. Mr. Eby is also a past member of the Board of Trustees and past Chairman of the Boys and Girls Clubs of Greater Washington, DC and a past trustee of Suburban Hospital Healthcare System, a member of The Johns Hopkins Health System Corporation. Mr. Eby is a member of the Audit Committee.

        Admiral James O. Ellis, Jr. U.S. Navy (ret.) has been a director of the Company since March 2005. Effective May 2005, Admiral Ellis became the president and chief executive officer of the Institute of Nuclear Power Operations or INPO, a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Admiral Ellis most recently served as Commander, U.S. Strategic Command in Omaha, Nebraska, before retiring in July 2004 after 35 years of service in the U.S. Navy, as Commander of the Strategic Command. In his Naval career, he held numerous commands. A graduate of the U.S. Naval Academy, he also holds M.S. degrees in Aerospace Engineering from the Georgia Institute of Technology and in Aeronautical Systems from the University of West Florida. He served as a Naval aviator and was a graduate of the U.S. Naval Test Pilot School. Admiral Ellis is also a member of the Board of Directors of Lockheed Martin Corporation, a global security company and Inmarsat PLC, an owner and operator of geostationary satellites from which a wide range of voice and high-speed data services are provided. Admiral Ellis is the Chairman of the Nominating and Governance committee.

        Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros has been a private investor for more than the past five years. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993. Mr. Jaros was previously a director of Commonwealth, MidAmerican and RCN. Mr. Jaros is the Chairman of the Compensation Committee.

        Robert E. Julian has been a director of the Company since March 1998. Mr. Julian has been a private investor for more than the past five years. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is a member of the Audit Committee.

        Michael J. Mahoney has been a director of the Company since August 2007. Mr. Mahoney has been a private investor since March 2007. From 2000 until March 2007, Mr. Mahoney was the president and chief executive officer of Commonwealth. Prior to that, from 1997 until 2000, Mr. Mahoney was president and chief operating officer of RCN. Mr. Mahoney also served as president and chief operating officer of C-TEC Corporation from 1993 until 1997. Mr. Mahoney is a member of the Board of Trustees of Wilkes University. Mr. Mahoney is a member of the Compensation Committee.

        Rahul N. Merchant has been a director of the Company since September 2009. Mr. Merchant has been a partner at Exigen Capital, a private equity firm based in New York City since 2008. From 2006 until 2008, Mr. Merchant was Executive Vice President, Chief Information Officer and Member of the Executive Committee at Fannie Mae. In this role, he led and transformed Technology and Operations groups. Prior to joining Fannie Mae, Mr. Merchant was Senior Vice President and Chief Technology Officer at Merrill Lynch & Co. In this role, Mr. Merchant managed the global technology organization from 2000 until 2006. Mr. Merchant has also held senior leadership positions at Cooper Neff and Associates, Lehman Brothers, Sanwa Financial Products and Dresdner Bank. Mr. Merchant serves as a member of the Board of Director at Fair Isaac Corporation (FICO), Collabera, Inc. and Netuitive, Inc. He also serves on the board of advisors to the American India Foundation. Mr. Merchant was previously a director of Sun Microsystems, Inc. Mr. Merchant is a member of the Audit Committee.

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

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been a private investor since February 2005. Mr. Reed is also a Director of First National Nebraska, Inc. and a Director of Investors Real Estate Trust, a real estate investment trust. Mr. Reed is also Chairman-Elect of Boys Town, located in Boys Town, Nebraska. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen LLP. Mr. Reed was also previously a director of Bridges Investment Fund, Inc., a mutual fund. Mr. Reed is the Chairman of the Audit Committee and a member of the Nominating and Governance Committee.

        Michael B. Yanney has been a director of the Company since March 1998. He has served as Chairman of the Board of The Burlington Capital Group, LLC (formerly known as America First Companies L.L.C.) for more than the last five years. Mr. Yanney also served as President and Chief Executive Officer of The Burlington Capital Group, LLC. Mr. Yanney was previously a director of Burlington Northern Santa Fe Corporation and RCN. Mr. Yanney is a member of the Nominating and Governance Committee.

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

        Jeffrey Tench has been the President of the Business Markets Group since November 2008, after serving as Group Vice President for Product Management beginning earlier in 2008. Prior to that, Mr. Tench served as the Senior Vice President of Product Management for Enterprise Products from March 2007 to January 2008. Mr. Tench began his career at Level 3 in 1999, and has held a range of product management positions across the entire Level 3 portfolio, including two years as Senior Vice President of Product for Level 3's European Markets Group. Before joining the Company, Mr. Tench served in a range of sales and product management positions at US WEST Communications.

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

        Mark Martinet has been Chief Information Officer since December 2009. Prior to that, Mr. Martinet was Chief Information Officer and Chief Technology Officer for BT Business, a part of BT Group plc. from September 2007 until December 2009. In this role, Mr. Martinet was responsible for improving cycle time, productivity and quality of information technology deliveries. Prior to that, Mr. Martinet was a director of Strategy and Transformation for BT Group from 2004 until September 2007. Prior to joining BT Group, Mr. Martinet held various information technology positions with Qwest Communications Corporation from 2000 until 2004.

        Peter D. Neill has been Senior Vice President Content Markets Group since April 2009. Prior to that, from September 2006 to April 2009, Mr. Neill was Senior Vice President Wholesale Markets Offer Management for the Company. Prior to joining the Company, Mr. Neill was Senior Vice President, Wireless Initiatives at Odyssey Telecorp, a telecom company, from January 2005 until September 2006. From January 2005 until March 2006, Mr. Neill was also the founder and President of PT Wireless, Inc., an early stage company that was established to be a neutral host distributed antenna system network operator to design, build, and operate RF propagation platforms for traditional wireless mobility providers and wireless ISPs using WiFi and WiMax technologies. Prior to these positions, Mr. Neill held various engineering and operations positions with AT&T Wireless Services, Inc. from 1994 until January 2005.

        At our 2010 Annual Meeting of Stockholders, the term of office of all of our directors will expire. At each annual meeting of stockholders, successors to the directors whose term expires at that annual meeting will be elected for a one-year term. Our officers are elected annually to serve until each successor is elected and qualified or until his or her death, resignation or removal.

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

Employees

        As of December 31, 2009, we had approximately 5,200 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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

        For more information about our results of operations and financial condition, you should see the discussion included under Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing later in this Form 10-K.

Risks Related to our Business

         Continued uncertainty in the global financial markets and the global economy may negatively affect our financial results.

        Continued uncertainty in the global financial markets and economy may negatively affect our financial results. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors we have described below. Our customers may defer or forego purchases of our services in response to tighter credit and negative financial news or reduce their demand for our services. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

        In addition, our operating results and financial condition could be negatively affected if as a result of economic conditions:

  •
  customers defer or forgo purchases of our services;

  •
  customers are unable to make timely payments to us;

  •
  the demand for, and prices of, our services are reduced as a result of actions by our competitors or otherwise;

  •
  key suppliers upon which we rely are unwilling or unable to provide us with the materials we need for our network on a timely basis or on terms that we find acceptable; or

  •
  our financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to us.

         Recent disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms (or at all), and have other adverse effects on us.

        Widely documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets have been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all. The effects of these disruptions are widespread, and it is impossible to predict whether the improvement in the global credit markets that began in the latter part of 2009 will continue or when the credit contraction will stop. As a result of the ongoing credit market turmoil, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.

  Communications Group

We need to not only increase but also maintain the network traffic and resulting revenue from the services that we offer to realize our targets for anticipated revenue growth, cash flow and operating performance.

        We must increase and maintain the network traffic and resulting revenue from our data, voice, content and infrastructure services at acceptable margins in order to realize our targets for anticipated revenue growth, cash flow and operating performance. If:

  •
  we do not maintain or improve our current relationships with existing key customers;

  •
  we do not develop new large volume and enterprise customers; or

  •
  our customers determine to obtain these services from either their own network or from one of our competitors;

we may not be able to increase or maintain our revenue at acceptable margins, which would adversely affect our ability to become and/or remain profitable.

         Our financial condition and growth depends upon the continued successful integration of our acquired businesses. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

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

  •
  the disruption of ongoing business and the diversion of management's attention from the management of daily operations to management of integration activities;

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

  •
  higher integration costs than anticipated; and

  •
  difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed.

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

  •
  quoting, accepting and inputting customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  billing for these services.

        Because our business provides for continued rapid growth in the number of customers that we serve and the volume of services offered as well as the continued integration of acquired companies' business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions and meet our financial goals and objectives.

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

         Our consolidated revenue is concentrated in a limited number of communications customers.

        A significant portion of our consolidated revenue is concentrated among a limited number of communications customers. For the year ended December 31, 2009, our top ten communications customers represented approximately 28% of our total consolidated revenue. If we lost one or more of our top five communications customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.

         We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.

        Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for "consequential" damages such as lost profits, a court might not enforce these limitations on liability, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers, which could negatively affect our operating results.

        The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could result in the interruption of customer service and other corporate functions until necessary repairs are effected or replacement equipment is installed. In addition, our business continuity plans may not be adequate to address a particular failure that we experience. Delays, errors, network equipment or network facility failures, including with respect to our network operations control centers and network data storage locations, could also result from natural disasters (including natural disasters that may increase in frequency as a result of the effects of climate change), disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses, or other causes. Our business could be significantly hurt from these delays, errors, failures or faults including as a result of:

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

        As we believe that one of the largest sources of future incremental demand for our communications services will be derived from customers that are seeking to distribute their video, feature rich content or applications over the Internet, we purchased our content distribution network or CDN assets in 2007. Although we have sold high speed Internet access, transport and colocation services since the late 1990's, we have only been selling our CDN services since January 2007. As a result, there are many difficulties that we may encounter, including customer acceptance, customer support system development issues, intellectual property matters, technological issues, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

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

        Our expenditures combined with non-cash compensation expense as well as depreciation and amortization expense could result in substantial net losses for the near future. For the fiscal years ended December 31, 2009 and December 31, 2008, we incurred net losses of approximately $618 million and $318 million, respectively. We expect to continue to experience net losses, and we may not be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt, or fund other business needs.

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

        In order to retain customers and revenue, we often must reduce prices in response to market conditions and trends. As our prices for some of our communications services decrease, our operating results may suffer unless we are able to either reduce our operating expenses or increase traffic volume from which we can derive additional revenue.

        We also expect revenue from our managed modem services to continue to decline primarily as a result of end users migrating to broadband services.

         The need to obtain additional capacity for our network from other providers increases our costs.

        We use network resources owned by other companies for portions of our network. We obtain the right to use such network portions, including both telecommunications capacity and rights to use dark fiber, through operating leases and IRU agreements. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease or IRU suffers financial distress or bankruptcy, we may not be able to enforce our rights to use these network assets or, even if we could continue to use these network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used.

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

        Our business is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components as well as providers of network colocation facilities that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of the current economic conditions, a supplier fails to provide critical services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business could be materially adversely affected.

         AT&T and Verizon may not provide us local access services at prices that allow us to effectively compete.

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

        The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. While we disclaim any liability for third party content in our services agreements, we may become subject to legal claims relating to the content disseminated on our network, even though such content is owned or distributed by our customers or a customer of our customers. For example, lawsuits may be brought against us claiming that material distributed using our network was inaccurate, offensive, or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for us to monitor all of the content which is distributed using our network. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

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

         Changes in regulations affecting commercial power providers may increase our costs.

        In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network and Gateway facilities. Costs of obtaining commercial power can comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could affect the costs of commercial power, which may increase the costs of providing our services and may adversely affect our operating results.

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

        In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 150 properties as of February 15, 2010. We are engaged in addressing or have liquidated environmental liabilities at 74 of those properties. Of these: (a) we have formal commitments or other potential future costs at 15 sites; (b) there are 10 sites with minimal future costs; (c) there are 14 sites with unknown future costs and (d) there are 35 sites with no likely future costs. The remaining properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

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

         Increased regulation of greenhouse gas ("GHG") emissions may adversely affect demand for coal.

        Present and proposed regulation of GHG emissions on the state, regional, national, and international level has typically included requirements applicable to the utility sector and coal-fired power plants. Therefore, such regulation could adversely affect the demand for coal in coming years, particularly from our utility customers. This could have an adverse effect on our operating results.

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

        We had substantial deficiencies of earnings to cover fixed charges of approximately $617 million for the fiscal year ended December 31, 2009, $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, and $647 million for the fiscal year ended December 31, 2005.

         We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2009, aggregate future maturities of our long-term debt, capital leases and our commercial mortgage (after taking into account the issuance of the Level 3 Financing, Inc. 10% Senior Notes due 2018 issued in January 2010, the retirement of the Level 3 Financing, Inc. 12.25% Senior Notes due 2013 and excluding debt discounts, premiums and fair value adjustments) approximated $6.659 billion. Of this long-term debt, approximately $154 million is due to mature in 2010, approximately $377 million is due to mature in 2011 and approximately $298 million is due to mature in 2012, in each case excluding debt discounts, premiums and fair value adjustments.

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

        As of December 31, 2009, we had net operating loss carry forwards of approximately $5.2 billion for federal income tax purposes. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code of 1986, as amended (the "Code") and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carry forwards and certain current deductions against any taxable income we achieve in future periods.

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

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles or as a result of other factors or errors, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

         Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.

        There can be no assurance that there will not be future terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.

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

        In addition, the terms of most of our long term debt require that upon a "change in control," as defined in the agreements that contain the terms and conditions of the long term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.

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

        Additionally, we lease approximately 120,000 square feet of office and technical space in a building located at 180 Peachtree Street, NW in Atlanta, Georgia. We also lease approximately 143,000 square feet of office and technical space in the building known as One Technology Center located at 100 South Cincinnati Avenue in Tulsa, Oklahoma. We also use approximately 8,900 square feet of office space that we own in the building located at 200 Technology Drive, Pittsburgh, Pennsylvania. We also lease approximately 128,000 square feet of office space in a building located at 1122 South Capital of Texas Highway in Austin, Texas. In Europe, we have approximately 211,000 square feet of office space in the United Kingdom and approximately 5,000 square feet of office space in France.

        Properties relating to our network operations in the communications business are described under "ITEM 1. BUSINESS—Our Communications Network" above.

        Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We ended 2009 with approximately 6.9 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.6 million square feet of this space. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements.

        We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

        Properties relating to our coal mining segment are described under "ITEM 1. BUSINESS—Our Other Businesses" above. In connection with certain existing and historical operations, we are subject to environmental risks.

ITEM 3.    LEGAL PROCEEDINGS

        Level 3 Communications, Inc. and certain of its subsidiaries (the "companies") are parties to a number of purported class action lawsuits involving the companies' right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

        The companies negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have their fiber optic cable network. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement, however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the companies have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory settlement is not ultimately negotiated and approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on June 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the "Complaint"). On July 29, 2009, the Company and the other defendants named in the Complaint filed a motion to dismiss the Complaint with prejudice which is pending before the court.

        It remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously.

        During March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al. The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara, our former President and Chief Operating Officer. The parties have agreed to a temporary stay of all activities in these actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above.

        It remains too early for the Company to reach a conclusion as to the ultimate outcome of these derivative actions. However, management believes that the complaints have numerous deficiencies including that each plaintiff failed to make a demand on the Company's Board of Directors before filing the suit.

        In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado in Walter v. Level 3 Communications, Inc., et. al., Dagres v. Level 3 Communications, Inc., et. al. and Fragale v. Level 3 Communications, Inc., et. al. The complaints allege breaches of fiduciary and other duties under the Employee Retirement Income Security Act ("ERISA") with respect to investments in the Company's common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaints claim that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above. A motion to consolidate the three actions and specify lead counsel is pending before the court.

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

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol "LVLT." As of February 24, 2010, there were approximately 7,800 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported by the NASDAQ Global Select Market of The NASDAQ Stock Market LLC.

Year Ended December 31, 2009	High	Low
First Quarter	$1.65	$0.60
Second Quarter	1.77	0.87
Third Quarter	1.72	1.11
Fourth Quarter	1.54	1.16

Year Ended December 31, 2008	High	Low
First Quarter	$3.53	$1.68
Second Quarter	4.48	1.96
Third Quarter	3.90	2.44
Fourth Quarter	2.75	0.57

  Equity Compensation Plan Information.

        We have only one equity compensation plan—The 1995 Stock Plan, as amended—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	38,254,129	†	$2.95	†‡	68,645,765
Equity compensation plans not approved by stockholders	0		$0.00		0

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

        OSOs have an initial strike price that is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial strike price is referred to as the "Initial Price." On the settlement date or the date that an employee elects to exercise an OSO, the Initial Price is adjusted—as of that date—by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement or exercise date. The Initial Price, however, cannot be adjusted below the closing price of our common stock on the day that the OSO was granted.

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

        The graph compares the cumulative total return of our common stock for the five year period from 2005 through 2009 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2004, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/04	12/05	12/06	12/07	12/08	12/09
Level 3 Common Stock	100.00	84.66	165.19	89.68	20.65	45.13
S&P 500® Index	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1),(2)
	2009	2008	2007	2006	2005
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,762	$4,301	$4,269	$3,378	$1,719
Loss from continuing operations(3)	(618)	(318)	(1,146)	(812)	(720)
Income from discontinued operations(4)	—	—	—	46	69
Net loss	(618)	(318)	(1,146)	(766)	(651)
Per Common Share:
Loss from continuing operations(3)	(0.38)	(0.20)	(0.76)	(0.81)	(1.03)
Income (loss) from discontinued operations(4)	—	—	—	0.05	0.10
Net loss	(0.38)	(0.20)	(0.76)	(0.76)	(0.93)
Dividends(5)	—	—	—	—	—
Financial Position:
Total assets	9,062	9,634	10,249	9,987	8,272
Current portion of long-term debt(6)	705	186	32	5	—
Long-term debt, less current portion(6)	5,755	6,245	6,631	7,122	5,873
Stockholders' equity (deficit)(7)	491	1,021	1,266	602	(331)

(1)
The financial information for the periods of 2008 and prior have been adjusted for the retrospective application of Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which has been codified into the guidance relating to Debt with Conversion and Other Options.

(2)
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

(3)
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

In 2008, the Company recognized approximately $25 million of impairment and restructuring charges, $36 million of induced debt conversion expenses, net, attributable to the exchange of certain of the Company's convertible debt securities, a gain on the early extinguishment of debt of $125 million as a result of certain debt repurchases, and a $99 million gain on the sale of the Company's Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers. The Company also revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations in the fourth quarter of 2008. As a result, the Company reduced its asset retirement obligations liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million.

In 2009, the Company recognized a gain of approximately $14 million as a result of debt repurchases and exchanges of certain of the Company's debt securities and $9 million of restructuring charges.

(4)
In 2005, the Company sold (i)Structure and recognized a gain on the sale of $49 million. (i)Structure revenue approximated costs in 2005.

In 2006, the Company sold Software Spectrum and recognized a gain on the sale of $33 million. The income from the operations of Software Spectrum was $13 million and $20 million for 2006 and 2005, respectively.

(5)
The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, the Company is restricted under certain debt-related covenants from paying cash dividends on shares of its common stock.

(6)
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

  In 2009, the Company received net proceeds of $274 million as a result of amending and restating its existing senior secured credit facility to increase the borrowings through the creation of a $280 million Tranche B Term Loan. The Company exchanged $142 million of its 6% Convertible Subordinated Notes due 2010 and $140 million of its 2.875% Convertible Senior Notes due 2010 for $200 million of 7% Convertible Senior Notes due 2015 and $78 million of cash. In 2009, the Company received net proceeds of $274 million from the issuance of its 7% Convertible Senior Notes due 2015, Series B. Also in 2009, the Company repurchased $126 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009, $55 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010, $13 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010, $131 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2011, $56 million aggregate principal amount of its 10% Convertible Senior Notes due 2011, and $31 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012. The Company also redeemed the remaining $13 million of its 11.5% Senior Notes due 2010, repurchased the remaining $6 million aggregate principal amount of its Floating Rate Notes due 2011 and repaid at maturity the remaining $55 million of its outstanding 6% Convertible Subordinated Notes due 2009.

(7)
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

Communications Business

        The Company is a facilities based provider of a broad range of communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2009, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

        Communications revenue consists of:

  1)
  Core Communications Services, which includes Core Network Services and Wholesale Voice Services:

  •
  Core Network Services includes revenue from transport, infrastructure, data and local and enterprise voice communication services.

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

        The two categories of Communications revenue are in different phases of the service life cycle, requiring different levels of investment and focus, and providing different contributions to the Company's Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. The Company also believes it must continue to effectively manage the positive cash flows from its Other Communications Services. Core Communications Services includes revenue from Core Network Services and Wholesale Voice Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services represents lower margin services. The Company believes that trends in its communications business are best gauged by looking at revenue trends in Core Network Services. The Company manages Wholesale Voice Services performance based on gross margin contribution rather than revenue growth. Core Network Services includes revenue from transport, infrastructure, data and local and enterprise voice communication services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the "SBC Master Services Agreement", which was obtained in the December 2005 acquisition of WilTel.

Core Communications Services

        The Company's transport and infrastructure services include metropolitan and intercity wavelengths, private line, ethernet private line, dark fiber, colocation services, professional services and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end services has been stable. For metropolitan transport services, prices have been relatively stable. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be partially offset by declines in unit pricing.

        Data services primarily include the Company's high speed Internet access service, dedicated Internet access ("DIA") service, ATM and frame relay services, IP and ethernet virtual private network ("VPN") services, content delivery network ("CDN") services, and Vyvx broadcast services. Level 3's Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company's VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        The Company believes that one of the largest sources of future incremental demand for the Company's Core Communications Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company continued to experience price compression in the high-speed IP market in 2009 and expects that pricing for its high-speed IP services will continue to decline in 2010.

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

        The Company has developed content distribution services through the acquisition of the Content Delivery Network services business ("CDN Business") of SAVVIS, which it purchased in January 2007, and the acquisition of Dublin, Ireland based Servecast Ltd. in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property. Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

        The Company's Core Network Services includes local and enterprise voice services. Local voice services are primarily components that enable other service providers to deliver business or consumer ready voice products to their end customers. Enterprise voice services are business grade voice services that the Company sells directly to its business customers.

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

        The Company believes that the alignment of Core Communications Services around customer markets allowed it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by non-dedicated, centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

        Core Communications Services revenue from customers targeted by each customer-facing market group was as follows:

	Year Ended December 31,
(dollars in millions)	2009	2008	2007
Wholesale Markets Group	$1,987	$2,177	$2,045
Business Markets Group	855	959	941
Content Markets Group	336	398	380
European Markets Group	325	326	256

Total Core Communications Services	$3,503	$3,860	$3,622

        The classification of customers within each customer-facing market group can change based upon sales team assignments, merger and acquisition activity by customers and other factors. There were no material re-classification changes in revenue by market group during the three years ended December 31, 2009.

        Beginning in the first quarter of 2010, Level 3 has announced that it will modify its revenue disclosure. Instead of using the customer-facing market groups, Level 3 will discuss its Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

  •
  Wholesale will include revenue from international and domestic carriers, cable companies, wireless companies, voice service providers and the vast majority of former content market group customers.

  •
  Large enterprise and Federal will include Fortune 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, Federal Government agencies and academic consortia, plus certain large former Content Markets Group customers.

  •
  Mid-market will include medium enterprises generally outside the Fortune 300, regional service providers, certain academic institutions and some state and local governments.

  •
  European is unchanged from the 2009 presentation. The European revenue includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

Other Communications Services

        The Company's Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company expects ongoing declines in Other Communications revenue similar to what has been experienced over the past several years.

        The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. In addition, a majority of the Company's existing reciprocal compensation revenue is associated with agreements that are in effect through 2009 or beyond. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services, which are declining. The Company also receives reciprocal compensation from its voice services, which is reported within Core Network Services revenue.

Communications Business Strategy and Objectives

        The Company's management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company's focus on delivery of communications services and meet its financial objectives. To the extent that certain lines of business, business groups or service offerings are not considered to be compatible with the delivery of the Company's services or meet its financial objectives, Level 3 may exit those lines of business or stop offering those services.

        The Company is focusing its attention on the following operational and financial objectives:

  •
  increasing sales improving the customer experience to increase customer retention and reducing customer churn;

  •
  growing Core Network Services revenue;

  •
  achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

  •
  reducing network costs and operating expenses;

  •
  continuing to show improvements in Adjusted EBITDA as a percentage of revenue;

  •
  continuing to implement its "go local" metro network strategy; including leveraging its existing network assets to expand its addressable market;

  •
  localizing certain decision making and interaction with its mid-market enterprise customers;

  •
  completing the integration of acquired businesses;

  •
  managing Wholesale Voice Services revenue for margin contribution;

  •
  growing its content delivery network services; and

  •
  refinancing its future debt maturities.

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

        The Company strategically expanded its presence in metropolitan markets and expanded its offering of services to enterprise customers through its Business Markets Group. This strategy allowed the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets also provided additional opportunities to sell services to bandwidth intensive businesses on the Company's national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007. Level 3 also strategically expanded its content delivery network services with the acquisitions of the CDN Business in the first quarter of 2007 and Servecast in the third quarter of 2007.

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

        The Company has ongoing process and system development work that is being implemented as part of the integration efforts that have and are expected to further improve the full spectrum of the customer experience, including service activation, service management and customer billing as well as various operational efficiency improvements. The Company completed the foundation of its processes and systems development objectives in 2008 and remains focused on auditing and migrating network inventory data from legacy applications to its central applications.

        Recent changes in the economic environment and uncertainty in the global financial markets have required the Company to continue to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Communications Services and replace the decline in revenue and earnings from Other Communications Services. In addition, the Company's operating results and financial condition could be negatively affected, if as a result of economic conditions:

  •
  customers defer or forgo purchases of services;

  •
  customers are unable to make timely payments;

  •
  the demand for, and prices of, the Company's services are reduced as a result of actions by its competitors or otherwise;

  •
  key suppliers upon which the Company relies are unable to provide the materials needed for its network on a timely basis; or

  •
  the Company's financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments.

        For example, the Company's revenue and operating results were negatively affected in 2008 and 2009 as a result of the recent macroeconomic environment.

        In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

        In the fourth quarter of 2009, Level 3 Communications, Inc. issued $275 million aggregate principal amount of 7% Convertible Senior Notes due 2015, Series B, for net proceeds of $274 million. In addition, during the fourth quarter of 2009, the Company repurchased approximately $73 million aggregate principal amount primarily consisting of convertible notes maturing in 2010, 2011 and 2012.

        In the third quarter of 2009, $55 million of outstanding aggregate principal of the Company's 6% Convertible Subordinated Notes due 2009 matured and was repaid. In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible debt. The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities.

        During the second quarter of 2009, Level 3 Financing, Inc. ("Level 3 Financing"), a wholly owned subsidiary of the Company, amended and restated its existing senior secured credit facility to increase the borrowings through the creation of a $280 million Tranche B Term Loan that matures on March 13, 2014 with a current interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%.

        During the second quarter of 2009, the Company exchanged approximately $142 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 for $200 million aggregate principal amount of the Company's 7% Convertible Senior Notes due 2015 and $78 million in cash, plus accrued and unpaid interest.

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

Coal Mining

        Level 3, through its two consolidated 50% owned joint-venture surface mines, one each in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is generally recognized when coal is shipped to the customer.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

        While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, accruals for estimated tax and legal liabilities, cost of revenue valuation allowance for deferred tax assets, and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements, as critical to its business operations and the understanding of its results of operations.

Revenue

        Revenue for communications services, including transport, infrastructure, data, voice and managed modem, is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheets until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2009, 2008 and 2007.

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

Revenue Reserves

        The Company establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. The Company's significant estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, history of billing disputes, industry financial performance and aging analysis.

Cost of Revenue Disputes for Communications Services

        The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by its supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate cost of revenue reserves for disputed supplier billings based on an analysis of its historical experience in resolving disputes with its suppliers.

Non-Cash Compensation

        The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with fair value recognition provisions. Under the fair value recognition provisions, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company estimates the stock price volatility using a combination of historical and implied volatility as Level 3 believes it is consistent with the approach most marketplace participants would consider using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the options the Company is valuing. The Company issues outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilizes a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index. As a result of the Company's stock price performance, the aggregate intrinsic value of outstanding outperform stock options was $5 million as of December 31, 2009.

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

Valuation of Long-Lived Assets

        The Company performs an assessment of its long-lived assets, including finite-lived acquisition-related intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groupings may not be recoverable. This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and operating expenses. All of these items require significant judgment and assumptions. The impairment analysis of long-lived assets also requires the Company to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits and the expected future use of certain empty conduits. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2009 and concluded that its long-lived assets, including finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

Useful Lives of Long-Lived Assets

        The Company performs periodic internal reviews to determine depreciable lives of its property, plant and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet the Company's financial objectives.

Valuation of Goodwill and Acquired Indefinite-Lived Intangible Assets

        The Company performs an assessment of its goodwill for impairment annually at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14 to the Consolidated Financial Statements. Goodwill assigned to the Communications reportable segment totaled $1.4 billion at both December 31, 2009 and 2008. There was no goodwill assigned to the Coal Mining reportable segment at December 31, 2009 or 2008. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

        The Company considers the use of multiple valuation techniques in accordance with the Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and has consistently applied a market approach as the primary valuation technique as part of its impairment assessment process. During 2008, the Company had also utilized the income approach (discounted cash flows) as a secondary measurement of fair value, as the Company believed the use of another valuation technique should be considered given the circumstances resulting from the difficult economic environment and extreme volatility in the financial markets during 2008. The use of the income approach as an additional valuation technique in 2008 resulted in a measurement that management believes was equally representative of the fair value of the reporting units obtained using the primary value derived with the market approach.

        Under the market approach, the Company estimates the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, adds an estimated control premium, and then assigns that fair market value to the reporting units. The most significant estimates and assumptions utilized in its valuations with the market approach involved estimating an appropriate control premium and allocating the estimated enterprise fair value to each of its reporting units.

        The Company concluded that using 20% as a control premium would be reasonable in its market approach valuation for purposes of performing its goodwill impairment test based on historical control premiums offered for comparable transactions in the communications industry, the availability of financing, and number of potential buyers. Level 3 allocated the calculated market value using the Company's quoted market price valuation to each of its two reporting units based on their relative percentage of Adjusted EBITDA, as this is a key external and internal valuation metric.

        Based on the results of the Company's market approach valuation, the estimated fair value of the Communications reporting unit was well above its carrying value at the date of Level 3's impairment test.

        Under the income approach, the Company calculated the fair value of a reporting unit based on the present value of estimated future cash flows which was then compared to the carrying value of invested capital for the Communications reporting unit. The most significant estimates and assumptions utilized in the Company's discounted cash flow valuation involved estimating unlevered cash flows, discount rates, period of cash flows and determination of terminal value.

        The cash flow forecasts used in the Company's discounted cash flow analyses were based upon upside, midpoint and downside scenarios and considered the effects of the continued weakening of the economy in 2008.

        The Company utilized a discount rate commensurate with its estimated weighted average cost of capital based on Level 3's target capitalization structure. The Company estimated its cost of debt primarily based on quoted market prices of its publicly traded debt and its cost of equity using historical equity beta, risk free rate of return and a market risk premium. The Company's discount rate increased significantly primarily as a result of pricing in the debt markets in 2008. Level 3 believed the discount rate utilized in its discounted cash flow analysis to be representative of a market participant rate.

        The Company calculated the terminal value assuming a constant growth rate based on historical growth rates used in recent valuations of companies acquired by Level 3. The present value of Level 3's discounted cash flows was well above the Communications reporting unit carrying value of invested capital, which represents the carrying value of the reporting unit plus the carrying value of debt, as the Company's discounted cash flow analysis was performed using unlevered cash flows.

        As indicated above, the Company has considered the use of multiple valuation techniques to estimate the fair value of its reporting units as part of Level 3's impairment assessment process and had utilized the income approach (discounted cash flows) as a secondary measurement of fair value given the circumstances resulting from the difficult economic environment and extreme volatility in the financial markets during 2008.

        The Company conducted its goodwill impairment analysis at the end of the fourth quarter of 2009 and concluded that its goodwill was not impaired.

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

        The Company conducted its indefinite-lived acquisition-related intangible asset impairment analyses at the end of the fourth quarter of 2009 and concluded that there was no impairment.

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

Derivative Financial Instruments

        The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company's primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. The Company has designated its interest rate swap agreements as a cash flow hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of variability in the borrower's overall cash flows. The Company has designated these derivatives as a cash flow hedge on the date on which Level 3 entered into the derivative instrument. The change in the fair value of the interest rate swap agreements are reflected in other comprehensive income (loss) due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge. The Company then reclassifies these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, the Company recognizes those amounts immediately in the consolidated statements of operations. The Company evaluates quarterly whether each derivative is highly effective in offsetting changes in cash flows of the hedged item or whether its initial assumption of no ineffectiveness is still valid. If the Company determines that a derivative is not highly effective as a hedge, a derivative has ceased to be a highly effective hedge or its assumption of no ineffectiveness is no longer valid, then the Company discontinues hedge accounting with respect to that derivative prospectively. The Company also has equity conversion rights associated with debt instruments, which are considered derivative instruments as of December 31, 2009 and 2008. The derivative instruments had to be classified as a liability during 2009 and 2008. The change in fair value of any derivatives that are not designated as hedges are immediately recorded in earnings. Gains from these derivative instruments were $14 million in 2009, and zero in 2008 and 2007. The Company does not use derivative financial instruments for speculative purposes.

        The Company is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives the Company enters into are major institutions with investment grade credit ratings. The Company evaluates counterparty credit risk before entering into any hedge transaction, and continues to closely monitor the financial market and the risk that it's counterparties will default on their obligations. This credit risk is generally limited to the unrealized gains, if any, in such contracts, should any of these counterparties fail to perform as contracted.

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

        The Company periodically evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.

        As a result of indicators suggesting that the estimated cash flows underlying the Company's ROW asset retirement obligations were too high, the Company revised its assessment during the fourth quarter of 2008. Network infrastructure relocations indicated that the Company is not being required to physically remove its underground network infrastructure at rates consistent with the Company's previous estimates. Other internal and external information corroborated these lower rates. As a result, during the fourth quarter of 2008, the Company revised its probability assessment related to its requirement to physically remove its underground network infrastructure at the end of the underlying ROW terms, which caused a significant reduction to the related estimated cash flows that the Company believes will be required to settle its ROW asset retirement obligations. The Company reduced its asset retirement obligation liability accordingly during the fourth quarter of 2008.

        As part of the ROW asset retirement obligation change in estimate, the Company determined that certain of its asset retirement obligations for acquired entities should have been higher at the acquisition date. As a result, the Company increased goodwill by approximately $15 million as of December 31, 2008.

        The Company also determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore. As a result, during the fourth quarter of 2008, the Company reduced its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability.

        As a result of the aforementioned revisions in the estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligation liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million in 2008. The Company reduced property, plant and equipment to the extent of the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established. The remaining amount of the reduction to the asset retirement obligation was recorded as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and selling, general and administrative expense.

        There were no significant changes made to the Company's assumptions or estimates used in determining the asset retirement obligations in 2009.

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued revised guidance on business combinations, which replaces the existing guidance on business combinations. The revised guidance retains the underlying concepts of the existing guidance in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. The revised guidance changes the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; (5) capitalizing in-process research and development assets acquired; and (6) measuring acquirer shares issued in consideration for a business combination at fair value on the acquisition date as opposed to the announcement date. The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting this guidance on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

        In April 2009, the FASB issued additional guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting this guidance on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

        In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management's best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this guidance, but does not expect adoption to have a material effect on its consolidated results of operations or financial condition.

        In June 2009, the FASB issued a new accounting standard that changes the consolidation rules as they relate to variable interest entities. The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The standard is effective for Level 3 effective January 1, 2010. The Company is currently evaluating the effect of this guidance, but would not expect it to have a material effect on the Company's consolidated results of operations or financial condition.

Results of Operations 2009 vs. 2008

	Year Ended
(dollars in millions)	December 31, 2009	December 31, 2008	Change %
Revenue:
Communications	$3,695	$4,226	(13)%
Coal Mining	67	75	(11)%

Total Revenue	3,762	4,301	(13)%
Costs and Expenses: (exclusive of depreciation and amortization shown separately below)
Cost of Revenue:
Communications	1,499	1,740	(14)%
Coal Mining	66	69	(4)%

Total Cost of Revenue	1,565	1,809	(13)%
Depreciation and Amortization	915	931	(2)%
Selling, General and Administrative	1,338	1,505	(11)%
Restructuring and Impairment Charges	9	25	(64)%

Total Costs and Expenses	3,827	4,270	(10)%

Operating Income (Loss)	(65)	31	—
Other Income (Expense):
Interest income	2	15	(87)%
Interest expense	(595)	(570)	(4)%
Gain (loss) on extinguishment of debt, net	14	89	(84)%
Gain on sale of business groups, net	—	99	—
Other, net	27	24	13%

Total Other Income (Expense)	(552)	(343)	(61)%

Loss Before Income Taxes	(617)	(312)	(98)%
Income Tax Expense	(1)	(6)	83%

Net Loss	$(618)	$(318)	(94)%

        Communications revenue consists of:

  1)
  Core Communications Services, which includes Core Network Services and Wholesale Voice Services:

  •
  Core Network Services includes revenue from transport, infrastructure, data and local and enterprise voice communications services.

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

        Communications revenue attributable to each of these services is as follows:

	Year Ended December 31,
(dollars in millions)	2009	2008
Core Communications Services:
Core Network Services	$2,843	$3,147
Wholesale Voice Services	660	713

Total Core Communications Services	3,503	3,860
Other Communications Services	192	366

Total Communications Services Revenue	$3,695	$4,226

        Communications Revenue decreased 13% in 2009 compared to 2008. Contributing to this decline in Communications revenue was a decrease in Core Communications Services revenue, which included declines in the Company's Core Network Services and Wholesale Voice Services revenue, and is generally the result of macroeconomic conditions driving increased customer monthly recurring revenue churn, usage revenue declines, customers delaying the purchase of communications services, customers self-serving and optimizing their own networks for communications services and the lag effect of prior customer experience issues, particularly for mid-market enterprise customers.

        The Company experienced declines within Core Network Services in 2009 compared to 2008, including transport, Vyvx broadcast data services, local voice and enterprise voice services. The decrease in transport revenue is primarily the result of macroeconomic conditions causing customers to optimize their own networks as opposed to utilizing the Company's network and delays in customer sales cycles. The decrease in Vyvx broadcast data services is primarily the result of macroeconomic conditions causing lower usage as customers generally cut back on the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. In addition, revenue associated with the Vyvx advertising distribution business declined in 2009 compared to 2008 as, on June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore did not record any Vyvx advertising distribution revenue subsequent to the date of sale. Revenue attributable to the Vyvx advertising distribution business was $15 million in 2008. Partially offsetting the decreases in transport, Vyvx broadcast data services, Vyvx advertising distribution services and local voice and enterprise voice revenue were increases in infrastructure revenue in 2009 compared to 2008. The Company continues to experience favorable demand for infrastructure services for complex nationwide solutions and colocation capacity in large markets.

        The decrease in Wholesale Voice Services revenue is primarily attributable to a decrease in domestic and international voice termination services, which was caused by price declines and lower usage. Partially offsetting the decrease in domestic and international voice termination revenue was an increase in toll free revenue due to higher traffic attributable to conferencing provider customers. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company may experience volatility in revenue as a result of this strategy.

        Other Communications Services revenue declined to $192 million in 2009 from $366 million in 2008. The decrease is primarily the result of an expected decline related to SBC contract services and a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. In addition, the Company renewed contracts with certain of its managed modem customers during the year at reduced prices. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

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

        Reciprocal compensation revenue from managed modem services also declined in 2009 compared to 2008 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

        Coal mining revenue decreased to $67 million in 2009 from $75 million in 2008 primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company in the first quarter of 2008. The Company did not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in the first quarter of 2008. Also contributing to the decrease are the lower contractual selling prices with customers based on their purchasing volumes. Partially offsetting this decrease is a customer buyout of future coal purchase commitments under its contract which was completed and recognized in 2009.

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

        Cost of revenue for the communications business, as a percentage of communications revenue, was 40.6% in 2009 compared to 41.2% in 2008. The decrease in communications cost of revenue as a percentage of communications revenue is the result of the Company deriving synergies from acquisitions which eliminate duplicate network costs. In addition, the continued reduction in SBC Contract Services revenue has improved communications cost of revenue as a percentage of communications revenue, as the gross margins for SBC Contract Services revenue are lower than the gross margins for Core Communications Services revenue. Partially offsetting this downward trend in communications cost of revenue as a percentage of communications revenue have been increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus an 80% range for Core Network Services revenue, and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue. Cost of revenue as a percentage of communications revenue could increase in periods in which revenue volumes are lower as fixed costs would become dilutive to gross margin.

        Coal mining cost of revenue decreased to $66 million in 2009 from $69 million in 2008. Coal mining cost of revenue approximated 99% of coal mining revenue in 2009 compared to 92% in 2008.

This increase in coal mining cost of revenue as a percentage of coal mining revenue is the result of the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in 2008.

        Depreciation and Amortization expense decreased 2% to $915 million in 2009 from $931 million in 2008. This decrease was primarily attributable to reduced depreciation expense associated with shorter-lived fixed assets becoming fully depreciated. Also contributing to the decrease was a reduction in amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company's amortizable intangible assets becoming fully amortized in 2008.

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

        Selling, general and administrative expenses decreased 11% to $1.3 billion in 2009 from $1.5 billion in 2008. The decreases are primarily attributable to a reduction in employee compensation and related costs due to a lower average headcount, which decreased approximately 6% in 2009 compared to 2008. Also contributing to the reduction in employee compensation and related costs were lower bonus expenses, as a result of the reduction in the Company's revenue and Adjusted EBITDA performance. Offsetting the decrease in the change in selling, general and administrative expenses is an $86 million benefit that was the result of a revision in the Company's estimate of its asset retirement obligations liability in the fourth quarter of 2008.

        The decrease in selling, general and administrative expenses in 2009 compared to 2008 was also the result of synergies that have been achieved due to acquisition integration efforts and the Company's focus on reducing operating expenses, which resulted in decreases in professional fees and vendor services, and network related administrative expenses. Also contributing to the decrease is a reduction in the accretion on asset retirement obligations in 2009 compared to 2008 as a result of the reduction in the estimate of the asset retirement obligation recorded on December 31, 2008.

        Included in selling, general and administrative expenses in 2009 was $59 million of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. This compares to $78 million of non-cash, stock-based compensation expenses recognized in 2008. This decrease in non-cash, stock-based compensation expense is primarily due to lower headcount, higher estimated forfeiture rates given the Company's continued organizational structure optimization efforts and a reduction in the Company's 401(k) stock-based matching contribution, as effective March 6, 2009, the Company matches 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits. Prior to March 6, 2009, the Company matched 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.

        Restructuring Charges decreased to $9 million in 2009 from $25 million in 2008 primarily as a result of the timing of the Company's workforce reduction activities. See Note 8 of the Notes to Consolidated Financial Statements for more details.

        The Company may experience further restructuring charges in 2010 as it continues to optimize its cost structure if revenue performance does not improve.

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

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, gain on extinguishment of debt, net and income taxes because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

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

        Adjusted EBITDA for the communications business was $910 million in 2009 compared to $1.039 billion in 2008. The decrease in Adjusted EBITDA for the communications business is primarily attributable to a reduction in communications revenue partially offset by the benefits of continued operating expense reductions.

        Interest Income decreased to $2 million in 2009 from $15 million in 2008. The decrease is primarily due to a decrease in the average return on the Company's cash and cash equivalents and restricted cash and securities balances, partially offset by an increase in the average invested balance during 2009 as compared to the average invested balance during 2008.

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

        Interest Expense increased 4% to $595 million in 2009 from $570 million in 2008. Interest expense increased primarily as a result of increases in the average debt balance and average interest rate in 2009 as compared to 2008. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company's financing activities.

        The Company expects annual interest expense in 2010 to approximate $585 million based on the Company's outstanding debt as of December 31, 2009, taking into consideration the January 2010 tender of the $550 million 12.25% Senior Notes, the January 2010 issuance of $640 million of 10%

Senior Notes, expected continued execution of liability management initiatives and the current interest rates on the Company's variable rate debt.

        Gain on Sale of Business Groups, Net totaled $99 million in 2008 compared to zero in 2009. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a net gain on the sale of $96 million in the second quarter of 2008. In addition, in the fourth quarter of 2008, Level 3 completed the sale of certain of its smaller long distance voice customers and recognized a gain on the sale of approximately $3 million. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's disposition activities.

        Gain on Extinguishment of Debt, Net totaled $14 million in 2009 and $89 million in 2008. The 2009 net gain on extinguishment of debt of $14 million was the result of certain debt repurchases prior to maturity. The 2008 net gain on extinguishment of debt consisted of a gain of $125 million as a result of certain debt repurchases prior to maturity, partially offset by a $36 million loss attributable to induced debt conversion expenses related to the exchange of certain of the Company's convertible debt securities. See Notes 11 and 17 of the Notes to Consolidated Financial Statements for additional information regarding the Company's financing activities.

        The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

        Other, net was $27 million in 2009 compared to $24 million in 2008. Other, net is primarily comprised of realized foreign currency gains and losses, gains and losses on the sale of non-operating assets and other income.

        Income Tax Expense was $1 million in 2009 compared to $6 million in 2008. The income tax expense in all periods presented primarily relates to state and foreign income taxes.

        The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits that have not been recognized in the Company's financial statements.

        The difference between the Company's effective tax rate and the U.S. statutory rate was primarily due to the Company's continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets.

Results of Operations 2008 vs. 2007

	Year Ended
(dollars in millions)	December 31, 2008	December 31, 2007	Change %
Revenue:
Communications	$4,226	$4,199	1%
Coal Mining	75	70	7%

Total Revenue	4,301	4,269	1%
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	1,740	1,769	(2)%
Coal Mining	69	64	8%

Total Cost of Revenue	1,809	1,833	(1)%
Depreciation and Amortization	931	942	(1)%
Selling, General and Administrative	1,505	1,723	(13)%
Restructuring and Impairment Charges	25	12	108%

Total Costs and Expenses	4,270	4,510	(5)%

Operating Income (Loss)	31	(241)	113%
Other Income (Expense):
Interest income	15	54	(72)%
Interest expense	(570)	(609)	6%
Gain (loss) on extinguishment of debt, net	89	(427)	121%
Gain on sale of business groups, net	99	—	—
Other, net	24	55	(56)%

Total Other Income (Expense)	(343)	(927)	63%

Loss Before Income Taxes	(312)	(1,168)	73%
Income Tax (Expense) Benefit	(6)	22	—

Net Loss	$(318)	$(1,146)	72%

        Communications Revenue consists of the following:

	Year Ended December 31,
(dollars in millions)	2008	2007
Core Communications Services:
Core Network Services	$3,147	$2,994
Wholesale Voice Services	713	628

Total Core Communications Services	3,860	3,622
Other Communications Services	366	577

Total Communications Services Revenue	$4,226	$4,199

        Communications Revenue increased 1% in 2008 compared to 2007. Contributing to this increase in Communications revenue was an increase in Core Communications Services revenue in 2008 compared to 2007. This increase in Core Communications Services revenue is the result of a combination of growth in the Company's Core Network Services and Wholesale Voice Services.

        The Company experienced growth across several services within Core Network Services in 2008 compared to 2007, including infrastructure, transport, colocation, data, IP, including CDN services, and Vyvx broadcast services. The Company experienced strong demand for infrastructure and transport services for complex nationwide solutions and colocation capacity in large markets. Vyvx broadcast revenue increased primarily as a result of the proliferation of high definition sports, news and entertainment programming. Partially offsetting the increase in Core Network Services revenue was lower Vyvx advertising distribution revenue. On June 5, 2008, the Company completed the sale of the Vyvx advertising distribution business and therefore only recorded Vyvx advertising distribution revenue in 2008 from January 1, 2008 through June 5, 2008. Revenue attributable to the Vyvx advertising distribution business was $15 million in 2008 compared to $36 million in 2007.

        Wholesale Voice Services revenue increased as a result of an increase in voice termination and toll free voice services. The growth in voice termination revenue was primarily attributable to an increase in demand from wireless carrier customers. Toll free revenue increased primarily due to higher traffic attributable to conferencing provider customers.

        Other Communications Revenue declined to $366 million in 2008 from $577 million in 2007. The decrease was primarily the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas.

        Reciprocal compensation revenue from managed modem services also declined in 2008 compared to 2007 as a result of the continued decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continued to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue.

        Also contributing to the decrease in Other Communications revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network and the satisfaction by SBC of its gross margin commitment under the SBC Master Services Agreement in 2008. During the second quarter of 2008, the gross margin commitment on the SBC Master Services Agreement was satisfied; however AT&T, Inc., which merged with SBC in 2005, continues to purchase services from Level 3 under the SBC Master Services Agreement as it continues to migrate the services provided under the agreement to its own network facilities. The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition. WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized $201 million and $303 million of revenue under the SBC Contract Services Agreement during 2008 and 2007, respectively. The agreement provided a gross margin purchase commitment of $335 million from December 2005 through the end of 2007 and $75 million from January 2008 through the end of 2009 and stipulated that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC's purchases of services that exceeded the original $335 million gross margin purchase commitment counted toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. SBC satisfied $39 million of the $75 million gross margin purchase commitment in 2007 with the remaining $36 million satisfied in 2008.

        Additionally, the SBC Contract Services Agreement provided for the payment of $50 million by SBC if certain performance criteria were met by Level 3. The performance-based incentive provisions of the agreement ended on December 31, 2007. The Company met the required performance criteria and recorded annual revenue of $25 million in both 2006 and 2007 under the agreement.

        Coal mining revenue increased to $75 million in 2008 from $70 million in 2007, primarily as a result of a long-term supply contract that enabled a customer to buyout future coal purchase commitments with the Company. The Company does not have any further obligations with respect to future coal commitments under the contract, and therefore recognized the transaction as revenue in 2008. Partially offsetting this increase was lower volumes of coal sold in 2008 compared to 2007.

        Cost of Revenue for the communications business, as a percentage of communications revenue, was 41% in 2008 compared to 42% in 2007. This decrease was primarily attributable to the synergies derived from acquisitions. During 2007 and the first part of 2008, the Company eliminated some of the costs associated with duplicate network costs. Also contributing to the decrease was the continued reduction in Other Communications Services revenue, in particular, SBC Contract Services revenue. The gross margins for SBC Contract Services revenue were lower than the gross margins for Core Communications Services revenue and managed modem and reciprocal compensation from managed modem revenue. Partially offsetting this decrease in costs as a percentage of revenue were increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue.

        Coal mining cost of revenue approximated 92% of coal mining revenue in 2008 and 91% in 2007. The increase in coal mining cost of revenue as a percentage of coal mining revenue in 2008 was the result of an increase in fuel costs to mine the coal partially offset by the buyout by a coal customer of future coal purchase commitments resulting in the recognition of revenue with no associated costs in 2008.

        Depreciation and Amortization expense decreased 1% to $931 million in 2008 from $942 million in 2007. The decrease was primarily attributable to the $11 million reduction to depreciation and amortization expense resulting from the Company revising its estimates of its asset retirement obligations liability in the fourth quarter of 2008. Also contributing to the decrease was reduced amortization expense on intangible assets due to the disposal of $22 million of carrying value of amortizable intangible assets in the Vyvx advertising distribution sale and certain of the Company's amortizable intangible assets becoming fully amortized in early 2008. These decreases in depreciation and amortization were partially offset by higher accelerated depreciation in 2008 on network infrastructure assets that were abandoned as a result of the Company relocating small scale portions of its network and reductions in the useful lives of certain of the Company's amortizable intangible assets in the second quarter of 2007.

        Selling, General and Administrative expenses decreased 13% to $1.5 billion in 2008 compared to $1.7 billion in 2007. The decrease was primarily attributable to the $86 million reduction to selling, general and administrative expenses resulting from the Company revising its estimates of its asset retirement obligations liability in the fourth quarter of 2008. Also contributing to the decrease were synergies that have been achieved as a result of acquisition integration efforts and the Company's focus on reducing operating expenses. Specifically, decreases in employee compensation and related costs, professional fees and vendor services, and facilities based expenses all contributed to the decrease in selling, general and administrative expenses in 2008 compared to 2007.

        Included in selling, general and administrative expenses in 2008 and 2007 were $78 million and $122 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares. The decrease in non-cash, stock-based compensation expense in 2008 compared to 2007, was primarily due to the Company not making a discretionary grant to its 401(k) plan. The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the year ended December 31, 2007 of $16 million. Non-cash, stock-based compensation also decreased in 2008 compared to 2007 for those employees eligible for accelerated vesting of stock awards at retirement and as a result of a lower weighted-average fair value of restricted stock awards granted in 2008 compared to 2007.

        Restructuring and Impairment Charges increased to $25 million in 2008 from $12 million in 2007 as a result of an increase in costs associated with employee terminations.

        Adjusted EBITDA for the communications business was $1.04 billion in 2008 compared to $823 million in 2007. The increase in Adjusted EBITDA for the communications business was primarily attributable to the growth in the Company's Core Communications Services revenue and the benefits of continued operating expense reductions from integration activities, partially offset by declines in Other Communications Services revenue. Also contributing to the increase in Adjusted EBITDA for the communications business in 2008 was the $86 million reduction to selling, general and administrative expenses resulting from the Company revising its estimates of the amounts of its asset retirement obligations liability in the fourth quarter of 2008.

        Interest Income decreased to $15 million in 2008 from $54 million in 2007. The decrease in interest income was primarily due to a decrease in the Company's average invested cash balances and a decrease in the average return on the portfolio. The Company's average return on its portfolio decreased to 2.0% in 2008 compared to 4.8% in 2007. The average portfolio balance decreased to $735 million in 2008 compared to $1.0 billion in 2007.

        Interest Expense decreased 6% to $570 million in 2008 from $609 million in 2007. Interest expense decreased primarily as a result of a decrease in interest rates on the Company's unhedged variable rate debt. Interest rates on the Company's unhedged variable rate debt approximated 6% in 2008 and 8% in 2007. Interest expense also decreased as a result of the debt for equity exchanges, debt redemptions, debt repurchases and debt repayment transactions that were completed by the Company in 2007 and 2008.

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

        Gain (Loss) on Extinguishment of Debt was a gain of $89 million in 2008 compared a loss of $427 million in 2007. The 2008 gain on extinguishment of debt consisted of a gain of $125 million as a result of certain debt repurchases prior to maturity, partially offset by a $36 million loss attributable to induced debt conversion expenses related to the exchange of certain of the Company's convertible debt securities. The 2007 loss on extinguishment of debt consisted of a loss of $427 million as a result of the refinancing of the Company's senior secured credit agreement and certain debt exchanges, redemptions and repurchases prior to maturity.

        Other, net was $24 million in 2008 and $55 million in 2007. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, marketable securities, realized foreign currency gains and losses and other income. Included in Other, net in 2007 was a gain of $37 million recognized on the sale of 80% of the Company's holdings of Infinera common stock.

        Income Tax Benefit (Expense) was a $6 million expense in 2008 and was a $22 million benefit in 2007. The income tax expense for 2008 was primarily the result of state income taxes. The income tax benefit for 2007 was primarily the result of reversing $23 million of the valuation allowance against the Company's deferred tax asset for certain state net operating losses. These state net operating losses were converted to a state tax credit carry forward associated with a change in the state tax law that replaced the tax on net income with a tax on gross margin. The Company expects it will be able to use this state tax carry forward against current and future state taxable gross margin.

        The difference between the Company's effective tax rate and the U.S. statutory rate was primarily due to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets.

Financial Condition—December 31, 2009

        Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2009 and 2008, respectively are summarized as follows:

	Year Ended
(dollars in millions)	December 31, 2009	December 31, 2008	Change
Net Cash Provided by Operating Activities	$357	$413	$(56)
Net Cash Used in Investing Activities	(307)	(321)	14
Net Cash Provided by (Used In) Financing Activities	16	(34)	50
Effect of Exchange Rates on Cash and Cash Equivalents	2	(4)	6

Net Change in Cash and Cash Equivalents	$68	$54	$14

Operating Activities

        Cash provided by operating activities decreased by $56 million in 2009 compared to 2008. The decrease in cash provided by operating activities was primarily due to the Company's net loss, which increased by $300 million in 2009. This decline was partially offset by lower interest payments of $14 million and a reduction in working capital of $14 million in 2009. The favorable change in working capital items is primarily due to reduced accounts receivable and increased deferred revenue, partially offset by a change in other current liabilities in 2009.

Investing Activities

        Cash used in investing activities decreased by $14 million in 2009 compared to 2008. A $136 million decline in capital expenditures in 2009, primarily due to lower success-based capital, and a decreased use of cash for restricted securities of $10 million, were partially offset by a reduction in proceeds from the sale of businesses. The Company received in 2008 net proceeds of $124 million from the sale of its Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customers in 2008. The Company did not enter into any of these types of sale transactions in 2009.

Financing Activities

        Financing activities generated an incremental $50 million of cash in 2009 as proceeds from debt offerings exceeded payments on long term debt in 2009 by $16 million and payments and repurchases of debt exceeded proceeds from debt offerings by $36 million in 2008.

Liquidity and Capital Resources

        The Company incurred a net loss of $618 million in 2009 and $318 million in 2008. The Company used $313 million for capital expenditures and generated $357 million in cash flows from operating activities in 2009. This compares to $449 million of cash used for capital expenditures and $413 million of cash flows provided by operating activities in 2008.

        Cash interest payments are expected to increase slightly to $538 million in 2010 from the $517 million made in 2009 based on current debt outstanding, estimated interest rates on the Company's variable rate debt, expected continued execution of liability management initiatives and the financing transactions completed in early 2010. Capital expenditures for 2010 are expected to be higher than the $313 million in 2009 as the Company expects success-based capital to increase in 2010. The Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and new service development) with the remaining capital expenditures expected to be project based (where capital is required to expand the network prior to a specific customer revenue opportunity) or success-based, which is tied to incremental revenue. As of December 31, 2009, the Company had long-term debt contractual obligations adjusted for the financing transactions completed in early 2010, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments of approximately $154 million that mature in 2010, $377 million that mature in 2011 and $298 million that mature in 2012. The Company is reflecting the $68 million commercial mortgage obligation as maturing in 2015 as it intends to elect to extend the maturity to 2015.

        In early 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering. In conjunction with a concurrent tender offer and consent solicitation, the proceeds from this issuance were used to repurchase $547 million of aggregate principal amount of its 12.25% Senior Notes due 2013. The remaining $3 million of aggregate principal amount of the 12.25% Senior Notes due 2013 are expected to be redeemed in the first quarter of 2010.

        Level 3 had $836 million of cash and cash equivalents on hand at December 31, 2009. In addition, $125 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt obligations, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

        The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments, as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash, or other transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material. See Note 11 of the Notes to Consolidated Financial Statements for more details regarding the Company's 2009 and 2008 financing transactions.

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

Off-Balance Sheet Arrangements

  Level 3 has not entered into off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes the contractual obligations and commercial commitments of the Company at December 31, 2009, as further described in the Notes to Consolidated Financial Statements. The contractual obligations for long-term debt, including current portion has been adjusted to reflect the financing transactions completed in early 2010. See Note 17, "Subsequent Event," of the Consolidating Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$6,659	$154	$675	$3,632	$2,198
Interest Obligations	2,779	538	1,026	801	414
Asset Retirement Obligations	165	9	16	27	113
Operating Leases	1,004	160	285	219	340
Right of Way Agreements	1,250	121	189	173	767
Purchase Obligations	163	160	3	—	—
Other Commercial Commitments
Letters of Credit	25	1	—	—	24

        The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default. The Company's debt instruments do not have covenants that require the Company or its subsidiaries to maintain certain levels of financial performance or other financial measures such as total leverage or minimum revenues. These types of covenants are commonly referred to as "maintenance covenants."

        The Company is unable to reliably estimate the future cash flows of the derivatives included in Other Non-Current Liabilities presented in Note 9, "Fair Value," of the Notes to Consolidated Financial Statements, therefore such amounts are excluded from this table.

        Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 13, "Income Taxes," of the Notes to Consolidated Financial Statements for additional information regarding the Company's uncertain tax positions.

        Long-term debt obligations exclude issue discounts and premiums and fair value adjustments.

        Interest obligations assume interest rates on variable rate debt do not change from December 31, 2009. In addition, interest is calculated based on debt outstanding as of December 31, 2009, and on existing maturity dates.

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for unknown increases in future periods in the amounts included above.

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 16 years from January 1, 2010, which approximates the economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2010, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

        Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2009.

        The table above does not include other long-term liabilities, such as liabilities recorded for legal matters and income taxes that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2009, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2009, was approximately 4.1%.

        In March 2007, Level 3 Financing, Inc., the Company's wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as cash flow hedges on the interest payments for $1 billion of floating rate debt.

        The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.7% at December 31, 2009. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.7%) would increase the Company's annual interest expense by approximately $10 million. At December 31, 2009, the Company had $4.6 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.1%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the assessment of the Company's internal control over financial reporting as of December 31, 2009. This report appears on page F-3.

ITEM 9B.    OTHER INFORMATION

        None.

 Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption "Directors and Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, please see "Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES" above.

        The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a	)	Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.
3.1.1		Restated Certificate of Incorporation of Level 3 Communications, Inc. (Exhibit 3(i) to the Registrant's Current Reports on Form 8-K filed on May 23, 2008).
3.1.2
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Communications, Inc.'s Registration Statement on Form S-3 (SEC File No. 333-160493) filed with the Securities and Exchange Commission on July 9, 2009).
3.2		Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.3		Amended and Restated By-laws of Level 3 Communications, Inc. (Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 23, 2008).
4.1
Form of Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.2 to Amendment 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-68887) filed with the Securities and Exchange Commission on February 3, 1999).
4.2
Second Supplemental Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 29, 2000).
4.3
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
4.4
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
4.6
First Supplemental Indenture, dated as of February 7, 2005, by and between the Company and The Bank of New York, as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013. (Exhibit 4.12.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2005).
4.7		Indenture, dated December 2, 2004, among Level 3 Communications, Inc. and The Bank of New York. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.8
Second Supplemental Indenture dated as of April 4, 2005, by and between Level 3 Communications, Inc. and the Bank of New York, as trustee (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 8, 2005).

4.9	Third Supplemental Indenture between Level 3 Communications, Inc. and The Bank of New York, as Trustee, relating to up to $345,000,000 aggregate principal amount of 3.5% Convertible Senior Notes due 2012, dated as of June 13, 2006 supplement to the Amended and Restated Indenture dated as of July 8, 2003 (Senior Debt Securities) (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 13, 2006).
4.10
Indenture, dated as of October 30, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York, as Trustee, relating to the 9.25% Senior Notes due 2014 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 30, 2006).
4.11
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2007).
4.12
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 8.75% Senior Notes due 2017 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2007).
4.13
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
4.14
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
4.15
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
4.16
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

4.17	Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 8.75% Senior Notes Due 2017 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 31, 2007).
4.18
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
4.19
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
4.20
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
4.21
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
4.22
First Supplemental Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Level 3 Communications, Inc.'s 15% Convertible Senior Notes due 2013 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
4.23
Indenture, dated as of June 26, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to 7% Convertible Senior Notes Due 2015 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 2, 2009).
4.24
Second Supplemental Indenture, dated as of October 15, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to 7% Convertible Senior Notes Due 2015, Series B (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 15, 2009).
4.25
Indenture, dated as of January 20, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes due 2018 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2010)
4.26
Registration Agreement, dated as of January 20, 2010, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated (as representatives of the initial purchasers of the 10% Senior Notes due 2018), relating to Level 3 Financing, Inc.'s 10% Senior Notes due 2018 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2010).

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

10.24	Amended and Restated Loan Proceeds Note Guarantee Agreement, dated March 13, 2007, among Broadwing Financial Services, Inc., and Level 3 Financing, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.25
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).
10.26
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).
10.27
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
10.28
Amendment Agreement to the March 13, 2007 Credit Agreement, dated April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 17, 2009).
10.29
Amended and Restated Loan Proceeds Note, dated as of April 16, 2009, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 17, 2009).
10.30
Amended and Restated Loan Proceeds Note Collateral Agreement, dated as of March 13, 2007, as amended and restated as of April 16, 2009, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 17, 2009).
10.31
First Amendment, dated as of May 15, 2009, to the Amended and Restated Credit Agreement dated as of April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 15, 2009).
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

        We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

        We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on Level 3 Communications Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado February 26, 2010

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2009

	2009	2008	2007
	(dollars in millions, except per share data)
Revenue:
Communications	$3,695	$4,226	$4,199
Coal Mining	67	75	70

Total Revenue	3,762	4,301	4,269
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	1,499	1,740	1,769
Coal Mining	66	69	64

Total Cost of Revenue	1,565	1,809	1,833
Depreciation and Amortization	915	931	942
Selling, General and Administrative	1,338	1,505	1,723
Restructuring and Impairment Charges	9	25	12

Total Costs and Expenses	3,827	4,270	4,510

Operating Income (Loss)	(65)	31	(241)
Other Income (Expense):
Interest income	2	15	54
Interest expense	(595)	(570)	(609)
Gain on sale of business groups, net	—	99	—
Gain (loss) on extinguishment of debt, net	14	89	(427)
Other, net	27	24	55

Total Other Income (Expense)	(552)	(343)	(927)

Loss Before Income Taxes	(617)	(312)	(1,168)
Income Tax (Expense) Benefit	(1)	(6)	22

Net Loss	$(618)	$(318)	$(1,146)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands)	1,633,049	1,564,996	1,517,616
Loss Per Share (Basic and Diluted)	$(0.38)	$(0.20)	$(0.76)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$836	$768
Restricted cash and securities	3	3
Receivables, less allowances for doubtful accounts of $18 and $16, respectively	323	390
Other	97	81

Total Current Assets	1,259	1,242
Property, Plant and Equipment, net	5,687	6,159
Restricted Cash and Securities	122	127
Goodwill	1,429	1,432
Other Intangibles, net	467	559
Other Assets, net	98	115

Total Assets	$9,062	$9,634

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$364	$365
Current portion of long-term debt	705	186
Accrued payroll and employee benefits	51	105
Accrued interest	140	117
Current portion of deferred revenue	162	168
Other	97	111

Total Current Liabilities	1,519	1,052
Long-Term Debt, less current portion	5,755	6,245
Deferred Revenue, less current portion	740	719
Other Liabilities	557	597

Total Liabilities	8,571	8,613
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,500,000,000 shares: 1,644,116,265 issued and outstanding in 2009 and 1,617,615,258 issued and outstanding in 2008	16	16
Additional paid-in capital	11,537	11,495
Accumulated other comprehensive loss	(5)	(51)
Accumulated deficit	(11,057)	(10,439)

Total Stockholders' Equity	491	1,021

Total Liabilities and Stockholders' Equity	$9,062	$9,634

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years ended December 31, 2009

	2009	2008	2007
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(618)	$(318)	$(1,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	915	931	942
(Gain) loss on debt extinguishments, net	(14)	(89)	427
Accretion of debt discount and amortization of debt issuance costs	56	52	69
Change in fair value of embedded derivative	(14)	—	—
Accrued interest on long-term debt	22	(13)	(5)
Asset retirement obligation adjustment	—	(86)	—
Loss on impairments	—	8	1
Gain on sale of property, plant and equipment	—	(3)	(40)
Gain on sale of business groups, net	—	(99)	—
Non-cash compensation expense attributable to stock awards	59	78	122
Deferred income taxes	1	—	(23)
Other, net	(17)	(1)	6
Change in working capital items net of amounts acquired:
Receivables	70	5	21
Other current assets	(1)	2	18
Payables	(19)	(26)	(73)
Deferred revenue	10	(34)	17
Other current liabilities	(93)	6	(105)

Net Cash Provided by Operating Activities	357	413	231
Cash Flows from Investing Activities:
Capital expenditures	(313)	(449)	(633)
(Increase) decrease in restricted cash and securities, net	5	(5)	12
Proceeds from sale of property, plant and equipment	1	3	5
Proceeds from sale of business groups, net	—	124	—
Proceeds from sales and maturities of marketable securities	—	4	333
Acquisitions, net of cash acquired and investments	—	—	(676)
Other	—	2	(2)

Net Cash Used in Investing Activities	$(307)	$(321)	$(961)
(Continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For each of the three years ended December 31, 2009

	2009	2008	2007
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$543	$400	$2,349
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(527)	(436)	(2,618)
Proceeds from warrants and stock-based equity plans	—	—	26
Other	—	2	—

Net Cash Provided by (Used in) Financing Activities	16	(34)	(243)
Effect of Exchange Rates on Cash and Cash Equivalents	2	(4)	6

Net Change in Cash and Cash Equivalents	68	54	(967)
Cash and Cash Equivalents at Beginning of Year	768	714	1,681

Cash and Cash Equivalents at End of Year	$836	$768	$714

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$517	$531	$545
Income taxes paid	5	4	1
Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$—	$—	$692
Long-term debt issued in exchange transaction	196	—	—
Long-term debt retired in exchange transaction	204	—	—
Long-term debt converted to equity	—	128	879

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For each of the three years ended December 31, 2009

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	$				Total
	(dollars in millions)
Balances at January 1, 2007	1,178,423,105	$12	$9,569	$(4)	$(8,975)	$602
Common Stock:
Acquisitions	122,942,018	1	691	—	—	692
Common stock issued under employee stock and benefit plans and other	22,558,511	—	8	—	—	8
Debt conversion to equity	213,939,051	2	877	—	—	879
Stock-based compensation expense	—	—	123	—	—	123
Net Loss	—	—	—	—	(1,146)	(1,146)
Other Comprehensive Income	—	—	—	108	—	108

Balances at December 31, 2007	1,537,862,685	15	11,268	104	(10,121)	1,266
Common Stock:
Common stock issued under employee stock and benefit plans and other	32,131,248	—	21	—	—	21
Debt conversion to equity	47,621,325	1	127	—	—	128
Stock-based compensation expense	—	—	79	—	—	79
Net Loss	—	—	—	—	(318)	(318)
Other Comprehensive Loss	—	—	—	(155)	—	(155)

Balances at December 31, 2008	1,617,615,258	16	11,495	(51)	(10,439)	1,021
Common Stock:
Common stock issued under employee stock and benefit plans and other	27,108,607	—	15	—	—	15
Stock-based compensation expense	—	—	30	—	—	30
Other	(607,600)	—	(3)	—	—	(3)
Net Loss	—	—	—	—	(618)	(618)
Other Comprehensive Income	—	—	—	46	—	46

Balances at December 31, 2009	1,644,116,265	$16	$11,537	$(5)	$(11,057)	$491

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For each of the three years ended December 31, 2009

	2009	2008	2007
	(dollars in millions)
Net Loss	$(618)	$(318)	$(1,146)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign currency translation	36	(63)	131
Unrealized holding gain (loss) on available-for-sale investment	—	(7)	7
Unrealized holding gain (loss) on interest rate swaps	5	(60)	(37)
Other, net	5	(25)	7

Other Comprehensive Income (Loss), Before Income Taxes	46	(155)	108
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss), Net of Income Taxes	46	(155)	108

Comprehensive Loss	$(572)	$(473)	$(1,038)

SUPPLEMENTARY STOCKHOLDERS' EQUITY INFORMATION

	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swaps	Other	Total
	(dollars in millions)
Accumulated Other Comprehensive Income (Loss):
Balance at January 1, 2007	$29	$—	$(33)	$(4)
Change	131	(30)	7	108

Balance at December 31, 2007	160	(30)	(26)	104
Change	(63)	(67)	(25)	(155)

Balance at December 31, 2008	97	(97)	(51)	(51)
Change	36	5	5	46

Balance at December 31, 2009	$133	$(92)	$(46)	$(5)

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

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

        Level 3 acquired Broadwing Corporation ("Broadwing") on January 3, 2007; the Content Delivery Network services business ("CDN Business") of SAVVIS, Inc. on January 23, 2007; and Servecast Limited ("Servecast") on July 11, 2007. As applicable, the Company also acquired these companies' operating subsidiaries. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition.

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx's core broadcast business, including the Vyvx Services Broadcast Business' content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company's consolidated results of operations through the date of sale. See Note 2 for more details regarding the disposition of the Vyvx advertising distribution business. The disposal of the Vyvx advertising distribution business did not qualify for presentation as discontinued operations since the business was not considered a separately identifiable asset group.

Foreign Currency Translation

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have either the British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

during 2009, 2008 and 2007. As a result, the Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers its investments in its foreign subsidiaries to be long-term in nature.

Reclassifications

        Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management's most significant and subjective judgments include revenue recognition, revenue reserve, cost of revenue disputes for communications services, the determination of the useful lives of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets, derivative financial instruments and the valuation of asset retirement obligations. In addition, the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed; or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2009, 2008 and 2007.

        For certain sale and long-term indefeasible right of use, or IRU, contracts involving private line, wavelengths and dark fiber services, the Company may receive up-front payments for services to be

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

delivered for a period of up to 20 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

        Level 3's customer contracts require the Company to meet certain service level commitments. If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service, for a short period of time. The credits are a reduction to revenue and, to date, have not been material.

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

        The Company recognizes the cost of network services as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

USF and Gross Receipts Taxes

        The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $62 million, $65 million and $63 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $7 million, $8 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        The Company recognizes the estimated fair value of stock based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the option vesting term. The Company estimates forfeiture rates based on its historical experience.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Cash and Cash Equivalents

        The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the United States and Europe and commercial paper depending on liquidity requirements. As of December 31, 2009 and 2008, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Derivative Financial Instruments

        The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company's primary objective in managing

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in other comprehensive income (loss) due to the fact that the interest rate swap agreements are designated as effective cash flow hedges. The Company evaluates the effectiveness of the hedges on a quarterly basis. The Company recognizes any ineffective portion of the hedges in the consolidated statements of operations. The Company does not use derivative financial instruments for speculative purposes.

        The Company is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives the Company enters into are major institutions with investment grade credit ratings. The Company evaluates counterparty credit risk before entering into any hedge transaction, and continues to closely monitor the financial market and the risk that it's counterparties will default on their obligations. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

        The Company also has equity conversion rights associated with debt instruments, which are not designated as hedging instruments, and are considered derivative instruments as of December 31, 2009 and 2008. Certain of the derivative instruments had to be classified as a liability during 2009 and 2008 due to a potential requirement to settle the conversion rights in cash, and are carried at fair value. The Company's primary objective associated with including such conversion rights in certain of its debt instruments, is to reduce the contractual interest rate and related current cash borrowing costs of the debt instruments. The Company recognizes the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the statements of operations. Gains from these derivative instruments were $14 million in 2009, zero in 2008 and zero in 2007.

Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances and an analysis of its historical experience of bad debt write-offs. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. All of the Company's allowance for doubtful accounts relates to its communications business. The Company recognized bad debt expense, net of recoveries, of approximately $14 million in 2009, $9 million in 2008 and $11 million in 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on straight-line or accelerated (for certain coal assets) methods based on the following useful lives:

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

        In addition, the Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with business support systems projects are capitalized. Upon the completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

        Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $57 million, $83 million and $102 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Asset Retirement Obligations

        The Company recognizes a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within selling, general and administrative expenses for the Communications business and within cost of revenue for the Coal Mining business on the Company's consolidated statements of operations. Changes in the liability due to revisions to future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Business Combinations

        All of the Company's business combinations in 2007 and prior years have been accounted for using the purchase method of accounting and, accordingly, are included in Level 3's results of operations as of the date of each acquisition. The Company allocated the purchase price of its acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research & development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The excess of those fair values over the purchase price was recorded as a reduction to long-lived assets.

Goodwill and Acquired Indefinite-Lived Intangible Assets

        Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the end of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14. The Company considers the use of multiple valuation techniques in accordance with the Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and has consistently applied a market approach as part of its impairment assessment process. During 2008, the Company had also utilized the income approach (discounted cash flows) as a secondary measurement of fair value, as the Company believed the use of another valuation technique should be considered given the circumstances resulting from the difficult economic environment and extreme volatility in the financial markets during 2008, which resulted in a measurement that was equally representative of the fair value of the reporting units obtained using the primary value derived with the market approach. Under the market approach, the Company estimates the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, adds an estimated control premium, and then assigns that fair market value to the reporting units. Under the income approach, the Company calculated the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step is performed and the implied fair value of the reporting unit's goodwill is determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

        GAAP also requires that the fair value of acquired indefinite-lived intangible assets be estimated and compared to their carrying value each year. The Company estimates the fair value of these intangible assets primarily utilizing an income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived acquired intangible assets is less than the carrying value.

        The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analyses at the end of the fourth quarter of 2009, 2008 and 2007 and concluded that its goodwill and acquired indefinite-lived intangible assets were not impaired in any of those periods. As a result of the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

sale of the Vyvx advertising distribution business in the second quarter of 2008, the Company also performed an interim impairment analysis of its indefinite-lived Vyvx trade name and concluded that there was no impairment as of June 30, 2008.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        The Company amortizes acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from four to twelve years.

        The Company evaluates long-lived assets, such as property, plant and equipment and acquired intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset is deemed to be impaired, the amount of the impairment loss is the excess of the asset's carrying value over its estimated fair value.

        The Company conducted a long-lived asset impairment analysis in 2009, 2008 and 2007 and concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

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

        A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 28%, 32% and 34% of Level 3's communications revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued revised guidance on business combinations, which replaces the existing guidance on business combinations. The revised guidance retains the underlying concepts of the existing guidance in that an entity is required to recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. The revised guidance changes the accounting treatment for certain specific acquisition related items to require: (1) expensing acquisition related costs as incurred; (2) expensing changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date; (3) valuing noncontrolling interests at fair value at the acquisition date; (4) generally expensing restructuring costs associated with an acquired business; (5) capitalizing in-process research and development assets acquired and (6) measuring acquirer shares issued in consideration for a business combination at fair value on the acquisition date as opposed to the announcement date. The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting this guidance on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

        In April 2009, the FASB issued additional guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting this guidance on the Company's consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations completed on or after January 1, 2009.

        In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management's best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

guidance, but does not expect adoption to have a material effect on its consolidated results of operations or financial condition.

        In June 2009, the FASB issued a new accounting standard that changes the consolidation rules as they relate to variable interest entities. The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The standard is effective for Level 3 effective January 1, 2010. The Company is currently evaluating the effect of this guidance, but would not expect it to have a material effect on the Company's consolidated results of operations or financial condition.

(2) Vyvx Advertising Distribution Business Disposition

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs.

        Operating results and cash flows from the Vyvx advertising distribution business are presented in continuing operations for all periods presented through the date of sale. The disposal of the Vyvx advertising distribution business did not meet the criteria for presentation as discontinued operations since the business was not considered a separately identifiable asset group.

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

$25

        Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008 and $36 million in 2007. The financial results, assets and liabilities of the Vyvx advertising distribution business are included in the Communications operating segment through the date of sale.

(3) Loss Per Share

        The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2009, 2008 or 2007 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Loss Per Share (Continued)

        The effect of approximately 673 million, 489 million and 315 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2009, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 43 million, 57 million and 55 million stock options, outperform stock options, restricted stock units and warrants outstanding at December 31, 2009, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Property, Plant and Equipment

        The components of the Company's property, plant and equipment as of December 31, 2009 and 2008 are as follows (in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2009
Land	$162	$—	$162
Land Improvements	80	(44)	36
Facility and Leasehold Improvements:
Communications	1,906	(802)	1,104
Coal Mining	159	(156)	3
Network Infrastructure	5,632	(2,269)	3,363
Operating Equipment:
Communications	4,009	(3,041)	968
Coal Mining	74	(66)	8
Furniture, Fixtures and Office Equipment	146	(129)	17
Other	23	(22)	1
Construction-in-Progress	25	—	25

	$12,216	$(6,529)	$5,687

December 31, 2008
Land	$169	$—	$169
Land Improvements	68	(35)	33
Facility and Leasehold Improvements:
Communications	1,856	(682)	1,174
Coal Mining	151	(150)	1
Network Infrastructure	5,568	(1,967)	3,601
Operating Equipment:
Communications	3,738	(2,615)	1,123
Coal Mining	72	(65)	7
Furniture, Fixtures and Office Equipment	139	(121)	18
Other	24	(22)	2
Construction-in-Progress	31	—	31

	$11,816	$(5,657)	$6,159

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

        Depreciation expense was $823 million in 2009, $832 million in 2008 and $838 million in 2007.

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

        In the fourth quarter of 2008, the Company was awarded a long-term coal contract, which will extend the life of one of the Company's coal mining operations. As a result of the increase in the estimated life of one of the Company's coal mining operations, the Company revised the timing of its cash flows to remediate the mining site causing a reduction in its asset retirement obligation liability in the fourth quarter of 2008. In 2009, the Company increased its asset retirement obligation by $6 million to reflect a change in the estimation of the cost to remediate.

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

increase to goodwill of $15 million in 2008. The Company reduced property, plant and equipment to the extent of the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established. The remaining amount of the reduction to the asset retirement obligation was recorded as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.

        Approximately $71 million of restricted cash and securities were contractually restricted to settle the Company's coal mining reclamation liabilities at December 31, 2009 and 2008, and are recorded in non-current, restricted cash and securities on the consolidated balance sheets.

        The following table provides asset retirement obligation activity for the years ended December 31, 2009 and 2008 (in millions):

	December 31,
	2009	2008
Asset retirement obligation at January 1	$151	$231
Liabilities incurred	6	2
Accretion expense	16	25
Liabilities settled	(6)	(4)
Revision in estimated cash flows	—	(103)

Asset retirement obligation at December 31	$167	$151

(6) Goodwill

        The changes in the carrying amount of goodwill during the year ended December 31, 2009 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total
Balance as of January 1, 2008	$1,421	$—	$1,421
Goodwill adjustments	12	—	12
Effect of foreign currency rate change	(1)	—	(1)

Balance as of December 31, 2008	$1,432	$—	$1,432
Goodwill adjustments	(3)	—	(3)

Balance as of December 31, 2009	$1,429	$—	$1,429

        The goodwill adjustments primarily relate to asset retirement obligation revisions. The Company revised the amount of its original estimate of undiscounted cash flows related to certain ROW asset retirement obligations at December 31, 2008. As part of the ROW asset retirement obligation change in estimate, the Company determined that certain of its asset retirement obligations for acquired entities should have been higher at the acquisition date. As a result, the Company increased goodwill by approximately $15 million as of December 31, 2008.

        The Company conducted its annual goodwill impairment analysis at December 31, 2009. The Company has consistently applied a market approach to determine the fair value of its reporting units

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill (Continued)

at December 31, 2009 and 2008. During 2008, the Company had also utilized the income approach (discounted cash flows) as a secondary measurement of fair value, as the Company believed the use of another valuation technique should be considered given the circumstances resulting from the difficult economic environment and extreme volatility in the financial markets during 2008. The results of the Company's valuations indicated that the fair value of the Communications business significantly exceeded its carrying value and as a result, Level 3 concluded that its goodwill is not impaired at December 31, 2009 and 2008.

(7) Acquired Intangible Assets

        Identifiable acquisition-related intangible assets as of December 31, 2009 and December 31, 2008 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(407)	$336
Patents and Developed Technology	141	(62)	79

	884	(469)	415
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$936	$(469)	$467

December 31, 2008
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(325)	$418
Patents and Developed Technology	141	(52)	89

	884	(377)	507
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$936	$(377)	$559

        Acquired finite-lived intangible asset amortization expense was $92 million in 2009, $99 million in 2008 and $104 million in 2007.

        The weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 4.2 years for customer contracts and relationships and 7.2 years for patents and developed technology.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquired Intangible Assets (Continued)

        As of December 31, 2009, estimated amortization expense for the Company's finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2010	$92
2011	91
2012	70
2013	51
2014	40
Thereafter	71

$415

(8) Restructuring and Impairment Charges

        Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate various workforce reductions resulting in involuntary employee terminations. The Company has also initiated multiple workforce reductions resulting from the integration of acquired companies. Restructuring charges totaled $9 million in 2009, $25 million in 2008 and $11 million in 2007.

        During 2009, the Company initiated a workforce reduction of approximately 260 employees, or 5% of the Company's total employee base. As a result of the 2009 workforce reduction, the Company incurred a restructuring charge of $9 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in 2009. The Company paid approximately $21 million of involuntary termination benefits for affected employees in 2009, of which $9 million related to the Company's 2009 restructuring activities and $12 million related to prior restructuring activities. The Company does not have any remaining liabilities related to restructuring activities completed prior to 2009.

        During the fourth quarter of 2008, the Company initiated a workforce reduction of approximately 400 employees, or 7% of the Company's total employee base, and incurred a restructuring charge of $12 million, all of which related to the communications business. The workforce reductions relate to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the fourth quarter of 2008. The Company concluded this workforce reduction in the first quarter of 2009. As of December 31, 2008, none of the $12 million of involuntary termination benefits were paid. The benefits were recorded in accrued payroll and employee benefits on the consolidated balance sheets.

        The Company also has accrued contract termination costs of $42 million and $49 million as of December 31, 2009 and December 31, 2008, respectively, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company incurred charges of approximately $1 million in 2009 and $11 million in 2008 as the Company ceased using additional

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Restructuring and Impairment Charges (Continued)

facilities and as a result of revisions to the estimated cash flows for certain facility subleases. The Company did not incur any such charges in 2007. The Company records charges for contract termination costs within selling, general and administrative expenses in the consolidated statements of operations.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value (Continued)

        The table below presents the fair values for certain of Level 3's liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of December 31, 2009 and December 31, 2008 (in millions):

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31,	2009	2008	2009	2008	2009	2008	2009	2008
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$92	$97	$—	$—	$92	$97	$—	$—
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	$20	$13	$—	$—	$20	$13	$—	$—

Total Liabilities Recorded at Fair Value in the Financial Statements	$112	$110	$—	$—	$112	$110	$—	$—

Liabilities not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion	$6,460	$6,431	$4,996	$3,218	$1,342	$747	$—	$—

        The interest rate swaps are measured in accordance with the Fair Value Measurements and Disclosures guidance using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and the specific swap rate stated in each of the swap agreements. The embedded derivative contracts are priced using inputs that are observable in the market, such as the Company's stock price, risk-free interest rate and other contractual terms of certain of the Company's convertible debt.

(10) Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps, embedded derivative contracts and long-term debt including the current portion. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at December 31, 2009 and December 31, 2008. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. The carrying value of the Company's long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $6.5 billion as of December 31, 2009 and $6.4 billion as of December 31, 2008. The estimated fair value of the Company's long-term debt approximated $6.3 billion at December 31, 2009 and $4.0 billion at December 31, 2008. The fair values

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Financial Instruments (Continued)

of the Company's actively traded long-term debt were estimated using the December 31, 2009 and 2008 mid price trading quotes as provided by large financial institutions that trade in the Company's securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon, convertible optionality, borrower entity, corporate and security ratings, maturity date and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar characteristics. The fair value of the Commercial Mortgage is not readily determinable. The fair value is estimated by management by discounting the expected cash outflows using quoted prices and implicit market yields of similar maturity and security profile. The fair value of the Commercial Mortgage was approximately $75 million and $62 million at December 31, 2009 and 2008, respectively, as compared to the carrying amounts of $68 million and $69 million, respectively. The 9% Convertible Senior Discount Notes due 2013, the 7% Convertible Senior Notes due 2013, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013 are not traded in an active market. The fair value of these notes was estimated using a Black-Scholes valuation model that includes risk-free, stock price, strike price, volatility and maturity inputs for the option component and for the bond component, the value determined by discounting cash flows associated with the note's interest payments using estimated market yields. The bond value is driven by the difference between estimated market yields and the securities coupon over the remaining life of the security. The 11.5% Senior Notes due 2010 are not actively traded debt instruments. The estimated fair value of these debt instrument was derived using market yields on other Level 3 traded debt of similar characteristics and discounted cash flows.

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

        The cost and fair value of restricted cash and securities totaled $125 million at December 31, 2009 and $130 million at December 31, 2008.

Cash Flow Hedges

        The Company has floating rate long-term debt (see Note 11). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. On March 13, 2007, Level 3 Financing Inc., the Company's wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. The Company has designated the interest rate swap agreements as cash flow hedges on the interest payments for $1 billion of floating rate debt. The Company evaluates the effectiveness of the hedges on a quarterly basis. The Company measures

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Financial Instruments (Continued)

effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During 2009, these derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness for the Company's cash flow hedges was not material in any period presented.

        Amounts reported in Accumulated Other Comprehensive Loss ("Accumulated OCI") related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	December 31, 2009		December 31, 2008
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$92	Other noncurrent liabilities	$97

	Liability Derivatives
	December 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$20	Other noncurrent liabilities	$13

        The table below presents the effect of the Company's derivative instruments on the Company's consolidated balance sheets and statements of operations for the years ended December 31, 2009 and 2008:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,			Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion) December 31,
			Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2009	2008		2009	2008
Interest rate swaps	$5	$(60)	Interest expense	Not applicable

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Financial Instruments (Continued)

        The Company has not recognized any gain or loss in income for hedge ineffectiveness related to its interest rate swaps for the three years ended December 31, 2009. The Company does not expect to reclassify any gains or losses into earnings within the next twelve months.

        The effect of the Company's derivative instruments on net (loss) and income is as follows (in millions):

		December 31,
	Location of Gain Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2009	2008	2007
Embedded equity conversion rights(1)	Other Income (Expense)—Other, net	$14	$—	$—

(1)
See Note 1 for additional information on the Company's purpose for entering into derivatives not designated as hedging instruments.

        The fair value of the interest rate swap agreements was a liability of $92 million as of December 31, 2009 and $97 million as of December 31, 2008. Unrealized gains of $5 million in 2009 and losses of $60 million in 2008 were recorded on the interest rate swap agreements and are included in other comprehensive income (loss). The change in the fair value of the interest rate swap agreements is reflected in other comprehensive income (loss) due to the fact that the interest rate swap agreements are designated as effective cash flow hedges of $1 billion notional amount of the Company's floating rate debt.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt

        As of December 31, 2009 and 2008, long-term debt was as follows:

(dollars in millions)	2009	2008
Senior Secured Term Loan due 2014	$1,680	$1,400
Senior Notes due 2010 (11.5%)	—	13
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011	—	6
Senior Notes due 2013 (12.25%)	550	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.601% as of December 31, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Convertible Senior Notes due 2010 (2.875%)	40	192
Convertible Senior Notes due 2011 (5.25%)	199	330
Convertible Senior Notes due 2011 (10.0%)	172	228
Convertible Senior Notes due 2012 (3.5%)	294	326
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	—
Convertible Senior Notes due 2015 Series B (7.0%)	275	—
Convertible Subordinated Notes due 2009 (6.0%)	—	181
Convertible Subordinated Notes due 2010 (6.0%)	111	308
Commercial Mortgage due 2015 (6.86%)	68	69
Capital Leases	32	35

Total Debt Obligations	6,569	6,586
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(2)	—
Discount on Senior Notes due 2013 (12.25%)	(2)	(2)
Premium on Senior Notes due 2014 (9.25%)	8	9
Discount on Convertible Senior Notes due 2011 (5.25%)	(38)	(89)
Discount on Convertible Senior Notes due 2014 (3.5%)	(46)	(69)
Discount on Convertible Senior Notes due 2015 (7.0%)	(4)	—
Discount due to embedded derivative contracts	(25)	(4)

Total Unamortized (Discount) Premium	(109)	(155)

Carrying Value of Debt	6,460	6,431
Less current portion	(705)	(186)

Long-term Debt, less current portion	$5,755	$6,245

Convertible Debt That May be Settled in Cash Upon Conversion

        During 2008, the FASB issued accounting guidance that requires issuers of convertible debt that may be settled in cash upon conversion to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This guidance applies to certain of the Company's

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

convertible debt that may be settled in cash upon conversion and was effective for the Company beginning on January 1, 2009 and has been applied retrospectively to all periods presented in the Company's consolidated financial statements. Although the adoption of this accounting guidance does not affect the Company's actual past or future cash flows, the Company incurred additional non-cash interest expense as a result of its adoption of this accounting guidance of approximately $39 million for the year ended December 31, 2009. The Company expects to incur additional non-cash interest expense of $35 million for the year ended December 31, 2010, $39 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012, notwithstanding any further debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to accounting under this guidance prior to maturity.

        This new guidance is only applicable to the Company's 5.25% Convertible Senior Notes due 2011 and 3.5% Convertible Senior Notes due 2012, as the Company has the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances. The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into approximately 50 million shares of the Company's common stock as of December 31, 2009, at a conversion rate of $3.98 per share, subject to certain adjustments. The 3.5% Convertible Senior Notes are convertible, at the option of the holders, into approximately 54 million shares of the Company's common stock as of December 31, 2009, at a conversion price of $5.46 per share, subject to certain adjustments.

        The Company recognized total interest expense of approximately $64 million, $66 million and $63 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to both the contractual interest coupon and amortization of the discount for the liability component of the Company's 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes. The effective interest rate on the liability component of the Company's 5.25% Convertible Senior Notes is approximately 17%. The effective interest rate on the liability component of the Company's 3.5% Convertible Senior Notes is approximately 11%. The Company is amortizing the discount on the liability component of its 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes over the remaining term of each issuance.

        The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of the Company's convertible debt that may be settled in cash upon conversion as of December 31, 2009 and December 31, 2008 were as follows (in millions):

	December 31, 2009	December 31, 2008
Carrying amount of equity component	$243	$241
Principal amount of liability component	$493	$656
Unamortized discount related to liability component	(84)	(158)

Net carrying amount of liability component	$409	$498

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

        Level 3 Financing's obligations under the Tranche B Term Loan are, subject to certain exceptions, secured by certain of the assets of (i) the Company and (ii) certain of the Company's material domestic subsidiaries which are engaged in the communications business. The Company and certain of its subsidiaries have also guaranteed the obligations of Level 3 Financing under the Tranche B Term Loan.

        No changes were made to any of the restrictive covenants or events of default contained in the existing senior secured credit facility.

        During the fourth quarter of 2009, Level 3 Communications, Inc. issued (at par) $275 million aggregate principal of 7% Convertible Senior Notes due 2015, Series B, (the "7% Convertible Senior Notes, Series B"). The net proceeds approximated $274 million after deducting debt issuance costs of approximately $1 million. These new notes are substantially similar in all respects to the $200 million of 7% Convertible Notes due 2015 issued on June 26, 2009, except that these notes will be a separate series (Series B). The 7% Convertible Senior Notes due 2015, Series B, will mature on March 15, 2015 and have an interest rate of 7% per annum with interest payable semi-annually on March 15 and September 15, beginning on March 15, 2010. Interest on these notes will accrue from October 15, 2009.

2009 Debt Exchange

        During the second quarter of 2009, the Company exchanged approximately $142 million aggregate principal amount of the Company's 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 for $200 million aggregate principal amount of the Company's 7% Convertible Senior Notes due 2015 ("7% Convertible Notes due 2015") and $78 million in cash, plus accrued and unpaid interest.

        The Company recognized a net gain on the exchange transaction, after deducting $1 million in unamortized debt issuance costs, of approximately $7 million. The gain was recorded in "Gain on extinguishment of debt, net" in the consolidated statements of operations.

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

        In the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

recognized a net gain on extinguishment of debt of approximately $7 million. The gain consisted of a $33 million cash gain, which was partially offset by $20 million of unamortized debt discount, $1 million in unamortized debt issuance costs and a $5 million increase to equity for the component of the convertible debt subject to new guidance for convertible debt that may be settled in cash upon conversion. The gain was recorded in "Gain on extinguishment of debt, net" in the consolidated statements of operations.

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

        In the third quarter of 2009, $55 million of outstanding aggregate principal of the Company's 6% Convertible Subordinated Notes due 2009 matured. In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible and floating rate debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $2 million. The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities. The third quarter 2009 debt repurchases consisted of the following:

  •
  $25 million aggregate principal amount of 10% Convertible Senior Notes due 2011

  •
  $8 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010;

  •
  $3 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010; and

  •
  $3 million aggregate principal amount of Floating Rate Notes due 2011.

        During the fourth quarter of 2009, the Company repurchased approximately $73 million aggregate principal amount of various issues of its convertible and floating rate debt at discounts to the principal amount and recognized a net loss on extinguishment of debt of approximately $2 million. The loss consisted of $11 million of unamortized debt discount and unamortized debt issuance costs partially offset by a cash gain of $6 million and a $3 million decrease to equity for the component of the convertible debt subject to the new guidelines. The fourth quarter 2009 debt repurchases consisted of the following:

  •
  $56 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011

  •
  $7 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012;

  •
  $7 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010; and

  •
  $3 million aggregate principal amount of Floating Rate Notes due 2011.

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

  •
  $173 million of 6% Convertible Subordinated Notes due 2010; and

  •
  $124 million of 6% Convertible Subordinated Notes due 2009.

2008 Debt for Equity Exchanges

        On multiple dates in October 2008, the Company entered into exchange agreements with holders of various issues of its convertible debt and issued approximately 48 million shares of Level 3 common stock in exchange for approximately $108 million aggregate principal amount of its convertible debt securities. The shares of the Company's common stock are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. These transactions were considered to be induced conversions and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the $108 million aggregate principal amount of convertible debt securities of

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

approximately $36 million, consisting of $35 million of debt conversion expense and $1 million of previously capitalized debt issuance costs and expenses. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

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

Senior Secured Term Loan due 2014

        On March 13, 2007, Level 3 Communications, Inc., as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan to Level 3 Financing. The $1.4 billion senior secured term loan has an interest rate of LIBOR plus an applicable margin of 2.25% per annum. In addition, during the second quarter of 2009, Level 3 Financing amended and restated its existing senior secured Credit Agreement to increase the borrowings through the creation of a $280 million Tranche B Term Loan with a current interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%. The entire $1.68 billion senior secured term loan ("Senior Secured Term Loan due 2014") matures on March 13, 2014.

        The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest period and may elect different options with respect to different portions of the Senior Secured Term Loan due 2014. Interest is payable in cash at the end of each LIBOR period elected in arrears, beginning July 13, 2007, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months. The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 2.53% as of December 31, 2009 and 7.0% as of December 31, 2008. The interest rate on $400 million resets quarterly and was 2.53% as of December 31, 2009 and $7.0% as of December 31, 2008. The interest rate on the remaining $280 million of the Senior Secured Term Loan due 2014 issued in the second quarter of 2009 currently resets semiannually and was 11.5% as of December 31, 2009.

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

        Debt issuance costs of $22 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $16 million at December 31, 2009.

10.75% Senior Notes due 2011

        In October 2003, Level 3 Financing received $486 million of net proceeds from a private placement offering of $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 ("10.75% Senior Notes"). The Notes were subsequently registered through a public exchange offer. As of December 31, 2009, a total of $497 million aggregate principal amount of the 10.75% Senior Notes had been redeemed. Interest on the notes accrues at 10.75% per year and is payable in arrears on April 15 and October 15 each year in cash. These notes are guaranteed by Level 3 Communications, LLC and Level 3 Communications, Inc. (See Note 16).

        On December 8, 2009, Level 3 Financing notified holders of the outstanding 10.75% Senior Notes that it was redeeming the notes, at a price of 100% of the principal amount plus accrued and unpaid interest, effective January 7, 2010. The Company has included the $3 million of outstanding 10.75% Senior Notes within current portion of long term debt on the December 31, 2009 consolidated balance sheet.

        The 10.75% Senior Notes were senior, unsecured obligations of Level 3 Financing, ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing.

        Debt issuance costs of $14 million were originally capitalized and were amortized to interest expense through the redemption date. As a result of amortization and repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2009.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

12.25% Senior Notes due 2013

        On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $250 million aggregate principal amount of 12.25% senior notes due 2013 ("12.25% Senior Notes due 2013") in a private offering. The Notes were subsequently registered in a public offering.

        On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013 in a private offering. The Notes were subsequently registered through a public exchange offer. These notes, together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013 issued on March 14, 2006, are treated under the same indenture as a single series of notes. The Company received net proceeds of $538 million associated with the 12.25% Senior Notes due 2013.

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

        Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013. As a result of amortization, the capitalized debt issuance costs have been reduced to $8 million at December 31, 2009.

        See Note 17—Subsequent Events regarding additional information regarding the repurchase of the 12.25% Senior Notes due 2013 in the first quarter of 2010. As such these notes have been classified as current portion of long-term debt on the consolidated balance sheet.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

9.25% Senior Notes Due 2014

        On October 30, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $588 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 ("9.25% Senior Notes Due 2014"). On December 13, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $661 million of net proceeds after transaction costs and accrued interest, for a second offering of $650 million aggregate principal amount of 9.25% Senior Notes due 2014. These notes together with the $600 million aggregate principal amount of 9.25% Senior Notes due 2014 issued on October 30, 2006 were issued under the same indenture and will be treated as a single series of notes. The Company received total net proceeds of $1.239 billion (excluding prepaid interest). The Notes were subsequently registered through a public exchange offer.

        The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. (see Note 16). The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million is reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method. As of December 31, 2009, the premium remaining was approximately $8 million.

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

        Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% Senior Notes due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $16 million at December 31, 2009.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Floating Rate Senior Notes Due 2015 and 8.75% Senior Notes Due 2017

        On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The Notes were subsequently registered through a public exchange offer. The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes (See Note 16). Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 4.60% at December 31, 2009. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        The Floating Rate Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after February 15, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 15, of the years indicated below:

Year	Redemption Price
2010	101.0%
2011	100.0%

        The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of approximately $16 million were capitalized and are being amortized over the term of the 8.75% Senior Notes due 2017. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $13 million at December 31, 2009.

        Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $4 million at December 31, 2009.

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

        In October 2008, the Company completed the exchange of $19 million in aggregate principal amount of its 2.875% Convertible Senior Notes for a total of 7 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to these exchanges were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. These transactions were considered to be induced conversions and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 2.875% Convertible Senior Notes of $8 million, consisting of approximately $8 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

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

        During the second quarter of 2009, the Company repurchased approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes as part of the 7% Convertible Senior Notes due 2015 transaction and an additional $3 million in other transactions.

        In the third and fourth quarters of 2009, the Company repurchased $10 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010.

        The remaining 2.875% Convertible Senior Notes are convertible into shares of the Company's common stock at a conversion rate of $7.18 per share, subject to certain adjustments. At any time and from time to time, the Company, at its option, may redeem for cash all or a portion of the notes. The Company may exercise this option only if the current market price for Level 3's common stock for at least 20 trading days within any 30 consecutive trading day period exceeds 150% of the conversion price on or after July 15, 2009. The Company would also be obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, exchanges and repurchases the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2009.

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

        In October 2008, the Company completed the exchange of $15 million in aggregate principal amount of its 5.25% Convertible Senior Notes for a total of 5 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 5.25% Convertible Senior Notes of $3 million, consisting of approximately $3 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        During 2009, the Company repurchased approximately $131 million aggregate principal amount of its 5.25% Convertible Senior Notes at discounts to the principal amount and recognized a net loss on extinguishment of debt of approximately $3 million.

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

        On or after December 15, 2009, Level 3, at its option, may redeem for cash all or a portion of the notes. The 5.25% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days' notice, on or after December 15, 2009, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 15, of the years indicated below:

Year	Redemption Price
2009	101.500%
2010 and thereafter	100.750%

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, repurchases and exchanges, the remaining unamortized debt issuance costs were $1 million at December 31, 2009.

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

        In October 2008, the Company completed the exchange of $47 million in aggregate principal amount of its 10% Convertible Senior Notes for a total of 22 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion and as a result, the Company recorded a non-cash loss in

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

the fourth quarter of 2008 on the exchange of the 10% Convertible Senior Notes of $15 million, consisting of approximately $15 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        In 2009, in various transactions, the Company repurchased $56 million aggregate principal amount of the 10% Convertible Senior Notes and recognized a net gain on extinguishment of debt of approximately $3 million.

        The remaining 10% Convertible Senior Notes are convertible by holders at any time and from time to time into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes. In addition, holders of the 10% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest and a make whole premium. As of December 31, 2009, the make-whole premium provisions on the 10% Convertible Senior Notes had lapsed.

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

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 10% Convertible Senior Notes. As a result of amortization and exchanges, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2009.

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

        In October 2008, the Company completed the exchange of $9 million in aggregate principal amount of its 3.5% Convertible Senior Notes for a total of 3 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange was exempt from

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 3.5% Convertible Senior Notes of $2 million, consisting of approximately $2 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

        During 2009, in various transactions, the Company repurchased approximately $31 million aggregate principal amount of its 3.5% Convertible Senior Notes at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $3 million.

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

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 3.5% Convertible Senior Notes. As a result of amortization and the exchange, the capitalized debt issuance costs have been reduced to approximately $3 million at December 31, 2009.

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

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 15% Convertible Senior Notes. The unamortized debt issuance costs were approximately $3 million at December 31, 2009.

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

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion rate of $9.99 per share, subject to certain adjustments. On or after October 15, 2008, the Company, at its option, may redeem for cash all or a portion of the notes. The Company may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price. If the initial holders sell greater than 33.33% of the notes, this amount decreases to 130% and 120% effective October 15, 2009 and 2010, respectively. The Company is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

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

7% Convertible Senior Notes due 2015

        On June 26, 2009, Level 3 Communications, Inc. issued $200 million aggregate principal amount of 7% Convertible Notes due 2015 under an indenture between Level 3 and The Bank of New York, as trustee. The 7% Convertible Notes due 2015 were issued in conjunction with the exchange of approximately $142 million aggregate principal amount of the Company's 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010. As part of this exchange, Level 3 also paid $78 million in cash, including accrued and unpaid interest for the notes exchanged.

        On October 15, 2009, Level 3 issued $275 million aggregate principal amount of 7% Convertible Senior due 2015, Series B under a second supplemental indenture between Level 3 and The Bank of New York, as trustee. The 7% Convertible Senior Notes due 2015, Series B are substantially similar in all respects to the 7% Convertible Senior Notes due 2015. The 7% Convertible Senior Notes due 2015, together with the 7% Convertible Senior Notes due 2015, Series B are referred to as the "7% Convertible Senior Notes due 2015".

        The 7% Convertible Senior Notes due 2015 mature on March 15, 2015 and bear interest at a rate of 7% per annum, payable semiannually in arrears on March 15 and September 15. Interest payments commence for the 7% Convertible Senior Notes due 2015, Series A on September 15, 2009 and on March 15, 2010 for the 7% Convertible Senior Notes due 2015, Series B. The 7% Convertible Senior Notes due 2015 rank equally in right of payment with all other existing and future senior unsecured indebtedness of Level 3 Communications, Inc.

        The 7% Convertible Senior Notes due 2015 are convertible into shares of Level 3 common stock, at the option of the holder, at any time prior to maturity, unless previously repurchased or redeemed, or unless Level 3 has caused the conversion rights to expire. The 7% Convertible Senior Notes due 2015 may be converted at the initial rate of 555.5556 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $1.80 per share.

        Upon the occurrence of a designated event (a change of control or a termination of trading), holders of the 7% Convertible Senior Notes due 2015 will have the right, subject to certain exceptions and conditions, to require Level 3 to repurchase all or any part of the 7% Convertible Senior Notes due 2015 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest thereon (if any) to, but excluding, the designated event purchase date. In addition, if an event treated as a change in control of Level 3 occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 7% Convertible Senior Notes due 2015 at a purchase price of 100% of the principal amount, plus a "make whole" premium, by increasing the conversion rate applicable to such 7% Convertible Senior Notes due 2015.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        Debt issuance costs of $4 million were originally capitalized and are being amortized to interest over the term of the 7% Convertible Senior Notes due 2015 using the effective interest method. The unamortized debt issuance costs were approximately $4 million at December 31, 2009.

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

        During the second quarter of 2009, the Company repurchased approximately $142 million aggregate principal amount of the Company's 6% Convertible Subordinated Notes due 2010 as part of the issuance of the 7% Convertible Senior Notes due 2015 ("Convertible 7% Notes") and recognized a loss on the extinguishment of debt of less than $1 million.

        In the third quarter of 2009, in various transactions, the Company repurchased $8 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010 and recognized a net gain on the extinguishment of debt of less than $1 million.

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

        Debt issuance costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2009.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Commercial Mortgage

        In the third quarter of 2005, the HQ Realty, Inc., a wholly owned subsidiary of the Company, completed a refinancing of the mortgage on the Company's corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through October 1, 2010, the initial repayment date as defined in the loan agreement ("Commercial Mortgage"). The term of the Commercial Mortgage will automatically extended to a final maturity date of October 1, 2015 at the election of HQ Realty, Inc. if the Commercial Mortgage is not paid in full in 2010. The Company expects to extend the term of the Commercial Mortgage to the final maturity date and therefore it is recorded in long-term debt on the consolidated balance sheet. After October 1, 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year U.S. Treasury rate plus 300 basis points. HQ Realty, Inc. received $66 million of net proceeds after transaction costs and has deposited $7 million into restricted cash accounts as of December 31, 2009, for future facility improvements and property taxes. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule.

        Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the Commercial Mortgage. As a result of amortization, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2009.

        The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

Capital Leases

        The Company leases certain dark fiber facilities and metro fiber under noncancelable IRU agreements that are accounted for as capital leases. All of these capital leases were assumed by the Company through its previous acquisitions. Interest rates on capital leases approximate 8% on average as of December 31, 2009. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense.

Covenant Compliance

        At December 31, 2009 and 2008, the Company was in compliance with the covenants on all outstanding debt issuances.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Long-Term Debt Maturities:

        Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of December 31, 2009 (in millions):

2010	$154
2011	377
2012	298
2013	1,248
2014	2,934
Thereafter	1,558

$6,569

        See Note 17—Subsequent Events for information regarding our financing activities subsequent to December 31, 2009.

(12) Employee Benefit Plans

        The Company records non-cash compensation expense for its outperform stock appreciation rights that it refers to as outperform stock options ("OSO"), restricted stock units and shares, 401(k) matching contributions, discretionary 401(k) contributions paid in shares and other stock-based compensation. Total non-cash compensation expense related to these equity awards was $59 million in 2009, $78 million in 2008 and $122 million in 2007.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2009 (in millions):

	2009	2008	2007
OSO	$7	$13	$35
Restricted Stock Units and Shares	23	36	42
401(k) Match Expense	16	30	30
401(k) Discretionary Grant Plan	—	—	16
Restricted Stock Unit Bonus Grant	14	—	—

	60	79	123
Capitalized Noncash Compensation	(1)	(1)	(1)

	$59	$78	$122

        OSOs and restricted stock units and shares are granted under the Company's 1995 Stock Plan, as amended, which term extends through September 25, 2010. The Company's 1995 Stock Plan, as amended, provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

years of service requirements for accelerated vesting at retirement of $5 million in 2009, $7 million in 2008 and $11 million in 2007.

Outperform Stock Options

        The Company's OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program directly aligns management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. To the extent that Level 3's common stock outperforms the S&P 500® Index, the value of OSO units to a holder may exceed the value of nonqualified stock options.

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

        As of December 31, 2009, there was $11 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.75 years.

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

	Year Ended December 31,
	2009	2008	2007
S&P 500 Expected Dividend Yield Rate	3.00%	2.00%	1.78%
Expected Life	3 years	3 years	3 years
S&P 500 Expected Volatility Rate	26%	13%	12%
Level 3 Common Stock Expected Volatility Rate	45%	56%	55%
Expected S&P 500 Correlation Factor	.46	.32	.28
Calculated Theoretical Value	119%	147%	146%
Estimated Forfeiture Rate	20%	12%	12%

        The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.

        As described above, recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years. The Company estimates the stock price volatility using a combination of historical and implied volatility as Level 3 believes it is consistent with the approach most marketplace participants would consider using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the securities the Company is valuing.

        The fair value for OSO units awarded to participants during the years ended December 31, 2009, 2008 and 2007 was approximately $8 million, $18 million and $32 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance January 1, 2007	15,285,495	$2.03 - $6.66	$3.93	$82.7	2.54 years
Options granted	4,818,069	3.03 - 6.10	5.25
Options forfeited	(631,603)	2.03 - 6.66	5.08
Options expired	(1,767,687)	2.03 - 6.66	5.37
Options exercised	(1,999,717)	2.03 - 5.39	2.87

Balance December 31, 2007	15,704,557	$2.03 - $6.10	4.27	$2.4	2.04 years
Options granted	4,592,809	0.94 - 3.44	2.70
Options forfeited	(1,552,070)	1.05 - 6.10	4.65
Options expired	(2,228,545)	2.03 - 6.10	3.97
Options exercised	(709,483)	2.03 - 3.39	2.42

Balance December 31, 2008	15,807,268	$0.94 - $6.10	3.90	—	1.56 years
Options granted	7,167,525	.70 - 1.51	1.15
Options forfeited	(2,320,959)	.70 - 6.10	3.25
Options expired	(4,804,432)	2.03 - 5.39	3.23
Options exercised	—	0.00 - 0.00	—

Balance December 31, 2009	15,849,402	$.70 - $6.10	$2.95	$5.2	1.55 years

Options exercisable ("vested"):
December 31, 2007	9,821,827	$2.03 - $5.70	$3.72
December 31, 2008	7,962,066	$2.03 - $5.39	$3.95
December 31, 2009	3,298,799	$4.44 - $5.39	$5.01	$—	.50 years

	OSO units Outstanding at December 31, 2009			OSO units Exercisable at December 31, 2009
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$.70 - $1.05	2,132,653	2.08	$.90	0	$0
$1.07 - $1.51	5,147,972	2.63	$1.24	0	$0
$2.03 - $3.04	1,741,434	1.28	$2.72	0	$0
$3.36 - $4.65	2,567,434.94		$3.96	1,083,231	$4.44
$5.18 - $6.10	4,259,909.45		$5.53	2,215,568	$5.29

	15,849,402			3,298,799

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2009.

        The total realized value of OSO units exercised was zero, $2 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company issued approximately zero, 466,000 and 3.2 million shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2009, 2008 and 2007, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3's stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

        As of December 31, 2009, based on the Level 3 common stock price and post-multiplier values, the Company was not obligated to issue any shares for vested and exercisable OSO units as the Company's common stock price did not outperform the S&P 500® Index.

Restricted Stock and Units

        Restricted stock units and shares are granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $16 million, $43 million and $68 million, for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2009, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $17 million and the weighted average period over which this cost will be recognized is 2.45 years.

        The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	19,450,727	$2.76
Stock and units granted	11,992,520	5.67
Lapse of restrictions	(6,997,946)	2.71
Stock and units forfeited	(2,173,989)	4.20

Nonvested at December 31, 2007	22,271,312	4.20
Stock and units granted	17,627,904	2.43
Lapse of restrictions	(9,701,473)	3.57
Stock and units forfeited	(4,063,944)	4.08

Nonvested at December 31, 2008	26,133,799	3.26
Stock and units granted	13,618,696	1.15
Lapse of restrictions	(11,854,329)	3.11
Stock and units forfeited	(3,969,484)	2.74

Nonvested at December 31, 2009	23,928,682	$2.22

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2009, 2008 and 2007 was $37 million, $35 million and $19 million, respectively.

Warrants

        As of December 31, 2009, there were approximately 4 million warrants outstanding ranging in exercise price from $4.00 to $29.00, all of which were fully vested and for which compensation expense had been fully recognized in the consolidated statements of operations. The weighted average exercise price of these warrants was $5.11 as of December 31, 2009.

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

401(k) Plan

        The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $16,500 in 2009. Effective March 6, 2009, the Company matches to 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits. Prior to March 6, 2009, the Company matched 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.

        The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $15 million, $30 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses.

        The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the year ended December 31, 2007 equal to three percent of eligible employees' earnings each year. The 2007 deposit was made into the employees' 401(k) accounts during the first quarter of the subsequent year. Level 3 recorded an expense of $16 million in 2007 for the discretionary contribution.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Benefit Plans (Continued)

        The Company did not make a discretionary contribution to the 401(k) plan for the year ended December 31, 2009 or 2008.

Restricted Stock Unit Bonus Grant

        For 2009, the Company will pay a portion of its discretionary bonus in the form of restricted stock units. Restricted stock units of approximately 10 million shares, or $14 million, will be awarded in the first quarter of 2010 and will vest promptly upon award.

(13) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss before income taxes for each of the years in the three year period ended December 31, 2009 follows:

	2009	2008	2007
	(dollars in millions)
Current:
United States federal	$—	$1	$—
State	—	(7)	(3)
Foreign	—	—	2

	—	(6)	(1)
Deferred, net of changes in valuation allowances:
United States federal	—	—	—
State	(1)	—	23
Foreign	—	—	—

Income tax benefit (provision)	$(1)	$(6)	$22

        The United States and foreign components of loss from operations before income taxes follows:

	2009	2008	2007
	(dollars in millions)
United States	$(513)	$(216)	$(1,048)
Foreign	(104)	(96)	(120)

	$(617)	$(312)	$(1,168)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes for each of the years in the three-year period ended December 31, 2009 follows:

	2009	2008	2007
	(dollars in millions)
Computed tax benefit at statutory rate	$216	$109	$409
State income tax benefit	20	9	39
Disallowance of losses on extinguishments of debt	—	(15)	(62)
Other, net	16	(7)	(1)
Change in valuation allowance	(253)	(102)	(363)

Income tax benefit (provision)	$(1)	$(6)	$22

        The components of the net deferred tax assets (liabilities) as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$64	$80
State tax credit carry forwards	22	23
Deferred revenue	268	254
Investment in Coal and other businesses	8	7
Unutilized tax net operating loss carry forwards	2,017	1,790
Accrued liabilities	61	43

Total Deferred Tax Assets	2,440	2,197
Deferred Tax Liabilities:
Fixed assets and intangible assets	(27)	(10)
Convertible debt	(32)	(60)

Total Deferred Tax Liabilities	(59)	(70)

Net Deferred Tax Assets before valuation allowance	2,381	2,127
Valuation Allowance	(2,359)	(2,104)

Net Non-Current Deferred Tax Asset after Valuation Allowance	$22	$23

        The Company has changed its presentation of certain deferred tax assets and liabilities presented in the table above as of December 31, 2008, to be comparable with the presentation as of December 31, 2009. These changes are primarily reclassifications of the 2008 amounts to conform with the current year presentation, but also include certain immaterial corrections to components of prior year's income tax provisions. These changes to the Company's net deferred tax assets as of December 31, 2008, had no effect on the Company's results of operations or financial condition since a full valuation was recognized against all deferred tax items affected by these changes.

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $5.2 billion for federal income tax purposes. Under the rules prescribed by U.S. Internal Revenue Code

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

("IRC") Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5-percent stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods. The Company had entered into transactions over the testing period resulting in significant cumulative shifts in the ownership of its capital stock which alone would not have resulted in an ownership change under IRC Section 382. However, when the Company's actions are coupled with the trading activity in the Company's common stock throughout 2008 by third-party market participants, the Company believes that in 2008 the Company experienced a cumulative ownership change of more than 50 percentage points by 5-percent stockholders during the applicable testing period. Prior to the ownership change in 2008, the Company had net operating loss carry forwards of $9.7 billion. The Company believes that the limitation of its net operating loss carry forwards will not have a near term effect on its consolidated results of operations and financial position. Additional transactions could cause the Company to incur a subsequent 50 percentage point ownership change by 5-percent stockholders and, if the Company triggers the above-noted IRC imposed limitations, could further limit it from fully utilizing the remaining net operating loss carry forwards and certain current deductions to reduce income taxes.

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

        The valuation allowance for deferred tax assets was approximately $2.4 billion as of December 31, 2009 and approximately $2.1 billion as of December 31, 2008. The net change in the valuation allowance for the year ended December 31, 2009 was approximately $255 million.

        The U.S. federal tax loss carry forwards expire through 2029 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31	Amount
2024	$532
2025	1,186
2026	1,029
2027	1,501
2028	356
2029	591

$5,195

        The Company has approximately $90 million of tax loss carry forwards for controlled foreign corporations at December 31, 2009, the majority of which have no expiration period. In addition, the Company has approximately $4.7 billion of gross state tax loss carry forwards with various expiration periods through 2029.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The majority of the Company's foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the Company's U.S. federal consolidated income tax return. However, the Company has some foreign subsidiaries that have not so elected and therefore are treated for U.S. tax purposes as controlled foreign corporations. With respect to such controlled foreign corporations, as of December 31, 2009, the Company has no plans to repatriate undistributed earnings of such controlled foreign corporations as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of such controlled foreign corporations that are permanently invested and for which no deferred taxes have been provided are immaterial as of December 31, 2009 and 2008.

        The Company's liability for uncertain tax positions totaled $16 million at December 31, 2009 and $16 million at December 31, 2008. These amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not expect the liability for uncertain tax positions will change significantly during the twelve months ended December 31, 2010; however, actual changes in the liability for uncertain tax positions could be different than currently expected. A rollforward of the liability for uncertain tax positions follows:

(dollars in millions)	Amount
Balance as of January 1, 2007	$18
Gross increases—tax positions prior to 2007	3
Gross increases—during 2007	3
Gross decreases—tax positions prior to 2007	(6)

Balance as of December 31, 2007	18
Gross increases—tax positions prior to 2008	3
Gross increases—during 2008	1
Gross decreases—tax positions prior to 2008	(6)

Balance as of December 31, 2008	16
Gross increases—tax positions prior to 2009	2
Gross decreases—settlements with taxing authorities	(2)

Balance as of December 31, 2009	$16

        The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available. During the third quarter of 2008, the Company and the Internal Revenue Service settled an income tax audit for years 1999 through 2001 in addition to 1996 interest issues resulting in a refund of $1 million to the Company. In addition, the Internal Revenue Service completed an examination of certain adjustments to the Company's U.S. income tax returns for 2002 resulting from final resolution of the 1999 through 2001 audit. The Company is currently under audit by the taxing authority in Germany for tax years 2003 through 2007.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations of approximately $1 million, $2 million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company's liability for uncertain tax positions includes approximately $11 million and $10 million of accrued interest and penalties at December 31, 2009 and 2008, respectively.

(14) Segment Information

        Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company's operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company's reportable segments include: communications and coal mining (see Note 1). Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment.

        The Company evaluates performance based upon Adjusted EBITDA, as defined by the Company, as net income (loss) from the consolidated statements of operations before (1) income taxes, (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

        The data presented in the following tables includes information for the years ended December 31, 2009, 2008 and 2007 for all statement of operations and cash flow information presented, and as of December 31, 2009 and 2008 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        Segment information for the Company's Communications and Coal Mining businesses is summarized as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Revenue from external customers:
Communications	$3,695	$4,226	$4,199
Coal Mining	67	75	70

	$3,762	$4,301	$4,269

Adjusted EBITDA:
Communications	$910	$1,039	$823
Coal Mining	$—	$5	$5
Capital expenditures:
Communications	$308	$446	$631
Coal Mining	5	3	2

	$313	$449	$633

Depreciation and amortization:
Communications	$906	$929	$935
Coal Mining	9	2	7

	$915	$931	$942

Total assets:
Communications	$8,932	$9,505
Coal Mining	120	121
Other	10	8

	$9,062	$9,634

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        The following is a summary of geographical information (in millions):

	Year Ended December 31,
	2009	2008	2007
Revenue from external customers:
North America	$3,436	$3,975	$4,011
Europe:
United Kingdom	134	143	123
Germany	73	67	48
Other European Countries	119	116	87

Total Europe	326	326	258

	$3,762	$4,301	$4,269

Long-lived assets:
North America	$5,648	$6,242
Europe:
United Kingdom	121	106
Germany	369	378
Other European Countries	236	234

Total Europe	726	718

	$6,374	$6,960

        The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom and Germany. Revenue from transoceanic services is allocated to Europe.

        The Company includes all non-current assets, except for goodwill, in its long-lived assets.

        Communications revenue consists of:

  1)
  Core Communications Services, which includes Core Network Services and Wholesale Voice Services;

  •
  Core Network Services includes revenue from transport, infrastructure, data and local and enterprise voice communication services.

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

	Core Communications Services	Other Communications Services	Total
	(in millions)
Communications Revenue
2009
North America	$3,177	192	$3,369
Europe	326	—	326

	$3,503	$192	$3,695

2008
North America	$3,534	$366	$3,900
Europe	326	—	326

	$3,860	$366	$4,226

2007
North America	$3,366	$575	$3,941
Europe	256	2	258

	$3,622	$577	$4,199

        The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2009, 2008 and 2007 (in millions):

2009

	Communications	Coal Mining
Net Income (Loss)	$(605)	$6
Income Tax Provision (Benefit)	—	—
Total Other (Income) Expense	550	(15)
Depreciation and Amortization Expense	906	9
Non-Cash Compensation Expense	59	—

Adjusted EBITDA	$910	$—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

2008

	Communications	Coal Mining
Net Income (Loss)	$(322)	$3
Income Tax Provision (Benefit)	4	—
Total Other (Income) Expense	350	—
Depreciation and Amortization Expense	929	2
Non-Cash Compensation Expense	78	—

Adjusted EBITDA	$1,039	$5

2007

	Communications	Coal Mining
Net Income (Loss)	$(1,145)	$(3)
Income Tax Provision (Benefit)	(17)	1
Total Other (Income) Expense	927	—
Non-Cash Impairment Charge	1	—
Depreciation and Amortization Expense	935	7
Non-Cash Compensation Expense	122	—

Adjusted EBITDA	$823	$5

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items

        The Company and certain of its subsidiaries (the "companies") are parties to a number of purported class action lawsuits involving the companies' right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

        The companies negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have their fiber optic cable network. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the companies have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory settlement is not ultimately negotiated and approved. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on June 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the "Complaint"). On July 29, 2009, the Company and the other defendants named in the Complaint filed a motion to dismiss the Complaint with prejudice which is pending before the court.

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

        During March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al. The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara. The parties have agreed to a temporary stay of all activities in these actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above.

        It remains too early for the Company to reach a conclusion as to the ultimate outcome of these derivative actions. However, management believes that the complaints have numerous deficiencies including that each plaintiff failed to make a demand on the Company's Board of Directors before filing the suit.

        In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado in Walter v. Level 3 Communications, Inc., et. al., Dagres v. Level 3 Communications, Inc., et. al. and Fragale v. Level 3 Communications,  Inc., et. al. The complaints allege breaches of fiduciary and other duties under the Employee Retirement Income Security Act ("ERISA") with respect to investments in the Company's common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaints claim that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above. A motion to consolidate the three actions and specify lead counsel is pending before the court.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

Letters of Credit

        It is customary in Level 3's industry to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2009 and 2008, Level 3 had outstanding letters of credit of approximately $25 million and $30 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

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

        The right-of-way agreements have various expiration dates through 2060. Payments under these right-of-way agreements were $118 million in 2009, $112 million in 2008 and $106 million in 2007.

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2099. Rent expense, including common area maintenance, under non-cancelable lease agreements was $198 million in 2009, $193 million in 2008 and $190 million in 2007.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

        Future minimum payments for the next five years under network and related right-of-way agreements and non-cancelable operating leases for facilities consist of the following as of December 31, 2009 (in millions):

	Right-of-Way Agreements	Facilities	Total
2010	$121	$160	$281
2011	96	147	243
2012	93	138	231
2013	90	117	207
2014	83	102	185
Thereafter	767	340	1,107

Total	$1,250	$1,004	$2,254

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 16 years from January 1, 2010, which approximates the economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2010, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

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

  •
  In March 2006, Level 3 Financing issued $150 million of Floating Rate Senior Notes due 2011 and $250 million of 12.25% Senior Notes due 2013. The Company repurchased $144 million of the Floating Rate Senior Notes due 2011 in 2007 and the remaining $6 million of the Floating Rate Senior Notes due 2011 in 2009.

  •
  In April 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013. See Note 17—Subsequent Events for addition information on the 12.25% Senior Notes due 2013.

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

        In addition, Level 3 Financing's 12.25% Senior Notes due 2013, Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are jointly and severally and fully and unconditionally guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. Broadwing Financial Services, Inc. was acquired in the acquisition of Broadwing on January 3, 2007. As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information below for the periods from January 3, 2007 through December 31, 2009 when the Company merged Broadwing Financial Services, Inc. with and into Level 3 Communications LLC. In the Condensed Consolidating Balance Sheets for the year ended December 31, 2009, Broadwing Financial Services, Inc. is included in Level 3 Communications, LLC.

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

        The Condensed Consolidating Balance Sheet as of December 31, 2008 has been adjusted to reflect the reclassification of noncurrent deferred tax liabilities from Level 3 Communications, LLC. to Other Non-Guarantor Subsidiaries. The effect of this change was an increase in the Other Liabilities for the Other Non-Guarantor Subsidiaries and a reduction in the Other Liabilities for Level 3 Communications, LLC., with corresponding changes to Due from (to) affiliates. This change did not have any effect on the Level 3 Consolidated Balance Sheet as of December 31, 2008 or the financial results for the year ended December 31, 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,642	$—	$2,350	$(230)	$3,762
Costs and Expenses:
Cost of Revenue	—	—	737	—	1,047	(219)	1,565
Depreciation and Amortization	—	—	412	—	503	—	915
Selling, General and Administrative	2	—	1,108		239	(11)	1,338
Restructuring and Impairment Charges	—	—	9	—	—	—	9

Total Costs and Expenses	2	—	2,266	—	1,789	(230)	3,827

Operating Income (Loss)	(2)	—	(624)	—	561	—	(65)
Other Income (Expense):
Interest income	—	—	1	—	1	—	2
Interest expense	(211)	(374)	(2)	(1)	(7)	—	(595)
Interest income (expense) affiliates, net	795	1,180	(2,057)	—	82	—	—
Equity in net earnings (losses) of subsidiaries	(1,242)	(2,048)	387	—	—	2,903	—
Other income (expense), net	42	—	4	—	(5)	—	41

Other Income (Expense)	(616)	(1,242)	(1,667)	(1)	71	2,903	(552)

Income (Loss) Before Income Taxes	(618)	(1,242)	(2,291)	(1)	632	2,903	(617)
Income Tax Benefit (Expense)	—	—	2	—	(3)	—	(1)

Net Income (Loss)	$(618)	$(1,242)	$(2,289)	$(1)	$629	$2,903	$(618)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,720	$—	$2,795	$(214)	$4,301
Costs and Expenses:
Cost of Revenue	—	—	684	—	1,328	(203)	1,809
Depreciation and Amortization	—	—	362	—	569	—	931
Selling, General and Administrative	1	—	1,243		272	(11)	1,505
Restructuring and Impairment Charges	—	—	25	—	—	—	25

Total Costs and Expenses	1	—	2,314	—	2,169	(214)	4,270

Operating Income (Loss)	(1)	—	(594)	—	626	—	31
Other Income (Expense):
Interest income	—	1	10	—	4	—	15
Interest expense	(191)	(369)	—	(2)	(8)	—	(570)
Interest income (expense) affiliates, net	787	1,103	(1,951)	—	61	—	—
Equity in net earnings (losses) of subsidiaries	(998)	(1,733)	527	—	—	2,204	—
Other income (expense), net	85	—	7	—	120	—	212

Total Other Income (Expense)	(317)	(998)	(1,407)	(2)	177	2,204	(343)

Income (Loss) Before Income Taxes	(318)	(998)	(2,001)	(2)	803	2,204	(312)
Income Tax Benefit (Expense)	—	—	(5)	—	(1)	—	(6)

Net Income (Loss)	$(318)	$(998)	$(2,006)	$(2)	$802	$2,204	$(318)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,439	$27	$2,994	$(191)	$4,269
Costs and Expenses:
Cost of Revenue	—	—	553	—	1,434	(154)	1,833
Depreciation and Amortization	—	—	345	—	597	—	942
Selling, General and Administrative	3	—	1,251	27	479	(37)	1,723
Restructuring and Impairment Charges	—	—	12	—	—	—	12

Total Costs and Expenses	3	—	2,161	27	2,510	(191)	4,510

Operating Income (Loss)	(3)	—	(722)	—	484	—	(241)
Other Income (Expense):
Interest income	2	1	43	—	8	—	54
Interest expense	(234)	(365)	(1)	(1)	(8)	—	(609)
Interest income (expense) affiliates, net	781	976	(1,818)	—	61	—	—
Equity in net earnings (losses) of subsidiaries	(1,329)	(1,934)	444	—	—	2,819	—
Other Income (Expense)	(363)	(29)	7	—	13	—	(372)

Total Other Income (Expense)	(1,143)	(1,351)	(1,325)	(1)	74	2,819	(927)

Income (Loss) Before Income Taxes	(1,146)	(1,351)	(2,047)	(1)	558	2,819	(1,168)
Income Tax Benefit	—	22	—	—	—	—	22

Net Income (Loss)	$(1,146)	$(1,329)	$(2,047)	$(1)	$558	$2,819	$(1,146)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$236	$8	$431	$161	$—	$836
Restricted cash and securities	—	—	1	2	—	3
Receivable, net	—	—	77	246	—	323
Due from (to) affiliates	11,404	10,397	(24,068)	2,267	—	—
Other	3	16	43	35	—	97

Total Current Assets	11,643	10,421	(23,516)	2,711	—	1,259
Property, Plant and Equipment, net	—	—	3,119	2,568	—	5,687
Restricted Cash and Securities	18	—	23	81	—	122
Goodwill and Other Intangibles, net	—	—	566	1,330	—	1,896
Investment in Subsidiaries	(9,222)	(15,037)	3,288	—	20,971	—
Other Assets, net	7	63	15	13	—	98

Total Assets	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$136	$227	$—	$364
Current portion of long-term debt	151	551	2	1	—	705
Accrued payroll and employee benefits	—	—	46	5	—	51
Accrued interest	47	92	—	1	—	140
Current portion of deferred revenue	—	—	116	46	—	162
Other	—	1	61	35	—	97

Total Current Liabilities	199	644	361	315	—	1,519
Long-Term Debt, less current portion	1,722	3,936	26	71	—	5,755
Deferred Revenue, less current portion	—	—	662	78	—	740
Other Liabilities	34	93	156	274	—	557
Stockholders' Equity (Deficit)	491	(9,226)	(17,710)	5,965	20,971	491

Total Liabilities and Stockholders' Equity (Deficit)	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$67	$10	$555	$—	$136	$—	$768
Restricted cash and securities	—	—	1	—	2	—	3
Receivable, net	—	—	73	—	317	—	390
Due from (to) affiliates	11,148	9,306	(22,305)	17	1,834	—	—
Other	4	9	36	—	32	—	81

Total Current Assets	11,219	9,325	(21,640)	17	2,321	—	1,242
Property, Plant and Equipment, net	—	—	3,150	—	3,009	—	6,159
Restricted Cash and Securities	18	—	25	—	84	—	127
Goodwill and Other Intangibles, net	—	—	540	—	1,451	—	1,991
Investment in Subsidiaries	(8,043)	(13,041)	3,484	—	—	17,600	—
Other Assets, net	9	76	15	—	15	—	115

Total Assets	$3,203	$(3,640)	$(14,426)	$17	$6,880	$17,600	$9,634

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$3	$—	$147	$—	$215	$—	$365
Current portion of long-term debt	181	—	1	1	3	—	186
Accrued payroll and employee benefits	—	—	97	—	8	—	105
Accrued interest	24	93	—	—	—	—	117
Current portion of deferred revenue	—	—	96	—	72	—	168
Other	—	1	59	—	51	—	111

Total Current Liabilities	208	94	400	1	349	—	1,052
Long-Term Debt, less current portion	1,930	4,216	7	19	73	—	6,245
Deferred Revenue, less current portion	—	—	630	—	89	—	719
Other Liabilities	44	97	101	—	355	—	597
Stockholders' Equity (Deficit)	1,021	(8,047)	(15,564)	(3)	6,014	17,600	1,021

Total Liabilities and Stockholders' Equity (Deficit)	$3,203	$(3,640)	$(14,426)	$17	$6,880	$17,600	$9,634

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(142)	$(369)	$(154)	$—	$1,022	$—	$357
Cash Flows from Investing Activities:
Capital expenditures	—	—	(121)	—	(192)	—	(313)
Proceeds from sale of business groups, net	—	—	—	—	—	—	—
(Increase) decrease in restricted cash and securities, net	—	—	2	—	3	—	5
Proceeds from sale of property, plant and equipment	—	—	—	—	1	—	1

Net Cash Used in Investing Activities	—	—	(119)	—	(188)	—	(307)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	269	274	—	—	—	—	543
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(518)	(6)	(1)	—	(2)	—	(527)
Increase (decrease) due from affiliates, net	560	99	142	—	(801)	—	—
Other	—	—	—	—	—	—	—

Net Cash Provided by (Used in) Financing Activities	311	367	141	—	(803)	—	16
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	8	—	(6)	—	2

Net Change in Cash and Cash Equivalents	169	(2)	(124)	—	25	—	68
Cash and Cash Equivalents at Beginning of Year	67	10	555	—	136	—	768

Cash and Cash Equivalents at End of Year	$236	$8	$431	$—	$161	$—	$836

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(149)	$(377)	$(159)	$(1)	$1,099	$—	$413
Cash Flows from Investing Activities:
Capital expenditures	—	—	(160)	—	(289)	—	(449)
Proceeds from sale of business groups, net	—	—	—	—	124	—	124
(Increase) decrease in restricted cash and securities, net	—	—	3	—	(8)	—	(5)
Proceeds from sale of property, plant and equipment	—	—	1	—	2	—	3
Other	—	—	2	—	4	—	6

Net Cash Used in Investing Activities	—	—	(154)	—	(167)	—	(321)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	400	—	—	—	—	—	400
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(431)	—	—	(1)	(4)	—	(436)
Increase (decrease) due from affiliates, net	245	360	282	2	(889)	—	—
Other	2	—	—	—	—	—	2

Net Cash Provided by (Used in) Financing Activities	216	360	282	1	(893)	—	(34)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	(2)	—	(2)	—	(4)

Net Change in Cash and Cash Equivalents	67	(17)	(33)	—	37	—	54
Cash and Cash Equivalents at Beginning of Year	—	27	588	—	99	—	714

Cash and Cash Equivalents at End of Year	$67	$10	$555	$—	$136	$—	$768

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2007

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(229)	$(306)	$(146)	$(15)	$927	$—	$231
Cash Flows from Investing Activities:
Capital expenditures	—	—	(271)	—	(362)	—	(633)
Proceeds from sale and maturity of marketable securities	280	—	—	—	53	—	333
Decrease in restricted cash and securities, net	—	—	1	—	11	—	12
Acquisitions, net of cash acquired and investments	—	—	(893)	—	217	—	(676)
Proceeds from sale of property, plant and equipment	—	—	2	—	3	—	5
Other	—	(2)	—	—	—	—	(2)

Net Cash Provided by (Used in) Investing Activities	280	(2)	(1,161)	—	(78)	—	(961)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,349	—	—	—	—	2,349
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(1,619)	(887)	—	(1)	(111)	—	(2,618)
Proceeds from warrants and stock-based equity plans	26	—	—	—	—	—	26
Increase (decrease) due from affiliates, net	1,527	(1,139)	300	16	(704)	—	—

Net Cash Provided by (Used in) Financing Activities	(66)	323	300	15	(815)	—	(243)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	3	—	3	—	6

Net Change in Cash and Cash Equivalents	(15)	15	(1,004)	—	37	—	(967)
Cash and Cash Equivalents at Beginning of the Year	15	12	1,592	—	62	—	1,681

Cash and Cash Equivalents at End of the Year	$—	$27	$588	$—	$99	$—	$714

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Subsequent Events

Issuance of 10% Senior Notes Due 2018

        On January 20, 2010, Level 3 Financing, Inc., in a private offering, issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the "10% Senior Notes"). The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting discount and debt issuance costs and were used to fund Level 3 Financing, Inc.'s purchase of its 12.25% Senior Notes due 2013 (the "12.25% Senior Notes") in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

        The offering of the 10% Senior Notes was not registered under the Securities Act of 1933, as amended, and the 10% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 10% Senior Notes were sold to "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

        On January 20, 2010, Level 3, Level 3 Financing, Inc. and the initial purchasers of the 10% Senior Notes entered into a registration rights agreement regarding the 10% Senior Notes pursuant to which Level 3 and Level 3 Financing, Inc. agreed, among other things, to file an exchange offer registration statement with the Securities and Exchange Commission.

        In addition, each of Level 3 Communications, Inc. and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the 10% Senior Notes at the earliest practicable date and to enter into a guarantee of the 10% Senior Notes promptly thereafter.

Tender Offer

        On January 5, 2010, Level 3 Financing, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $550 million aggregate principal amount of its 12.25% Senior Notes for a price equal to $1,080.00 per $1,000 principal amount of the notes, which included $1,050.00 as the tender offer consideration and $30.00 as a consent payment (the "12.25% Tender Offer"). In connection with the 12.25% Tender Offer, Level 3 and Level 3 Financing, Inc. solicited consents to certain proposed amendments to the indenture governing the 12.25% Senior Notes to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the indenture.

        In January 2010, holders of the 12.25% Senior Notes representing approximately 99.4% of the aggregate principal amount of the outstanding 12.25% Senior Notes (or $546,882,000 aggregate principal amount) tendered notes in the tender offer. The 12.25% Senior Notes tendered in the tender offer were accepted and paid for by Level 3 Financing, Inc. on January 20, 2010. At the expiration of the tender offer on February 2, 2010, an additional $30 thousand in notes were tendered for an aggregate principal amount of tendered notes of $546,912,000.

        In connection with the 12.25% Tender Offer and consent solicitation, on January 20, 2010, Level 3 Financing, Inc. entered into a supplemental indenture, among Level 3, Level 3 Financing, Inc., Level 3

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Subsequent Events (Continued)

Communications, LLC and The Bank of New York Mellon, as Trustee (the "Supplemental Indenture") to effect the amendments to the indenture relating to the 12.25% Senior Notes. On February 12, 2010, the Company also provided notice to the remaining holders of the 12.25% Senior Notes, that they would be redeemed in full on March 15, 2010, at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

        The Company expects to recognize a loss associated with the 12.25% tender offer in the first quarter of 2010, of approximately $55 million.

(18) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(dollars in millions except per share data)
Revenue	$980	$1,092	$942	$1,090	$916	$1,070	$924	$1,049
Gross Margin	573	617	547	630	529	626	548	619
Operating Income (Loss)	12	(52)	(8)	(3)	(26)	4	(43)	82
Net Income (Loss)	(132)	(190)	(134)	(42)	(170)	(129)	(182)	43
Earnings (Loss) per Share:
Basic	$(0.08)	$(0.12)	$(0.08)	$(0.03)	$(0.10)	$(0.08)	$(0.11)	$0.03
Diluted	$(0.08)	$(0.12)	$(0.08)	$(0.03)	$(0.10)	$(0.08)	$(0.11)	$(0.04)

        The 2008 financial information has been adjusted for the retrospective application of Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has been codified into the guidance relating to Debt with Conversion and Other Options.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2010.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 26, 2010
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 26, 2010
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2010
/s/ R. DOUGLAS BRADBURY R. Douglas Bradbury	Director	February 26, 2010
/s/ DOUGLAS C. EBY Douglas C. Eby	Director	February 26, 2010
/s/ JAMES O. ELLIS, JR James O. Ellis, Jr.	Director	February 26, 2010
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 26, 2010

/s/ ROBERT E. JULIAN Robert E. Julian	Director	February 26, 2010
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Executive Vice President, Vice Chairman and Director	February 26, 2010
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 26, 2010
/s/ RAHUL N. MERCHANT Rahul N. Merchant	Director	February 26, 2010
/s/ ARUN NETRAVALI Arun Netravali	Director	February 26, 2010
/s/ JOHN T. REED John T. Reed	Director	February 26, 2010
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	February 26, 2010
/s/ ALBERT C. YATES Albert C. Yates	Director	February 26, 2010