Form 10-Q
period 2010-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2010-05-07
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of each class of the issuer’s common stock, as of March 31, 2010:

Common Stock:1,656,411,820 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2010	March 31, 2009

Revenue:
Communications	$900	$962
Coal Mining	10	18
Total Revenue	910	980

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	371	390
Coal Mining	12	17
Total Cost of Revenue	383	407

Depreciation and Amortization	225	222
Selling, General and Administrative	343	338
Restructuring Charges	—	1
Total Costs and Expenses	951	968

Operating (Loss) Income	(41)	12

Other Income (Expense):
Interest income	—	1
Interest expense	(149)	(146)
Other, net	(47)	2
Total Other Income (Expense)	(196)	(143)

Loss Before Income Taxes	(237)	(131)

Income Tax Expense	(1)	(1)

Net Loss	$(238)	$(132)

Basic and Diluted Loss per Share	$(0.14)	$(0.08)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands):	1,647,407	1,620,932

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, expect par value)	March 31, 2010	December 31, 2009

Assets

Current Assets:
Cash and cash equivalents	$639	$836
Restricted cash and securities	2	3
Receivables, less allowances for doubtful accounts of $19 and $18, respectively	304	323
Other	96	97
Total Current Assets	1,041	1,259

Property, Plant and Equipment, net	5,518	5,687
Restricted Cash and Securities	124	122
Goodwill	1,427	1,429
Other Intangibles, net	443	467
Other Assets, net	109	98
Total Assets	$8,662	$9,062

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$345	$364
Current portion of long-term debt	213	705
Accrued payroll and employee benefits	34	51
Accrued interest	134	140
Current portion of deferred revenue	151	162
Other	64	97
Total Current Liabilities	941	1,519

Long-Term Debt, less current portion	6,211	5,755
Deferred Revenue, less current portion	729	740
Other Liabilities	560	557
Total Liabilities	8,441	8,571

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,500,000,000 shares: 1,656,411,820 issued and outstanding at March 31, 2010 and 1,644,116,265 issued and outstanding at December 31, 2009	17	16
Additional paid-in capital	11,559	11,537
Accumulated other comprehensive loss	(60)	(5)
Accumulated deficit	(11,295)	(11,057)
Total Stockholders’ Equity	221	491
Total Liabilities and Stockholders’ Equity	$8,662	$9,062

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009

Cash Flows from Operating Activities:
Net loss	$(238)	$(132)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	222
Non-cash compensation expense attributable to stock awards	16	16
Loss on debt extinguishments, net	54	—
Change in fair value of embedded derivative	(2)	—
Accretion of debt discount and amortization of debt issuance costs	14	14
Accrued interest on long-term debt	(6)	6
Other, net	(7)	(6)
Changes in working capital items:
Receivables	17	(11)
Other current assets	(7)	(15)
Payables	(17)	(14)
Deferred revenue	(16)	(17)
Other current liabilities	(41)	(67)
Net Cash Used in Operating Activities	(8)	(4)

Cash Flows from Investing Activities:
Capital expenditures	(82)	(78)
Increase in restricted cash and securities, net	—	(1)
Net Cash Used in Investing Activities	(82)	(79)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	613	(2)
Payments on and repurchases of long-term debt	(714)	(7)
Net Cash Used in Financing Activities	(101)	(9)

Effect of Exchange Rates on Cash and Cash Equivalents	(6)	(4)

Net Change in Cash and Cash Equivalents	(197)	(96)

Cash and Cash Equivalents at Beginning of Period	836	768

Cash and Cash Equivalents at End of Period	$639	$672

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$141	$126
Income taxes paid, net of refunds	$(2)	$1

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business

Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created its communications network generally by constructing its own assets, but also through a combination of purchasing and leasing from other companies and facilities. The Company’s network is an advanced, international, facilities based communications network. The Company designed its network to provide communications services, which employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

The Company is also engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries in which it has a controlling interest, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.

As part of its consolidation policy, the Company considers its controlled subsidiaries, investments in the business in which the Company is not the primary beneficiary or does not have effective control but has the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give the Company rights to economic risks or rewards of a legal entity.  The Company does not have variable interests in a variable interest entity (“VIE”) where it is required to consolidate the entity as the primary beneficiary or where it has concluded it is not the primary beneficiary.  The Company would be required to consolidate entities in which it owns less than a 100% equity interest if the entity is a VIE, and the Company is deemed to be the primary beneficiary in the VIE through having power over significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE.  The identification of variable interests and the analysis of whether the entity is a VIE requires significant judgment in determining whether certain arrangements were designed to create or absorb variability, the nature of the risks in the legal entity, and which investors and investments are considered at risk.  Circumstances supporting assumptions that indicate whether an entity has incentives or impediments to protect all or a portion of variable interest holders from absorbing a significant amount of variability may change based on the activities between the variable interest holders, the Company and other entities involved with the VIE.  Changes in events or circumstances may be significant enough to merit reconsideration of consolidation under the VIE model.

The accompanying consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and the unaudited interim consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this guidance, but does not expect adoption to have a material effect on its consolidated results of operations or financial condition.

(2) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three months ended March 31, 2010 and March 31, 2009, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 672 million and 489 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 45 million and 54 million outperform stock options, restricted stock units and warrants outstanding at March 31, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2010 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total

Balance at January 1, 2009	$1,429	$—	$1,429
Accumulated impairment losses	—	—	—
Balance at December 31, 2009	1,429	—	1,429
Effect of foreign currency rate change	(2)	—	(2)
Accumulated impairment losses	—	—	—
Balance at March 31, 2010	$1,427	$—	$1,427

The Company conducted its annual goodwill impairment analysis at December 31, 2009, and concluded its goodwill was not impaired.  There were no events or changes in circumstances during the first quarter of 2010 that indicated the carrying value of goodwill may not be recoverable.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2010 and December 31, 2009 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net

March 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(427)	$316
Patents and Developed Technology	140	(65)	75
	883	(492)	391

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(492)	$443

December 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(407)	$336
Patents and Developed Technology	141	(62)	79
	884	(469)	415

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(469)	$467

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $23 million for both the three months ended March 31, 2010 and three months ended March 31, 2009.

As of March 31, 2010, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2010 (remaining nine months)	$69
2011	91
2012	70
2013	51
2014	40
Thereafter	70
$391

(5) Restructuring and Contract Termination Costs

During the fourth quarter of 2008, the Company initiated a workforce reduction of approximately 400 employees, or 7% of the Company’s total employee base, and incurred a restructuring charge of $12 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in the fourth quarter of 2008. In the first quarter of 2009, the Company paid approximately $11 million of involuntary termination benefits for affected employees. The remaining $1 million of involuntary termination benefits were paid in the second quarter of 2009.

The Company has accrued contract termination costs of $40 million at March 31, 2010 and $42 million at December 31, 2009, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company incurred new contract termination costs of less than $1 million in the three months ended March 31, 2010, and did not incur any new contract termination costs in the three months ended March 31, 2009. The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

(6) Fair Value

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps, embedded derivative contracts and long-term debt including the current portion. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at March 31, 2010 and December 31, 2009. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $6.4 billion as of March 31, 2010 and $6.5 billion as of December 31, 2009. The estimated fair value of the Company’s long-term debt approximated $6.5 billion at March 31, 2010 and $6.3 billion at December 31, 2009.

Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit, long-term debt and certain performance and operating obligations of the Company, as well as cash and investments restricted to fund certain reclamation liabilities of the Company. Restricted cash and securities are recorded in current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

The cost and fair value of restricted cash and securities totaled $126 million at March 31, 2010 and $125 million at December 31, 2009.

Fair Value Hierarchy

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. GAAP establishes three levels of inputs that may be used to measure fair value:

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of March 31, 2010 and December 31, 2009 (in millions):

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$100	$92	$—	$—	$100	$92	$—	$—
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	$24	$20	$—	$—	$24	$20	$—	$—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$124	$112	$—	$—	$124	$112	$—	$—
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$2,885	$2,809	$2,717	$2,609	$—	$—	$—	$—
Convertible Debt	1,762	1,873	674	778	1,346	1,267	—	—
Term Loans	1,678	1,678	1,606	1,577	—	—	—	—
Mortgage Debt	68	68	—	—	78	75	—	—
Other	31	32	31	32	—	—	—	—
Total Long-term Debt, including the current portion:	$6,424	$6,460	$5,028	$4,996	$1,424	$1,342	$—	$—

Derivatives

The interest rate swaps are measured in accordance with the Fair Value Measurements and Disclosures guidance using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, and the specific swap rate stated in each of the swap agreements. The embedded derivative contracts are priced using inputs that are observable in the market, such as the Company’s stock price, risk-free interest rate and other contractual terms of certain of the Company’s convertible senior notes.

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $2.7 billion at March 31, 2010 and $2.6 billion at December 31, 2009 based on market prices. The fair value of each instrument was obtained by discounting the expected cash flows of such instrument using a risk-adjusted discount rate.  The significant inputs used to estimate the fair value of the Company’s Senior Notes included the March 31, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 10%), corporate and security credit ratings, maturity date (ranging from 2014 to 2018) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The Senior Notes are unsecured obligations of Level 3 Financing, Inc.; however, the Senior Notes are fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Debt

The estimated fair value of the Company’s actively traded Convertible Notes approximated $674 million at March 31, 2010 and $778 million at December 31, 2009. The fair value of the Company’s actively traded Convertible Notes used the trading quotes as of March 31, 2010 and December 31, 2009 provided by large financial institutions that trade in the Company’s securities.  The estimated fair value of the Company’s Convertible Notes which are not actively traded, such as the 9% Convertible Senior Discount Notes due 2013, the 7% Convertible Senior Notes due 2013, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1.346 billion at March 31, 2010 and $1.267 billion at December 31, 2009.  To estimate the fair value of the Convertible Notes which are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows.  The most significant inputs affecting the valuation are the pricing quotes provided by these market participants which incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.6 billion at both March 31, 2010 and December 31, 2009.  The fair value of each loan is obtained by discounting the expected cash flows of each instrument at a risk-adjusted discount rate and incorporating LIBOR expectations.  The significant inputs used to estimate the fair value of the Company’s Term Loans include the March 31, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion in aggregate principal value in Tranche A Term Loan and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

The Term Loans are secured by a pledge of the equity interests in certain domestic subsidiaries of Level 3 Financing, Inc. and 65% of the equity interest in Level 3 Financing, Inc.’s Canadian subsidiary and liens on the assets of Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc.  In addition, Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Term Loans.

Mortgage Debt

The fair value of the Commercial Mortgage was approximately $78 million and $75 million at March 31, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $68 million and $68 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

The Commercial Mortgage is a secured obligation of HQ Realty, Inc., a wholly owned subsidiary of the Company.  HQ Realty, Inc.’s obligations under the Commercial Mortgage are secured by a first priority lien on the Company’s headquarters campus located at 1025 Eldorado Boulevard, Broomfield, Colorado 80021 and certain HQ Realty, Inc. cash and reserve accounts.

The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

(7) Derivative Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 8). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements are designated as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

On March 13, 2007, Level 3 Financing Inc., the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning April 13, 2007 and mature on January 13, 2014. The Company uses interest rate swaps to convert specific variable rate debt issuances into fixed rate debt.  Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other.  The Company evaluates the effectiveness of the hedges on a quarterly basis. During the periods presented, these derivatives were used to hedge the variable cash flows associated with existing obligations. The Company recognizes any ineffective portion of the change in fair value of the hedged item in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness for the Company’s cash flow hedges was not material in any period presented.

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments as of March 31, 2010 and December 31, 2009.  Certain of these derivative instruments had to be classified as liabilities during 2010 and 2009 due to a potential requirement to settle the conversion rights in cash, and they are carried at fair value. The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing costs of the debt instruments. The Company recognizes the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the statements of operations. Gains from these derivative instruments were $2 million during the three month period ended March 31, 2010.  There was no effect during the three month period ended March 31, 2009.

The Company is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives the Company enters into are major institutions with investment grade credit ratings. The Company evaluates counterparty credit risk before entering into any hedge transaction and continues to closely monitor the financial market and the risk that its counterparties will default on their obligations. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

Amounts accumulated in Other Comprehensive Income/Loss (“AOCI”) related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments affect earnings. As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	March 31, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$100	Other noncurrent liabilities	$92

	Liability Derivatives
	March 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$24	Other noncurrent liabilities	$20

The amount of gains (losses) recognized in Other Comprehensive Income consists of the following (in millions):

Derivatives designated as hedging instruments	March 31, 2010	March 31, 2009
Cash flow hedging contracts	$(8)	$(15)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	March 31, 2010	March 31, 2009
Cash flow hedging contracts	Interest Expense	$(12)	$(8)

Interest rate swaps designated as cash flow hedging contracts offset the changes in the cash flows of the Company’s floating rate debt and qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $47 million of net losses on the interest rate swaps (based on current LIBOR) will be reclassified into earnings within the next twelve months.

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Derivatives not designated as	Location of Gain Recognized in	March 31,
hedging instruments	Income on Derivative	2010	2009
Embedded equity conversion rights	Other Income (Expense)—Other, net	$2	$—

(8) Long-Term Debt

As of March 31, 2010 and December 31, 2009, long-term debt was as follows:

(dollars in millions)	March 31, 2010	December 31, 2009
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2011 (10.75%)	—	3
Senior Notes due 2013 (12.25%)	—	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.0% as of March 31, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	—
Convertible Senior Notes due 2010 (2.875%)	38	40
Convertible Senior Notes due 2011 (5.25%)	196	199
Convertible Senior Notes due 2011 (10.0%)	172	172
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Subordinated Notes due 2010 (6.0%)	—	111
Commercial Mortgage due 2015 (6.86%)	68	68
Capital Leases	31	32
Total Debt Obligations	6,539	6,569
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(2)	(2)
Discount on Senior Notes due 2013 (12.25%)	—	(2)
Premium on Senior Notes due 2014 (9.25%)	8	8
Discount on Senior Notes due 2018 (10.0%)	(13)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	(33)	(38)
Discount on Convertible Senior Notes due 2014 (3.5%)	(42)	(46)
Discount on Convertible Senior Notes due 2015 (7.0%)	(4)	(4)
Discount due to embedded derivative contracts	(29)	(25)
Total Unamortized (Discount) Premium	(115)	(109)
Carrying Value of Debt	6,424	6,460
Less current portion	(213)	(705)
Long-term Debt, less current portion	$6,211	$5,755

Issuance of 10% Senior Notes Due 2018

On January 20, 2010, Level 3 Financing, Inc., in a private offering, issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “10% Senior Notes”). The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting discount and debt issuance costs and were used to fund Level 3 Financing, Inc.’s purchase of its 12.25% Senior Notes due 2013 (the “12.25% Senior Notes”) in a concurrent tender offer and consent solicitation. The net discount of approximately $13 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 10% Senior Notes using the effective interest method.  The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.  Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

Debt issue costs of approximately $14 million were capitalized and are being amortized over the term of the 10% Senior Notes.

The offering of the 10% Senior Notes was not registered under the Securities Act of 1933, as amended, and the 10% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 10% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the

Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

On January 20, 2010, Level 3, Level 3 Financing, Inc. and the initial purchasers of the 10% Senior Notes entered into a registration rights agreement regarding the 10% Senior Notes pursuant to which Level 3 and Level 3 Financing, Inc. agreed, among other things, to file an exchange offer registration statement with the Securities and Exchange Commission.  The maximum consideration that could be transferred to the initial purchasers pursuant to the registration rights agreement in the event of a Registration Default, as defined, is special interest on the principal amount of the Senior Notes not to exceed 1% per annum.

Tender Offer

On January 5, 2010, Level 3 Financing, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $550 million aggregate principal amount of its 12.25% Senior Notes for a price equal to $1,080.00 per $1,000 principal amount of the notes, which included $1,050.00 as the tender offer consideration and $30.00 as a consent payment (the “12.25% Tender Offer”). In connection with the 12.25% Tender Offer, Level 3 and Level 3 Financing, Inc. solicited consents to certain proposed amendments to the indenture governing the 12.25% Senior Notes to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the indenture.

In January 2010, holders of the 12.25% Senior Notes, representing approximately 99.4% of the aggregate principal amount of the outstanding 12.25% Senior Notes, participated in the tender offer. At the expiration of the tender offer on February 2, 2010, an aggregate principal amount of $546,912,000 notes had been tendered.

In connection with the 12.25% Tender Offer and consent solicitation, on January 20, 2010, Level 3 Financing, Inc. entered into a supplemental indenture, among Level 3, Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York Mellon, as Trustee (the “Supplemental Indenture”) to effect the amendments to the indenture relating to the 12.25% Senior Notes. On March 15, 2010, the Company redeemed in full the remaining $3 million aggregate principal of the 12.25% Senior Notes, at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

The Company recognized a loss associated with the 12.25% Tender Offer of approximately $54 million.

Debt Repayments and Repurchases

In the first quarter of 2010, the Company repaid $111 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 that matured on March 15, 2010.  In addition, in various transactions during the first quarter of 2010, the Company repurchased $3 million in aggregate principal amount of 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010.  Repurchases were made at prices to par ranging from 95% to 100%, and the Company recognized a net loss on these repurchases of less than $1 million.

In the first quarter of 2009, the Company repurchased $5 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $1 million aggregate principal amount of its 11.5% Senior Notes due 2010 at discounts to the principal amounts and recognized a net gain on extinguishment of less than $1 million.

Refer to Note 14 Subsequent Event for additional information regarding the Company’s redemption of its 10% Convertible Senior Notes due 2011 in the second quarter of 2010.  The Company has classified these notes within the current portion of long-term debt on the consolidated balance sheet as a result of the irrevocable redemption notice issued on April 27, 2010.

Debt Maturities

Aggregate future maturities of long-term debt and capital leases (excluding debt discounts, premiums and fair value adjustments and including the expected redemption of the 10% Convertible Senior Notes due 2011 in May 2010) were as follows as of March 31, 2010 (in millions):

2010 (remaining nine months)	$212
2011	199
2012	298
2013	698
2014	2,934
Thereafter	2,198
$6,539

(9) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
OSO	$3	$1
Restricted Stock and Restricted Stock Units	6	8
401(k) Match Expense	2	7
Restricted Stock Unit Bonus Grant	5	—
	16	16
Capitalized Noncash Compensation	—	—
	$16	$16

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of March 31, 2010, there were approximately 17 million outperform stock option (“OSO”) units outstanding, of which approximately 3 million were exercisable.  As of March 31, 2010, there were approximately 26 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation.  Effective April 1, 2010, the Company’s OSOs will be granted quarterly to certain levels of management and its RSUs will be granted annually on July 1 to certain other eligible employees.  There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.

(10) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended March 31,
	2010	2009

Net loss	$(238)	$(132)
Change in cumulative translation adjustment	(47)	(34)
Change in unrealized holding loss on interest rate swaps	(8)	(15)
Other, net	—	(1)
Comprehensive loss	$(293)	$(182)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	March 31, 2010	December 31, 2009

Cumulative translation adjustment	$86	$133
Accumulated net unrealized holding gain (loss) on interest rate swaps	(100)	(92)
Other, net	(46)	(46)
Accumulated other comprehensive loss	$(60)	$(5)

(11)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s reportable segments include: communications and coal mining (see Note 1). Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment.

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

The data presented in the following tables includes information for the three months ended March 31, 2010 and 2009 for all statement of operations and cash flow information presented.

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Revenue from external customers:
Communications	$900	$962
Coal Mining	10	18
	910	$980
Adjusted EBITDA:
Communications	202	$249
Coal Mining	(2)	$1

Communications revenue consists of:

1)             Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services.

2)             Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

3)             Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended March 31,
	2010	2009

Core Network Services Revenue	$701	$728
Wholesale Voice Services Revenue	165	171
Other Communications Revenue	34	63
Total Communications Revenue	$900	$962

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three months ended March 31, 2010 and 2009 (in millions):

Three Months Ended March 31, 2010

	Communications	Coal Mining
Net loss	$(235)	$(2)
Income tax expense	1	—
Total other (income) expense	196	(1)
Depreciation and amortization expense	224	1
Non-cash compensation expense	16	—
Adjusted EBITDA	$202	$(2)

Total Net Loss for reportable segments		$(237)
Unallocated corporate expense		(1)
Consolidated Net Loss		$(238)

Three Months Ended March 31, 2009

	Communications	Coal Mining
Net loss	$(133)	$—
Income tax expense	1	—
Total other (income) expense	144	—
Depreciation and amortization expense	221	1
Non-cash compensation expense	16	—
Adjusted EBITDA	$249	$1

Total Net Loss for reportable segments		$(133)
Unallocated corporate expense		1
Consolidated Net Loss		$(132)

(12) Commitments, Contingencies and Other Items

The Company and certain of its subsidiaries (the “companies”) are parties to a number of purported class action lawsuits involving the companies’ right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs’ land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

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

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on June 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”). A motion to dismiss the Complaint was filed by the Company and the other named defendants.  While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff’s motion to further amend the Complaint (the “Amended Compliant”).  Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice, which is pending before the court.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously.

During March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al. (Civil Case No. 09cv02914). The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara. The parties have agreed to a temporary stay of all activities in these actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these derivative actions. However, management believes that the complaints have numerous deficiencies including that each plaintiff failed to make a demand on the Company’s Board of Directors before filing the suit.

In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado. These cases have been consolidated as Walter v. Level 3 Communications, Inc., et. al., (Civil Case No. 09cv00658). The complaint alleges breaches of fiduciary and other duties under the Employee Retirement Income Security Act (“ERISA”) with respect to investments in the Company’s common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaint claims that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above.

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2010 and December 31, 2009, Level 3 had outstanding letters of credit of approximately $24 million and $25 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(13) Condensed Consolidating Financial Information

Level 3 Financing, Inc. (Level 3 Financing), a wholly owned subsidiary of the Company, has issued the 10.75% Senior Notes (fully redeemed in January 2010), Floating Rate Senior Notes due 2011 (fully redeemed in November 2009), 12.25% Senior Notes due 2013 (fully redeemed in March 2010), 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017, and the Floating Rate Senior Notes due 2015, (collectively, the “Senior Notes”) that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

In conjunction with the registration of the Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”  Level 3 Financing’s 12.25% Senior Notes due 2013, Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are also jointly and severally and fully and unconditionally guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information below for the periods from January 1, 2009 through December 31, 2009 when the Company merged Broadwing Financial Services, Inc. with and into Level 3 Communications LLC.  In the Condensed Consolidating Balance Sheets for the year ended December 31, 2009, Broadwing Financial Services, Inc. is included in Level 3 Communications, LLC.

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-

alone basis.  Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$489	$478	$(57)	$910
Costs and Expenses:
Cost of Revenue	—	—	199	238	(54)	383
Depreciation and Amortization	—	—	108	117	—	225
Selling, General and Administrative	1	—	294	51	(3)	343
Total Costs and Expenses	1	—	601	406	(57)	951
Operating (Loss) Income	(1)	—	(112)	72	—	(41)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(52)	(94)	—	(3)	—	(149)
Interest income (expense) affiliates, net	197	321	(455)	(63)	—	—
Equity in net earnings (losses) of subsidiaries	(384)	(557)	44	—	897	—
Other, net	2	(54)	—	5	—	(47)
Other Income (Expense)	(237)	(384)	(411)	(61)	897	(196)
(Loss) Income Before Income Taxes	(238)	(384)	(523)	11	897	(237)
Income Tax Expense	—	—	—	(1)	—	(1)
Net (Loss) Income	$(238)	$(384)	$(523)	$10	$897	$(238)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$399	$—	$643	$(62)	$980
Costs and Expenses:
Cost of Revenue	—	—	187	—	279	(59)	407
Depreciation and Amortization	—	—	101	—	121	—	222
Selling, General and Administrative	—	—	281	—	60	(3)	338
Restructuring Charges	—	—	1	—	—	—	1
Total Costs and Expenses	—	—	570	—	460	(62)	968
Operating (Loss) Income	—	—	(171)	—	183	—	12
Other Income (Expense):
Interest income	—	—	1	—	—	—	1
Interest expense	(55)	(88)	(1)	—	(2)	—	(146)
Interest income (expense) affiliates, net	207	300	(504)	—	(3)	—	—
Equity in net earnings (losses) of subsidiaries	(284)	(496)	111	—	—	669	—
Other, net	—	—	1	—	1	—	2
Other Income (Expense)	(132)	(284)	(392)	—	(4)	669	(143)
(Loss) Income Before Income Taxes	(132)	(284)	(563)	—	179	669	(131)
Income Tax Expense	—	—	—	—	(1)	—	(1)
Net (Loss) Income	$(132)	$(284)	$(563)	$—	$178	$669	$(132)

Condensed Consolidating Balance Sheets

March 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$41	$7	$470	$121	$—	$639
Restricted cash and securities	—	—	1	1	—	2
Receivable, net	—	—	56	248	—	304
Due from (to) affiliates	11,603	10,690	(24,674)	2,381	—	—
Other	3	10	51	32	—	96
Total Current Assets	11,647	10,707	(24,096)	2,783	—	1,041
Property, Plant and Equipment, net	—	—	3,063	2,455	—	5,518
Restricted Cash and Securities	18	—	24	82	—	124
Goodwill and Other Intangibles, net	—	—	550	1,320	—	1,870
Investment in Subsidiaries	(9,610)	(15,634)	3,366	—	21,878	—
Other Assets, net	6	73	15	15	—	109
Total Assets	$2,061	$(4,854)	$(17,078)	$6,655	$21,878	$8,662
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$115	$229	$—	$345
Current portion of long-term debt	210	—	2	1	—	213
Accrued payroll and employee benefits	—	—	29	5	—	34
Accrued interest	39	94	—	1	—	134
Current portion of deferred revenue	—	—	110	41	—	151
Other	—	2	59	3	—	64
Total Current Liabilities	250	96	315	280	—	941

Commitments and Contingencies

Long-Term Debt, less current portion	1,552	4,563	25	71	—	6,211
Deferred Revenue, less current portion	—	—	657	72	—	729
Other Liabilities	38	101	155	266	—	560
Stockholders’ Equity (Deficit)	221	(9,614)	(18,230)	5,966	21,878	221
Total Liabilities and Stockholders’ Equity (Deficit)	$2,061	$(4,854)	$(17,078)	$6,655	$21,878	$8,662

Condensed Consolidating Balance Sheets

December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$236	$8	$431	$161	$—	$836
Restricted cash and securities	—	—	1	2	—	3
Receivable, net	—	—	77	246	—	323
Due from (to) affiliates	11,404	10,397	(24,068)	2,267	—	—
Other	3	16	43	35	—	97
Total Current Assets	11,643	10,421	(23,516)	2,711	—	1,259
Property, Plant and Equipment, net	—	—	3,119	2,568	—	5,687
Restricted Cash and Securities	18	—	23	81	—	122
Goodwill and Other Intangibles, net	—	—	566	1,330	—	1,896
Investment in Subsidiaries	(9,222)	(15,037)	3,288	—	20,971	—
Other Assets, net	7	63	15	13	—	98
Total Assets	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$136	$227	$—	$364
Current portion of long-term debt	151	551	2	1	—	705
Accrued payroll and employee benefits	—	—	46	5	—	51
Accrued interest	47	92	—	1	—	140
Current portion of deferred revenue	—	—	116	46	—	162
Other	—	1	61	35	—	97
Total Current Liabilities	199	644	361	315	—	1,519

Commitments and Contingencies

Long-Term Debt, less current portion	1,722	3,936	26	71	—	5,755
Deferred Revenue, less current portion	—	—	662	78	—	740
Other Liabilities	34	93	156	274	—	557
Stockholders’ Equity (Deficit)	491	(9,226)	(17,710)	5,965	20,971	491
Total Liabilities and Stockholders’ Equity (Deficit)	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(49)	$(90)	$(20)	$151	$—	$(8)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(29)	(53)	—	(82)
Net Cash Used in Investing Activities	—	—	(29)	(53)	—	(82)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	613	—	—	—	613
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(115)	(598)	(1)	—	—	(714)
Increase (decrease) due from affiliates, net	(31)	74	89	(132)	—	—
Other	—	—	—	—	—	—
Net Cash (Used in) Provided by Financing Activities	(146)	89	88	(132)	—	(101)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(6)	—	(6)
Net Change in Cash and Cash Equivalents	(195)	(1)	39	(40)	—	(197)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$41	$7	$470	$121	$—	639

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(25)	$(101)	$(52)	$—	$174	$—	$(4)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(31)	—	(47)	—	(78)
Increase in restricted cash and securities, net	—	—	—	—	(1)	—	(1)
Net Cash Used in Investing Activities	—	—	(31)	—	(48)	—	(79)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(2)	—	—	—	—	—	(2)
Payments on and repurchases of long-term debt	(6)	—	—	—	(1)	—	(7)
Increase (decrease) due from affiliates, net	33	99	1	—	(133)	—	—
Net Cash Provided by (Used in) Financing Activities	25	99	1	—	(134)	—	(9)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	(4)	—	(4)
Net Change in Cash and Cash Equivalents	—	(2)	(82)	—	(12)	—	(96)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$473	$—	$124	$—	$672

(14) Subsequent Event

On April 28, 2010, Level Communications, Inc. announced that the Company would redeem all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 on May 27, 2010, for a price equal to $1,016.70 per $1,000 principal amount of the notes plus accrued and unpaid interest up to, but not including the redemption date.  The Company will use cash on hand to fund the redemption of these notes, and expects to recognize a loss on extinguishment of approximately $4 million.  The 10% Convertible Senior Notes have a maturity date of May 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

Communications revenue consists of:

•                  Core Network Services

•                  Wholesale Voice Services

•                  Other Communications Services

The first two categories of Communications revenue are in different phases of the service life cycle from Other Communication Services, requiring different levels of investment and focus, and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Network Services and Wholesale Voice Services is critical to the long-term success of its communications business. The Company also believes it must continue to effectively manage the positive cash flows from its Other Communications Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services revenue represents lower margin services. The Company believes that trends in the communications business are best gauged by looking at revenue trends in Core Network Services. The Company manages Wholesale Voice Services performance based on gross margin contribution rather than revenue growth. Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement”, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

Core Network Services

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

Data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, content delivery network (“CDN”) services, and Vyvx broadcast services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

The Company believes that one of the largest sources of future incremental demand for the Company’s Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet.

Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company has experienced price compression in the high-speed IP market in 2009 and expects that pricing for its high-speed IP services will continue to decline in 2010.

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

Beginning in the first quarter of 2010, Level 3 modified its revenue disclosure based on the manner in which certain customers are classified within market-facing groups. The following provides a discussion of its Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

•                  Wholesale includes revenue from international and domestic carriers, cable companies, wireless companies, voice service providers and the vast majority of former Content Market Group customers.

•                  Large Enterprise and Federal includes Fortune 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, Federal Government agencies and academic consortia, plus certain large former Content Markets Group customers.

•                  Mid-Market includes medium enterprises generally outside the Fortune 300, regional service providers, certain academic institutions and some state and local governments.

•                  European is unchanged from the 2009 presentation. The European revenue includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment of Core Network Services around customer markets should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales and marketing. Each of these groups is also supported by non-dedicated, centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy and human resources.

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended
	March 31, 2010	March 31, 2009

Wholesale	$343	$362
Large Enterprise and Federal	136	131
Mid-Market	151	165
European	71	70
Total Core Network Services	$701	$728

The classification of customers within each customer group can change based upon sales team assignments, merger and acquisition activity by customers and other factors.

Wholesale Voice Services

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

Other Communications Services

The Company’s Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  As a result of the continued migration away from dial-up services, managed modem revenue declined to $9 million in the three months ended March 31, 2010 compared to $18 million in the three months ended March 31, 2009.  The Company expects ongoing declines in Other Communications Services revenue similar to what has been experienced over the past several years.

The Company receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. In addition, a majority of the Company’s existing reciprocal compensation revenue is associated with agreements that are in effect through 2010 or beyond. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns reciprocal compensation revenue from providing managed modem services, which are declining.

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

The Company is focusing its attention on the following operational and financial objectives:

•                  increasing sales by improving the customer experience to increase customer retention and reducing customer churn;

•                  growing Core Network Services revenue;

•                  achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

•                  reducing network costs and operating expenses;

•                  continuing to show improvements in Adjusted EBITDA as a percentage of revenue;

•                  continuing to implement its “go local” metro network strategy; including leveraging its existing network assets to expand its addressable market;

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

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that have and are expected to further improve the full spectrum of the customer experience, including service activation and service management systems and customer billing as well as various operational efficiency improvements. The Company remains focused on auditing and migrating network inventory data from legacy applications to its central applications.

Recent changes in the economic environment and uncertainty in the global financial markets have required the Company to continue to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Network Services and replace the decline in revenue and earnings from Other Communications Services.  In addition, the Company’s operating results and financial condition could be negatively affected, if as a result of economic conditions:

•                  customers defer or forego purchases of the Company’s services;

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

In the first quarter of 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering and repurchased $547 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer.  The remaining $3 million aggregate principal of the 12.25% Senior Notes due 2013 was redeemed in March 2010. The Company recognized a $54 million loss on the extinguishment of these notes.

Also in the first quarter of 2010, the Company repaid $111 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 that matured on March 15, 2010.  In addition, in various transactions during the first quarter of 2010, the Company, or its subsidiaries, repurchased $3 million in aggregate principal amount of 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010.  Repurchases were made at prices to par ranging from 95% to 100%, and Level 3 recognized a net loss on these repurchases of less than $1 million.

In the fourth quarter of 2009, Level 3 Communications, Inc. issued $275 million aggregate principal amount of 7% Convertible Senior Notes due 2015, Series B, for net proceeds of $274 million. In addition, during the fourth quarter of 2009, the Company repurchased approximately $73 million aggregate principal amount primarily consisting of convertible notes maturing in 2010, 2011 and 2012.

In the third quarter of 2009, $55 million of outstanding aggregate principal of the Company’s 6% Convertible Subordinated Notes due 2009 matured and was repaid. In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible debt. The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities.

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

In the first quarter of 2009, the Company repurchased $5 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $1 million aggregate principal amount of its 11.5% Senior Notes due 2010 at discounts to the principal amounts and recognized a net gain on extinguishment of less than $1 million.

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

Critical Accounting Policies

The significant accounting policies that are included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 appropriately present, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the effect of this guidance, but does not expect adoption to have a material effect on its consolidated results of operations or financial condition.

Results of Operations for the Three Months Ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,	Change
(dollars in millions)	2010	2009	%

Revenue:
Communications	$900	$962	(6)%
Coal Mining	10	18	(44)%
Total revenue	910	980	(7)%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	371	390	(5)%
Coal Mining	12	17	(29)%
Total Cost of Revenue	383	407	(6)%

Depreciation and Amortization	225	222	1%
Selling, General and Administrative	343	338	1%
Restructuring Charges	—	1	(100)%
Total Costs and Expenses	951	968	(2)%

Operating (Loss) Income	(41)	12	NM %

Other Income (Expense):
Interest income	—	1	(100)%
Interest expense	(149)	(146)	(2)%
Other, net	(47)	2	NM %
Total Other Income (Expense)	(196)	(143)	(37)%

Loss Before Income Taxes	(237)	(131)	(81)%

Income Tax Expense	(1)	(1)	—%

Net Loss	$(238)	$(132)	(80)%

NM – Not meaningful

Communications revenue consists of:

1)           Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services.

2)           Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

3)             Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Core Network Services Revenue	$701	$728
Wholesale Voice Services Revenue	165	171
Other Communications Revenue	34	63
Total Communications Revenue	$900	$962

Comparisons of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Communications Revenue decreased 6% in the first quarter of 2010 compared to the first quarter of 2009. Contributing to this decrease in Communications revenue was a decrease in the Company’s Core Network Services and Wholesale Voice Services revenue and is generally the result of macroeconomic conditions driving increasing customer turnover in the Company’s business, usage declines, and customers delaying network investment purchases or optimizing their own networks for communications services.

The Company experienced declines within Core Network Services in the first quarter of 2010 compared to the first quarter of 2009, including transport, data, Vyvx broadcast services, and local voice and enterprise voice services. The decrease in transport revenue is primarily the result of macroeconomic conditions causing customers to optimize their own networks as opposed to utilizing the Company’s network and disconnects in longhaul private line service. The decrease in Vyvx broadcast services is primarily the result of macroeconomic conditions causing lower usage as customers generally cut back on the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. Partially offsetting the decreases in transport, data, Vyvx broadcast services, and local voice and enterprise voice revenue were increases in infrastructure revenue in the first quarter of 2010 compared to the first quarter of 2009. The Company continues to experience strong demand for infrastructure services for complex nationwide solutions capacity in large markets.

The decrease in Wholesale Voice Services revenue is primarily attributable to a decrease in domestic and international voice termination services and international voice services, which was caused by pricing declines and lower usage. Partially offsetting the decrease in domestic and international voice termination revenue was an increase in toll free revenue. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $34 million in the first quarter of 2010 from $63 million in the first quarter of 2009. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the first quarter of 2010 compared to the first quarter of 2009 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

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

Coal mining revenue decreased to $10 million in the first quarter of 2010 from $18 million in the first quarter of 2009 primarily due to a decrease in volume of tons mined attributable to the expiration of certain long term purchase contracts.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue, was 41% in the first quarter of 2010 and in the first quarter of 2009. The Company continues to realize synergies from acquisitions as it has been able to eliminate some of the costs associated with duplicate circuits serving the same markets. The corresponding decreases in Other Communications Services revenue also contributed to the flat cost of revenue as a percentage of revenue for the Communications business. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core Network Services revenue and Wholesale Voice Services revenue. The incremental gross margins for Wholesale Voice Services revenue are in the 30% range versus 80% for Core Network Services revenue, and the gross margin for managed modem revenue is generally higher than for Core Network Services revenue.

Coal mining cost of revenue approximated 128% of coal mining revenue in the first quarter of 2010 and 92% in the first quarter of 2009. The increase in coal mining cost of revenue as a percentage of coal mining revenue in the first quarter of 2010 is the result of the volume of tons mined at locations with higher costs per ton.

Depreciation and Amortization expense increased 1% to $225 million in the first quarter of 2010 from $222 million in the first quarter of 2009. The increase is primarily attributable to increased depreciation expense associated with additional capital projects invested in the business, which marginally outpaced the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated.

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

Selling, general and administrative expenses increased 1% to $343 million in the first quarter of 2010 compared to $338 million in the first quarter of 2009.  The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase its sales and support headcount during the second half of 2009.  Included in selling, general and administrative expenses in each of the first quarters of 2010 and 2009 were $16 million of non-cash, stock-based compensation expenses related to grants of outperform stock options and restricted stock units and restricted stock shares.

Restructuring Charges decreased to less than $1 million in the first quarter of 2010 compared to $1 million in the first quarter of 2009 as the Company had not initiated any significant new workforce reduction plans.

The Company may experience further restructuring charges in 2010 in connection with the possible need to adjust its cost structure if revenue performance is not satisfactory due to negative effects of the current economy or other reasons. Additional restructuring activities could result in additional headcount reductions.

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

Note 11 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $202 million in the first quarter of 2010 compared to $249 million in the first quarter of 2009. The decrease in Adjusted EBITDA for the communications business is primarily attributable to the decline in the Company’s revenue, partially offset by a decrease in cost of revenue, in addition to higher selling, general and administrative expenses during the first quarter of 2010.

Interest Income decreased to less than $1 million in the first quarter of 2010 from $1 million in the first quarter of 2009 primarily due to a decrease in the average returns on the Company’s investment portfolio, partially offset by an increase in the average invested balance during the first quarter of 2010.

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

Interest Expense increased 2% to $149 million in the first quarter of 2010 from $146 million in the first quarter of 2009. Interest expense increased as a result of higher average debt balances and average interest rate in 2010 as compared to 2009.  The Company expects annual interest expense in 2010 to approximate $585 million based on the Company’s outstanding debt as of March 31, 2010, expected redemption of the 10% Convertible Senior Notes due 2011 in May 2010 and the current interest rates on the Company’s variable rate debt.  See Note 8 of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Other, net was a loss of $47 million in the first quarter of 2010 and income of $2 million in the first quarter of 2009. Other, net is primarily comprised of gains and losses on the extinguishment of debt, gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.  The change in Other, net is primarily attributable to the $54 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010.

Income Tax Expense was $1 million in the first quarter of 2010 and $1 million in the first quarter of 2009, primarily related to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - March 31, 2010

Cash flows used in operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009, respectively are summarized as follows:

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2010	2009	Change

Net Cash Used in Operating Activities	$(8)	$(4)	$(4)
Net Cash Used in Investing Activities	(82)	(79)	(3)
Net Cash Used in Financing Activities	(101)	(9)	(92)
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	(4)	(2)
Net Change in Cash and Cash Equivalents	$(197)	$(96)	$(101)

Operating Activities

Cash used in operating activities increased by $4 million in the first quarter of 2010 compared to the first quarter of 2009. The increase in cash used in operating activities was primarily due to an increase in the Company’s net loss of approximately $106 million in the first quarter of 2010 compared to the same period in 2009.  This increase in the Company’s net loss was partially offset by an improvement in working capital items and the $54 million adjustment related to the loss on debt extinguishment recognized in the first quarter of 2010, included in the increase of net loss but reflected in financing activities on the Statement of Cash Flows.  The improvement in working capital items was primarily due to changes in accounts receivable, other current liabilities and other current assets.

Investing Activities

Cash used in investing activities increased by $3 million in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of additional capital expenditures, which totaled $82 million in the first quarter of 2010 and $78 million in the first quarter of 2009.

Financing Activities

Cash used in financing activities increased $92 million in the first quarter of 2010 compared to the first quarter of 2009 as a result of an increase in debt repurchases net of new issuances.  See Note 8 of the Notes to the Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred a net loss of $238 million in the first quarter of 2010 and $132 million in the first quarter of 2009. The Company used $82 million for capital expenditures and used $8 million in cash flows from operating activities in the first quarter of 2010. This compares to $78 million of cash used for capital expenditures and $4 million of cash flows used in operating activities in the first quarter of 2009.

Cash interest payments are expected to increase slightly to $525 million in 2010 from the $517 million made in 2009 based on current debt outstanding, estimated interest rates on the Company’s variable rate debt, expected continued execution of liability management initiatives and the financing transactions completed in early 2010. Capital expenditures for 2010 are expected to be higher than the $313 million in 2009 as the Company expects success-based capital to increase in 2010. The Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of March 31, 2010, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations, as well as the expected redemption of the 10% Convertible Senior Notes due 2011 in May 2010, and excluding premium and discounts on debt issuance and fair value adjustments of approximately $212 million that mature in 2010, $199 million that mature in 2011 and $298 million that mature in 2012. The Company is reflecting the $68 million commercial mortgage obligation as maturing in 2015 as it elected to extend the maturity to 2015.

In early 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering. In conjunction with a concurrent tender offer and consent solicitation, the proceeds from this issuance were used to repurchase $547 million aggregate principal amount of its 12.25% Senior Notes due 2013. The Company also repaid $111 million of its 6% Convertible Subordinated Notes due 2010 that matured on March 15, 2010, repurchased the remaining $3 million aggregate principal amount of the 12.25% Senior Notes due 2013 and repurchased an additional $8 million in various transactions throughout the first quarter of 2010.

Level 3 had $639 million of cash and cash equivalents on hand at March 31, 2010. In addition, $126 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of the existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2010, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015, that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2010, was approximately 4.0%.

In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at March 31, 2010. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At March 31, 2010, the Company had $4.5 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.9%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 12 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q.  This disclosure is hereby incorporated by reference to this Item 1.

Item 1A                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2009, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2009, have not materially changed other than as set forth below.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $237 million for the three months ended March 31, 2010.  Level 3 had deficiencies of earnings to cover fixed charges of $617 million for the fiscal year ended December 31, 2009, $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, and $647 million for the fiscal year ended December 31, 2005.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of March 31, 2010, Level 3 had an aggregate of approximately $6.4 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $221 million of stockholders’ equity. Of this long-term debt (and including the expected redemption of the 10% Convertible Senior Notes due 2011 in May 2010), approximately $212 million is due to mature in the remaining nine months of 2010, approximately $199 million is due to mature in 2011 and approximately $298 million is due to mature in 2012, in each case excluding debt discounts, premiums and fair value adjustments.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 7, 2010	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer