Form 10-Q
period 2010-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2010-08-03
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of each class of the issuer’s common stock, as of July 30, 2010:

Common Stock: 1,664,768,360 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Revenue:
Communications	$892	$926	$1,792	$1,888
Coal Mining	16	16	26	34
Total Revenue	908	942	1,818	1,922

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	358	379	729	769
Coal Mining	16	16	28	33
Total Cost of Revenue	374	395	757	802

Depreciation and Amortization	223	228	448	450
Selling, General and Administrative	338	321	681	659
Restructuring Charges	1	6	1	7
Total Costs and Expenses	936	950	1,887	1,918

Operating Income (Loss)	(28)	(8)	(69)	4

Other Income (Expense):
Interest income	—	1	—	2
Interest expense	(145)	(152)	(294)	(298)
Gain (Loss) on extinguishments of debt, net	(5)	14	(59)	14
Other, net	9	12	16	14
Total Other Income (Expense)	(141)	(125)	(337)	(268)

Loss Before Income Taxes	(169)	(133)	(406)	(264)

Income Tax Expense	—	(1)	(1)	(2)

Net Loss	$(169)	$(134)	$(407)	$(266)

Basic and Diluted Loss per Share	$(0.10)	$(0.08)	$(0.25)	$(0.16)

Shares Used to Compute Basic and Diluted
Loss per Share (in thousands):	1,660,009	1,632,254	1,653,743	1,626,584

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, expect par value)	June 30, 2010	December 31, 2009

Assets

Current Assets:
Cash and cash equivalents	$442	$836
Restricted cash and securities	1	3
Receivables, less allowances for doubtful accounts of $17 and $18, respectively	312	323
Other	101	97
Total Current Assets	856	1,259

Property, Plant and Equipment, net	5,376	5,687
Restricted Cash and Securities	120	122
Goodwill	1,425	1,429
Other Intangibles, net	419	467
Other Assets, net	100	98
Total Assets	$8,296	$9,062

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$355	$364
Current portion of long-term debt	41	705
Accrued payroll and employee benefits	45	51
Accrued interest	144	140
Current portion of deferred revenue	148	162
Other	63	97
Total Current Liabilities	796	1,519

Long-Term Debt, less current portion	6,223	5,755
Deferred Revenue, less current portion	717	740
Other Liabilities	545	557
Total Liabilities	8,281	8,571

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,900,000,000 shares: 1,661,809,392 issued and outstanding at June 30, 2010 and 1,644,116,265 issued and outstanding at December 31, 2009	17	16
Additional paid-in capital	11,584	11,537
Accumulated other comprehensive loss	(122)	(5)
Accumulated deficit	(11,464)	(11,057)
Total Stockholders’ Equity	15	491
Total Liabilities and Stockholders’ Equity	$8,296	$9,062

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2009

Cash Flows from Operating Activities:
Net loss	$(407)	$(266)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	448	450
Non-cash compensation expense attributable to stock awards	30	25
Loss (gain) on extinguishments of debt, net	59	(14)
Change in fair value of embedded derivative	(10)	—
Accretion of debt discount and amortization of debt issuance costs	28	30
Accrued interest on long-term debt	4	15
Other, net	(2)	(7)
Changes in working capital items:
Receivables	7	19
Other current assets	(12)	(27)
Payables	(5)	(42)
Deferred revenue	(27)	12
Other current liabilities	(36)	(99)
Net Cash Provided by Operating Activities	77	96

Cash Flows from Investing Activities:
Capital expenditures	(186)	(158)
Decrease in restricted cash and securities, net	4	3
Net Cash Used in Investing Activities	(182)	(155)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	613	272
Payments on and repurchases of long-term debt	(890)	(353)
Net Cash Used in Financing Activities	(277)	(81)

Effect of Exchange Rates on Cash and Cash Equivalents	(12)	2

Net Change in Cash and Cash Equivalents	(394)	(138)

Cash and Cash Equivalents at Beginning of Period	836	768

Cash and Cash Equivalents at End of Period	$442	$630

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$262	$253
Income taxes paid, net of refunds	$(1)	$4

Non-cash Investing and Financing Activities:
Long-term debt issued in exchange transactions	$—	$196
Long-term debt retired in exchange transactions	$—	$204

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

The accompanying consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 elected to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or financial condition.

(2) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and six months ended June 30, 2010 and June 30, 2009, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 624 million and 545 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 39 million and 42 million outperform stock options, restricted stock units and warrants outstanding at June 30, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2010 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total

Balance at December 31, 2009	$1,429	$—	$1,429
Effect of foreign currency rate change	(4)	—	(4)
Accumulated impairment losses	—	—	—
Balance at June 30, 2010	$1,425	$—	$1,425

The Company conducted its annual goodwill impairment analysis at December 31, 2009, and concluded its goodwill was not impaired.  There were no events or changes in circumstances during the first half of 2010 that indicated the carrying value of goodwill may not be recoverable.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net

June 30, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$742	$(447)	$295
Patents and Developed Technology	140	(68)	72
	882	(515)	367

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$934	$(515)	$419

December 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(407)	$336
Patents and Developed Technology	141	(62)	79
	884	(469)	415

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(469)	$467

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $23 million and $46 million for the three and six months ended June 30, 2010 and $23 million and $46 million three and six months ended June 30, 2009.

As of June 30, 2010, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2010 (remaining six months)	$46
2011	91
2012	69
2013	51
2014	40
Thereafter	70
$367

(5) Restructuring and Contract Termination Costs

The Company has accrued contract termination costs of $38 million at June 30, 2010 and $42 million at December 31, 2009 for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company did not incur any new contract termination costs in the three months ended June 30, 2010 or in the three and six months ended June 30, 2009. The Company incurred new contract termination costs of less than $1 million in the six months ended June 30, 2010.  The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt including the current portion as of June 30, 2010 and December 31, 2009. The Company also had embedded derivative contracts included in its financial position as of December 31, 2009.  The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at June 30, 2010 and December 31, 2009. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $6.3 billion as of June 30, 2010 and $6.5 billion as of December 31, 2009. The estimated fair value of the Company’s long-term debt approximated $5.9 billion at June 30, 2010 and $6.3 billion at December 31, 2009.

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

The cost and fair value of restricted cash and securities totaled $121 million at June 30, 2010 and $125 million at December 31, 2009.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of June 30, 2010 and December 31, 2009:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$113	$92	$—	$—	$113	$92	$—	$—
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	20	—	—	—	20	—	—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$113	$112	$—	$—	$113	$112	$—	$—
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$2,885	$2,809	$2,540	$2,609	$—	$—	$—	$—
Convertible Notes	1,602	1,873	486	778	1,200	1,267	—	—
Term Loans	1,679	1,678	1,530	1,577	—	—	—	—
Commercial Mortgage	67	68	—	—	76	75	—	—
Other	31	32	—	—	31	32	—	—
Total Long-term Debt, including the current portion:	$6,264	$6,460	$4,556	$4,964	$1,307	$1,374	$—	$—

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $2.5 billion at June 30, 2010 and $2.6 billion at December 31, 2009 based on market prices. The fair value of each instrument was obtained by discounting the expected cash flows of such instrument using a risk-adjusted discount rate.  The significant inputs used to estimate the fair value of the Company’s Senior Notes included the June 30, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 10%), corporate and security credit ratings, maturity date (ranging from 2014 to 2018) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The Senior Notes are unsecured obligations of Level 3 Financing, Inc.; however, the Senior Notes are fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Notes

The estimated fair value of the Company’s actively traded Convertible Notes approximated $486 million at June 30, 2010 and $778 million at December 31, 2009. The fair value of the Company’s actively traded Convertible Notes used the trading quotes as of June 30, 2010 and December 31, 2009 provided by large financial institutions that trade in the Company’s securities.  The estimated fair value of the Company’s Convertible Notes which are not actively traded, such as the 9% Convertible Senior Discount Notes due 2013, the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1.2 billion at June 30, 2010 and $1.267 billion at December 31, 2009.  To estimate the fair value of the Convertible Notes which are not actively traded,

Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows.  The most significant inputs affecting the valuation are the pricing quotes provided by these market participants which incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.5 billion and $1.6 billion at June 30, 2010 and December 31, 2009, respectively.  The fair value of each loan is obtained by discounting the expected cash flows of each instrument at a risk-adjusted discount rate and incorporating LIBOR expectations.  The significant inputs used to estimate the fair value of the Company’s Term Loans include the June 30, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion in aggregate principal value in Tranche A Term Loan and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

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

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $76 million and $75 million at June 30, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $67 million and $68 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(7) Derivative Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 8). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements are designated as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

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

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments.  Certain of these derivative instruments were classified as liabilities at December 31, 2009 due to a potential requirement to settle the conversion rights in cash, and the conversion rights were carried at fair value. As a result of the approval by the Company’s stockholders at the May 20, 2010 annual meeting to increase the number of authorized shares of Level 3 common stock to 2.9 billion, the $16 million fair value of these derivative instruments was reclassified into stockholders’ equity as of May 20, 2010, as the Company has sufficient authorized and unissued common stock available to settle all of the potential conversion rights.  The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing costs of the debt instruments. The Company had recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the statements of operations. Gains from these derivative instruments were $8 million and $10 million during the three and six month period ended June 30, 2010, respectively.  The effect was less than $1 million during the three and six month periods ended June 30, 2009.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments affect earnings. As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	June 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$113	Other noncurrent liabilities	$92

	Liability Derivatives
	June 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$20

The amount of gains (losses) recognized in Other Comprehensive Income consists of the following (in millions):

Derivatives designated as hedging instruments	2010	2009
Cash flow hedging contracts
Three months ended June 30,	$(13)	$23
Six months ended June 30,	$(21)	$8

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	2010	2009
Cash flow hedging contracts:
Three months ended June 30,	Interest Expense	$(11)	$(9)
Six months ended June 30,	Interest Expense	$(23)	$(17)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $43 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2010) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net (loss) is as follows (in millions):

Derivatives not designated as	Location of Gain Recognized in
hedging instruments	Income on Derivative	2010	2009
Embedded equity conversion rights:
Three months ended June 30,	Other Income (Expense)—Other, net	$8	$—
Six months ended June 30,	Other Income (Expense)—Other, net	$10	$—

(8) Long-Term Debt

As of June 30, 2010 and December 31, 2009, long-term debt was as follows:

(dollars in millions)	June 30, 2010	December 31, 2009
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2011 (10.75%)	—	3
Senior Notes due 2013 (12.25%)	—	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.14% as of June 30, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	—
Convertible Senior Notes due 2010 (2.875%)	38	40
Convertible Senior Notes due 2011 (5.25%)	196	199
Convertible Senior Notes due 2011 (10.0%)	—	172
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Subordinated Notes due 2010 (6.0%)	—	111
Commercial Mortgage due 2015 (6.86%)	67	68
Capital Leases	31	32
Total Debt Obligations	6,366	6,569
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(2)
Discount on Senior Notes due 2013 (12.25%)	—	(2)
Premium on Senior Notes due 2014 (9.25%)	7	8
Discount on Senior Notes due 2018 (10.0%)	(12)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	(29)	(38)
Discount on Convertible Senior Notes due 2014 (3.5%)	(38)	(46)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(4)
Discount due to embedded derivative contracts	(26)	(25)
Total Unamortized (Discount) Premium	(102)	(109)
Carrying Value of Debt	6,264	6,460
Less current portion	(41)	(705)
Long-term Debt, less current portion	$6,223	$5,755

2010 Debt Issuance - 10% Senior Notes Due 2018

On January 20, 2010, Level 3 Financing, Inc. issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “10% Senior Notes”) in a private offering. The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting discount and debt issuance costs and were used to fund Level 3 Financing, Inc.’s purchase of its 12.25% Senior Notes due 2013 (the “12.25% Senior Notes”) in a concurrent tender offer and consent solicitation. The net discount of approximately $13 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 10% Senior Notes using the effective interest method.  The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.  Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

Debt issue costs of approximately $14 million were capitalized and are being amortized over the term of the 10% Senior Notes.

The offering of the 10% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement.  In June 2010, all of the originally placed notes were exchanged for a new issue of 10% Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradable.

2010 Tender Offer

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

The Company recognized a loss associated with the 12.25% Tender Offer of approximately $55 million.

2010 Debt Repayments and Repurchases

In the second quarter of 2010, the Company redeemed all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a price equal to $1,016.70 per $1,000 principal amount of the notes plus accrued and unpaid interest up to, but not including the redemption date.  The Company used cash on hand to fund the redemption of these notes, and recognized a loss on extinguishment of approximately $4 million.

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

2009 Debt Exchange

During the second quarter of 2009, the Company exchanged approximately $142 million aggregate principal amount of the Company’s 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 for $200 million aggregate principal amount of the Company’s 7% Convertible Senior Notes due 2015 (“7% Notes”) and $78 million in cash, plus accrued and unpaid interest.  The Company recognized a net gain of approximately $7 million on the exchange transaction, after deducting $1 million in unamortized debt issuance costs.

2009 Debt Repurchases

In the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $7 million. The gain consisted of a $33 million cash gain, which was partially offset by $20 million of unamortized debt discount, $1 million in unamortized debt issuance costs and a $5 million increase to equity for the fair value allocated to the equity component of the convertible debt upon extinguishment.

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

Debt Maturities

Aggregate future maturities of long-term debt and capital leases (excluding debt discounts, premiums and fair value adjustments) were as follows as of June 30, 2010 (in millions):

2010 (remaining six months)	$39
2011	199
2012	298
2013	698
2014	2,934
Thereafter	2,198
$6,366

(9) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OSO	$3	$1	$6	$2
Restricted Stock and Restricted Stock Units	2	5	8	13
401(k) Match Expense	4	3	6	10
Restricted Stock Unit Bonus Grant	5	—	10	—
	14	9	30	25
Capitalized Noncash Compensation	—	—	—	—
	$14	$9	$30	$25

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of June 30, 2010, there were approximately 16 million outperform stock option (“OSO”) units outstanding, of which approximately 2 million were exercisable.  As of June 30, 2010, there were approximately 21 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

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

(10) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(169)	$(134)	$(407)	$(266)
Change in cumulative translation adjustment	(49)	55	(96)	21
Change in unrealized holding gain (loss) on interest rate swaps	(13)	23	(21)	8
Other, net	—	—	—	(1)
Comprehensive loss	$(231)	$(56)	$(524)	$(238)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	June 30, 2010	December 31, 2009

Cumulative translation adjustment	$37	$133
Accumulated net unrealized holding gain (loss) on interest rate swaps	(113)	(92)
Other, net	(46)	(46)
Accumulated other comprehensive loss	$(122)	$(5)

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

The Company evaluates performance based upon Adjusted EBITDA, as defined by the Company, as net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges, (4) depreciation and amortization and (5) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue from external customers:
Communications	$892	$926	$1,792	$1,888
Coal Mining	16	16	26	34
	$908	$942	$1,818	$1,922
Adjusted EBITDA:
Communications	$209	$230	$411	$479
Coal Mining	$—	$—	$(2)	$1

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Communications Services:
Core Network Services Revenue	$699	$706	$1,400	$1,434
Wholesale Voice Services Revenue	163	171	328	342
Other Communications Revenue	30	49	64	112
Total Communications Revenue	$892	$926	$1,792	$1,888

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2010 and 2009 (in millions):

Three Months Ended June 30, 2010

	Communications	Coal Mining
Net loss	$(167)	$(1)
Income tax expense	—	—
Total other (income) expense	140	—
Depreciation and amortization expense	222	1
Non-cash compensation expense	14	—
Adjusted EBITDA	$209	$—

Total Net Loss for reportable segments		$(168)
Unallocated corporate expense		(1)
Consolidated Net Loss		$(169)

Six Months Ended June 30, 2010

	Communications	Coal Mining
Net loss	$(402)	$(3)
Income tax expense	1	—
Total other (income) expense	336	(1)
Depreciation and amortization expense	446	2
Non-cash compensation expense	30	—
Adjusted EBITDA	$411	$(2)

Total Net Loss for reportable segments		$(405)
Unallocated corporate expense		(2)
Consolidated Net Loss		$(407)

Three Months Ended June 30, 2009

	Communications	Coal Mining
Net loss	$(137)	$14
Income tax expense	1	—
Total other (income) expense	130	(15)
Depreciation and amortization expense	227	1
Non-cash compensation expense	9	—
Adjusted EBITDA	$230	$—

Total Net Loss for reportable segments		$(123)
Unallocated corporate expense		(11)
Consolidated Net Loss		$(134)

Six Months Ended June 30, 2009

	Communications	Coal Mining
Net loss	$(270)	$14
Income tax expense	2	—
Total other (income) expense	274	(15)
Depreciation and amortization expense	448	2
Non-cash compensation expense	25	—
Adjusted EBITDA	$479	$1

Total Net Loss for reportable segments		$(256)
Unallocated corporate expense		(10)
Consolidated Net Loss		$(266)

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2010 and December 31, 2009, Level 3 had outstanding letters of credit of approximately $23 million and $25 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(13) Condensed Consolidating Financial Information

Level 3 Financing, Inc. (Level 3 Financing), a wholly owned subsidiary of the Company, has issued the 10.75% Senior Notes (fully redeemed in January 2010), Floating Rate Senior Notes due 2011 (fully redeemed in November 2009), 12.25% Senior Notes due 2013 (fully redeemed in March 2010), 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017, 10% Senior Notes due 2018, and the Floating Rate Senior Notes due 2015, (collectively, the “Senior Notes”) that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

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

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

The Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 have been reclassified to reflect the merger of an Other Non-Guarantor Subsidiary into Level 3 Communications, LLC as of December 31, 2008.  This change did not have any effect on the Level 3 Consolidated Balance Sheet as of December 31, 2009.

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$501	$462	$(55)	$908
Costs and Expenses:
Cost of Revenue	—	—	197	229	(52)	374
Depreciation and Amortization	—	—	110	113	—	223
Selling, General and Administrative	—	—	294	47	(3)	338
Restructuring Charges	—	—	—	1	—	1
Total Costs and Expenses	—	—	601	390	(55)	936
Operating (Loss) Income	—	—	(100)	72	—	(28)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(49)	(94)	—	(2)	—	(145)
Interest income (expense) affiliates, net	201	328	(480)	(49)	—	—
Equity in net earnings (losses) of subsidiaries	(325)	(558)	43	—	840	—
Other, net	4	(1)	(6)	7	—	4
Other Income (Expense)	(169)	(325)	(443)	(44)	840	(141)
(Loss) Income Before Income Taxes	(169)	(325)	(543)	28	840	(169)
Income Tax Expense	—	—	(1)	1	—	—
Net (Loss) Income	$(169)	$(325)	$(544)	$29	$840	$(169)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$990	$940	$(112)	$1,818
Costs and Expenses:
Cost of Revenue	—	—	396	467	(106)	757
Depreciation and Amortization	—	—	218	230	—	448
Selling, General and Administrative	1	—	588	98	(6)	681
Restructuring Charges	—	—	—	1	—	1
Total Costs and Expenses	1	—	1,202	796	(112)	1,887
Operating (Loss) Income	(1)	—	(212)	144	—	(69)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(101)	(188)	—	(5)	—	(294)
Interest income (expense) affiliates, net	398	649	(935)	(112)	—	—
Equity in net earnings (losses) of subsidiaries	(709)	(1,115)	87	—	1,737	—
Other, net	6	(55)	(6)	12	—	(43)
Other Income (Expense)	(406)	(709)	(854)	(105)	1,737	(337)
(Loss) Income Before Income Taxes	(407)	(709)	(1,066)	39	1,737	(406)
Income Tax Expense	—	—	(1)	—	—	(1)
Net (Loss) Income	$(407)	$(709)	$(1,067)	$39	$1,737	$(407)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$371	$—	$632	$(61)	$942
Costs and Expenses:
Cost of Revenue	—	—	193	—	260	(58)	395
Depreciation and Amortization	—	—	104	—	124	—	228
Selling, General and Administrative	1	—	264		59	(3)	321
Restructuring Charges	—	—	6	—	—	—	6
Total Costs and Expenses	1	—	567	—	443	(61)	950
Operating (Loss) Income	(1)	—	(196)	—	189	—	(8)
Other Income (Expense):
Interest income	—	—	—	—	1	—	1
Interest expense	(55)	(94)	—	(1)	(2)	—	(152)
Interest income (expense) affiliates, net	199	302	(510)	—	9	—	—
Equity in net earnings (losses) of subsidiaries	(306)	(514)	103	—	—	717	—
Other, net	29	—	2	—	(5)	—	26
Other Income (Expense)	(133)	(306)	(405)	(1)	3	717	(125)
(Loss) Loss Before Income Taxes	(134)	(306)	(601)	(1)	192	717	(133)
Income Tax Expense	—	—	—	—	(1)	—	(1)
Net (Loss) Income	$(134)	$(306)	$(601)	$(1)	$191	$717	$(134)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$770	$—	$1,275	$(123)	$1,922
Costs and Expenses:
Cost of Revenue	—	—	380	—	539	(117)	802
Depreciation and Amortization	—	—	205	—	245	—	450
Selling, General and Administrative	1	—	545		119	(6)	659
Restructuring Charges	—	—	7	—	—	—	7
Total Costs and Expenses	1	—	1,137	—	903	(123)	1,918
Operating (Loss) Income	(1)	—	(367)	—	372	—	4
Other Income (Expense):
Interest income	—	—	1	—	1	—	2
Interest expense	(110)	(182)	(1)	(1)	(4)	—	(298)
Interest income (expense) affiliates, net	406	602	(1,014)	—	6	—	—
Equity in net earnings (losses) of subsidiaries	(590)	(1,010)	214	—	—	1,386	—
Other, net	29	—	3	—	(4)	—	28
Other Income (Expense)	(265)	(590)	(797)	(1)	(1)	1,386	(268)
(Loss) Income Before Income Taxes	(266)	(590)	(1,164)	(1)	371	1,386	(264)
Income Tax Expense	—	—	—	—	(2)	—	(2)
Net (Loss) Income	$(266)	$(590)	$(1,164)	$(1)	$369	$1,386	$(266)

Condensed Consolidating Balance Sheets

June 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$7	$348	$86	$—	$442
Restricted cash and securities	—	—	1	—	—	1
Receivable, net	—	—	74	238	—	312
Due from (to) affiliates	11,610	10,959	(25,159)	2,590	—	—
Other	3	10	55	33	—	101
Total Current Assets	11,614	10,976	(24,681)	2,947	—	856
Property, Plant and Equipment, net	—	—	3,017	2,359	—	5,376
Restricted Cash and Securities	18	—	22	80	—	120
Goodwill and Other Intangibles, net	—	—	574	1,270	—	1,844
Investment in Subsidiaries	(9,961)	(16,235)	3,443	—	22,753	—
Other Assets, net	6	71	7	16	—	100
Total Assets	$1,677	$(5,188)	$(17,618)	$6,672	$22,753	$8,296
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$106	$248	$—	$355
Current portion of long-term debt	38	—	2	1	—	41
Accrued payroll and employee benefits	—	—	41	4	—	45
Accrued interest	44	100	—	—	—	144
Current portion of deferred revenue	—	—	108	40	—	148
Other	—	1	60	2	—	63
Total Current Liabilities	83	101	317	295	—	796

Commitments and Contingencies

Long-Term Debt, less current portion	1,564	4,564	25	70	—	6,223
Deferred Revenue, less current portion	—	—	653	64	—	717
Other Liabilities	15	113	154	263	—	545
Stockholders’ Equity (Deficit)	15	(9,966)	(18,767)	5,980	22,753	15
Total Liabilities and Stockholders’ Equity (Deficit)	$1,677	$(5,188)	$(17,618)	$6,672	$22,753	$8,296

Condensed Consolidating Balance Sheets

December 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$236	$8	$431	$161	$—	$836
Restricted cash and securities	—	—	1	2	—	3
Receivable, net	—	—	77	246	—	323
Due from (to) affiliates	11,404	10,397	(24,068)	2,267	—	—
Other	3	16	43	35	—	97
Total Current Assets	11,643	10,421	(23,516)	2,711	—	1,259
Property, Plant and Equipment, net	—	—	3,119	2,568	—	5,687
Restricted Cash and Securities	18	—	23	81	—	122
Goodwill and Other Intangibles, net	—	—	566	1,330	—	1,896
Investment in Subsidiaries	(9,222)	(15,037)	3,288	—	20,971	—
Other Assets, net	7	63	15	13	—	98
Total Assets	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$136	$227	$—	$364
Current portion of long-term debt	151	551	2	1	—	705
Accrued payroll and employee benefits	—	—	46	5	—	51
Accrued interest	47	92	—	1	—	140
Current portion of deferred revenue	—	—	116	46	—	162
Other	—	1	61	35	—	97
Total Current Liabilities	199	644	361	315	—	1,519

Commitments and Contingencies

Long-Term Debt, less current portion	1,722	3,936	26	71	—	5,755
Deferred Revenue, less current portion	—	—	662	78	—	740
Other Liabilities	34	93	156	274	—	557
Stockholders’ Equity (Deficit)	491	(9,226)	(17,710)	5,965	20,971	491
Total Liabilities and Stockholders’ Equity (Deficit)	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(83)	$(176)	$(62)	$398	$—	$77
Cash Flows from Investing Activities:
Capital expenditures	—	—	(72)	(114)	—	(186)
Decrease in restricted cash and securities, net	—	—	2	2	—	4
Net Cash Used in Investing Activities	—	—	(70)	(112)	—	(182)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	613	—	—	—	613
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(290)	(599)	(1)	—	—	(890)
Increase (decrease) due from affiliates, net	138	161	50	(349)	—	—
Net Cash (Used in) Provided by Financing Activities	(152)	175	49	(349)	—	(277)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(12)	—	(12)
Net Change in Cash and Cash Equivalents	(235)	(1)	(83)	(75)	—	(394)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$1	$7	$348	$86	$—	442

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(71)	$(180)	$(110)	$(1)	$458	$—	$96
Cash Flows from Investing Activities:
Capital expenditures	—	—	(61)	—	(97)	—	(158)
Decrease in restricted cash and securities, net	—	—	2	—	1	—	3
Net Cash Used in Investing Activities	—	—	(59)	—	(96)	—	(155)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(2)	274	—	—	—	—	272
Payments on and repurchases of long-term debt	(351)	—	—	—	(2)	—	(353)
Increase (decrease) due from affiliates, net	424	(96)	18	1	(347)	—	—
Net Cash Provided by (Used in) Financing Activities	71	178	18	1	(349)	—	(81)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	2	—	2
Net Change in Cash and Cash Equivalents	—	(2)	(151)	—	15	—	(138)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$404	$—	$151	$—	$630

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

Communications revenue consists of:

•                  Core Network Services

•                  Wholesale Voice Services

•                  Other Communications Services

The first two categories of Communications revenue are in different phases of the service life cycle from Other Communication Services, requiring different levels of investment and focus, and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its communications business. The Company also believes it must continue to effectively manage gross margin contribution from its Wholesale Voice Services and the positive cash flows from its Other Communications Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services revenue represents lower margin services. The Company believes that trends in the communications business are best gauged by looking at revenue trends in Core Network Services. Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement”, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

Core Network Services

The Company’s transport services include metropolitan and intercity wavelengths, private line, Ethernet private line, professional services and transoceanic services.  The Company’s infrastructure services include dark fiber and colocation services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be partially offset by declines in unit pricing.

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

The Company believes that one of the largest sources of future incremental demand for the Company’s Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2009 and expects that pricing for its high-speed IP services will continue to decline for the remainder of 2010.

The Company, through its Level 3 Vyvx business, provides transport services for the audio and video programming of its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

For live events where the location is not known in advance, such as breaking news stories in remote locations, the Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Level 3 Vyvx’s customers for these services contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming at any time.

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

•                  Large Enterprise and Federal includes Fortune 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, Federal Government agencies and academic consortia, plus certain large former Content Markets Group customers, such as portal and search engine companies.

•                  Mid-Market includes medium enterprises generally outside the Fortune 300, regional service providers, certain academic institutions and state and local governments.

•                  European is unchanged from the 2009 presentation. The European revenue includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, large enterprises, and government and education sectors.

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

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Wholesale	$342	347	$685	709
Large Enterprise and Federal	142	124	278	255
Mid-Market	146	161	297	326
European	69	74	140	144
Total Core Network Services	$699	$706	$1,400	$1,434

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

•                  localizing certain decision making and interaction with its mid-market enterprise customers; including leveraging its existing network assets;

•                  completing the integration of acquired businesses;

•                  managing Wholesale Voice Services for margin contribution;

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

The Company continues to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Network Services and replace the decline in revenue and earnings from Other Communications Services.  In addition, the Company’s operating results and financial condition could be negatively affected, if as a result of economic conditions:

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

The Company has recently experienced shortages of certain types of equipment from its suppliers that is affecting both the Company’s ability to provision capacity on its network as well as increasing intervals for installation of capacity from providers of connections or capacity from the Company’s network to a customer location or other carrier, which are referred to as “off-net.”   The Company believes that these challenges are industry wide.  The Company has been managing these issues aggressively, working with its equipment suppliers and off-net vendors so that the Company has the equipment and the off-net capacity needed to meet its customers’ requirements.

The Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

In the second quarter of 2010, the Company redeemed all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a price equal to $1,016.70 per $1,000 principal amount of the notes plus accrued and unpaid interest up to, but not including the redemption date.  The Company used cash on hand to fund the redemption of these notes, and recognized a loss on extinguishment of approximately $4 million.

In the first quarter of 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering and repurchased $547 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer.  The remaining $3 million aggregate principal of the 12.25% Senior Notes due 2013 was redeemed in March 2010. The Company recognized a $55 million loss on the extinguishment of these notes.

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

Critical Accounting Policies

Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company’s critical accounting policies.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 elected to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or financial condition.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2010	2009	%	2010	2009	%

Revenue:
Communications	$892	$926	(4)%	$1,792	$1,888	(5)%
Coal Mining	16	16	0%	26	34	(24)%
Total revenue	908	942	(4)%	1,818	1,922	(5)%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	358	379	(6)%	729	769	(5)%
Coal Mining	16	16	0%	28	33	(15)%
Total Cost of Revenue	374	395	(5)%	757	802	(6)%

Depreciation and Amortization	223	228	(2)%	448	450	0%
Selling, General and Administrative	338	321	5%	681	659	3%
Restructuring Charges	1	6	(83)%	1	7	(86)%
Total Costs and Expenses	936	950	(1)%	1,887	1,918	(2)%

Operating Income (Loss)	(28)	(8)	NM	(69)	4	NM

Other Income (Expense):
Interest income	—	1	(100)%	—	2	(100)%
Interest expense	(145)	(152)	(5)%	(294)	(298)	(1)%
Gain (Loss) on extinguishments of debt, net	(5)	14	NM	(59)	14	NM
Other, net	9	12	(25)%	16	14	14%
Total Other Income (Expense)	(141)	(125)	13%	(337)	(268)	26%

Loss Before Income Taxes	(169)	(133)	27%	(406)	(264)	54%

Income Tax Expense	—	(1)	(100)%	(1)	(2)	(50)%

Net Loss	$(169)	$(134)	26%	$(407)	$(266)	53%

NM — Not meaningful

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Communications Services:
Core Network Services Revenue	$699	$706	$1,400	$1,434
Wholesale Voice Services Revenue	163	171	328	342
Other Communications Revenue	30	49	64	112
Total Communications Revenue	$892	$926	$1,792	$1,888

Comparisons of the Three and Six Months Ended June 30, 2010 to the Three and Six Months Ended June 30, 2009

Communications Revenue decreased 4% in the second quarter of 2010 compared to the second quarter of 2009 and decreased 5% in the six months ended June 30, 2010 compared to the same period of 2009. Contributing to this decrease in Communications revenue was a decrease in the Company’s Core Network Services and Wholesale Voice Services revenue and is generally the result of macroeconomic conditions driving increasing customer turnover in the Company’s business, usage declines, and customers delaying network investment purchases or optimizing their own networks for communications services.

The Company experienced declines within Core Network Services in the three and six months ended June 30, 2010 compared to the same periods of 2009, including data services, Vyvx broadcast services, and local voice and enterprise voice services. The decrease in data service revenue is primarily the result of macroeconomic conditions causing customers to disconnect or reduce usage of the Company’s internet access services. The decrease in Vyvx broadcast services is primarily the result of macroeconomic conditions causing lower usage as customers generally reduced the number of broadcasting events they covered. The decrease in local voice and enterprise voice services is primarily the result of macroeconomic conditions causing lower voice usage. Partially offsetting the decreases in data services and voice revenue were increases in infrastructure revenue in the three and six months ended June 30, 2010 compared to the same periods of 2009. The Company continues to experience strong demand for infrastructure services for complex nationwide solutions capacity in large markets.

The decrease in Wholesale Voice Services revenue in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 is primarily attributable to a decline in domestic and international voice termination services and international voice services, which was caused by pricing declines and lower usage. Partially offsetting the decrease in domestic and international voice termination revenue was an increase in toll free revenue. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $30 million and $64 million in the three and six months ended June 30, 2010, respectively, from $49 million and $112 million in the three and six months ended June 30, 2009, respectively. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the three and six months ended June 30, 2010 compared to the same periods of 2009 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

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

Coal mining revenue remained flat at $16 million in the three months ended June 30, 2010 and 2009, and decreased to $26 million in the six months ended June 30, 2010 from $34 million in the same period of 2009, primarily due to a decrease in volume of tons mined attributable to the expiration of certain long term purchase contracts earlier in 2010.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue, was 40% and 41% in the three and six months ended June 30, 2010, respectively, and 41% in the three and six months ended June 30, 2009, respectively. The Company continues to realize synergies from acquisitions as it has been able to eliminate some of the costs associated with duplicate circuits serving the same markets. The corresponding decreases in Other Communications Services revenue also contributed to the flat cost of revenue as a percentage of revenue for the Communications business. The gross margins for SBC Contract Services revenue are lower than the gross margins for Core Network Services.

Coal mining cost of revenue approximated 100% and 108% of coal mining revenue in the three and six months ended June 30, 2010, respectively, and 102% and 97% in the three and six months ended in June 30, 2009, respectively. The increase in coal mining cost of revenue as a percentage of coal mining revenue in the first half of 2010 is the result of the volume of tons mined at locations with higher costs per ton.

Depreciation and Amortization expense decreased 2% to $223 million in the second quarter of 2010 from $228 million in the second quarter of 2009 and decreased nominally to $448 million in the six months ended June 30, 2010 from $450 million in the six months ended June 30, 2009. The decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

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

Selling, general and administrative expenses increased 5% to $338 million in the second quarter of 2010 compared to $321 million in the second quarter of 2009 and increased 3% to $681 million in the six months ended June 30, 2010 compared to $659 million in the six months ended June 30, 2009.  The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase its sales, installation activities and support headcount during 2010.  Included in selling, general and administrative expenses in the three and six months ended June 30, 2010 were $14 million and $30 million, respectively, and the three and six months ended June 30, 2009 were $9 million and $25 million, respectively, of non-cash, stock-based compensation expenses related to grants and expected bonus grants of outperform stock options and restricted stock units and restricted stock shares.

Restructuring Charges decreased to approximately $1 million in the second quarter of 2010 compared to $6 million in the second quarter of 2009, as the Company had not initiated any significant new workforce reduction plans.  During the second quarter of 2009, the Company initiated a workforce reduction of approximately 170 employees, or 3% of the Company’s total employee base, and incurred a restructuring charge of $6 million, all of which related to the communications business.

Restructuring Charges decreased to $1 million in the six months ended June 30, 2010 from $7 million in the six months ended June 30, 2009, primarily as a result of the timing of the Company’s workforce reduction activities.

The Company may experience further restructuring charges in 2010 in connection with the possible need to adjust its cost structure if revenue performance is not satisfactory due to negative effects of the current economy or other reasons. Additional restructuring activities could result in additional headcount reductions and related charges.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring charges, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within selling, general and administrative expenses in the consolidated statements of operations.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense), because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Note 11 of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $209 million in the second quarter of 2010 compared to $230 million in the second quarter of 2009 and $411 million in the six months ended June 30, 2010 compared to $479 million in the same period of 2009. The decrease in Adjusted EBITDA for the communications business is primarily attributable to the decline in the Company’s revenue, partially offset by a decrease in cost of revenue, in addition to higher selling, general and administrative expenses during the first half of 2010.

Interest Income decreased to less than $1 million in the second quarter of 2010 from $1 million in the second quarter of 2009 and decreased to less than $1 million in the six months ended June 30, 2010 from $2 million in the six months ended June 30, 2009 primarily due to a decrease in the average returns on the Company’s investment portfolio, as well as a decrease in the average invested balance during the three and six months ended June 30, 2010.

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

Interest Expense decreased 5% to $145 million in the second quarter of 2010 from $152 million in the second quarter of 2009. Interest Expense decreased 1% to $294 million in the six months ended June 30, 2010 from $298 million in the second quarter of 2009. Interest expense decreased as a result of lower average interest rates in 2010 as compared to 2009.  The Company expects annual interest expense in 2010 to approximate $585 million based on the Company’s outstanding debt as of June 30, 2010, the repayment upon maturity of the $38 million aggregate principal amount of the 2.875% Convertible Senior Notes in July 2010, and the current interest rates on the Company’s variable rate debt.  See Note 8 of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Gain (Loss) on extinguishment of debt, net was a loss of $5 million and a loss of $59 million in the three and six months ended June 30, 2010, compared to a gain of $14 million in the three and six months ended June 30, 2009.  The loss during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible Senior Notes due 2011 in May 2010 and a $55 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010.  The $14 million gain on the extinguishment of debt in the three and six months ended June 30, 2009 consisted of a net gain of $7 million as a result of the debt exchange transaction completed in the second quarter of 2009 and a net gain of $7 million as a result of the debt repurchase transactions completed in the second quarter of 2009.  See Note 8 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $9 million in the second quarter of 2010 compared to $12 million in the second quarter of 2009 and $16 million in the six months ended June 30, 2010 compared to $14 million in the same period of 2009. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was less than $1 million and $1 million in the three and six months ended June 30, 2010, respectively, and $1 million and $2 million in the same periods in 2009, primarily related to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - June 30, 2010

Cash flows used in operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009, respectively are summarized as follows:

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2010	2009	Change

Net Cash Provided by Operating Activities	$77	$96	$(19)
Net Cash Used in Investing Activities	(182)	(155)	(27)
Net Cash Used in Financing Activities	(277)	(81)	(196)
Effect of Exchange Rates on Cash and Cash Equivalents	(12)	2	(14)
Net Change in Cash and Cash Equivalents	$(394)	$(138)	$(256)

Operating Activities

Cash provided by operating activities decreased by $19 million in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in cash provided by operating activities was primarily due to an increase in the Company’s net loss of approximately $141 million in the six months ended June 30, 2010 compared to the same period in 2009, partially offset by a decrease in the use of working capital and the $59 million adjustment related to the loss on debt extinguishments recognized in the six months ended June 30, 2010.  The loss on debt extinguishments is included in the increase of net loss, but is reflected in financing activities on the Statement of Cash Flows.

Investing Activities

Cash used in investing activities increased by $27 million in the six months ended June 30, 2010 compared to the same period of 2009 primarily as a result of additional capital expenditures, which totaled $186 million in the six months ended June 30, 2010 and $158 million in the same period of 2009.

Financing Activities

Cash used in financing activities increased $196 million in the six months ended June 30, 2010 compared to the same period of 2009 as a result of an increase in debt repurchases net of new issuances.  See Note 8 of the Notes to the Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred a net loss of $407 million in the six months ended June 30, 2010 and $266 million in the same period of 2009. The Company used $186 million for capital expenditures and used $277 million for financing activities in the six months ended June 30, 2010. This compares to $158 million of cash used for capital expenditures and $81 million of cash flows used in financing activities in the same period of 2009.

Cash interest payments are expected to increase slightly to $525 million in 2010 from the $517 million made in 2009 based on current debt outstanding, estimated interest rates on the Company’s variable rate debt, expected continued execution of liability management initiatives and the financing transactions completed in early 2010. Capital expenditures for 2010 are expected to be higher than the $313 million in 2009 as the Company expects success-based capital to increase in 2010. The Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of June 30, 2010, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments of approximately $39 million that mature in 2010, $199 million that mature in 2011 and $298 million that mature in 2012. The Company is reflecting the $67 million commercial mortgage obligation as maturing in 2015 as it elected to extend the maturity to 2015.

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

Level 3 had $442 million of cash and cash equivalents on hand at June 30, 2010. In addition, $121 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

In July 2010, the Company repaid the remaining $38 million aggregate principal amount of its 2.875% Convertible Senior Notes upon maturity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2010, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015, that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2010, was approximately 4.1%.

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

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at June 30, 2010. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At June 30, 2010, the Company had $4.4 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.9%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $406 million for the six months ended June 30, 2010.  Level 3 had deficiencies of earnings to cover fixed charges of $264 million for the six months ended June 30, 2009, $617 million for the fiscal year ended December 31, 2009, $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, and $647 million for the fiscal year ended December 31, 2005.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of June 30, 2010, Level 3 had an aggregate of approximately $6.3 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $15 million of stockholders’ equity. Of this long-term debt, approximately $39 million is due to mature in the remaining six months of 2010, approximately $199 million is due to mature in 2011 and approximately $298 million is due to mature in 2012, in each case excluding debt discounts, premiums and fair value adjustments.

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

10.1

Level 3 Communications, Inc. Stock Plan, effective May 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

10.2

Level 3 Communications, Inc. OSO Master Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

10.3

Level 3 Communications, Inc. Amended Master Deferred Issuance Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

10.4

Level 3 Communications, Inc. Master Deferred Issuance Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

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

101

The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 3, 2010	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer