Form 10-Q
period 2010-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2010-11-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 2, 2010:

Common Stock: 1,669,210,966 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Revenue:
Communications	$895	$901	$2,687	$2,789
Coal Mining	17	15	43	49
Total Revenue	912	916	2,730	2,838

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	353	369	1,082	1,138
Coal Mining	15	18	43	51
Total Cost of Revenue	368	387	1,125	1,189

Depreciation and Amortization	215	229	663	679
Selling, General and Administrative	345	325	1,026	984
Restructuring Charges	1	1	2	8
Total Costs and Expenses	929	942	2,816	2,860

Operating Loss	(17)	(26)	(86)	(22)

Other Income (Expense):
Interest income	—	—	—	2
Interest expense	(144)	(147)	(438)	(445)
Gain (Loss) on extinguishments of debt, net	—	2	(59)	16
Other, net	(1)	3	15	17
Total Other Expense	(145)	(142)	(482)	(410)

Loss Before Income Taxes	(162)	(168)	(568)	(432)

Income Tax Expense	(1)	(2)	(2)	(4)

Net Loss	$(163)	$(170)	$(570)	$(436)

Basic and Diluted Loss per Share	$(0.10)	$(0.10)	$(0.34)	$(0.27)

Shares Used to Compute Basic and Diluted
Loss per Share (in thousands):	1,664,372	1,637,727	1,657,325	1,630,339

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, expect par value)	September 30, 2010	December 31, 2009

Assets

Current Assets:
Cash and cash equivalents	$518	$836
Restricted cash and securities	2	3
Receivables, less allowances for doubtful accounts of $16 and $18, respectively	317	323
Other	102	97
Total Current Assets	939	1,259

Property, Plant and Equipment, net	5,376	5,687
Restricted Cash and Securities	120	122
Goodwill	1,428	1,429
Other Intangibles, net	396	467
Other Assets, net	101	98
Total Assets	$8,360	$9,062

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$338	$364
Current portion of long-term debt	3	705
Accrued payroll and employee benefits	55	51
Accrued interest	124	140
Current portion of deferred revenue	144	162
Other	70	97
Total Current Liabilities	734	1,519

Long-Term Debt, less current portion	6,408	5,755
Deferred Revenue, less current portion	746	740
Other Liabilities	558	557
Total Liabilities	8,446	8,571

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,900,000,000 shares: 1,666,536,406 issued and outstanding at September 30, 2010 and 1,644,116,265 issued and outstanding at December 31, 2009	17	16
Additional paid-in capital	11,596	11,537
Accumulated other comprehensive loss	(72)	(5)
Accumulated deficit	(11,627)	(11,057)
Total Stockholders’ Equity (Deficit)	(86)	491
Total Liabilities and Stockholders’ Equity (Deficit)	$8,360	$9,062

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(dollars in millions)	September 30, 2010	September 30, 2009

Cash Flows from Operating Activities:
Net loss	$(570)	$(436)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	663	679
Non-cash compensation expense attributable to stock awards	50	35
Loss (gain) on extinguishments of debt, net	59	(16)
Change in fair value of embedded derivative	(10)	1
Accretion of debt discount and amortization of debt issuance costs	42	43
Accrued interest on long-term debt	(16)	6
Other, net	—	(15)
Changes in working capital items:
Receivables	5	38
Other current assets	(12)	(12)
Payables	(25)	(27)
Deferred revenue	(8)	(13)
Other current liabilities	(29)	(103)
Net Cash Provided by Operating Activities	149	180

Cash Flows from Investing Activities:
Capital expenditures	(319)	(233)
Decrease in restricted cash and securities, net	4	3
Proceeds from the sale of property, plant and equipment	1	—
Net Cash Used in Investing Activities	(314)	(230)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	783	269
Payments on and repurchases of long-term debt	(929)	(460)
Net Cash Used in Financing Activities	(146)	(191)

Effect of Exchange Rates on Cash and Cash Equivalents	(7)	5

Net Change in Cash and Cash Equivalents	(318)	(236)

Cash and Cash Equivalents at Beginning of Period	836	768

Cash and Cash Equivalents at End of Period	$518	$532

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$412	$396
Income taxes paid, net of refunds	$(1)	$4

Non-cash Investing and Financing Activities:
Long-term debt issued in exchange transactions	$—	$196
Long-term debt retired in exchange transactions	$—	$204

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

The accompanying consolidated balance sheet as of December 31, 2009, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

(2) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and nine months ended September 30, 2010 and September 30, 2009, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 760 million and 537 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 47 million and 43 million outperform stock options, restricted stock units and warrants outstanding at September 30, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total

Balance at December 31, 2009	$1,429	$—	$1,429
Effect of foreign currency rate change	(1)	—	(1)
Accumulated impairment losses	—	—	—
Balance at September 30, 2010	$1,428	$—	$1,428

The Company conducted its annual goodwill impairment analysis at December 31, 2009, and concluded its goodwill was not impaired.  There were no events or changes in circumstances during the first nine months of 2010 that indicated the carrying value of goodwill may not be recoverable.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2010 and December 31, 2009 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net

September 30, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(468)	$275
Patents and Developed Technology	140	(71)	69
	883	(539)	344

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(539)	$396

December 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(407)	$336
Patents and Developed Technology	141	(62)	79
	884	(469)	415

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(469)	$467

During the third quarter of 2010, the Company determined that the useful life of certain customer relationships and developed technology should be reduced based on adverse economic conditions affecting customer attrition associated with these assets, which prospectively increased amortization expense by approximately $1 million during the three months ended September 30, 2010.

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $24 million and $70 million for the three and nine months ended September 30, 2010 and $23 million and $69 million for the three and nine months ended September 30, 2009.

As of September 30, 2010, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2010 (remaining three months)	$24
2011	93
2012	69
2013	51
2014	40
Thereafter	67
$344

(5)  Contract Termination Costs

The Company has accrued contract termination costs of $37 million at September 30, 2010 and $42 million at December 31, 2009 for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company did not incur any new contract termination costs in the three months ended September 30, 2010 or in the three and nine months ended September 30, 2009. The Company incurred new contract termination costs of less than $1 million in the nine months ended September 30, 2010.  The Company records charges for contract termination costs, including accretion expense, within selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of September 30, 2010 and December 31, 2009. The Company also had embedded derivative contracts included in its financial position as of December 31, 2009.  The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at September 30, 2010 and December 31, 2009. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $6.4 billion as of September 30, 2010 and $6.5 billion as of December 31, 2009. The estimated fair value of the Company’s long-term debt approximated $6.1 billion at September 30, 2010 and $6.3 billion at December 31, 2009.

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

The cost and fair value of restricted cash and securities totaled $122 million at September 30, 2010 and $125 million at December 31, 2009.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of September 30, 2010 and December 31, 2009:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$122	$92	$—	$—	$122	$92
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	20	—	—	—	20
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$122	$112	$—	$—	$122	$112
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$2,885	$2,809	$2,620	$2,609	$—	$—
Convertible Notes	1,750	1,873	658	778	1,141	1,267
Term Loans	1,679	1,678	1,585	1,577	—	—
Commercial Mortgage	67	68	—	—	77	75
Other	30	32	—	—	30	32
Total Long-term Debt, including the current portion:	$6,411	$6,460	$4,863	$4,964	$1,248	$1,374

The Company does not have any liabilities measured using significant unobservable (Level 3) inputs.

Derivatives

The interest rate swaps are measured in accordance with the guidance for fair value measurements and disclosures using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, and the specific swap rate stated in each of the swap agreements. The embedded derivative contracts are priced using inputs that are observable in the market, such as the Company’s stock price, risk-free interest rate and other contractual terms of certain of the Company’s convertible senior notes.

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $2.6 billion at September 30, 2010 and December 31, 2009 based on market prices. The fair value of each instrument was based on the September 30, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 10%), corporate and security credit ratings, maturity date (ranging from 2014 to 2018) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The Senior Notes are unsecured obligations of Level 3 Financing, Inc.; however, the Senior Notes are fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Notes

The estimated fair value of the Company’s actively traded Convertible Notes, including the 5.25% Convertible Senior Notes due 2011, the 3.5% Convertible Senior Notes due 2012, and the 6.5% Convertible Senior Notes due 2016, approximated $658 million at September 30, 2010 and $778 million at December 31, 2009. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of September 30, 2010 and December 31, 2009 provided by large financial institutions that trade in the Company’s securities.  The estimated fair value of the Company’s Convertible Notes which are not actively traded, such as the 9% Convertible Senior Discount Notes due 2013, the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1.141 billion at September 30, 2010 and $1.267 billion at December 31, 2009.  To estimate the fair value of the Convertible Notes which are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows.  The most significant inputs affecting the valuation are the pricing quotes provided by market participants which incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.6 billion at September 30, 2010 and December 31, 2009, respectively.  The fair value of each loan is based on the September 30, 2010 and December 31, 2009 trading quotes as provided by large financial institutions that trade in the Company’s loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion in aggregate principal value in Tranche A Term Loan and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

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

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $77 million and $75 million at September 30, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $67 million and $68 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(7) Derivative Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 8). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

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

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments.  Certain of these derivative instruments were classified as liabilities at December 31, 2009 due to a potential requirement to settle the conversion rights in cash, and the conversion rights were carried at fair value. As a result of the approval by the Company’s stockholders at the May 20, 2010 annual meeting to increase the number of authorized shares of Level 3 common stock to 2.9 billion, the $16 million fair value of these derivative instruments were reclassified into stockholders’ equity as of May 20, 2010, as the Company had sufficient authorized and unissued common stock available to settle all of the potential conversion rights.  As a result of the September 20, 2010 issuance of $175 million of 6.5% Convertible Senior Notes due in 2016, the Company did not have a sufficient number of authorized and unissued common shares available to settle all of the equity conversion rights and make-whole premiums associated with its convertible debt.  The fair value of the embedded derivative liability at September 20, 2010 and changes in its fair value through September 30, 2010 were not significant.  The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing costs of the debt instruments. The Company has recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the statements of operations. Gains from these derivative instruments were approximately $0 and $10 million during the three and nine month periods ended September 30, 2010, respectively.  The loss from these derivative instruments was approximately $1 million during the three and nine month periods ended September 30, 2009.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments affect earnings. As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$122	Other noncurrent liabilities	$92

	Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$20

The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (in millions):

Derivatives designated as hedging instruments	2010	2009
Cash flow hedging contracts
Three months ended September 30,	$(9)	$(12)
Nine months ended September 30,	$(30)	$(4)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	2010	2009
Cash flow hedging contracts:
Three months ended September 30,	Interest Expense	$(11)	$(11)
Nine months ended September 30,	Interest Expense	$(34)	$(28)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $44 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of September 30, 2010) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (in millions):

Derivatives not designated as	Location of Gain Recognized in
hedging instruments	Income/Loss on Derivative	2010	2009
Embedded equity conversion rights:
Three months ended September 30,	Other Income (Expense)—Other, net	$—	$(1)
Nine months ended September 30,	Other Income (Expense)—Other, net	$10	$(1)

(8) Long-Term Debt

As of September 30, 2010 and December 31, 2009, long-term debt was as follows:

(dollars in millions)	September 30, 2010	December 31, 2009
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2011 (10.75%)	—	3
Senior Notes due 2013 (12.25%)	—	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.34% as of September 30, 2010 and 4.601% as of December 31, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	—
Convertible Senior Notes due 2010 (2.875%)	—	40
Convertible Senior Notes due 2011 (5.25%)	196	199
Convertible Senior Notes due 2011 (10.0%)	—	172
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	175	—
Convertible Subordinated Notes due 2010 (6.0%)	—	111
Commercial Mortgage due 2015 (6.86%)	67	68
Capital Leases	30	32
Total Debt Obligations	6,502	6,569
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(2)
Discount on Senior Notes due 2013 (12.25%)	—	(2)
Premium on Senior Notes due 2014 (9.25%)	7	8
Discount on Senior Notes due 2018 (10.0%)	(12)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	(25)	(38)
Discount on Convertible Senior Notes due 2014 (3.5%)	(33)	(46)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(4)
Discount due to embedded derivative contracts	(24)	(25)
Total Unamortized (Discount) Premium	(91)	(109)
Carrying Value of Debt	6,411	6,460
Less current portion	(3)	(705)
Long-term Debt, less current portion	$6,408	$5,755

2010 Debt Issuances

6.5% Convertible Senior Notes Due 2016

During the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the “6.5% Convertible Senior Notes”). The net proceeds from the issuance of the 6.5% Convertible Senior Notes were approximately $170 million after deducting debt issuance costs.  The Company intends to use the net proceeds to fund general corporate purposes including working capital, capital expenditures and the potential repurchase or redemption of its 5.25% Convertible Senior Notes due 2011 and other existing indebtedness from time to time.  The 6.5% Convertible Senior Notes will mature on October 1, 2016. Interest on the notes accrues at 6.5% per year and is payable semiannually on April 1 and October 1, beginning April 1, 2011.

Debt issue costs of approximately $5 million were capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes.

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

2010 Debt Repayments and Repurchases

In the third quarter of 2010, the Company repaid the $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that matured on July 15, 2010.

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

2009 Debt Repurchases

In the third quarter of 2009, the remaining $55 million outstanding aggregate principal amount of the Company’s 6% Convertible Subordinated Notes due 2009 matured.  In addition, during the third quarter of 2009, the Company repurchased approximately $39 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $2 million.  The third quarter 2009 debt repurchases consisted of $11 million in 2010 maturities and $28 million in 2011 maturities, as follows:

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

Debt Maturities

Aggregate future maturities of long-term debt and capital leases (excluding debt discounts, premiums and fair value adjustments) were as follows as of September 30, 2010 (in millions):

2010 (remaining three months)	$1
2011	199
2012	297
2013	698
2014	2,934
Thereafter	2,373
$6,502

(9) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OSO	$2	$3	$8	$5
Restricted Stock and Restricted Stock Units	6	5	14	18
401(k) Match Expense	3	2	9	12
Restricted Stock Unit Bonus Grant	9	—	19	—
	20	10	50	35
Capitalized Noncash Compensation	—	—	—	—
	$20	$10	$50	$35

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of September 30, 2010, there were approximately 16 million outperform stock option (“OSO”) units outstanding, of which approximately 1 million were exercisable.  As of September 30, 2010, there were approximately 30 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation.  Effective April 1, 2010, the Company’s OSOs are granted quarterly to certain levels of management and its RSUs are granted annually on July 1 to certain other eligible employees.  There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.

(10) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(163)	$(170)	$(570)	$(436)
Change in cumulative translation adjustment	58	24	(38)	45
Change in unrealized holding loss on interest rate swaps	(9)	(12)	(30)	(4)
Other, net	1	1	1	—
Comprehensive loss	$(113)	$(157)	$(637)	$(395)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	September 30, 2010	December 31, 2009

Cumulative translation adjustment	$95	$133
Accumulated net unrealized holding loss on interest rate swaps	(122)	(92)
Other, net	(45)	(46)
Accumulated other comprehensive loss	$(72)	$(5)

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

The Company evaluates performance based upon Adjusted EBITDA, as defined by the Company, as net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue from external customers:
Communications	$895	$901	$2,687	$2,789
Coal Mining	17	15	43	49
	$912	$916	$2,730	$2,838
Adjusted EBITDA:
Communications	$216	$215	$627	$694
Coal Mining	$2	$(3)	$—	$(2)

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Communications Services:
Core Network Services Revenue	$707	$700	$2,107	$2,134
Wholesale Voice Services Revenue	161	159	489	501
Other Communications Revenue	27	42	91	154
Total Communications Revenue	$895	$901	$2,687	$2,789

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2010 and 2009 (in millions):

Three Months Ended September 30, 2010

	Communications	Coal Mining
Net loss	$(163)	$1
Income tax expense	1	—
Total other (income) expense	144	—
Depreciation and amortization expense	214	1
Non-cash compensation expense	20	—
Adjusted EBITDA	$216	$2

Total Net Loss for reportable segments		$(162)
Unallocated corporate expense		(1)
Consolidated Net Loss		$(163)

Nine Months Ended September 30, 2010

	Communications	Coal Mining
Net loss	$(565)	$(2)
Income tax expense	2	—
Total other (income) expense	480	(1)
Depreciation and amortization expense	660	3
Non-cash compensation expense	50	—
Adjusted EBITDA	$627	$—

Total Net Loss for reportable segments		$(567)
Unallocated corporate expense		(3)
Consolidated Net Loss		$(570)

Three Months Ended September 30, 2009

	Communications	Coal Mining
Net loss	$(166)	$(5)
Income tax expense	1	1
Total other (income) expense	142	—
Depreciation and amortization expense	228	1
Non-cash compensation expense	10	—
Adjusted EBITDA	$215	$(3)

Total Net Loss for reportable segments		$(171)
Unallocated corporate income		1
Consolidated Net Loss		$(170)

Nine Months Ended September 30, 2009

	Communications	Coal Mining
Net loss	$(436)	$9
Income tax expense	3	1
Total other (income) expense	416	(15)
Depreciation and amortization expense	676	3
Non-cash compensation expense	35	—
Adjusted EBITDA	$694	$(2)

Total Net Loss for reportable segments		$(427)
Unallocated corporate expense		(9)
Consolidated Net Loss		$(436)

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

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on September 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”). A motion to dismiss the Complaint was filed by the Company and the other named defendants.  While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff’s motion to further amend the Complaint (the “Amended Compliant”).  Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice, which is pending before the court.

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2010 and December 31, 2009, Level 3 had outstanding letters of credit of approximately $22 million and $25 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

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

The Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 have been reclassified to reflect the merger of an Other Non-Guarantor Subsidiary into Level 3 Communications, LLC as of December 31, 2008.  This change did not have any effect on the Level 3 Consolidated Balance Sheet as of December 31, 2009.

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$518	$454	$(60)	$912
Costs and Expenses:
Cost of Revenue	—	—	207	218	(57)	368
Depreciation and Amortization	—	—	107	108	—	215
Selling, General and Administrative	1	—	298	49	(3)	345
Restructuring Charges	—	—	1	—	—	1
Total Costs and Expenses	1	—	613	375	(60)	929
Operating (Loss) Income	(1)	—	(95)	79	—	(17)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(47)	(94)	(1)	(2)	—	(144)
Interest income (expense) affiliates, net	199	325	(479)	(45)	—	—
Equity in net earnings (losses) of subsidiaries	(314)	(545)	42	—	817	—
Other, net	—	—	2	(3)	—	(1)
Other Income (Expense)	(162)	(314)	(436)	(50)	817	(145)
(Loss) Income Before Income Taxes	(163)	(314)	(531)	29	817	(162)
Income Tax Expense	—	—	(1)	—	—	(1)
Net (Loss) Income	$(163)	$(314)	$(532)	$29	$817	$(163)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,508	$1,394	$(172)	$2,730
Costs and Expenses:
Cost of Revenue	—	—	603	685	(163)	1,125
Depreciation and Amortization	—	—	325	338	—	663
Selling, General and Administrative	2	—	886	147	(9)	1,026
Restructuring Charges	—	—	1	1	—	2
Total Costs and Expenses	2	—	1,815	1,171	(172)	2,816
Operating (Loss) Income	(2)	—	(307)	223	—	(86)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(148)	(282)	(1)	(7)	—	(438)
Interest income (expense) affiliates, net	597	974	(1,414)	(157)	—	—
Equity in net earnings (losses) of subsidiaries	(1,023)	(1,660)	129	—	2,554	—
Other, net	6	(55)	(4)	9	—	(44)
Other Income (Expense)	(568)	(1,023)	(1,290)	(155)	2,554	(482)
(Loss) Income Before Income Taxes	(570)	(1,023)	(1,597)	68	2,554	(568)
Income Tax Expense	—	—	(2)	—	—	(2)
Net (Loss) Income	$(570)	$(1,023)	$(1,599)	$68	$2,554	$(570)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$375	$—	$596	$(55)	$916
Costs and Expenses:
Cost of Revenue	—	—	181	—	259	(53)	387
Depreciation and Amortization	—	—	100	—	129	—	229
Selling, General and Administrative	1	—	269	—	57	(2)	325
Restructuring Charges	—	—	1	—	—	—	1
Total Costs and Expenses	1	—	551	—	445	(55)	942
Operating (Loss) Income	(1)	—	(176)	—	151	—	(26)
Other Income (Expense):
Interest income	—	—	—	—	—	—	—
Interest expense	(48)	(96)	—	—	(3)	—	(147)
Interest income (expense) affiliates, net	197	287	(549)	—	65	—	—
Equity in net earnings (losses) of subsidiaries	(319)	(510)	91	—	—	738	—
Other, net	1	—	2	—	2	—	5
Other Income (Expense)	(169)	(319)	(456)	—	64	738	(142)
(Loss) Loss Before Income Taxes	(170)	(319)	(632)	—	215	738	(168)
Income Tax Expense	—	—	—	—	(2)	—	(2)
Net (Loss) Income	$(170)	$(319)	$(632)	$—	$213	$738	$(170)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,145	$—	$1,871	$(178)	$2,838
Costs and Expenses:
Cost of Revenue	—	—	561	—	798	(170)	1,189
Depreciation and Amortization	—	—	305	—	374	—	679
Selling, General and Administrative	2	—	814	—	176	(8)	984
Restructuring Charges	—	—	8	—	—	—	8
Total Costs and Expenses	2	—	1,688	—	1,348	(178)	2,860
Operating (Loss) Income	(2)	—	(543)	—	523	—	(22)
Other Income (Expense):
Interest income	—	—	1	—	1	—	2
Interest expense	(158)	(278)	(1)	(1)	(7)	—	(445)
Interest income (expense) affiliates, net	603	889	(1,563)	—	71	—	—
Equity in net earnings (losses) of subsidiaries	(909)	(1,520)	305	—	—	2,124	—
Other, net	30	—	5	—	(2)	—	33
Other Income (Expense)	(434)	(909)	(1,253)	(1)	63	2,124	(410)
(Loss) Income Before Income Taxes	(436)	(909)	(1,796)	(1)	586	2,124	(432)
Income Tax Expense	—	—	—	—	(4)	—	(4)
Net (Loss) Income	$(436)	$(909)	$(1,796)	$(1)	$582	$2,124	$(436)

Condensed Consolidating Balance Sheets

September 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$171	$7	$269	$71	$—	$518
Restricted cash and securities	—	—	1	1	—	2
Receivable, net	—	—	76	241	—	317
Due from (to) affiliates	11,728	11,184	(25,584)	2,672	—	—
Other	4	10	53	35	—	102
Total Current Assets	11,903	11,201	(25,185)	3,020	—	939
Property, Plant and Equipment, net	—	—	2,976	2,400	—	5,376
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	558	1,266	—	1,824
Investment in Subsidiaries	(10,218)	(16,713)	3,486	—	23,445	—
Other Assets, net	10	68	6	17	—	101
Total Assets	$1,713	$(5,444)	$(18,138)	$6,784	$23,445	$8,360
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$71	$266	$—	$338
Current portion of long-term debt	—	—	2	1	—	3
Accrued payroll and employee benefits	—	—	50	5	—	55
Accrued interest	33	91	—	—	—	124
Current portion of deferred revenue	—	—	106	38	—	144
Other	—	1	68	1	—	70
Total Current Liabilities	34	92	297	311	—	734

Long-Term Debt, less current portion	1,750	4,564	25	69	—	6,408
Deferred Revenue, less current portion	—	—	680	66	—	746
Other Liabilities	15	122	156	265	—	558

Commitments and Contingencies

Stockholders’ Equity (Deficit)	(86)	(10,222)	(19,296)	6,073	23,445	(86)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,713	$(5,444)	$(18,138)	$6,784	$23,445	$8,360

Condensed Consolidating Balance Sheets

December 31, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$236	$8	$431	$161	$—	$836
Restricted cash and securities	—	—	1	2	—	3
Receivable, net	—	—	77	246	—	323
Due from (to) affiliates	11,404	10,397	(24,068)	2,267	—	—
Other	3	16	43	35	—	97
Total Current Assets	11,643	10,421	(23,516)	2,711	—	1,259
Property, Plant and Equipment, net	—	—	3,119	2,568	—	5,687
Restricted Cash and Securities	18	—	23	81	—	122
Goodwill and Other Intangibles, net	—	—	566	1,330	—	1,896
Investment in Subsidiaries	(9,222)	(15,037)	3,288	—	20,971	—
Other Assets, net	7	63	15	13	—	98
Total Assets	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$136	$227	$—	$364
Current portion of long-term debt	151	551	2	1	—	705
Accrued payroll and employee benefits	—	—	46	5	—	51
Accrued interest	47	92	—	1	—	140
Current portion of deferred revenue	—	—	116	46	—	162
Other	—	1	61	35	—	97
Total Current Liabilities	199	644	361	315	—	1,519

Long-Term Debt, less current portion	1,722	3,936	26	71	—	5,755
Deferred Revenue, less current portion	—	—	662	78	—	740
Other Liabilities	34	93	156	274	—	557

Commitments and Contingencies

Stockholders’ Equity (Deficit)	491	(9,226)	(17,710)	5,965	20,971	491
Total Liabilities and Stockholders’ Equity (Deficit)	$2,446	$(4,553)	$(16,505)	$6,703	$20,971	$9,062

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2010

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(131)	$(277)	$(28)	$585	$—	$149
Cash Flows from Investing Activities:
Capital expenditures	—	—	(117)	(202)	—	(319)
Decrease in restricted cash and securities, net	—	—	3	1	—	4
Proceeds from sale of property, plant and equipment	—	—	—	1	—	1
Net Cash Used in Investing Activities	—	—	(114)	(200)	—	(314)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	170	613	—	—	—	783
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(328)	(599)	(1)	(1)	—	(929)
Increase (decrease) due from affiliates, net	224	262	(19)	(467)	—	—
Net Cash (Used in) Provided by Financing Activities	66	276	(20)	(468)	—	(146)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(7)	—	(7)
Net Change in Cash and Cash Equivalents	(65)	(1)	(162)	(90)	—	(318)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$171	$7	$269	$71	$—	$518

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2009

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(109)	$(281)	$(164)	$(1)	$735	$—	$180
Cash Flows from Investing Activities:
Capital expenditures	—	—	(89)	—	(144)	—	(233)
Decrease in restricted cash and securities, net	—	—	2	—	1	—	3
Net Cash Used in Investing Activities	—	—	(87)	—	(143)	—	(230)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(5)	274	—	—	—	—	269
Payments on and repurchases of long-term debt	(454)	(3)	(1)	—	(2)	—	(460)
Increase (decrease) due from affiliates, net	568	8	13	1	(590)	—	—
Net Cash Provided by (Used in) Financing Activities	109	279	12	1	(592)	—	(191)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	5	—	5
Net Change in Cash and Cash Equivalents	—	(2)	(239)	—	5	—	(236)
Cash and Cash Equivalents at Beginning of Period	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Period	$67	$8	$316	$—	$141	$—	$532

(14) Subsequent Event

In connection with the September 2010 issuance of $175 million aggregate principal amount of the Company’s 6.5% Convertible Senior Notes due 2016, the Company granted an overallotment option to the underwriters to purchase up to an additional $26.25 million aggregate principal amount of these notes less the underwriting discount.  The underwriters exercised the overallotment option in full in October 2010, and the Company received net proceeds of approximately $25.5 million, after deducting underwriting discounts and commissions.

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

The Company believes that one of the largest sources of future incremental demand for the Company’s Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2009 and expects that pricing for its high-speed IP services will continue to decline for the remainder of 2010.

The Company, through its Level 3 Vyvx Services business, provides video transport services over the Company’s fiber-optic network and via satellite. It carries live broadcast content from the originating source such as sporting events, special events or other live studio produced programming, to production studios, broadcast master control centers and other destinations within the broadcasters’ delivery chain.

For live events where the location is not known in advance, such as breaking news stories in remote locations, the Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Level 3 Vyvx’s customers for these services contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming between fixed locations at any time.

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

Beginning in the first quarter of 2010, Level 3 modified its revenue disclosure based on the manner in which certain customers are classified within customer-facing groups. The following provides a discussion of its Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

•                  Wholesale includes revenue from international and domestic carriers, cable companies, wireless companies, voice service providers and the majority of former Content Market Group customers.

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

The Company believes that the alignment of Core Network Services around customer groups should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales. Each of these groups is also supported by non-dedicated, centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy and human resources.

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Wholesale	$343	347	$1,028	1,056
Large Enterprise and Federal	144	123	422	378
Mid-Market	147	155	444	481
European	73	75	213	219
Total Core Network Services	$707	$700	$2,107	$2,134

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

The Company is focusing its attention on the following operational and financial objectives:

•                  growing Core Network Services revenue by increasing sales and improving the customer experience to increase customer retention and reducing customer churn;

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

The Company has ongoing process and system development work that is being implemented as part of the continued integration efforts that have improved and are expected to further improve the full spectrum of the customer experience, including service activation and service management systems and customer billing as well as various operational efficiency improvements. The Company remains focused on auditing and migrating network inventory data from legacy applications to its central applications.

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

The Company has addressed the supply chain delays experienced during the second quarter related to certain types of equipment from its suppliers that affected the Company’s ability to provision capacity on its network.   During the quarter, the Company worked with its equipment suppliers who were able to increase production and resolve some of the shortages noted earlier in the year.  The Company increased its equipment levels, which resulted in increased installations during the third quarter of 2010.

The Company is working to resolve the increased intervals noted during the second quarter related to installation of capacity from providers of connections or capacity from the Company’s network to a customer location or other carrier, which are referred to as “off-net.”  The Company is working closely with the vendors who provide these circuits.

The Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

In the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the “6.5% Convertible Senior Notes”) and repaid $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that matured on July 15, 2010.  The Company intends to use the net proceeds of its 6.5% Convertible Senior Notes to fund general corporate purposes including working capital, capital expenditures and the potential repurchase or redemption of its 5.25% Convertible Senior Notes due 2011 and other existing indebtedness from time to time.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2010	2009	%	2010	2009	%

Revenue:
Communications	$895	$901	(1)%	$2,687	$2,789	(4)%
Coal Mining	17	15	13%	43	49	(12)%
Total revenue	912	916	—%	2,730	2,838	(4)%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	353	369	(4)%	1,082	1,138	(5)%
Coal Mining	15	18	(17)%	43	51	(16)%
Total Cost of Revenue	368	387	(5)%	1,125	1,189	(5)%

Depreciation and Amortization	215	229	(6)%	663	679	(2)%
Selling, General and Administrative	345	325	6%	1,026	984	4%
Restructuring Charges	1	1	—%	2	8	(75)%
Total Costs and Expenses	929	942	(1)%	2,816	2,860	(2)%

Operating Loss	(17)	(26)	(35)%	(86)	(22)	291%

Other Income (Expense):
Interest income	—	—	—%	—	2	(100)%
Interest expense	(144)	(147)	(2)%	(438)	(445)	(2)%
Gain (Loss) on extinguishments of debt, net	—	2	(100)%	(59)	16	NM
Other, net	(1)	3	NM	15	17	(12)%
Total Other Expense	(145)	(142)	2%	(482)	(410)	18%

Loss Before Income Taxes	(162)	(168)	(4)%	(568)	(432)	31%

Income Tax Expense	(1)	(2)	(50)%	(2)	(4)	(50)%

Net Loss	$(163)	$(170)	(4)%	$(570)	$(436)	31%

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Communications Services:
Core Network Services Revenue	$707	$700	$2,107	$2,134
Wholesale Voice Services Revenue	161	159	489	501
Other Communications Revenue	27	42	91	154
Total Communications Revenue	$895	$901	$2,687	$2,789

Comparisons of the Three and Nine Months Ended September 30, 2010 to the Three and Nine Months Ended September 30, 2009

Communications Revenue decreased by less than 1% in the third quarter of 2010 compared to the third quarter of 2009 and decreased 4% in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in the third quarter of 2010 was driven by declines in Other Communications Revenue, offset by increases in the Company’s Core Network Services revenue driven by growth in revenue from several existing services and in Wholesale Voice Services revenue.  The decrease in the nine months ended September 30, 2010 compared to the same period of 2009 is primarily the result of declines in Other Communications Revenue and usage declines affecting the Company’s Core Network Services business.

The Company experienced increases within Core Network Services in the three months ended September 30, 2010 compared to the same period of 2009, including transport and infrastructure, and IP services, offset by declines in local voice and enterprise voice services. The increase in transport and infrastructure services revenue during the three months ended September 30, 2010 continues to be driven by wired and wireless carrier customers supporting their end customer demand for wireless and wired broadband, and enterprise bandwidth requirements.  The decline within Core Network Services during the nine months ended September 30, 2010 compared to the same period of 2009 is primarily the result of reduced usage of the Company’s IP, local voice and enterprise voice services. The decrease was also driven by declines in Vyvx broadcast services, as these macroeconomic conditions resulted in lower usage as customers generally reduced the number of broadcasting events they covered. Increases in infrastructure revenue partially offset the declines in other services in the nine months ended September 30, 2010 compared to the same periods of 2009. The Company continues to experience strong demand for transport and infrastructure services for complex nationwide solutions and colocation capacity in large markets, as well as in its CDN services.

The increase in Wholesale Voice Services revenue in the three month period ended September 30, 2010 compared to the same period in 2009 is primarily due to increases in domestic voice termination and toll free services.  The decrease in Wholesale Voice Services revenue in the nine month period ended September 30, 2010 compared to the same period in 2009 is primarily attributable to a decline in international voice termination services, which experienced pricing pressure during the period. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $27 million and $91 million in the three and nine months ended September 30, 2010, respectively, from $42 million and $154 million in the three and nine months ended September 30, 2009, respectively. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the three and nine months ended September 30, 2010 compared to the same periods of 2009 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

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

Coal mining revenue increased to $17 million in the three months ended September 30, 2010 from $15 million in the same period of 2009 related to an increase in contractual selling prices with customers based on purchasing volumes under new contracts executed in 2010 and decreased to $43 million in the nine months ended September 30, 2010 from $49 million in the same period of 2009, primarily due to a decrease in volume of tons mined attributable to the expiration of certain long term purchase contracts earlier in 2010.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue, decreased to 39% and 40% in the three and nine months ended September 30, 2010, respectively, compared to 41% in the three and nine months ended September 30, 2009, respectively. The Company has increased both higher margin on-net Core Network Services, and has benefitted from a decrease in lower margin voice and certain private line services.  Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Coal mining cost of revenue approximated 87% and 100% of coal mining revenue in the three and nine months ended September 30, 2010, respectively, and 117% and 104% in the three and nine months ended September 30, 2009, respectively.  The decrease in coal mining cost of revenue as a percentage of coal mining revenue in the three and nine months ended September 30, 2010 compared to the same periods in 2009 is the result of the mix of volume of tons mined at locations with lower costs per ton and higher revenues under new contracts in 2010.

Depreciation and Amortization expense decreased 6% to $215 million in the third quarter of 2010 from $229 million in the third quarter of 2009 and decreased 2% to $663 million in the nine months ended September 30, 2010 from $679 million in the nine months ended September 30, 2009. The decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

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

Selling, general and administrative expenses increased 6% to $345 million in the third quarter of 2010 compared to $325 million in the third quarter of 2009 and increased 4% to $1.03 billion in the nine months ended September 30, 2010 compared to $984 million in the nine months ended September 30, 2009.  The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase its sales and support headcount during 2010.  Included in selling, general and administrative expenses in the three and nine months ended September 30, 2010 were $20 million and $50 million, respectively, and the three and nine months ended September 30, 2009 were $10 million and $35 million, respectively, of non-cash, stock-based compensation expenses related to grants and expected bonus grants of outperform stock options and restricted stock units and restricted stock shares.

Restructuring Charges remained constant at approximately $1 million in the third quarter of 2010 compared to the third quarter of 2009, as the Company had not initiated any significant new workforce reduction plans.  Restructuring charges decreased to $2 million in the nine months ended September 30, 2010 from $8 million in the nine months ended September 30, 2009, primarily as a result of the timing of the Company’s workforce reduction activities.  During the second quarter of 2009, the Company initiated a workforce reduction of approximately 170 employees, or 3% of the Company’s total employee base, and incurred a restructuring charge of $6 million, all of which related to the communications business.

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

Adjusted EBITDA for the communications business was $216 million in the third quarter of 2010 compared to $215 million in the third quarter of 2009 and $627 million in the nine months ended September 30, 2010 compared to $694 million in the same period of 2009. The decrease in Adjusted EBITDA for the nine month period ended September 30, 2010 communications business is primarily attributable to the decline in the Company’s revenue, partially offset by a decrease in cost of revenue, in addition to higher selling, general and administrative expenses during the first nine months of 2010.

Interest Income remained constant at less than $1 million in the third quarter of 2010 and the same period of 2009, and decreased to less than $1 million in the nine months ended September 30, 2010 from $2 million in the nine months ended September 30, 2009.  The decrease in the nine months ended September 30, 2010 compared to the same period of the prior year was primarily due to a decrease in the average returns on the Company’s investment portfolio, as well as a decrease in the average invested balance during the nine months ended September 30, 2010.

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

Interest Expense decreased 2% to $144 million in the third quarter of 2010 from $147 million in the third quarter of 2009. Interest Expense decreased 2% to $438 million in the nine months ended September 30, 2010 from $445 million in the third quarter of 2009. Interest expense decreased as a result of lower average interest rates in 2010 as compared to 2009.  The Company expects annual interest expense in 2010 to approximate $588 million based on the Company’s outstanding debt as of September 30, 2010, the October 2010 additional issuance of $26 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 resulting from the exercise of the underwriters’ overallotment option, and the current interest rates on the Company’s variable rate debt.  See Note 8 of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Gain (Loss) on extinguishment of debt, net was $0 and a loss of $59 million in the three and nine months ended September 30, 2010, compared to a gain of $2 million and $16 million in the three and nine months ended September 30, 2009.  The loss during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible

Senior Notes due 2011 in May 2010 and a $55 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010.  The $2 million and $16 million gain on the extinguishment of debt in the three and nine months ended September 30, 2009 consisted of a net gain of $2 million as a result of the debt repurchase transactions completed in the third quarter of 2009, a net gain of $7 million as a result of the debt exchange transaction completed in the second quarter of 2009 and a net gain of $7 million as a result of the debt repurchase transactions completed in the second quarter of 2009.  See Note 8 of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $1 million of expense in the third quarter of 2010 compared to $3 million of income in the third quarter of 2009 and $15 million of income in the nine months ended September 30, 2010 compared to $17 million of income in the same period of 2009. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $1 million and $2 million in the three and nine months ended September 30, 2010, respectively, and $2 million and $4 million in the same periods in 2009, primarily related to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - September 30, 2010

Cash flows used in operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009, respectively are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2010	2009	Change

Net Cash Provided by Operating Activities	$149	$180	$(31)
Net Cash Used in Investing Activities	(314)	(230)	(84)
Net Cash Used in Financing Activities	(146)	(191)	45
Effect of Exchange Rates on Cash and Cash Equivalents	(7)	5	(12)
Net Change in Cash and Cash Equivalents	$(318)	$(236)	$(82)

Operating Activities

Cash provided by operating activities decreased by $31 million in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in cash provided by operating activities was primarily due to an increase in the Company’s net loss of approximately $134 million in the nine months ended September 30, 2010 compared to the same period in 2009, partially offset by a decrease in the use of working capital and the $59 million adjustment related to the loss on debt extinguishments recognized in the nine months ended September 30, 2010.  The loss on debt extinguishments is included in the increase of net loss, but is reflected in financing activities on the Statement of Cash Flows.

Investing Activities

Cash used in investing activities increased by $84 million in the nine months ended September 30, 2010 compared to the same period of 2009 primarily as a result of additional capital expenditures, which totaled $319 million in the nine months ended September 30, 2010 and $233 million in the same period of 2009.

Financing Activities

Cash used in financing activities decreased $45 million in the nine months ended September 30, 2010 compared to the same period of 2009 as a result of a decrease in debt payments and repurchases. net of new issuances.  See Note 8 of the Notes to the Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred a net loss of $570 million in the nine months ended September 30, 2010 and $436 million in the same period of 2009. The Company used $319 million for capital expenditures and used $146 million for financing activities in the nine months ended September 30, 2010. This compares to $233 million of cash used for capital expenditures and $191 million of cash flows used in financing activities in the same period of 2009.

Cash interest payments are expected to increase slightly to approximately $525 million in 2010 from the $517 million made in 2009 based on current debt outstanding, including the issuance of the additional $26.25 million aggregate principal amount of the Company’s 6.5% Convertible Senior Notes due 2016, estimated interest rates on the Company’s variable rate debt, expected continued execution of liability management initiatives and the financing transactions completed in early 2010. Capital expenditures for 2010 will be higher than incurred in 2009 due to the Company’s increased spending in 2010 on success-based capital and to increase its inventory levels. The Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of September 30, 2010, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments of approximately $1 million that mature in 2010, $199 million that mature in 2011 and $297 million that mature in 2012. The Company is reflecting the $67 million commercial mortgage obligation as maturing in 2015 as it elected to extend the maturity to October, 2015.

In the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the “6.5% Convertible Senior Notes”).  The Company also repaid the remaining $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 upon maturity.

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

Level 3 had $518 million of cash and cash equivalents on hand at September 30, 2010. In addition, $122 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2010, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015, that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2010, was approximately 4.2%.

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

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at September 30, 2010. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At September 30, 2010, the Company had $4.5 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.8%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Foreign Currency Exchange Rate Risk

The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company’s consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s European subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect the Company’s operating results.

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $568 million for the nine months ended September 30, 2010.  Level 3 had deficiencies of earnings to cover fixed charges of $432 million for the nine months ended September 30, 2009, $617 million for the fiscal year ended December 31, 2009, $264 million for the fiscal year ended December 31, 2008, $1.1 billion for the fiscal year ended December 31, 2007, $742 million for the fiscal year ended December 31, 2006, and $647 million for the fiscal year ended December 31, 2005.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2010, Level 3 had an aggregate of approximately $6.4 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $86 million of stockholders’ deficit. Of this long-term debt, approximately $1 million is due to mature in the remaining three months of 2010, approximately $199 million is due to mature in 2011 and approximately $297 million is due to mature in 2012, in each case excluding debt discounts, premiums and fair value adjustments.

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

ITEM 5.   OTHER INFORMATION.

Mine and Health Administration Safety Disclosure and Pattern or Potential Pattern of Violations.

We are engaged in coal mining through our subsidiary, KCP, Inc. (“KCP”).  KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons’, Inc. (“PKS”). Decker Coal Company (“Decker”) is a joint venture with Western Minerals, Inc., which is a subsidiary of Cloud Peak Energy Inc.  Black Butte Coal Company (“Black Butte”) is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.  We also own other properties that were formerly engaged in surface mining of coal, but those properties have either been fully reclaimed and are on a monitoring status or are in the process of being reclaimed.

The operation of our mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which was enacted in July 2010; Section 1503 of the Act requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate mines regulated under the Mine Act. Under the Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions, but has not done so as of the date of this quarterly report. While we believe the following disclosures meet the requirements of the Act, it is possible that any rule-making by the SEC will require disclosures to be presented in a form that differs from this presentation. All of our mining operations are located within the western United States.

For the three months ended September 30, 2010, in accordance with Section 1503 of the Act, we present the following information with respect to the mines that we operate and those in which we have a 50 percent joint venture ownership interest:

(1) None of the mines has (i) received any citations from MSHA pursuant to Section 104(a) of the Mine Act for alleged violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard at the mine, (ii) received any orders from MSHA pursuant to Section 104(b) of the Mine Act, (iii) received any citations or orders from MSHA pursuant to Section 104(d) of the Mine Act for unwarrantable failures to comply with mandatory health or safety standards, (iv) had any violations that were deemed flagrant pursuant to Section 110(b)(2) of the Mine Act, (v) received any imminent danger orders from MSHA under Section 107(a) of the Mine Act, or (vi) experienced mining-related fatalities.

(2) None of the mines has received written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

(3) The following table reflects the pending legal actions before the Federal Mine Safety and Health Review Commission as of September 30, 2010.  The following list includes legal actions that were initiated prior to the current reporting period and that do not necessarily relate to citations, orders or proposed assessments issued by MSHA during the three months ended September 30, 2010.  Of the 34 pending legal actions, 33 represent contests of citations or orders (for which the aggregate amount assessed to date is less than $100,000) under Section 104(a) of the Mine Act and one represents a citation under Section 104(g)(1) of the Mine Act.

Black Butte –	34
Decker –	zero

Item 6.                         Exhibits

Exhibits filed as a part of this report are listed below.

12	Statements Re Computation of Ratios

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 5, 2010	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer