Form 10-K
period 2010-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2011-02-25
CIK 794323

Use these links to rapidly review the document

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of June 30, 2010 the aggregate market value of common stock held by non-affiliates of the registrant approximated $1.23 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,673,680,085 as of February 22, 2011

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

          Portions of the Company's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

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

  •
  anticipated dates on which we will begin providing certain services or reach specific milestones;

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

    For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through the acquisitions we completed that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by targeting new customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

    With respect to our wholesale customers, we provide these customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. With respect to our enterprise customers, we provide these customers with access to our network either by directly connecting to their location or by serving that location with a connection from another communications services provider. As of December 31, 2010, we have:

    •
    approximately 81,000 intercity route miles in North America and Europe, which we expect to ultimately reduce to approximately 54,000 intercity route miles, connecting 23 countries; and

    •
    approximately 125 markets having metropolitan fiber networks containing approximately 27,000 route miles in the United States and Europe.

    We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance.

    Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2010, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities and other technical space and had completed the build-out of approximately 4.6 million square feet of this space.

  •
  Provide Efficient and Effective Backbone Services Through An End to End Backbone Network. Many portions of our originally constructed intercity and metropolitan networks were designed to provide high quality communications services at an efficient cost structure. Our network and business processes seek to enable us to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce the unit cost of delivering our services. In addition, our strategy is to maximize the use of open, non-proprietary interfaces in the design of our network software and hardware. This approach is intended to provide us with the ability to purchase the most cost effective network equipment from multiple vendors and allow us to deploy new technology more rapidly and effectively.

  •
  Target Top Communications Global Customers.  With respect to our top global communications customers, our primary distribution strategy is to use a national, direct sales force. In addition to large wholesale carriers, such as incumbent local exchange carriers, international carriers also known as PTTs, major Internet service providers or ISPs, broadband cable television operators, wireless providers, major interexchange carriers, voice service providers and system integrators, these customers also include the U.S. government, very large enterprises and certain other businesses that purchase communications services in a manner that is consistent with traditional wholesale customers. Providing communications services to many of these businesses is at the core of our strategy.

  •
  Further Develop Existing Enterprise Customer Business.  With respect to our enterprise customers that would not be considered among the top global communications customers, our primary distribution strategy is to use a locally based direct sales force to target business customers, state governments, and higher education institutions with high demands for mission critical communications services. We also complement our locally based direct sales force with an inside or call center based sales force as well as an indirect sales channel of third party agent partners.

  •
  Develop Market Leading Content Distribution Service Offerings.  At December 31, 2010, we operated one of the largest Internet Protocol backbones in the world. In other words, we operate one of the largest networks over which Internet content is transported from content sources to third party owned access networks connected directly to end users. We continue to believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video online. To meet the needs of customers driving this growth, we focus on refining our service offerings to provide a full portfolio of services to support content distribution, including high speed IP services, colocation, content delivery network, or CDN services and video acquisition. We believe that we are the only service provider that offers, owns and operates this portfolio of services on a broad scale, which provides a unique opportunity to offer customers flexible access, end to end solutions and/or building block services to meet their evolving needs.

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

  •
  Significant metropolitan network platform.  As of December 31, 2010, we have metropolitan fiber networks in approximately 125 markets in North America and Europe, which contain approximately 27,000 route miles. Our metropolitan networks enable us to connect directly to points of high traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

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

  •
  A More Readily Upgradeable Network Infrastructure.  With respect to a substantial portion of our network, the network was designed to take advantage of technological innovations, incorporating many of the features that are not present in older communication networks, and provide us flexibility to take advantage of future developments and innovations. We designed the transmission network to optimize aspects of fiber and optronics simultaneously as a system to provide an efficient cost structure for the services that we deliver to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying more cost efficient technologies in our network. We believe that our network design will enable us to lower costs and prices while enjoying higher margins than our competitors.

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

    Level 3 also provides transport services within our transatlantic cable system connecting North America and Europe as well as via leased bulk capacity on other transoceanic systems. International Backhaul transport services, interconnecting cable landing stations and the terrestrial North American and European networks, are also available.

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

    •
    VPN Services.  Built on our optical transport network, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks based on IP VPN, Virtual Private LAN Service, or VPLS, Ethernet Virtual Private Line, or EVPL, or MPLS VPN technologies. These services allow service providers, enterprises and government entities to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network, while delivering high quality of service and security. These services are used for service provider and corporate data and voice networks, data center networking, disaster recovery and out-of-region or redundant customer connectivity for other service providers. VPN services are sold stand-alone or in conjunction with our managed services offerings.

    •
    Converged Business Network.  Our Converged Business Network service enables customers to use the bandwidth that they purchase from us for a variety of services. The Converged Business Network service combines a customer's services over a single access circuit. As a result, we are able to offer service bundles made up of VPN, DIA and Voice services in a cost efficient manner. Converged services are sold stand alone or in conjunction with our managed services offerings

    •
    Dark Fiber Service.  Level 3 Intercity Dark Fiber and Level 3 Metro Dark Fiber provide carriers, service providers, government entities and large enterprises a complete infrastructure when a fiber solution is required based on unique applications, control or scale requirements. The services include fiber, colocation space in our Gateway and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure.

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

  •
  Vyvx Services.  We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLV® marked the 22nd consecutive year that the NFL used these services, and the seventh year anniversary of the first live broadcast event ever carried using our high definition (HD) transport service offering. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

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

  •
  SIP Trunking ("SIPT").  SIPT is a VoIP-based local phone service offered to medium and large enterprises as a replacement for traditional fully featured enterprise TDM voice services. SIPT allows customers with an IP PBX to manage calls to and from the PSTN without having to purchase traditional access lines dedicated to voice. SIPT includes basic local phone service components such as local phone numbers, 911, operator assistance, directory listings, local and long distance calling. In addition, customers select from a full set of feature packages that provide core call control features such as call forwarding, call waiting and call transfer, as well as advanced features such as unified messaging and one-number identity.

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

  •
  Long Distance.  The Long Distance services portfolio consists of local and long distance transport and termination services offered to both enterprise and wholesale customers. Our wholesale offerings include domestic and international voice termination services targeted to IXCs, wireless providers, local phone companies, cable companies, resellers and voice over IP providers. Medium and large enterprises also purchase our long distance services for their corporate calling or outbound contact center needs. All Level 3 long distance services are offered at the customer's option over circuit switch or Softswitch technologies.

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

        For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets and a discussion of financial information and industry segments, please see the notes to our Consolidated Financial Statements appearing elsewhere in this Form 10-K. For a discussion of our communications revenue, please also see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K. Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications services and meeting our financial objectives. This exercise takes place in the ordinary course of our business and would also take place with respect to any integration activities. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications services or with obtaining our financial objectives, we may exit those lines of business or stop offering those services in part or in whole.

Distribution Strategy

        Our customers generally include the following.

  •
  domestic and international carriers;

  •
  voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

  •
  wireless providers;

  •
  large enterprises that purchase communications services in a manner similar to carriers;

  •
  broadband cable television operators;

  •
  major ISPs;

  •
  system integrators;

  •
  video distribution companies;

  •
  mega portals;

  •
  providers of online gaming;

  •
  software service providers;

  •
  social networking providers;

  •
  research and educational consortia;

  •
  traditional media distribution companies including broadcasters, television networks and sports leagues;

  •
  the U.S. federal government and its agencies;

  •
  state and local governments;

  •
  enterprises that purchase communications services on a regional or local basis;

  •
  regional services providers; and

  •
  traditional broadcasters.

        To implement our communications services strategy and reach our target customers, we use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third party agent partners. The specific elements that we use depends upon the nature of the customers that are being targeted.

        We also use a direct sales force to target those business customers and other customers that make communications purchasing decisions on a local or regional basis. Smaller opportunities are serviced by an inside or call center based sales force generally selling pre-defined bundles of services. The customers that we target with this combination are generally those in the mid-market, which we define as including medium enterprises that are generally outside the Fortune® 1000, small regional service providers, some educational institutions and some state governments. We also complement our direct and inside sales forces that targets these customers with an indirect sales channel of third party agent partners and from time to time system integrators.

        We are seeking to expand our indirect sales channel to include expanded relationships with systems integrators. We have worked with systems integrators to provide services to those companies, which the system integrator than bundles into the services that it is providing to the ultimate end user customer. We are working with systems integrators to develop a model through which we will provide services to the customer directly, rather than through the system integrator. We are looking to apply this expanded relationship to both large and mid-market enterprise customers.

        Our sales functions are supported by dedicated employees in sales and customer target marketing. These sales functions are also supported by centralized service or product management and development, general or corporate marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.

        We have policies and procedures to review the financial condition of potential and existing customers. We apply these procedures to determine whether collectability of services billed is probable prior to the time that we begin delivering services to a customer. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, we will not recognize revenue attributable to that customer until we receive cash. Based on these policies and procedures, we believe our exposure to collection risk within the communications business and the possible effect on our financial statements is limited. We may also experience the effects of the downturn in the economy and specifically the telecommunications industry; however, we believe the concentration of credit risk with respect to receivables is mitigated due to the dispersion of our customer base among geographic areas and remedies provided by terms of contracts and by law.

        For the year ended December 31, 2010, our top ten communications customers represented approximately 27% of our total communications revenue.

        Beginning in the first quarter of 2010, we modified our revenue disclosure based on the manner in which certain customers are classified within customer-facing groups. In our financial results, we discuss our Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

  •
  Wholesale includes revenue from international and domestic carriers, cable companies, wireless companies, voice service providers and the vast majority of the customers that were formerly classified in our content market group.

  •
  Large enterprise and federal includes Fortune® 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, Federal Government agencies and academic consortia, plus certain large former content markets group customers.

  •
  Mid-market includes medium enterprises generally outside the Fortune® 300, regional service providers, certain academic institutions and some state and local governments.

  •
  European, which did not change from the 2009 financial presentation includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, enterprises, and government and education sectors.

For a discussion of our communications revenue, please also see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K.

Our communications network

        Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2010, our network encompasses:

  •
  approximately 68,000 intercity route miles in North America, which we expect to reduce to approximately 44,000 intercity route miles based upon our determinations on whether to retain or eliminate overlapping routes;

  •
  an intercity network covering approximately 13,000 miles across Europe;

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

        Terrestrial Intercity Networks.    Our approximately 68,000 mile fiber optic intercity network in North America, which we expect will be reduced to approximately 44,000 miles, include the following characteristics.

  •
  Multiple Conduits. In approximately 26,000 miles of our intercity network, we have installed groups of multiple conduits. We believe that the availability of spare conduits will allow us to deploy future technological innovations in optical networking components as well as providing us with the flexibility to offer conduit to other entities.

    Initial installation of optical fiber strands designed to accommodate Dense Wave Division Multiplexing, or DWDM transmission technology. In addition, we believe that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and longer physical spacing between network electronics. We also believe that each new generation of optical fiber will allow increases in the performance of these network design aspects and will therefore enable lower unit costs.

  •
  High speed Intercity DWDM equipment providing high quality, reliable and cost effective transmission across our fiber backbone. We are continually evaluating advancements in technology that will enable us to scale, lower our cost and provide higher speed services over our intercity network. We believe that the market will continue to move toward Ethernet based services and higher speed interfaces. Through our technology evaluations we believe that we have positioned ourselves to be able to deliver these capabilities for both our own IP network needs as well as those of our customers.

  •
  A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

Our intercity network covering approximately 13,000 miles across Europe incorporates a multiple conduit structure in approximately 4,000 miles and many of the same characteristics as described above with respect to our North American intercity network in a multiple ring architecture.

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

        We had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities as of December 31, 2010, and had completed the build out of approximately 4.6 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As a result of our acquisitions, some of our facilities are larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support the sale of colocation services. Availability of these services varies by location.

        As of December 31, 2010, we had operational, facilities based, local metropolitan networks in 116 U.S. markets and 9 European markets.

        As of December 31, 2010, we also had approximately 145 markets in service in North America and approximately 45 markets in service in Europe.

        Transoceanic Networks.    Our European network is linked to our North American intercity network by leased capacity and by the Level 3 transatlantic cable system, which was completed and placed into service during 2000 and originally had a design capacity of 1.28 Tbps. The deployment of the system—which we refer to as the Yellow system—was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest, in the Yellow system. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own two of the four fiber pairs on the Yellow system. The Yellow system has been upgraded and our two fiber pairs now have capacity of 1.8 Tbps.

        We acquired additional capacity on Atlantic Crossing 1, to serve as redundant capacity for our fiber pairs on the Yellow system. We also own capacity in the TAT-14 cable system. In connection with our acquisition of WilTel Communications, LLC, or WilTel, we secured additional capacity on Atlantic Crossing 1 and on TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional optional capacity from Apollo Submarine Cable System Ltd. In January 2007 we purchased 150 Gigabits of the additional optional capacity available from Apollo Submarine Cable System Ltd, 150 Gigabits in May 2007 and an additional 100 Gigabits in November 2007. We are also acquiring an additional 1 Terabit of capacity on the Apollo South cable system, which will be drawn down over a multi-year period. We are also an owner on the Japan-US, and China-US cable systems, an indefeasible right of use, or IRU, holder on Southern Cross cable system as well as an owner on the Americas II cable and an IRU holder on the Arcos system. We also own capacity on the Reliance-Globacom transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system. In 2009, we also secured 30 Gigabits of additional capacity on the Atlantic Crossing I cable system.

Our Patent Portfolio

        Through acquisitions and through our own research and development, we have approximately 850 patents and patent applications in the United States and around the world, as of December 31, 2010. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.

        In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a cross-license agreement with IBM entered into in December 2007, giving us access to technology covered by IBM's approximately (at that time) 42,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.

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

        We are currently deploying a unified set of simplified processes and systems that have been designed to streamline and synchronize our service, sales and operational functions. These processes and systems have been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management. We completed the foundation of this platform at the end of 2009, and we are now focusing on operational efficiency improvements and data integrity and migration.

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

Competition

        The communications industry has been and remains highly competitive. In the late 1990s and the early 2000s, significant new capacity was deployed by both existing and new entrants. This oversupply led to a period of financial restructuring and industry consolidation. We believe that these occurrences have led to an improved industry structure. However, given the significant economies of scale inherent in the communications industry, we believe further consolidation may occur.

        Our primary competitors are long distance carriers, ILECs, CLECs, PTTs, Content Delivery Network companies, and other companies that provide communications services. The following information identifies some key competitors for each of our service offerings.

        Our key competitors for our wholesale voice service offerings are other providers of wholesale communications services including AT&T, Verizon, Qwest (which is in the process of being acquired by CenturyLink, Inc.), Global Crossing and Competitive Local Exchange Carriers.

        For our IP and Data services, we compete with companies that include Verizon, AT&T, Global Crossing, Tata and Cogent in North America, and TeliaSonera, Global Crossing and Cogent in Europe.

        For transport services, our key competitors in the United States are other facilities based communications companies including AT&T, Verizon, Qwest, tw telecom, Abovenet and XO. In Europe, our key competitors are other carriers such as PTTs, Telia International, Colt, Interoute, KPN, Belgacom and Global Crossing.

        Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include Equinix, Savvis and Internap. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe.

        In the enterprise and government markets, our key competitors include ILECs (such as AT&T, Verizon and Qwest/Centurylink) and CLECs (such as tw telecom).

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

Regulation

  Federal Regulation

        The Federal Communications Commission, or the FCC, has jurisdiction over interstate and international communications services. The FCC's regulation of common carriers without market power, such as us, is less stringent than its regulation of dominant incumbent local exchange carriers. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities- and resale-basis as well as various wireless licenses. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

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

        Special Access Regulation.    Special access services are "lit" loop or transport facilities that support the transmission of data on a point-to-point basis, often referred to as "private lines." Level 3 purchases a substantial amount of special access services from ILECs and other telecommunications carriers to reach customer premises and, less frequently, to support interoffice transport requirements. In addition, Level 3 provides special access services to end user customers and to other carriers via its own network and/or through the resale of other carriers' special access services.

        In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to "price cap" regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the "pricing flexibility" regime under which ILECs have obtained the ability to enter into more individualized relationships with customers based upon certain threshold showings of the presence of competitors in a specific geographic and product market. We have requested as a measure of interim relief that the FCC prohibit (or "freeze") any increases by ILECs in the rates applicable to special access services pending the gathering of data and adoption of final rules in this proceeding. Others have advocated for additional relief, including a revocation altogether of ILEC pricing flexibility and/or reduction of "price cap" ILEC interstate special access rates. The FCC has not yet ruled on Level 3's request for interim relief or the other pending requests. The FCC is reviewing the voluminous record in this proceeding, but we do not anticipate that the FCC will issue a comprehensive ruling in this rulemaking until at least mid- to late-2011.

        Network Neutrality and Open Internet.    In 2005, the FCC adopted its Internet Policy Statement seeking to safeguard and promote unimpeded access to the Internet by announcing the following four general Internet policy principles that, subject to reasonable network management, would guide the FCC's interpretation of its statutory responsibilities to encourage broadband deployment and preserve and promote the open and interconnected nature of the public Internet. Specifically, consumers are entitled to:

  •
  access the lawful Internet content of their choice;

  •
  run applications and use services of their choice, subject to the needs of law enforcement;

  •
  connect their choice of legal devices that do not harm the network; and

  •
  competition among network providers, application and service providers, and content providers.

        In 2008, the FCC issued an order finding that Comcast violated the Internet Policy Statement and engaged in "unreasonable network management practices" by blocking BitTorrent and other peer-to-peer Internet traffic. The FCC required Comcast to disclose details of its network management practices, commit to a plan to cease such practices, and provide details of a new nondiscriminatory network management practice. Comcast appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, which in April of 2010, held that the FCC had failed to show that it had the legal authority to issue the ruling. On December 21, 2010, the FCC issued a Report and Order entitled "Preserving the Open Internet: Broadband Industry Practices" (the "Open Internet Order"), which provided, among other things, that broadband providers must: 1) be transparent about, and therefore disclose, their network management practices; ii) not block lawful content; and 3) not unreasonably discriminate in transmitting lawful content. The Open Internet Order may be subject to both court and legislative challenge. We cannot predict the nature and extent of the effect that further action by the FCC in this area may have on the Company and its operations.

        In November 2010, in connection with Level 3's request to augment interconnection capacity with Comcast, Comcast demanded that Level 3 enter into an agreement and pay Comcast for interconnection capacity. Level 3 agreed to Comcast's demand under protest, and initiated steps to bring the issue to the attention of federal policy makers. Our dispute with Comcast has not yet been resolved. There is a risk that, if Comcast prevails in its claims that such a charge is not prohibited under applicable law (including the Open Internet Order), other retail Internet service providers may make similar demands for payment relating to interconnection with their networks.

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

        In its decision on November 5, 2008, the FCC responded to a mandamus order from the United States Circuit Court of Appeals for the District of Columbia concerning its 2001 ISP Remand Order. In that Mandamus Order, the FCC clarified that it had jurisdiction over ISP bound traffic pursuant to the reciprocal compensation provisions of the Telecommunications Act of 1996 regardless of whether the traffic was local or long distance. The FCC then decided to maintain the existing compensation regime it had established for ISP-bound traffic with a rate of $0.0007 per minute of use. The Court of Appeals for the United States in the District of Columbia upheld the FCC's order in January 2010. Despite their breadth, some carriers continue to argue that certain types of ISP bound traffic are not covered by the 2001 and 2008 orders. Findings of this nature could affect the Company's charges for ISP bound traffic.

        Level 3 maintains approximately 233 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Level 3's agreement with AT&T expired on January 11, 2011, but is continuing on a month to month basis. Level 3's agreement with Verizon expired on March 31, 2009. Upon expiration of the agreement, Level 3 and Verizon will continue to provide services until a successor agreement has been reached.

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

        There is also uncertainty in respect to intercarrier compensation for VoIP traffic. As in the ISP intercarrier compensation situation, the FCC has issued a number of rulings asserting its jurisdiction over such traffic, but to date it has not issued any rulings on the scope and rate of intercarrier compensation to be paid by carriers exchanging VoIP traffic. Some carriers assert that VoIP traffic is local in nature and thereby subject to local compensation rates, while other carriers have taken the position that some or all of this traffic should be subject to higher intrastate or interstate rates. A number of carriers have filed petitions with the FCC seeking a declaratory ruling on the treatment of VoIP traffic. These petitions have either been withdrawn or rejected based on procedural grounds. In those cases, the FCC did not resolve the question of the appropriate intercarrier compensation.

        Until such time as the FCC acts in such a way as to either clarify its rulings on ISP compensation, VoIP compensation or rules on intercarrier compensation in its entirety, and such rules are final and non-appealable, the scope of intercarrier compensation obligations between carriers exchanging ISP or VoIP traffic is uncertain.

        Universal Service.    Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural, high-cost and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. The FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund. The FCC is considering changing the method by which our contributions are assessed to a flat-fee charge, such as a per-line or per-number charge. Additionally, the FCC recently ruled that states may assess contributions to their state Universal Service Fund from Voice over Internet Protocol providers. Any change in the assessment methodology may affect Level 3's revenues, but at this time it is not possible to predict the extent we would be affected, if at all.

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

        There are initiatives in several state legislatures to lower intrastate access rates, aligning them with interstate rates. While we believe that rate adjustment initiatives such as this are generally better considered holistically by the FCC as part of its overall intercarrier compensation reforms, some states have and may continue to determine otherwise. Depending on whether we are a net collector or a net payer of any adjusted rate, such rate adjustments could have a negative effect on the Company.

        States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

  Local Regulation

        Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms in the future.

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

        In 2007, the FCC imposed some regulatory requirements on VoIP providers that had previously been applicable only to traditional telecommunications providers. The FCC (a) imposed obligations on VoIP providers to contribute to the federal universal service fund, and (b) required VoIP carriers to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements). In addition, a number of state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the "local" component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees.

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

        Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union, and it is difficult to predict when they will be implemented at the national level. Even with harmonization, the national regulatory agencies will continue to be responsible for issuing general authorizations and specific licenses.

Canadian Regulation

        Pursuant to the Telecommunications Act ("Act"), the Canadian Radio-television and Telecommunications Commission ("CRTC"), has jurisdiction to regulate telecommunications communications and their service offerings in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the ILECs bringing significant competition to this industry for both domestic and international long distance services. On December 14, 2006, the Governor in Council (Federal Cabinet) for the first time exercised its statutory power to issue a binding Policy Direction requiring the CRTC, in regulating the telecommunications industry, to rely on market forces to the maximum extent possible, regulating only to the extent necessary and then in an efficient and a proportionate way. The provision of Canadian domestic and international transmission facilities based services remains restricted to "Canadian carriers". These carriers must have majority ownership and control in fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Level 3 operates as a reseller in Canada. If the ownership restrictions are repealed, we anticipate that we will be able to expand our operations and service offerings in Canada. The liberalization of Canadian carrier ownership and control is controversial and there are no immediate prospects for such a change.

        While competition is permitted in all other Canadian telecommunications market segments, we believe that the ILECs will continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997 and furthered by a Federal Government policy direction, the CRTC has released a number of decisions opening to competition the Canadian local telecommunications services market. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities based long distance carriers. CLECs have the same status as ILECs, but without universal service or customer tariff filing obligations. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

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

        In a March 3, 2008 decision, the CRTC established the regulatory framework for wholesale telecommunications services with rules for the regulation and pricing provided by ILECs to competitive service providers, such as alternative local and long distance carriers, resellers and ISPs. The CRTC decision revised its definition of an "essential service", established a six-category framework for the CRTC's regulation of wholesale telecommunications services, categorized various available wholesale services within these identified categories, and established the regulatory conditions associated with each service category, notably mandated access and pricing principles, as well as the process for the phase-out of regulation for certain services found to be non-essential. In its 1997 local competition decision, the CRTC had tied essential facilities to those provided on a monopoly basis. In the 2008 decision, non-monopoly facilities will have to be provided to competitors if the CRTC makes a determination that withdrawal of mandatory access would likely result in a substantial lessening or prevention of competition. The CRTC classified wholesale services that are currently regulated into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non-essential subject to phase-out of regulation. Very few services were classified as essential. In the category of "conditional essential" wholesale services, the CRTC included wholesale services used for local telephony (primarily unbundled local loops), low-speed competitor digital network access services, DS-0 and DS-1 access facilities and ADSL access services used to provide high-speed Internet access services to residences and businesses. This essential conditional category classification will continue until it is demonstrated that wholesale alternatives functionally equivalent are sufficiently present such that withdrawing mandated access would not likely result in a substantial lessening or prevention of competition in the local exchange services market. Regarding network interconnection services, customer access facilities, and support structure services, the CRTC considers that these arrangements are technologically and competitively neutral to the greatest extent possible, enable competition from new technologies, and do not artificially favor Canadian carriers or resellers.

        The CRTC has conditionally forborne from regulating the retail Internet services, but not the wholesale Internet services, of Canadian carriers preserving its regulatory powers relating to unjust discrimination and undue preference or advantage. The CRTC has ruled (Telecom Decision 2008-108) that Bell Canada's application of its traffic shaping measures to its wholesale ADSL access service known as Gateway Access Service (GAS) were not in violation of the statute. In Public Notice 2008-19, the CRTC noted that Decision 2008-108 dealt only with Bell Canada's practice of throttling P2P traffic at certain times of the day in relation to its GAS being provided to wholesale customers. In the Public Notice, the CRTC announced it would explore the current and potential Internet traffic management practices of all ISPs operating in Canada, examining both retail and wholesale services. In October 21, 2009, the CRTC released a policy framework dealing with Internet Traffic Management Practices for Internet Service Providers. The policy requires ISPs to disclose their network management practices, to implement those practices in a manner that addresses only the offending conduct; and must be competitively neutral. The CRTC said that it would implement its policy on a case-by-case review. At this time, the Company cannot predict the effect that this policy might have on its operations.

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

        In November 2005, we completed the sale of our (i)Structure, LLC subsidiary to Infocrossing, Inc. Prior to the sale, (i)Structure provided computer operations outsourcing to customers located primarily in the United States. In September 2006, we completed the sale of 100% of the capital stock of our indirect, wholly owned subsidiary, Software Spectrum, Inc. ("Software Spectrum"), to Insight Enterprises, Inc. Prior to the sale, Software Spectrum was a leading direct marketer of software and provider of software licensing services to corporations. With the completion of the sale of Software Spectrum, we exited the information services business.

  Coal Mining

        We are engaged in coal mining through our subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., which is a subsidiary of Cloud Peak Energy Inc. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales were made under long-term contracts to a limited number of customers, including Pacificorp (Black Butte), Idaho Power (Black Butte), Sierra Pacific (Black Butte), The Detroit Edison Company (Decker), Virginia Power (Decker), Wolf Mountain (Decker) and Minnesota Power (Decker). The Black Butte mine has commitments to deliver approximately 15.4 million tons of coal through 2015 under contracts with Pacificorp, Idaho Power and Sierra Pacific. The Decker mine has sales commitments to deliver approximately 7.7 million tons of coal through 2013 with The Detroit Edison Company and Wolf Mountain. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The management fee for 2010 was less than $1 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2009, the most recent year for which information is available, KCP's production represented less than 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units. KCP's customer base may be negatively affected if legislation is enacted to limit greenhouse gas emissions.

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

        We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2010 was approximately $4 million. KCP's share of accrued estimated reclamation costs was $105 million at December 31, 2010. We were not required to make significant capital expenditures for environmental compliance with respect to the coal business in 2010. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

        The operation of our mines is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Safety Act"). The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"), which was enacted in July 2010; Section 1503 of the Dodd Frank Act requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate mines regulated under the Mine Safety Act. Under the Dodd Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions, but has not done so as of the date of this report. While we believe the following disclosures meet the requirements of the Dodd Frank Act, it is possible that any rule-making by the SEC will require disclosures to be presented in a form that differs from this presentation. All of our mining operations are located within the western United States.

Annual Reporting Pursuant to Wall Street Reform and Consumer Protection Act Section 1503

        For 2010, in accordance with Section 1503 of the Dodd Frank Act, we present the following information with respect to the mines that we operate and those in which we have a 50 percent joint venture ownership interest:

Item	Big Horn Mine	Black Butte Mine	Decker Mine	Rosebud Mine
Section 104 S&S citations(1)	—	6	2	—
Section 104(b) orders(2)	—	—	—	—
Section 104(d) citations and orders(3)	—	—	1	—
Section 110(b)(2) violations(4)	—	—	—	—
Section 107(a) orders(5)	—	—	—	—
Proposed MSHA assessments(6)	—	$14,310	$31,365	—
Fatalities(7)	—	—	—	—
Section 104(e) notices(8)	—	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	35	1	—

(1)
Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the "Mine Safety Act") for which we received a citation from MSHA.

(2)
Total number of orders issued under section 104(b) of the Mine Safety Act (30 U.S.C. 814(b)).

(3)
Total number of citations and orders for unwarrantable failure of Level 3 to comply with mandatory health or safety standards under section 104(d) of the Mine Safety Act (30 U.S.C. 814(d)).

(4)
Total number of flagrant violations under section 110(b)(2) of the Mine Safety Act (30 U.S.C. 820(b)(2)).

(5)
Total number of imminent danger orders issued under section 107(a) of the Mine Safety Act (30 U.S.C. 817(a)).

(6)
Total dollar value of proposed assessments from MSHA under the Mine Safety Act (30 U.S.C. 801 et seq.).

(7)
Total number of mining-related fatalities.

(8)
Any coal mines owned and operated by us that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of such Mine Safety Act (30 U.S.C. 814(e)); or (B) the potential to have such a pattern.

(9)
The information in the table reflects the pending legal actions before the Federal Mine Safety and Health Review Commission as of December 31, 2010. The following list includes legal actions that were initiated prior to the current reporting period and that do not necessarily relate to citations, orders or proposed assessments issued by MSHA during the year ending December 31, 2010. Of the 35 pending legal actions at the Black Butte mine, 34 represent contests of citations or orders (for which the aggregate amount assessed to date is less than $100,000) under Section 104(a) of the Mine Safety Act and one represents a citation under Section 104(g)(1) of the Mine Safety Act. The one pending legal action at the Decker mine represents a citation under Section 104(d)(1).

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

Directors and Executive Officers

        Set forth below is information as of February 25, 2011, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.	79	Chairman of the Board
James Q. Crowe	61	Chief Executive Officer and Director
Jeff K. Storey	50	President and Chief Operating Officer
Charles C. Miller, III	58	Vice Chairman, Executive Vice President and Director
Sunit S. Patel	49	Executive Vice President and Chief Financial Officer
John M. Ryan	47	Executive Vice President, Chief Legal Officer and Secretary
Andrew Crouch	40	President Sales, Level 3 Communications, LLC
Eric J. Mortensen	52	Senior Vice President and Controller
R. Douglas Bradbury	60	Director(1)
Douglas C. Eby	51	Director(1)
Admiral James O. Ellis, Jr.	63	Director(3)
Richard R. Jaros	59	Director(2)
Robert E. Julian	71	Director(1)
Michael J. Mahoney	60	Director(2)
Rahul N. Merchant	54	Director(1)
Arun Netravali	64	Director(2)
John T. Reed	67	Director(1)(3)
Michael B. Yanney	77	Director(3)
Dr. Albert C. Yates	69	Director(2)

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of February 25, 2011, about the following members of senior management of Level 3 Communications, LLC.

Name	Age	Position
James Heard	48	President European Markets Group
John F. Waters, Jr.	45	President Operations, Chief Technology Officer
Anthony S. Fogel	46	Chief Human Resources Officer
Mark Martinet	44	Chief Information Officer

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

        John M. Ryan has been Executive Vice President, Chief Legal Officer and Secretary of the Company since February 2011. Mr. Ryan is responsible for Level 3's legal and regulatory functions worldwide. Prior to his current position, Mr. Ryan was Senior Vice President and Assistant Chief Legal Officer of Level 3 Communications, LLC from March 2007, responsible for the customer and vendor contracting groups and the public policy group. Mr. Ryan was a Senior Vice President within the Legal Department from June 2004, and was a Vice President in the Legal Department from December 1999 through June 2004. Prior to December 1999, Mr. Ryan was a partner and associate at Fraser Stryker Law Firm in Omaha, where his practice focused on the communications industry.

        Andrew Crouch has been the President Sales for Level 3 Communications, LLC since August 2010. Prior to that, Mr. Crouch was President of the Wholesale Markets Group for Level 3 Communications, LLC from January 2008 until August 2010, after serving as Group Vice President of Sales for the Wholesale Markets Group beginning in April 2006. Prior to that, Mr. Crouch served as the Senior Vice President of the Carrier Channel from January 2005 to April 2006, and Senior Vice President of the Enterprise Voice Services from January 2004 to January 2005, all for Level 3 Communications, LLC. Mr. Crouch began his career at Level 3 Communications, LLC in November 2001 as the Senior Vice President of Sales for the Cable and ISP Channel and held this position until December 2003. Before joining Level 3, Mr. Crouch served as the Deputy General Manager within the Corporate Clients Division at British Telecom. He also served as the Vice President of Commercial Operations for Concert Communications, a joint venture between British Telecom and AT&T from January 2000 to October 2001.

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

        Douglas C. Eby has been a director of the Company since August 2007. Mr. Eby has been acting Chief Executive Officer of Realty Finance Corporation, a commercial real estate specialty finance company since May 2010 and a general partner of OmniCapital Group LLC, a venture capital firm since January 2011. Prior to that, Mr. Eby was a private investor from December 2009 to May 2010. Mr. Eby was previously chairman and CEO of TimePartners LLC, an investment advisory firm from 2004 until December 2009. Prior to that, from April 1997 until September 2007, Mr. Eby was President of Torray LLC, a registered investment advisory firm, having joined Torray LLC in 1992. Mr. Eby is also a member of the Board of Directors of Markel Corporation, a specialty insurance company and chairman of the board of directors of Realty Finance Corporation. Mr. Eby is also a past member of the Board of Trustees and past Chairman of the Boys and Girls Clubs of Greater Washington, DC and a past trustee of Suburban Hospital Healthcare System, a member of The Johns Hopkins Health System Corporation. Mr. Eby is a member of the Audit Committee.

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

        Michael J. Mahoney has been a director of the Company since August 2007. Mr. Mahoney has been a private investor since March 2007. From 2000 until March 2007, Mr. Mahoney was the president and chief executive officer of Commonwealth. Prior to that, from 1997 until 2000, Mr. Mahoney was president and chief operating officer of RCN. Mr. Mahoney also served as president and chief operating officer of C-TEC Corporation from 1993 until 1997. Mr. Mahoney is a member of the Board of Directors of FairPoint Communications, Inc. and the Board of Trustees of Wilkes University. Mr. Mahoney is a member of the Compensation Committee.

        Rahul N. Merchant has been a director of the Company since September 2009. Mr. Merchant has been a partner at Exigen Capital, a private equity firm based in New York City since 2008. From 2006 until 2008, Mr. Merchant was Executive Vice President, Chief Information Officer and Member of the Executive Committee at Fannie Mae. In this role, he led and transformed Technology and Operations groups. Prior to joining Fannie Mae, Mr. Merchant was Senior Vice President and Chief Technology Officer at Merrill Lynch & Co. In this role, Mr. Merchant managed the global technology organization from 2000 until 2006. Mr. Merchant has also held senior leadership positions at Cooper Neff and Associates, Lehman Brothers, Sanwa Financial Products and Dresdner Bank. Mr. Merchant serves as a member of the Board of Directors at Fair Isaac Corporation (FICO) and Netuitive, Inc. He also serves on the board of advisors to the American India Foundation. Mr. Merchant was previously a director of Sun Microsystems, Inc. Mr. Merchant is a member of the Audit Committee.

        Arun Netravali has been a director of the Company since April 2003. Since November 2004, Mr. Netravali has been the managing partner of OmniCapital Group LLC, a venture capital firm. Mr. Netravali was a private investor from April 2003 until November 2004. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent's Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies. Mr. Netravali is a director of LSI Corporation, a leading provider of innovative silicon, systems and software technologies. Mr. Netravali is a member of the Compensation Committee.

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been a private investor since February 2005. Mr. Reed is also a Director of Investors Real Estate Trust, a real estate investment trust. Mr. Reed is also Chairman of Boys Town, located in Boys Town, Nebraska. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen LLP. Mr. Reed was also previously a director of Bridges Investment Fund, Inc., a mutual fund and First National Nebraska, Inc. Mr. Reed is the Chairman of the Audit Committee and a member of the Nominating and Governance Committee.

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

        Anthony S. Fogel has been Chief Human Resources Officer since August 2010. Prior to that, Mr. Fogel was an independent consultant on human resources management issues from April 2010 until August 2010. Mr. Fogel was Executive Vice President of Human Resources and Administration at CareOne Management, LLC, a family owned senior health care facility operator from July 2009 until April 2010. Prior to joining CareOne, Mr. Fogel was Chief Human Resources Officer at Marathon Asset Management LLP from 2007 until July 2009. Mr. Fogel was Managing Director—Global Head of Human Resources for Investment Management at Lehman Brothers Holdings Inc. from 2005 until 2007. Prior to that, Mr. Fogel was Managing Director—European Head of Human Resources at Lehman Brothers from 2000 until 2005.

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

        At our 2011 Annual Meeting of Stockholders, the term of office of all of our directors will expire. At each annual meeting of stockholders, successors to the directors whose term expires at that annual meeting will be elected for a one-year term. Our officers are elected annually to serve until each successor is elected and qualified or until his or her death, resignation or removal.

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

SEC Filings

        We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

        Our Form 10-K and all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Section 16(a)—Beneficial Ownership Reporting Compliance

        To our knowledge, except as described below, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of our common stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934.

        With respect to one open market sale transaction to generate cash proceeds to pay withholding taxes due as a result of the lapsing of restrictions on transfer for previously issued restricted stock units, as a result of a clerical error, our Executive Vice President and Chief Financial Officer, Sunit Patel, did not timely file a Form 4 to report that transaction.

Employees

        As of December 31, 2010, we had approximately 5,500 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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

         Communications Business

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

  •
  we are not able to expand the available capacity on our network to meet our customers' demands in a timely manner;

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

        Our business depends on our ability to continue to develop effective business support systems. In certain cases, the development of these business support systems is required to realize anticipated benefits from any acquisitions. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Following the development of the business support systems, the data migration regarding network and circuit inventory must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

  •
  quoting, accepting and inputting customer orders for services;

  •
  provisioning, installing and delivering services;

  •
  providing customers with direct access to our information systems so that they can manage the services that they purchase from us, generally through web-based customer portals; and

  •
  billing for services.

        Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered as well as the integration of any acquired companies' business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions and meet our financial goals and objectives.

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

        We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace, address the changing communications needs of our existing customers and to compete for additional customers.

        In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.

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

         Our future growth depends upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments.

        Achieving the anticipated benefits of our business operations will depend in part upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments. If the use of the Internet for these purposes does not grow and expand at the rate that we anticipated or is restricted by such things as:

  •
  future regulation;

  •
  actions by ISPs or the owners of access networks that restrict us from delivering our customer's traffic to the users of those networks;

  •
  a lack of anticipated technology innovation and adoption; or

  •
  a lack of continued broadband penetration both in the United States and elsewhere;

we could experience material adverse effects on our financial condition, results of operations and future prospects.

         There is no guarantee that we will be successful in increasing sales of our content distribution service offering.

        As we believe that one of the largest sources of future incremental demand for our communications services will be derived from customers that are seeking to distribute their video, feature rich content or applications over the Internet, we offer a variety of content distribution network, or CDN, and related services. There are many difficulties that we may encounter in selling these services, including customer support system development issues, intellectual property matters, technological issues, increasing capacity on our network to meet our customers' demands in a timely manner, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

         Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

        If technology that is necessary for us to provide our services was determined by a court to infringe a patent held by another entity that is unwilling to grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay a significant monetary damages award to the patent holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease using the relevant technology and offering services incorporating the technology. In the event that a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome of the suit.

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

        A significant portion of our consolidated revenue is concentrated among a limited number of communications customers. For the year ended December 31, 2010, our top ten communications customers represented approximately 27% of our total consolidated revenue. If we lost one or more of our top five communications customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.

         During our communications business operating history we have generated substantial net operating losses, and we expect to continue to generate net operating losses.

        Our expenditures combined with non-cash compensation expense as well as depreciation and amortization expense could result in substantial net losses for the near future. For the fiscal years ended December 31, 2010 and December 31, 2009, we incurred net losses of approximately $622 million and $618 million, respectively. We expect to continue to experience net losses, and we may not be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt, or fund other business needs.

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

  •
  some of our customer agreements contain volume based pricing or other contractually agreed-upon decreases in prices during the term of the respective agreements; and

  •
  some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenues.

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

         The need to obtain additional capacity for our network from other providers increases our costs. In addition, the need to interconnect our network to networks that are controlled by others could increase our costs.

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

        In the normal course of business, we need to enter into interconnection agreements with many domestic and foreign local telephone companies as well as the owners of networks that our customers desire to access in order to deliver their services. We are not always able to secure these interconnection agreements on favorable terms. Costs of obtaining service from other communications carriers comprise a significant proportion of the operating expenses of long distance carriers. Similarly, a large proportion of the costs of providing international service consists of payments to other carriers. Changes in regulation, particularly the regulation of local and international telecommunication carriers and local access network owners, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services.

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

         ILECs may not provide us local access services at prices that allow us to effectively compete.

        We acquire a significant portion of our local access services, the connection between our owned network and the customer premises, from incumbent local exchange carriers or ILECs. The ILECs compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning timeframes, we may be at a competitive disadvantage to the ILECs.

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

         Our financial condition and growth depends upon the successful integration of acquired businesses. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

        Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate our businesses in an efficient and effective manner. We may acquire businesses in accordance with our business strategy. The integration of any acquired businesses involves a number of risks, including, but not limited to:

  •
  demands on management related to any significant increase in size after the acquisition;

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

        Successful integration of acquired businesses or operations depends on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.

        We cannot be certain that we will realize our anticipated benefits from our acquisitions, or that we will be able to efficiently and effectively integrate acquired operations as planned. If we fail to integrate the acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we would be likely to experience material adverse effects on our business, financial condition, results of operations and future prospects.

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

        Ownership of telecommunications facilities that originate or terminate traffic in certain countries is currently limited to nationals of those countries. This restriction hinders our entry into those markets.

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

        The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services or technologies, as well as the further development of existing services and technologies, may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment or obsolete technology. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. Failure to do so could have a material adverse effect on our business.

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

        In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 150 properties as of February 15, 2011. We are engaged in addressing or have liquidated environmental liabilities at 74 of those properties. Of these: (a) we have formal commitments or other potential future costs at 15 sites; (b) there are 10 sites with minimal future costs; (c) there are 14 sites with unknown future costs and (d) there are 35 sites with no likely future costs. The remaining properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

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

        Disruptions in the commercial credit markets could result in a tightening of credit markets. The effects of recent credit market disruptions were widespread, and it is impossible to predict whether the improvement in the global credit markets will continue. As a result of credit market turmoil, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.

         If we are unable to comply with the restrictions and covenants in our debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed.

        If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

         If we experience a change in control or certain other events, we may be unable to satisfy our obligations to repurchase our outstanding notes as required under our outstanding debt agreements.

        Upon the occurrence of certain events defined in the various debt agreements relating to our outstanding debt, we are required to make an offer to purchase all of our outstanding notes at a purchase price generally equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon (if any). In addition, to the extent that we are required to make an offer to purchase one of the outstanding issues of our notes, the debt agreements relating to our other issues of notes may require us to repurchase that other debt upon a change in control or termination of trading. We may not have sufficient funds to pay the purchase price for all the notes tendered by holders seeking to accept the offer to purchase.

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

        We had substantial deficiencies of earnings to cover fixed charges of approximately $713 million for the fiscal year ended December 31, 2010, approximately $617 million for the fiscal year ended December 31, 2009, approximately $264 million for the fiscal year ended December 31, 2008, approximately $1.1 billion for the fiscal year ended December 31, 2007, and approximately $742 million for the fiscal year ended December 31, 2006.

         We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2010, aggregate future maturities of our long-term debt, capital leases and our commercial mortgage approximated $6.641 billion (after taking into account the issuance of the Company's 11.875% Senior Notes due 2019 issued in January 2011, the retirement of the Company's 5 1/4% Convertible Senior Notes due 2011 and 9% Convertible Senior Discount Notes due 2013 as well as excluding debt discounts, premiums and fair value adjustments). Of this amount, $4 million is due to mature in 2011, approximately $299 million is due to mature in 2012 and approximately $405 million is due to mature in 2013, in each case excluding debt discounts, premiums and fair value adjustments.

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

        Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

  •
  the timing of costs associated with the operation of our business and integration activities with respect to any completed acquisitions;

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

        As of December 31, 2010, we had net operating loss carry forwards of approximately $5.9 billion for U.S. federal income tax purposes. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code of 1986, as amended (the "Code") and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carry forwards and certain current deductions against any taxable income we achieve in future periods.

        We have entered into transactions over the applicable three year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing net operating loss carry forwards and certain current deductions to reduce income taxes.

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

        Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We ended 2010 with approximately 6.9 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.6 million square feet of this space. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements.

        We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

        Properties relating to our coal mining segment are described under "ITEM 1. BUSINESS—Our Other Businesses" above. In connection with certain existing and historical operations, we are subject to environmental risks.

ITEM 3.    LEGAL PROCEEDINGS

        Level 3 Communications, Inc. and certain of its subsidiaries (the "companies") are parties to a number of purported class action lawsuits involving the companies' right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

        The companies negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have installed their fiber optic cable network. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

        In November, 2010, the companies negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have installed their fiber optic cable network. The companies are currently negotiating certain procedural issues with legal counsel representing the interests of the current and former landowners with respect to presentment of the settlement in applicable jurisdictions. The settlement affecting current and former landowners in the state of Idaho was presented to the United States

District Court for the District of Idaho and preliminary approval of the settlement was granted on January 28, 2011.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the companies have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The Plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on September 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the "Complaint"). A motion to dismiss the Complaint was filed by the Company and the other named defendants. While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff's motion to further amend the Complaint (the "Amended Compliant"). Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice. The court granted this motion to dismiss, with prejudice, and the plaintiff has filed a notice of appeal of that decision to the Tenth Circuit Court of Appeals.

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

ITEM 4.    [Removed and Reserved]

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol "LVLT." As of February 22, 2011, there were approximately 7,900 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported by the NASDAQ Global Select Market of The NASDAQ Stock Market LLC.

Year Ended December 31, 2010	High	Low
First Quarter	$1.77	$1.24
Second Quarter	1.77	1.07
Third Quarter	1.20	0.93
Fourth Quarter	1.21	0.83

Year Ended December 31, 2009	High	Low
First Quarter	$1.65	$0.60
Second Quarter	1.77	0.87
Third Quarter	1.72	1.11
Fourth Quarter	1.54	1.16

  Equity Compensation Plan Information.

        We have only one equity compensation plan—The Level 3 Communications, Inc. Stock Plan—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under The Level 3 Communications, Inc. Stock Plan as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	45,572,806	†	$1.47	†‡	93,510,608
Equity compensation plans not approved by stockholders	0		$0.00		0

†
Includes awards of outperform stock appreciate units ("OSOs"). For purposes of this table, these securities are considered to use a single share of our common stock from the total number of shares reserved for issuance under The Level 3 Communications, Inc. Stock Plan.

‡
At December 31, 2010, the only type of award outstanding under The Level 3 Communications, Inc. Stock Plan that included an "exercise price" was the OSOs. The weighted-average exercise price indicated is for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

        OSOs are currently designed to provide recipients of the awards with the incentive to maximize stockholder value and to reward recipient employees only when the price of our common stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is settled. OSOs have a three-year life and vest 100% on the third anniversary of the date of the award and will fully settle on that date. In other words, recipients of OSOs are not able to voluntarily exercise the OSOs as they will settle automatically with value on the third anniversary of the date of the award or expire without value on that date. This type of instrument is sometimes referred to as a "European style option."

        OSOs have an initial strike price that is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial strike price is referred to as the "Initial Price." On the settlement date, the Initial Price is adjusted—as of that date—by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement date. The Initial Price, however, cannot be adjusted below the closing price of our common stock on the day that the OSO was granted.

        The value of all OSOs will increase as the price of our common stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a "success multiplier."

        The mechanism for determining the value of an individual OSO award is described as follows. The Initial Price is adjusted over time (the "Adjusted Strike Price") until the settlement date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the settlement date. The value of the OSO increases for increasing levels of outperformance. OSOs have a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

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

        The graph compares the cumulative total return of our common stock for the five year period from 2006 through 2010 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The

graph assumes that the value of the investment was $100 on December 31, 2005, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/05	12/06	12/07	12/08	12/09	12/10
Level 3 Common Stock	$100.00	$195.12	$105.92	$24.39	$53.31	$34.15
S&P 500® Index	100.00	115.80	122.16	76.96	97.33	111.99
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1),(2)
	2010	2009	2008	2007	2006
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,651	$3,762	$4,301	$4,269	$3,378
Loss from continuing operations(3)	(622)	(618)	(318)	(1,146)	(812)
Income from discontinued operations(4)	—	—	—	—	46
Net loss	(622)	(618)	(318)	(1,146)	(766)
Per Common Share:
Loss from continuing operations(3)	(0.37)	(0.38)	(0.20)	(0.76)	(0.81)
Income from discontinued operations(4)	—	—	—	—	0.05
Net loss	(0.37)	(0.38)	(0.20)	(0.76)	(0.76)
Dividends(5)	—	—	—	—	—
Financial Position:
Total assets	8,355	9,062	9,634	10,249	9,987
Current portion of long-term debt(6)	180	705	186	32	5
Long-term debt, less current portion(6)	6,268	5,755	6,245	6,631	7,122
Stockholders' equity (deficit)(7)	(157)	491	1,021	1,266	602

(1)
The financial information for the periods of 2008 and prior have been adjusted for the retrospective application of Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which has been codified into the guidance relating to Debt with Conversion and Other Options.

(2)
The operating results of Software Spectrum, Inc. ("Software Spectrum"), which was sold in 2006, are included in discontinued operations for the period for which Level 3 owned Software Spectrum.

The Company purchased Progress Telecom, LLC ("Progress Telecom") on March 20, 2006; ICG Communications, Inc. ("ICG Communications") on May 31, 2006; TelCove, Inc. ("TelCove") on July 24, 2006 and Looking Glass Networks Holding Co., Inc. ("Looking Glass") on August 2, 2006. The Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations and financial position are included in the consolidated financial statements from the respective dates of their acquisition. During 2006, the Company recorded revenue attributable to Progress Telecom of $49 million, ICG Communications of $46 million, TelCove of $166 million and Looking Glass of $33 million.

The Company purchased Broadwing Corporation ("Broadwing") on January 3, 2007, the Content Delivery Network services business of SAVVIS, Inc. (the "CDN Business") on January 23, 2007 and Servecast Ltd. ("Servecast") on July 11, 2007. During 2007, the Company recorded revenue attributable to Broadwing of $946 million, the CDN Business of $17 million and Servecast of $3 million.

On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs. Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008 through the date of sale, $36 million in 2007 and $35 million in 2006. The Vyvx businesses were acquired by the Company at the end of 2005 in the acquisition of WilTel Communications Group, LLC ("WilTel").

(3)
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

In 2008, the Company recognized approximately $25 million of impairment and restructuring charges, $36 million of induced debt conversion expenses, net, attributable to the exchange of certain of the Company's convertible debt securities, a gain on the early extinguishment of debt of $125 million as a result of certain debt repurchases, and a $99 million gain on the sale of the Company's Vyvx advertising distribution business and the sale of certain of its smaller long distance voice customer relationships. The Company also revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations in the fourth quarter of 2008. As a result, the Company reduced its asset retirement obligations liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million.

In 2009, the Company recognized a gain of approximately $14 million as a result of debt repurchases and exchanges of certain of the Company's debt securities and $9 million of restructuring charges.

In 2010, the Company recognized a loss of approximately $59 million associated with the tender offer to repurchase the Company's 12.25% Senior Notes due 2013 and as a result of the redemption of its 10% Convertible Senior Notes due 2011. The Company also recognized a $91 million benefit primarily related to the release of foreign deferred tax valuation allowances.

(4)
In 2006, the Company sold Software Spectrum and recognized a gain on the sale of $33 million. The income from the operations of Software Spectrum was $13 million for 2006.

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

In 2010, the Company received net proceeds of $613 million from the issuance of its 10% Senior Notes due 2018 and net proceeds of $195 million from the issuance of its 6.5% Convertible Senior Notes due 2016. In connection with the issuance of its 10% Senior Notes due 2018, the Company repurchased $550 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer. In addition, during 2010, the Company redeemed all of the outstanding

  $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011, $3 million of its 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million of its 2.875% Convertible Senior Notes due 2010. Upon maturity, the Company repaid the remaining $111 million of its 6% Convertible Subordinated Notes due 2010 and the remaining $38 million of its 2.875% Convertible Senior Notes due 2010.

(7)
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

Communications Business

        The Company is a facilities based provider of a broad range of communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2010, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

        Communications revenue consists of:

  1)
  Core Network Services includes revenue from transport, infrastructure, data and local and enterprise voice services.

  2)
  Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

  3)
  Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC.

        These categories of Communications revenue are in different phases of the service life cycle requiring different levels of investment and focus and providing different contributions to the Company's Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its communications business.

Core Network Services

        The Company's transport services include metropolitan and intercity wavelengths, private line, Ethernet private line, professional services and transoceanic services. The Company's infrastructure services include dark fiber and colocation services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. Customer expenditures for these services may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be partially offset by declines in unit pricing.

        Data services primarily include the Company's high speed Internet protocol service, dedicated Internet access ("DIA") service, ATM and frame relay services, IP and Ethernet virtual private network ("VPN") services, content delivery network ("CDN") services, and Vyvx broadcast services. Level 3's Internet access service is a high quality and high-speed service offered in a variety of capacities. The Company's VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        Revenue growth from customers that are seeking to distribute their feature rich content or video over the Internet is dependent on the continued increase in demand from consumers, the pricing environment and the availability of capacity on the Company's network. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The market for data and IP is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2010 and expects that pricing for its high-speed IP services will continue to decline in 2011.

        The Company, through its Level 3 Vyvx Service business, provides video transport services over the Company's fiber-optic network and via satellite. It carries live broadcast content from the original source such as sporting events, special events or other live studio produced programming, to production studios, broadcast master control centers and other destinations within the broadcasters' delivery chain.

        For live events where the location is not known in advance, such as breaking news stories in remote locations, the Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. For these services, most of Level 3 Vyvx's customers contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

        In June 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Level 3 has retained ownership of Vyvx's core broadcast business, including the Vyvx Services Broadcast Business' content distribution capabilities.

        The financial results of the Vyvx advertising distribution business are included in the Company's consolidated results of operations through the date of sale.

        Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in 2008. The gain is presented in the consolidated statements of operations as "Gain on sale of business groups, net."

        The Company has developed content distribution services through the acquisition of the Content Delivery Network services business ("CDN Business") of SAVVIS in January 2007, and the acquisition of Dublin, Ireland based Servecast Ltd. in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents has helped the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property. Level 3 believes that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet.

        The Company's Core Network Services include local and enterprise voice services. Local voice services are primarily components that enable other service providers to deliver business or consumer-ready voice services to their end customers. Enterprise voice services are business-grade voice services that the Company sells directly to its business customers.

        Beginning in the first quarter of 2010, Level 3 modified its revenue disclosure based on the manner in which certain customers are classified within customer-facing groups. Level 3 has discussed its Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers. The 2009 and 2008 amounts have also been presented for comparability purposes.

  •
  Wholesale includes revenue from international and domestic carriers, cable companies, wireless companies, voice service providers and the vast majority of former content market group customers.

  •
  Large enterprise and federal includes Fortune® 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, Federal Government agencies and academic consortia, plus certain large former Content Markets Group customers.

  •
  Mid-market includes medium enterprises generally outside the Fortune® 300, regional service providers, certain academic institutions and some state and local governments.

  •
  European remains unchanged from the 2009 presentation. The European revenue includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, enterprises, and government and education sectors.

        Core Network Services revenue by customer group was as follows:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Wholesale	$1,375	$1,409	$1,589
Large Enterprise and Federal	566	507	517
Mid-Market	595	632	741
European	291	292	289

Total Core Network Services	$2,827	$2,840	$3,136

        The Company believes that the alignment of Core Network Services around customer groups allowed it to drive growth while enabling it to better focus on the needs of its customers. Each of these groups is supported by dedicated employees in sales. Each of these groups is also supported by non-dedicated, centralized service or product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources. The classification of customers within each customer group can change based upon sales team assignments, merger and acquisition activity by customers and other factors.

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

Other Communications Services

        The Company's Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services includes revenue from managed modem, its related reciprocal compensation services, and SBC Contract Services, which includes revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company expects ongoing declines in Other Communications services revenue similar to what has been experienced over the past several years.

        The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company's existing reciprocal compensation revenue is associated with agreements that are in evergreen status, meaning that the agreements remain in place and in effect until either terminated by mutual agreement or replaced by a successor agreement. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services, which are declining. The Company also receives reciprocal compensation from its voice services. In this case, reciprocal compensation is reported within Core Network Services revenue.

Communications Business Strategy and Objectives

        The Company's management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company's focus on delivering communications services and meeting its financial objectives. To the extent that certain lines of business, customer groups or service offerings are not considered to be compatible with the delivery of the Company's services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services.

        The Company is focusing its attention on the following operational and financial objectives:

  •
  growing Core Network Services revenue by increasing sales, reducing customer churn, and continuous improvement in operational efficiency;

  •
  focusing on the the delivery of a customer experience that is the best in the industry;

  •
  continuing to localize certain decision making and interaction with its mid-market enterprise customers, including leveraging its existing network assets;

  •
  enabling its sales channels through effective marketing and sales support;

  •
  effectively managing network costs and operating expenses;

  •
  continuing to show improvements in Adjusted EBITDA;

  •
  reducing its leverage ratio and refinancing its future debt maturities; and

  •
  managing Wholesale Voice Services revenue for margin contribution.

        The Company's management believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those already provided. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the Company's future success.

        Level 3 will continue to evaluate acquisition opportunities and could make additional acquisitions in the future.

        The successful integration of any acquired businesses into Level 3 is important to the success of Level 3. The Company must identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of any acquisitions. Successful integration of any acquired businesses will depend on the Company's ability to manage the operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate any businesses or operations it acquires, the Company may experience material negative consequences to its business, financial condition or results of operations.

        The Company has ongoing process and system development work that is being implemented as part of the continued efforts that have improved and are expected to further improve the full spectrum of the customer experience, including service activation, service management and customer billing as well as various operational efficiency improvements.

        The Company's ongoing operating results and financial condition could be affected by certain trends or uncertainties. For example, the continued worldwide economic downturn and prolonged uncertainty in the global financial markets have required the Company to continue to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Network Services and replace the decline in revenue and earnings from Other Communications Services. The Company has also experienced shortages of certain types of equipment from its suppliers that may affect its ability to provision capacity on its network. As a result, the Company increased its inventory of certain equipment components to compensate for certain vendor delivery issues, which supported increased customer installations during the second half of the year. In addition, the Company has experienced increased intervals for the installation of capacity from providers of connections or capacity from the Company's network to a customer location or other carrier, which are referred to as "off-net" connections. The Company's ongoing operating results and financial condition could also be negatively affected, if as a result of economic conditions the Company's customers defer or forego purchases of the Company's services or fail to make timely payments to the Company as a result of the customer's inability to obtain adequate access to credit.

        In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

        In January 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for the $295 million aggregate principal of the Company's outstanding 9% Convertible Senior Discount Notes due 2013, and a portion of the net proceeds from the first transaction was used to redeem the $196 million aggregate principal of the Company's outstanding 5.25% Convertible Senior Notes due 2011. The Company expects to recognize a loss of $20 million in the first quarter of 2011 as a result of the above mentioned exchange and redemption.

        In the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the "6.5% Convertible Senior Notes") and an additional $26 million aggregate principal amount in the fourth quarter, for a total of $201 million aggregate principal amount, for net proceeds of approximately $195 million. In addition, the Company repaid $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that had matured during the third quarter.

        In the second quarter of 2010, the Company redeemed all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 with available cash. The Company recognized a loss on extinguishment of approximately $4 million.

        In the first quarter of 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018, for net proceeds of $613 million, and repurchased $550 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer. The Company recognized a $55 million loss on the extinguishment of these notes.

        Also in the first quarter of 2010, the Company repaid $111 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 that had matured. In addition, in various transactions during the first quarter of 2010, the Company, or its subsidiaries, repurchased $3 million in aggregate principal amount of 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010. The Company recognized a loss on these repurchases of less than $1 million.

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

        While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements, as critical to its business operations and the understanding of its results of operations.

Revenue

        Revenue for communications services, including transport, infrastructure, data, voice and managed modem, is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheets until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2010, 2009 and 2008.

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

Cost of Revenue for Communications Services

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

        In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices, disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Non-Cash Compensation

        The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with fair value recognition provisions. Under the fair value recognition provisions, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the assumption for stock price volatility. The Company estimates the stock price volatility using a combination of historical and implied volatility, as Level 3 believes it is consistent with the approach most marketplace participants would consider by using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options for the Company's

Common Stock and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the options the Company is valuing. The Company issues outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilizes a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index. As a result of the Company's stock price at the end of 2010, the aggregate intrinsic value of outstanding outperform stock options was zero as of December 31, 2010.

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

        The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2010 and concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

Useful Lives of Long-Lived Assets

        The Company performs periodic internal reviews to evaluate the depreciable lives of its property, plant and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet the Company's financial objectives.

Valuation of Goodwill and Acquired Indefinite-Lived Intangible Assets

        The Company performs an annual impairment assessment of its goodwill at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14—Segment Information—to the Consolidated Financial Statements. Goodwill assigned to the Communications reportable segment totaled $1.4 billion at both December 31, 2009 and 2010. There was no goodwill assigned to the Coal Mining reportable segment at December 31, 2009 or 2010. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

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

        The Company concluded that using 20% as a control premium would be reasonable in its market approach valuation for purposes of performing its goodwill impairment test based on historical control premiums offered for comparable transactions in the communications industry, the availability of financing, and number of potential buyers. The calculated market value using the Company's quoted market price valuation is allocated to each of its two reporting units based on their relative percentage of Adjusted EBITDA, as this is a key external and internal valuation metric.

        The Company conducted its goodwill impairment analysis at the end of 2010 and 2009 and concluded that its goodwill was not impaired in either period.

        The Company also performs an assessment of its acquisition-related indefinite-lived intangible assets annually at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process compares the fair value of the indefinite-lived acquisition-related intangible assets to their respective carrying values. If the fair value of the indefinite-lived acquisition-related intangible assets exceeds their carrying values, then the indefinite-lived acquisition-related intangible assets are not impaired.

        The Company's fair value methodology primarily consists of a discounted cash flow analysis that includes estimates of revenue, costs, growth rates and an appropriate discount rate and market comparable estimates. These estimates are based on historical data, various internal estimates and management's expectations of future trends.

        The Company conducted its indefinite-lived acquisition-related intangible asset impairment analyses at the end of 2010 and 2009 and concluded that there was no impairment in either period.

        The Company performs periodic internal reviews to evaluate whether events and circumstances continue to support indefinite useful lives on its intangible assets. The Company considers input from its legal, business development and product personnel in its evaluation of all relevant factors supporting the useful lives of its intangible assets.

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

Derivative Financial Instruments

        The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company's primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows. The Company has floating rate long-term debt (see Note 11—Long-Term Debt—of the Consolidated Financial Statements). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company has designated its interest rate swap agreements as a cash flow hedge. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments to a counterparty over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) ("AOCI") and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges.

        The Company also has certain equity conversion rights associated with debt instruments, which are considered derivative instruments as of December 31, 2010 and 2009. Certain of these derivative instruments were classified as a liability at December 31, 2010 and 2009. The Company had liabilities associated with its embedded derivatives of less than $1 million at December 31, 2010 and $20 million at December 31, 2009. The Company has recognized the gains or losses from changes in fair value of any derivatives that are not designated as hedges in other income (expense) in the statements of operations. As a result of the changes in fair value related to these derivative instruments, the Company recognized a gain of $10 million in 2010, a gain of $14 million in 2009 and no gains or losses in 2008. The Company does not use any derivative financial instruments for speculative purposes.

        The Company is exposed to credit related losses in the event of non-performance by counterparties. The Company considers credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty's non-performance risk in its fair value measurements. The counterparties to any of the financial derivatives the Company enters into are major institutions with investment grade credit ratings. The Company evaluates counterparty credit risk before entering into any hedge transaction, and continues to closely monitor the financial market and the risk that it's counterparties will default on their obligations. This credit risk is generally limited to the unrealized gains, if any, in such contracts, should any of these counterparties fail to perform as contracted.

Asset Retirement Obligations

        The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term, restoration requirements for leased facilities and reclamation requirements in the coal mining business to remediate previously mined properties. The initial and subsequent measurement of the Company's asset retirement obligations require the Company to make significant estimates regarding the eventual costs and probability or likelihood that the Company will be required to remove certain of its network infrastructure, restore certain of its leased properties and remediate certain of its previously mined properties. In addition, the Company must estimate the periods over which these costs will be incurred and the present value of such costs using the Company's estimate of its credit-adjusted risk-free interest rate upon initial recognition.

        The Company periodically evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.

        The asset retirement obligations for certain leased facilities and coal mining locations were increased by an insignificant amount in 2010 and 2009 due to revised estimates of future obligations.

  Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued a new accounting standard that provides revenue recognition guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management's best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is generally expected to result in revenue recognition for more delivered elements than under the current rules. Level 3 is required to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2011. The Company elected to adopt this guidance prospectively for new or materially modified agreements as of January 1, 2010. The adoption of this guidance did not have a material effect on the Company's consolidated results of operations or financial condition.

        In June 2009, the FASB issued a new accounting standard that changes the consolidation rules as they relate to variable interest entities. The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The standard was effective for Level 3 effective January 1, 2010. The Company's adoption of this guidance did not have a material effect on the Company's consolidated results of operations or financial condition.

        In December 2010, the FASB issued new accounting guidance to address concerns about performing the goodwill impairment test when a reporting unit has zero or negative carrying values. The guidance requires the Company to automatically perform Step 2 of the impairment test for reporting units with a zero or negative carrying amount if there are qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, these adverse qualitative factors should also be considered between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adverse qualitative factors are part of existing accounting standards. The guidance is effective for Level 3 on January 1, 2011. The Company evaluated the adverse qualitative factors in anticipation of its January 1, 2011 adoption of the new accounting guidance and concluded that it was not required to perform Step 2 of the impairment test.

Results of Operations 2010 vs. 2009

	Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	Change %
Revenue:
Communications	$3,591	$3,695	(3)%
Coal Mining	60	67	(10)%

Total Revenue	3,651	3,762	(3)%
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	1,434	1,499	(4)%
Coal Mining	56	66	(15)%

Total Cost of Revenue	1,490	1,565	(5)%
Depreciation and Amortization	876	915	(4)%
Selling, General and Administrative	1,373	1,338	3%
Restructuring Charges	2	9	(78)%

Total Costs and Expenses	3,741	3,827	(2)%

Operating Loss	(90)	(65)	38%
Other Income (Expense):
Interest income	1	2	(50)%
Interest expense	(586)	(595)	(2)%
Gain (loss) on extinguishment of debt, net	(59)	14	NM
Other, net	21	27	(22)%

Total Other Expense	(623)	(552)	13%

Loss Before Income Taxes	(713)	(617)	16%
Income Tax Benefit (Expense)	91	(1)	NM

Net Loss	$(622)	$(618)	1%

NM—Not meaningful

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

        Communications revenue attributable to each of these services is as follows (in millions):

	Year Ended December 31,
	2010	2009
Core Network Services	$2,827	$2,840
Wholesale Voice Services	650	663
Other Communications Services	114	192

Total Communications Services Revenue	$3,591	$3,695

        Communications Revenue decreased 3% in 2010 compared to 2009. The decrease in 2010 compared to 2009 is primarily the result of Wholesale Voice Services and expected declines in Other Communications Revenue.

        The Company's Core Network Services revenue in 2010 compared to 2009 was essentially flat. Full year declines in the Company's data, local and enterprise voice services were driven by lower usage of Internet access and voice services which was primarily driven by macroeconomic conditions. Similar macroeconomic conditions driving declines in data service revenue and Vyvx broadcast services during the first half of 2010, strengthened to reflect growth during the second half of the year. In addition, full year increases in transport and infrastructure services driven by strong demand led sequential quarterly improvement that offset the annual declines in data, local and enterprise voice services.

        The decrease in Wholesale Voice Services revenue in 2010 compared to 2009 is primarily attributable to a decline in international voice termination services that experienced pricing pressure during the year. This decrease was offset by slight increases in domestic voice termination and toll free services. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

        Other Communications Revenue declined to $114 million in 2010 from $192 million in 2009. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

        Reciprocal compensation revenue from managed modem services also declined in 2010 compared to 2009 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new or amended agreements containing lower rates, reciprocal compensation revenue may experience further declines over time. In addition, if there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating internet service provider bound traffic, reciprocal compensation revenue may continue to decline.

        Also contributing to the decrease in Other Communications revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network and the satisfaction by SBC of its gross margin commitment under the SBC Master Services Agreement in the first half of 2008. During the second quarter of 2008, the gross margin commitment on the SBC Master Services Agreement was satisfied; however AT&T, Inc. ("AT&T"), which merged with SBC in 2005, continues to purchase services from Level 3 under the SBC Master Services Agreement as it continues to migrate the services provided under the agreement to its own network facilities. The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the December 2005 WilTel acquisition.

        Coal mining revenue decreased to $60 million in 2010 from $67 million in 2009 primarily due to a decrease in volume of tons mined attributable to the expiration of certain long term purchase contracts earlier in 2010, partially offset by the commencement of new contracts during the year.

        Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

        Cost of revenue for the communications business, as a percentage of communications revenue, decreased to 39.9% in the 2010 compared to 40.6% in 2009. The Company has benefited from higher margin on-net Core Network Services and an improving gross margin mix. The Company continues to decrease its lower margin voice and certain private line services, and to implement initiatives to reduce both fixed and variable network expenses.

        Coal mining cost of revenue decreased to $56 million in 2010 from $66 million in 2009. Coal mining cost of revenue approximated 93% of coal mining revenue in 2010 and 99% in 2009. The decrease in coal mining cost of revenue as a percentage of coal mining revenue in 2010 compared to 2009 is the result of the mix of lower tons mined resulting in higher costs per ton more than offset by higher revenues per ton under new contracts commencing in 2010.

        Depreciation and Amortization expense decreased 4% to $876 million in 2010 from $915 million in 2009. This decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

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

        Selling, general and administrative expenses increased 3% to $1.4 billion in 2010 compared to $1.3 billion in 2009. The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase investments in its sales and support and customer install activity headcount during 2010. Included in selling, general and administrative expenses was $67 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, restricted stock shares, shares issued for the Company's discretionary bonus, and shares issued for the Company's matching contribution for the 401(k) plan. This compares to $59 million of non-cash, stock-based compensation expenses recognized in 2009. The increase in non-cash, stock-based compensation expense is primarily due to higher headcount and shares issued for the Company's discretionary bonus in 2010 and lower non-cash compensation awards in 2009.

        Restructuring Charges decreased to $2 million in 2010 from $9 million in 2009 primarily as a result of the timing of the Company's workforce reduction activities. During 2009, the Company initiated a workforce reduction of approximately 260 employees, or 5% of the Company's total employee base. The Company did not initiate any significant new workforce reduction plans in 2010.

        The Company may experience further restructuring charges in 2011 as it continues to optimize its cost structure if revenue performance does not improve.

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

        Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense), because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

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

        Note 14—Segment Information—of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company's reportable operating segments.

        Adjusted EBITDA for the communications business was $849 million in 2010 compared to $910 million in 2009. The decrease in Adjusted EBITDA for the communications business is primarily attributable to the decline in the Company's revenue, partially offset by a decrease in cost of revenue, in addition to higher selling, general and administrative expenses in 2010.

        Interest Income decreased to $1 million in 2010 from $2 million in 2009. The decrease is primarily due to a decrease in the average returns on the Company's investment portfolio, as well as a decrease in the average invested balance during 2010.

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

        Interest Expense decreased 2% to $586 million in 2010 from $595 million in 2009. Interest expense decreased as a result of lower average interest rates in 2010 as compared to 2009 on the Company's variable rate debt.

        The Company expects annual interest expense in 2011 to approximate $615 million based on the Company's outstanding debt as of December 31, 2010 taking into consideration the current interest rates on the Company's variable rate debt, the January 2011 issuances of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019, of which approximately $300 million was in exchange for its 9% Convertible Senior Discount Notes, and the redemption of the 5.25% Convertible Senior Notes due 2011. See Note 11—Long-Term Debt—of the Notes to Consolidated Financial Statements for additional information on Level 3's financing activities.

        Gain (Loss) on Extinguishment of Debt, Net reflected a loss totaling $59 million in 2010 compared to a gain of $14 million in 2009. The loss during 2010 consisted of a $4 million charge recognized as a result of the redemption of the Company's 10% Convertible Senior Notes due 2011 and a $55 million charge recognized in connection with the tender offer and consent solicitation of the Company's 12.25% Senior Notes due 2013. The 2009 net gain on extinguishment of debt of $14 million was the result of certain debt repurchases prior to maturity. See Notes 11—Long-Term Debt—and 17—Subsequent Events—of the Notes to Consolidated Financial Statements for additional information regarding the Company's financing activities.

        The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt. The Company expects to recognize a loss of $20 million in the first quarter of 2011 as a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013.

        Other, net decreased to $21 million in 2010 compared to $27 million in 2009. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

        Income Tax Benefit (Expense) reflected a benefit of $91 million in 2010 compared to expense of $1 million in 2009. The income tax benefit of $91 million in 2010 primarily relates to a release of certain foreign deferred tax valuation allowances (see Note 13—Income Taxes—of the Notes to Consolidated Financial Statements). The income tax expense in 2009 primarily relates to state and foreign income taxes.

        The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax positions.

        The difference between the Company's effective tax rate and the U.S. statutory rate was primarily due to the fact that the Company continues to maintain a full valuation allowance against the majority of its net federal, state and certain foreign deferred tax assets.

Results of Operations 2009 vs. 2008

	Year Ended
(dollars in millions)	December 31, 2009	December 31, 2008	Change %
Revenue:
Communications	$3,695	$4,226	(13)%
Coal Mining	67	75	(11)%

Total Revenue	3,762	4,301	(13)%
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	1,499	1,740	(14)%
Coal Mining	66	69	(4)%

Total Cost of Revenue	1,565	1,809	(13)%
Depreciation and Amortization	915	931	(2)%
Selling, General and Administrative	1,338	1,505	(11)%
Restructuring and Impairment Charges	9	25	(64)%

Total Costs and Expenses	3,827	4,270	(10)%

Operating Income (Loss)	(65)	31	NM
Other Income (Expense):
Interest income	2	15	(87)%
Interest expense	(595)	(570)	4%
Gain (loss) on extinguishment of debt, net	14	89	(84)%
Gain on sale of business groups, net	—	99	NM
Other, net	27	24	13%

Total Other Expense	(552)	(343)	61%

Loss Before Income Taxes	(617)	(312)	98%
Income Tax Expense	(1)	(6)	(83)%

Net Loss	$(618)	$(318)	94%

NM—Not
meaningful

        Communications revenue consists of:

	Year Ended December 31,
(dollars in millions)	2009	2008
Core Network Services	$2,840	$3,136
Wholesale Voice Services	663	724
Other Communications Services	192	366

Total Communications Services Revenue	$3,695	$4,226

        Communications Revenue decreased 13% in 2009 compared to 2008. Contributing to this decline in Communications revenue was a decrease in Core Network Services and Wholesale Voice Services revenue, and is generally the result of macroeconomic conditions driving increased customer monthly recurring revenue churn, usage revenue declines, customers delaying the purchase of communications services, customers self-serving and optimizing their own networks for communications services and the lag effect of prior customer experience issues, particularly for mid-market enterprise customers.

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

        Cost of Revenue for the communications business, as a percentage of communications revenue, was 40.6% in 2009 compared to 41.2% in 2008. The decrease in communications cost of revenue as a percentage of communications revenue is the result of the Company deriving synergies from acquisitions which eliminate duplicate network costs. In addition, the continued reduction in SBC Contract Services revenue has improved communications cost of revenue as a percentage of communications revenue, as the gross margins for SBC Contract Services revenue are lower than the gross margins for Core Network Services revenue. Partially offsetting this downward trend in communications cost of revenue as a percentage of communications revenue have been increases in Wholesale Voice Services revenue as a percentage of total communications revenue and lower managed modem revenue.

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

        Adjusted EBITDA, for the communications business was $910 million in 2009 compared to $1.039 billion in 2008. The decrease in Adjusted EBITDA for the communications business is primarily attributable to a reduction in communications revenue partially offset by the benefits of continued operating expense reductions.

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

        Gain on Sale of Business Groups, Net totaled $99 million in 2008 compared to zero in 2009. On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and recognized a net gain on the sale of $96 million in the second quarter of 2008. In addition, in the fourth quarter of 2008, Level 3 completed the sale of certain of its smaller long distance voice customers and recognized a gain on the sale of approximately $3 million. See Note 2—Vyvx Advertising Distribution Business Disposition—of the Notes to Consolidated Financial Statements for additional information regarding the Company's disposition activities.

        Gain on Extinguishment of Debt, Net totaled $14 million in 2009 and $89 million in 2008. The 2009 net gain on extinguishment of debt of $14 million was the result of certain debt repurchases prior to maturity. The 2008 net gain on extinguishment of debt consisted of a gain of $125 million as a result of certain debt repurchases prior to maturity, partially offset by a $36 million loss attributable to induced debt conversion expenses related to the exchange of certain of the Company's convertible debt securities. See Notes 11—Long-Term Debt—and 17—Subsequent Events—of the Notes to Consolidated Financial Statements for additional information regarding the Company's financing activities.

        Other, net was $27 million in 2009 compared to $24 million in 2008. Other, net is primarily comprised of gains and losses from the changes in the fair value of certain derivative investments, realized foreign currency gains and losses, gains and losses on the sale of non-operating assets and other income.

        Income Tax Expense was $1 million in 2009 compared to $6 million in 2008. The income tax expense in all periods presented primarily relates to state and foreign income taxes.

Financial Condition—December 31, 2010

        Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2010 and 2009, respectively are summarized as follows:

	Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	Change
Net Cash Provided by Operating Activities	$339	$357	$(18)
Net Cash Used in Investing Activities	(429)	(307)	(122)
Net Cash Provided by (Used In) Financing Activities	(122)	16	(138)
Effect of Exchange Rates on Cash and Cash Equivalents	(8)	2	(10)

Net Change in Cash and Cash Equivalents	$(220)	$68	$(288)

Operating Activities

        Cash provided by operating activities decreased by $18 million in 2010 compared to 2009. The decrease in cash provided by operating activities was primarily due to reduced operating income in 2010.

Investing Activities

        Cash used in investing activities increased by $122 million in 2010 compared to the same period of 2009 primarily as a result of additional capital expenditures, which totaled $436 million in 2010 and $313 million in 2009. The increase in expenditures in 2010 was directed at supporting customer installations, extending the Company's reach with success-based builds, network upgrades across several layers, and increased network equipment to compensate for delivery issues during the middle of 2010.

Financing Activities

        Cash used in financing activities increased $138 million in 2010 compared to 2009 as a result of increased debt payments and repurchases, net of new issuances.

Liquidity and Capital Resources

        The Company incurred a net loss of $622 million in 2010 and $618 million in 2009. The Company used $436 million for capital expenditures and used $122 million for financing activities in 2010. This compares to $313 million of cash used for capital expenditures and $16 million of cash flows provided from financing activities in 2009.

        Cash interest payments are expected to increase slightly to approximately $555 million in 2011 from the $523 million made in 2010 based on forecasted interest rates on the Company's variable rate debt outstanding, and the January 2011 issuance of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019, of which approximately $300 million was exchanged for its 9% Convertible Senior Discount Notes, and the redemption of its 5.25% Convertible Senior Notes in February 2011. Capital expenditures for 2011 are expected to be slightly higher than the $436 million in 2010 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of December 31, 2010 and including the effect of transactions completed in January and February 2011, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations, and excluding premium and discounts on debt issuance and fair value adjustments, of $4 million that mature in 2011, $299 million that mature in 2012 and $405 million that mature in 2013.

        In January 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for all of the Company's outstanding 9% Convertible Senior Discount Notes due 2013, and a portion of the net proceeds from the first transaction were used to redeem the Company's outstanding 5.25% Convertible Senior Notes due 2011.

        In the second half of 2010, the Company issued $201 million total aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 for net proceeds of approximately $195 million. In addition, the Company repaid $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that had matured during the third quarter.

        In early 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering. In conjunction with a concurrent tender offer and consent solicitation, the proceeds from this issuance were used to repurchase $547 million aggregate principal amount of its 12.25% Senior Notes due 2013. The Company also repaid $111 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 that matured on March 15, 2010, repurchased the remaining $3 million aggregate principal amount of the 12.25% Senior Notes due 2013 and repurchased an additional $8 million in debt in various transactions throughout the first quarter of 2010.

        Level 3 had $616 million of cash and cash equivalents on hand at December 31, 2010. In addition, $122 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

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

Contractual Obligations

        The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2010, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion(1)	6,527	200	999	3,770	1,558
Interest Obligations(2)	2,322	531	995	522	274
Asset Retirement Obligations	179	8	21	34	116
Operating Leases	966	161	266	207	332
Right of Way Agreements	992	119	150	135	588
Purchase Obligations	293	293	—	—	—
Other Commercial Commitments
Letters of Credit	22	1	1	1	19

(1)
Pro forma for the issuance of $605 million aggregate principal amount of the Company's 11.875% Senior Notes due 2019, the exchange of $295 million aggregate principal amount of the Company's 9% Convertible Senior Discount Notes due 2013 and the redemption of $196 million aggregate principal amount of the Company's 5.25% Convertible Senior Notes due 2011in January and February 2011 (together the "January and February 2011 Transactions"). The Company's contractual obligations for long-term debt, including current portion would total $6.641 billion comprised of $4 million due in less than one year, $704 million due in two to three years, $3.770 billion due in four to five years and $2.163 billion due after 5 years.

(2)
Pro forma for the January and February 2011 Transactions, the Company's Interest Obligations would total $2.843 billion comprised of $566 million due in less than one year, $1.085 billion due in two to three years, $666 million due in four to five years and $526 million due after 5 years.

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

        The Company is unable to reliably estimate the future cash flows of the derivatives included in Other Non-Current Liabilities presented in Note 9—Fair Value of Financial Instruments—of the Notes to Consolidated Financial Statements. Therefore, such amounts are excluded from this table.

        Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 13—Income Taxes—of the Notes to Consolidated Financial Statements for additional information regarding the Company's uncertain tax positions.

        Long-term debt obligations exclude issue discounts and premiums and fair value adjustments.

        Interest obligations assume interest rates on variable rate debt do not change from December 31, 2010. In addition, interest is calculated based on debt outstanding as of December 31, 2010, and on existing maturity dates.

        Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for unknown increases in future periods in the amounts included above.

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 15 years from January 1, 2011, which approximates the estimated economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2011, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

        Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2010.

        The table above does not include other long-term liabilities, such as liabilities recorded for legal matters and income taxes that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2010, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under these debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2010, was approximately 4.1%.

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

        The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.7% at December 31, 2010. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.7%) would increase the Company's annual interest expense by approximately $10 million. At December 31, 2010, the Company had $4.5 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.8%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the assessment of the Company's internal control over financial reporting as of December 31, 2010. This report appears on page F-3.

ITEM 9B.    OTHER INFORMATION

        None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption "Directors and Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, please see "Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES" above.

        The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
3.1.2
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Financing, Inc.'s, Level 3 Communications, Inc.'s and Level 3 Communications, LLC's Registration Statement on Form S-4 (SEC File No. 333-167110) filed with the Securities and Exchange Commission on May 26, 2010).
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
4.2
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
4.3
Indenture, dated as of October 30, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York, as Trustee, relating to the 9.25% Senior Notes due 2014 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 30, 2006).
4.4
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

4.5	Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 8.75% Senior Notes due 2017 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2007).
4.6
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
4.7
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
4.8
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
4.9
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
4.10
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
4.11
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

4.12	Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2015 (Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated May 31, 2007).
4.13
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
4.14
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
4.15
First Supplemental Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Level 3 Communications, Inc.'s 15% Convertible Senior Notes due 2013 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
4.16
Indenture, dated as of June 26, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to 7% Convertible Senior Notes Due 2015 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 2, 2009).
4.17
Second Supplemental Indenture, dated as of October 15, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to 7% Convertible Senior Notes Due 2015, Series B (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 15, 2009).
4.18
Indenture, dated as of January 20, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes due 2018 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2010)
4.19
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 19, 2010)
4.20
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 19, 2010)
4.21
Third Supplemental Indenture, dated as of September 20, 2010, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to the 6.5% Convertible Senior Notes Due 2016 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 20, 2010).
4.22
Indenture, dated as of January 19, 2011, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 11.875% Senior Notes due 2019 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2011).

4.23	Registration Agreement, dated January 19, 2010, among Level 3 Communications, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. (as representatives of the initial purchasers of the 11.875% Senior Notes due 2019) (Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2011).
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
10.5	Level 3 Communications, Inc. Stock Plan (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.6	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.7	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.8	Form of Master Deferred Issuance Stock Agreement for Non-Employee Directors (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.9
Stock Purchase Agreement, dated July 20, 2006, among Level 3 Communications, Inc., Technology Spectrum, Inc. and Insight Enterprises, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 26, 2006).
10.10
Exchange Agreement, dated as of January 11, 2007, among Level 3 Communications, Inc., Southeastern Asset Management, Inc., on behalf of its investment advisory clients, and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 17, 2007).
10.11
Credit Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.12
Guarantee Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.13
Collateral Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.14	Indemnity, Subrogation and Contribution Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.15
Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC, the Subsidiaries (Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.16
Supplement No. 1 to Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 Financing, Inc., the Subsidiaries (Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.17
Amended and Restated Loan Proceeds Note Guarantee Agreement, dated March 13, 2007, among Broadwing Financial Services, Inc., and Level 3 Financing, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated March 16, 2007).
10.18
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).
10.19
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).
10.20
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).
10.21
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
10.22
Amended and Restated Loan Proceeds Note Collateral Agreement, dated as of March 13, 2007, as amended and restated as of April 16, 2009, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 17, 2009).
10.23
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
10.24
Amended and Restated Loan Proceeds Note, dated as of May 15, 2009, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 15, 2009).

10.25	Securities Purchase Agreement, dated as of October 1, 2009, among Level 3 Communications, Inc., and Steelhead Navigator Master, L.P. Fairfax Financial Holdings Limited, Zazove Associates, LLC, Loomis, Sayles & Company, L.P., Fidelity Financial Trust: Fidelity Convertible Securities and Fidelity Magellan Fund: Fidelity Magellan Fund (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 2, 2009).
10.26
Standstill Agreement, dated as of October 26, 2009, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc., on behalf certain institutional clients (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 26, 2009).
10.27
Retirement Agreement and General Release, dated February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.28	Consulting Agreement, dated as of February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.29	Form of Master OSO Master Award Agreement for consultants (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.30	Form of Master Deferred Issuance Stock Agreement for consultants (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
12	Statements re computation of ratios.
21	List of subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) (v) Consolidated Statements of Comprehensive Loss (vi) Supplementary Stockholders' Equity Information and (vii) Notes to Consolidated Financial Statements†.

†
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

        We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

        We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on Level 3 Communications Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado February 25, 2011

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2010

	2010	2009	2008
	(dollars in millions, except per share data)
Revenue:
Communications	$3,591	$3,695	$4,226
Coal Mining	60	67	75

Total Revenue	3,651	3,762	4,301
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue:
Communications	1,434	1,499	1,740
Coal Mining	56	66	69

Total Cost of Revenue	1,490	1,565	1,809
Depreciation and Amortization	876	915	931
Selling, General and Administrative	1,373	1,338	1,505
Restructuring Charges	2	9	25

Total Costs and Expenses	3,741	3,827	4,270

Operating Income (Loss)	(90)	(65)	31
Other Income (Expense):
Interest income	1	2	15
Interest expense	(586)	(595)	(570)
Gain on sale of business groups, net	—	—	99
Gain (loss) on extinguishments of debt, net	(59)	14	89
Other, net	21	27	24

Total Other Expense	(623)	(552)	(343)

Loss Before Income Taxes	(713)	(617)	(312)
Income Tax (Expense) Benefit	91	(1)	(6)

Net Loss	$(622)	$(618)	$(318)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands)	1,660,196	1,633,049	1,564,996
Loss Per Share (Basic and Diluted)	$(0.37)	$(0.38)	$(0.20)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$616	$836
Restricted cash and securities	2	3
Receivables, less allowances for doubtful accounts of $17 and $18, respectively	264	323
Other	90	97

Total Current Assets	972	1,259
Property, Plant and Equipment, net	5,302	5,687
Restricted Cash and Securities	120	122
Goodwill	1,427	1,429
Other Intangibles, net	371	467
Other Assets, net	163	98

Total Assets	$8,355	$9,062

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$329	$364
Current portion of long-term debt	180	705
Accrued payroll and employee benefits	84	51
Accrued interest	146	140
Current portion of deferred revenue	151	162
Other	66	97

Total Current Liabilities	956	1,519
Long-Term Debt, less current portion	6,268	5,755
Deferred Revenue, less current portion	736	740
Other Liabilities	552	557

Total Liabilities	8,512	8,571
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,900,000,000 shares: 1,670,478,384 issued and outstanding in 2010 and 1,644,116,265 issued and outstanding in 2009	17	16
Additional paid-in capital	11,603	11,537
Accumulated other comprehensive loss	(98)	(5)
Accumulated deficit	(11,679)	(11,057)

Total Stockholders' Equity (Deficit)	(157)	491

Total Liabilities and Stockholders' Equity (Deficit)	$8,355	$9,062

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years ended December 31, 2010

	2010	2009	2008
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(622)	$(618)	$(318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	876	915	931
Deferred income taxes	(93)	2	(3)
Loss (gain) on debt extinguishments, net	59	(14)	(89)
Accretion of debt discount and amortization of debt issuance costs	57	56	52
Change in fair value of embedded derivative	(10)	(14)	—
Non-cash compensation expense attributable to stock awards	67	59	78
Accrued interest on long-term debt	6	22	(13)
Asset retirement obligation adjustment	—	—	(86)
Loss on impairments	—	—	8
Loss (gain) on sale of property, plant and equipment and other assets	4	—	(3)
Gain on sale of business groups, net	—	—	(99)
Other, net	(7)	(18)	2
Change in working capital items:
Receivables	57	70	5
Other current assets	1	(1)	2
Payables	(33)	(19)	(26)
Deferred revenue	7	10	(34)
Other current liabilities	(30)	(93)	6

Net Cash Provided by Operating Activities	339	357	413
Cash Flows from Investing Activities:
Capital expenditures	(436)	(313)	(449)
Decrease (increase) in restricted cash and securities, net	3	5	(5)
Proceeds from sale of property, plant and equipment and other assets	4	1	3
Proceeds from sale of business groups, net	—	—	124
Proceeds from sales and maturities of marketable securities	—	—	4
Other	—	—	2

Net Cash Used in Investing Activities	(429)	(307)	(321)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	808	543	400
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(930)	(527)	(436)
Other	—	—	2

Net Cash Provided by (Used in) Financing Activities	(122)	16	(34)
Effect of Exchange Rates on Cash and Cash Equivalents	(8)	2	(4)

Net Change in Cash and Cash Equivalents	(220)	68	54
Cash and Cash Equivalents at Beginning of Year	836	768	714

Cash and Cash Equivalents at End of Year	$616	$836	$768

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$523	$517	$531
Income taxes paid, net of refunds	(1)	5	4
Noncash Investing and Financing Activities:
Long-term debt issued in exchange transaction	$—	$196	$—
Long-term debt retired in exchange transaction	—	204	—
Long-term debt converted to equity	—	—	128

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For each of the three years ended December 31, 2010

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	$				Total
	(dollars in millions)
Balances at January 1, 2008	1,537,862,685	$15	$11,268	$104	$(10,121)	$1,266
Common Stock:
Common stock issued under employee stock and benefit plans and other	32,131,248	—	21	—	—	21
Debt conversion to equity	47,621,325	1	127	—	—	128
Stock-based Compensation Expense	—	—	79	—	—	79
Net Loss	—	—	—	—	(318)	(318)
Other Comprehensive Loss	—	—	—	(155)	—	(155)

Balances at December 31, 2008	1,617,615,258	16	11,495	(51)	(10,439)	1,021
Common Stock:
Common stock issued under employee stock and benefit plans and other	27,108,607	—	15	—	—	15
Stock-based Compensation Expense	—	—	30	—	—	30
Other	(607,600)	—	(3)	—	—	(3)
Net Loss	—	—	—	—	(618)	(618)
Other Comprehensive Income	—	—	—	46	—	46

Balances at December 31, 2009	1,644,116,265	16	11,537	(5)	(11,057)	491
Common Stock:
Common stock issued under employee stock and benefit plans and other	26,362,119	1	21	—	—	22
Stock-based Compensation Expense	—	—	29	—	—	29
Reclassification of Derivative Liability	—	—	16	—	—	16
Net Loss	—	—	—	—	(622)	(622)
Other Comprehensive Loss	—	—	—	(93)	—	(93)

Balances at December 31, 2010	1,670,478,384	$17	$11,603	$(98)	$(11,679)	$(157)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For each of the three years ended December 31, 2010

	2010	2009	2008
	(dollars in millions)
Net Loss	$(622)	$(618)	$(318)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign currency translation	(78)	36	(63)
Unrealized holding gain (loss) on interest rate swaps	(16)	5	(60)
Unrealized holding gain (loss) on available-for-sale investment	—	—	(7)
Other, net	1	5	(25)

Other Comprehensive Income (Loss), Before Income Taxes	(93)	46	(155)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss), Net of Income Taxes	(93)	46	(155)

Comprehensive Loss	$(715)	$(572)	$(473)

See accompanying notes to consolidated financial statements.

SUPPLEMENTARY STOCKHOLDERS' EQUITY INFORMATION

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For each of the three years ended December 31, 2010

	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swaps	Other	Total
	(dollars in millions)
Balance at January 1, 2008	$160	$(30)	$(26)	$104
Change	(63)	(67)	(25)	(155)

Balance at December 31, 2008	97	(97)	(51)	(51)
Change	36	5	5	46

Balance at December 31, 2009	133	(92)	(46)	(5)
Change	(78)	(16)	1	(93)

Balance at December 31, 2010	$55	$(108)	$(45)	$(98)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

Description of Business

        Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created its communications network generally by constructing its own assets, but also through a combination of purchasing and leasing other companies and facilities. The Company's network is an advanced, international, facilities based communications network. The Company designed its network to provide communications services, which employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

        The Company is also engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries in which it has a controlling interest, which are enterprises engaged in the communications and coal mining businesses. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

        As part of its consolidation policy, the Company considers its controlled subsidiaries, investments in the business in which the Company is not the primary beneficiary or does not have effective control but has the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give the Company rights to economic risks or rewards of a legal entity. The Company does not have variable interests in a variable interest entity where it is required to consolidate the entity as the primary beneficiary or where it has concluded it is not the primary beneficiary.

        On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. Level 3 has retained ownership of Vyvx's core broadcast business, including the Vyvx Services Broadcast Business' content distribution capabilities. The financial results of the Vyvx advertising distribution business are included in the Company's consolidated results of operations through the date of sale. See Note 2—Vyvx Advertising Distribution Business Disposition—for more details regarding the disposition of the Vyvx advertising distribution business. The disposal of the Vyvx advertising distribution business did not qualify for presentation as discontinued operations since the business was not considered a separately identifiable asset group.

Foreign Currency Translation

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit) and in the consolidated statements of

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

comprehensive loss. A significant portion of the Company's foreign subsidiaries have either the British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar during 2010, 2009 and 2008. As a result, the Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive loss in stockholders' equity (deficit) and in the consolidated statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers its investments in its foreign subsidiaries to be long-term in nature.

Reclassifications

        Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management's judgments include revenue recognition, revenue reserves, cost of revenue for communications services, the determination of the useful lives of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets, derivative financial instruments, the valuation of asset retirement obligations, the allowance for doubtful accounts, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and valuation of other assets and liabilities measured at fair value. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Revenue and Cost of Revenue for Communications Services

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

        Reciprocal compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2010, 2009 and 2008.

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

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses. Prior to the sale of the Vyvx advertising distribution business, the Company included package delivery costs and blank tape media costs associated with this business in communications cost of revenue.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

USF and Gross Receipts Taxes

        The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $77 million, $62 million and $65 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $8 million, $7 million and $8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

        The Company recognizes the estimated fair value of stock based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2010 and 2009 discretionary bonus in stock awards that were vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for its domestic and foreign operations, for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Cash and Cash Equivalents

        The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the United States and Europe and commercial paper depending on liquidity requirements. As of December 31, 2010 and 2009, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Restricted Cash and Securities

        Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit, long-term debt and certain performance and operating obligations of the Company, as well as cash and investments restricted to fund certain reclamation liabilities of the Company. Restricted cash and securities are recorded in other assets (current or non-current) in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. The cost and fair value of restricted cash and securities totaled $122 million at December 31, 2010 and $125 million at December 31, 2009.

Derivative Financial Instruments

        All derivative instruments, including derivatives embedded in other financial instruments, are measured at fair value and recognized as either assets or liabilities on the Company's consolidated balance sheets. The Company's derivative instruments are valued primarily using models based on readily observable market parameters for all substantial terms of the Company's derivative contracts and thus are classified as Level 2. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

        For derivative instruments designated as cash flow hedges, the effective portion of the derivative's gain (loss) is initially reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI") and is subsequently recognized in earnings in the period the hedged transaction affects earnings. Gains (losses) resulting from hedge ineffectiveness and those resulting from changes in fair values on derivatives not designated as hedging instruments are recognized in other income (expense) in the consolidated statements of operations. See Note 10—Derivative Financial Instruments—for additional information.

Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances and an analysis of its historical experience of bad debt write-offs. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 60 days and over a specified amount are reviewed individually for collectibility. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. All of the Company's allowance for doubtful accounts relates to its communications business. The Company recognized bad debt expense, net of recoveries, of approximately $16 million in 2010, $14 million in 2009 and $9 million in 2008.

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

        The Company capitalizes costs directly associated with expansions and improvements of the Company's communications network, customer installations, including employee-related costs, and generally capitalizes costs associated with network construction and provisioning of services. The Company amortizes such costs over an estimated useful life of three to seven years.

        In addition, the Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll-related expenses for employees directly associated with business support systems projects are capitalized. Upon the completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

        Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $68 million, $57 million and $83 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Goodwill and Acquired Indefinite-Lived Intangible Assets

        Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the end of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 14—Segment Information. The Company considers the use of multiple valuation techniques in accordance with GAAP Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and has consistently applied a market approach as part of its impairment assessment process. Under the market approach, the Company estimates the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, adds an estimated control premium, and then assigns that fair market value to the reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step is performed and the implied fair value of the reporting unit's goodwill is determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

        GAAP also requires that the fair value of acquired indefinite-lived intangible assets be estimated and compared to their carrying value each year. The Company estimates the fair value of these intangible assets primarily utilizing an income approach. The Company recognizes an impairment loss when the estimated fair value of the acquired indefinite-lived intangible assets is less than the carrying value.

        The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analyses at the end of 2010 and 2009 and concluded that its goodwill and acquired indefinite-lived intangible assets were not impaired in any of those periods. As a result of the sale of the Vyvx advertising distribution business in the second quarter of 2008, the Company also performed an interim impairment analysis of its indefinite-lived Vyvx trade name and concluded that there was no impairment as of June 30, 2008.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

        The Company conducted a long-lived asset impairment analysis in 2010, 2009 and 2008 and concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

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

        The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies in the United States and Europe. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Level 3's customer base and their dispersion across many different industries and geographical regions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers, although letters of credit and deposits are required in certain limited circumstances. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material adverse effect on the Company's results of operations. Fair values of accounts receivable approximate cost due to the short period of time to collection.

        A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 27%, 28% and 32% of Level 3's communications revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Organization and Summary of Significant Accounting Policies (Continued)

Correction of an Immaterial Error in Prior Period Consolidated Financial Statements

        During the fourth quarter of 2010 in connection with the preparation of the 2009 financial statements for the Company's European subsidiaries, Level 3 identified an error in the Company's previously issued consolidated financial statements related to the recognition of foreign deferred taxes. To correct this error, the Company recorded an adjustment in the fourth quarter of 2010 to recognize approximately $41 million of additional foreign jurisdiction deferred tax assets that had been subject to a full valuation allowance (consisting principally of those related to net operating loss carryforwards and fixed assets), approximately $27 million of related currency translation adjustments, and a corresponding net deferred tax benefit of approximately $68 million principally resulting from the release of valuation allowances for certain of its foreign subsidiaries that had become profitable in prior periods. This error did not materially affect the Company's previously reported results of operations or financial condition, or the current period results of operations or financial condition. The adjustments had no effect on income taxes paid, and did not materially affect the Company's consolidated net deferred tax assets before valuation allowance. See Note 13—Income Taxes.

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

        In June 2009, the FASB issued a new accounting standard that changes the consolidation rules as they relate to variable interest entities. The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The standard is effective for Level 3 effective January 1, 2010. The Company's adoption of this guidance did not have a material effect on the Company's consolidated results of operations or financial condition.

        In December 2010, the FASB issued new accounting guidance to address concerns about performing the goodwill impairment test when a reporting unit has zero or negative carrying values. The guidance requires the Company to automatically perform Step 2 of the impairment test for reporting units with a zero or negative carrying amount if there are qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, these adverse qualitative factors should also be considered between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adverse qualitative factors are part of existing accounting standards. The guidance is effective for Level 3 on January 1, 2011. The Company evaluated the adverse qualitative factors in anticipation of its January 1, 2011 adoption of the new accounting guidance and concluded that it was not required to perform Step 2 of the impairment test.

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

        Operating results and cash flows from the Vyvx advertising distribution business are presented in continuing operations through the date of sale. The disposal of the Vyvx advertising distribution business did not meet the criteria for presentation as discontinued operations since the business was not considered a separately identifiable asset group.

        Level 3 recognized a gain on the sale of the Vyvx advertising distribution business of $96 million in 2008. The gain is presented in the consolidated statements of operations as "Gain on Sale of Business Groups."

        Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008. The financial results, assets and liabilities of the Vyvx advertising distribution business are included in the Communications operating segment through the date of sale.

(3) Loss Per Share

        The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2010, 2009 or 2008 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

        The effect of approximately 782 million, 673 million and 489 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2010, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 47 million, 43 million and 57 million stock options, outperform stock options, restricted stock units, restricted stock shares and warrants outstanding at December 31, 2010, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Property, Plant and Equipment

        The components of the Company's property, plant and equipment as of December 31, 2010 and 2009 are as follows (in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2010
Land	$160	$—	$160
Land Improvements	82	(48)	34
Facility and Leasehold Improvements:
Communications	1,898	(887)	1,011
Coal Mining	166	(159)	7
Network Infrastructure	5,630	(2,544)	3,086
Operating Equipment:
Communications	4,322	(3,381)	941
Coal Mining	73	(67)	6
Furniture, Fixtures and Office Equipment	145	(133)	12
Other	22	(22)	—
Construction-in-Progress	45	—	45

	$12,543	$(7,241)	$5,302

December 31, 2009
Land	$162	$—	$162
Land Improvements	80	(44)	36
Facility and Leasehold Improvements:
Communications	1,906	(802)	1,104
Coal Mining	159	(156)	3
Network Infrastructure	5,632	(2,269)	3,363
Operating Equipment:
Communications	4,009	(3,041)	968
Coal Mining	74	(66)	8
Furniture, Fixtures and Office Equipment	146	(129)	17
Other	23	(22)	1
Construction-in-Progress	25	—	25

	$12,216	$(6,529)	$5,687

        Land primarily represents owned assets of the communications business, including land improvements. Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress.

        Depreciation expense was $781 million in 2010, $823 million in 2009 and $832 million in 2008.

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

        The asset retirement obligations for certain leased facilities and coal mining locations were increased by an insignificant amount in 2010 and 2009 due to revised estimates of future obligations.

        Approximately $71 million of restricted cash and securities were contractually restricted to settle the Company's coal mining reclamation liabilities at December 31, 2010 and 2009, and are recorded in non-current, restricted cash and securities on the consolidated balance sheets.

        The following table provides asset retirement obligation activity for the years ended December 31, 2010 and 2009 (in millions):

	December 31,
	2010	2009
Asset retirement obligation at January 1	$167	$151
Accretion expense	12	16
Liabilities settled	(13)	(6)
Revision in estimated cash flows	13	6

Asset retirement obligation at December 31	$179	$167

(6) Goodwill

        The changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total
Balance as of January 1, 2009	$1,432	$—	$1,432
Goodwill adjustments	(3)	—	(3)
Accumulated impairment losses	—	—	—

Balance as of December 31, 2009	1,429	—	1,429
Accumulated impairment losses	—	—	—
Effect of foreign currency rate change	(2)	—	(2)

Balance as of December 31, 2010	$1,427	$—	$1,427

        The Company conducted its annual goodwill impairment analysis at December 31, 2010 and 2009. As a result of the Company's annual assessment, Level 3 concluded that its goodwill was not impaired in 2010 and 2009.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquired Intangible Assets

        Identifiable acquisition-related intangible assets as of December 31, 2010 and December 31, 2009 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(488)	$255
Patents and Developed Technology	140	(76)	64

	883	(564)	319
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$935	$(564)	$371

December 31, 2009
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(407)	$336
Patents and Developed Technology	141	(62)	79

	884	(469)	415
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20

	$936	$(469)	$467

        During the third quarter of 2010, the Company determined that the useful life of certain customer relationships and developed technology should be reduced based on adverse economic conditions affecting customer attrition associated with these assets, which prospectively increased amortization expense by approximately $2 million during the year ended December 31, 2010.

        The gross carrying amount of identifiable acquisition-related intangible assets is subject to change due to foreign currency fluctuations, as a portion of the Company's identifiable acquisition-related intangible assets are related to foreign subsidiaries.

        Acquired finite-lived intangible asset amortization expense was $95 million in 2010, $92 million in 2009 and $99 million in 2008.

        The weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 3.2 years for customer contracts and relationships and 4.1 years for patents and developed technology.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquired Intangible Assets (Continued)

        As of December 31, 2010, estimated amortization expense for the Company's finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2011	$93
2012	69
2013	51
2014	40
2015	27
Thereafter	39

$319

(8) Restructuring Charges

        Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate various workforce reductions resulting in involuntary employee terminations. The Company has also initiated multiple workforce reductions resulting from the integration of previously acquired companies. Restructuring charges totaled $2 million in 2010, $9 million in 2009 and $25 million in 2008. During 2010, the Company did not initiate any significant new workforce reduction plans.

        During 2009, the Company initiated a workforce reduction of approximately 260 employees, or 5% of the Company's total employee base. As a result of the 2009 workforce reduction, the Company incurred a restructuring charge of $9 million, all of which related to the communications business. The workforce reductions related to multiple levels within the organization and across multiple locations within North America. The terms of the workforce reduction, including the involuntary termination benefits to be received by affected employees, were communicated by the Company in 2009. During 2009, the Company paid approximately $21 million of involuntary termination benefits for affected employees in 2009, of which $9 million related to the Company's 2009 restructuring activities and $12 million related to restructuring activities initiated in the fourth quarter of 2008. The Company does not have any remaining termination benefit liabilities related to restructuring activities.

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

        The Company also has accrued contract termination costs of $30 million and $42 million as of December 31, 2010 and December 31, 2009, respectively, for facility lease costs, primarily in North America, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2018. The Company recognized a benefit of approximately $5 million in 2010 as a result of lease modifications and incurred charges of $1 million in 2009 as the Company ceased using additional facilities. The Company records charges for

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Restructuring Charges (Continued)

contract termination costs within selling, general and administrative expenses in the consolidated statements of operations.

(9) Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of December 31, 2010 and 2009. The Company also had embedded derivative contracts included in its financial position as of December 31, 2009. The embedded derivative contracts were insignificant as of December 31, 2010. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at December 31, 2010 and 2009. The Company's interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. The carrying value of the Company's long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $6.4 billion and $6.5 billion as of December 31, 2010 and 2009, respectively.

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

Fair Value Hierarchy

        GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each asset and liability. GAAP establishes three levels of inputs that may be used to measure fair value:

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of Level 3's liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of December 31, 2010 and 2009 (in millions):

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$108	$92	$—	$—	$108	$92
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	20	—	—	—	20

Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$108	$112	$—	$—	$108	$112

Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$2,885	$2,809	$2,789	$2,609	$—	$—
Convertible Notes	1,788	1,873	697	778	1,189	1,267
Term Loans	1,679	1,678	1,632	1,577	—	—
Commercial Mortgage	67	68	—	—	79	75
Capital Leases and Other	29	32	—	—	29	32

Total Long-term Debt, including the current portion:	$6,448	$6,460	$5,118	$4,964	$1,297	$1,374

        The Company does not have any liabilities measured using significant unobservable (Level 3) inputs.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments (Continued)

Derivatives

        The interest rate swaps are measured in accordance with the GAAP Fair Value Measurements and Disclosures guidance using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, and the specific swap rate stated in each of the swap agreements. The embedded derivative contracts are priced using inputs that are observable in the market, such as the Company's stock price, risk-free interest rate and other contractual terms of certain of the Company's convertible senior notes.

Senior Notes

        The estimated fair value of the Company's Senior Notes approximated $2.8 billion and $2.6 billion at December 31, 2010 and 2009, respectively, based on market prices. The fair value of each instrument was based on the December 31, 2010 and 2009 trading quotes as provided by large financial institutions that trade in the Company's securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 10%), corporate and security credit ratings, maturity date (ranging from 2014 to 2018) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

        The Senior Notes are unsecured obligations of Level 3 Financing, Inc.; however, the Senior Notes are fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Notes

        The estimated fair value of the Company's actively traded Convertible Notes, including the 5.25% Convertible Senior Notes due 2011, the 3.5% Convertible Senior Notes due 2012, and the 6.5% Convertible Senior Notes due 2016, approximated $697 million and $778 million at December 31, 2010 and 2009, respectively. The fair value of the Company's actively traded Convertible Notes is based on the trading quotes as of December 31, 2010 and 2009 provided by large financial institutions that trade in the Company's securities. The estimated fair value of the Company's Convertible Notes which are not actively traded, such as the 9% Convertible Senior Discount Notes due 2013, the 15% Convertible Senior Notes due 2013, the 7% Convertible Senior Notes due 2015, and the 7% Convertible Senior Notes due 2015, Series B approximated $1.2 billion and $1.3 billion at December 31, 2010 and 2009, respectively. To estimate the fair value of the Convertible Notes which are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants which incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security's coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments (Continued)

estimated volatility of the Company's stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

        The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

        The fair value of the Term Loans was approximately $1.6 billion at December 31, 2010 and 2009, respectively. The fair value of each loan is based on the December 31, 2010 and 2009 trading quotes as provided by large financial institutions that trade in the Company's loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion in aggregate principal value in Tranche A Term Loan and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

        The Term Loans are secured by a pledge of the equity interests in certain domestic subsidiaries of Level 3 Financing, Inc. and 65% of the equity interest in Level 3 Financing, Inc.'s Canadian subsidiary and liens on the assets of Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc. In addition, Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Term Loans.

Commercial Mortgage

        The fair value of the Commercial Mortgage was approximately $79 million and $75 million at December 31, 2010 and 2009, respectively, as compared to the carrying amounts of $67 million and $68 million, respectively. The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach. The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

        The Commercial Mortgage is a secured obligation of HQ Realty, Inc., a wholly owned subsidiary of the Company. HQ Realty, Inc.'s obligations under the Commercial Mortgage are secured by a first priority lien on the Company's headquarters campus located at 1025 Eldorado Boulevard, Broomfield, Colorado 80021 and certain HQ Realty, Inc. cash and reserve accounts.

        The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

(10) Derivative Financial Instruments

        The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company's primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Derivative Financial Instruments (Continued)

underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows. The Company has floating rate long-term debt (see Note 11—Long-Term Debt). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements are reflected in AOCI and subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

        Specifically, on March 13, 2007, Level 3 Financing Inc., the Company's wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning April 13, 2007 and mature on January 13, 2014. The Company uses interest rate swaps to convert specific variable rate debt issuances into fixed rate debt. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. The Company evaluates the effectiveness of the hedges on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. During all of the periods presented, these derivatives were used to hedge the variable cash flows associated with existing obligations. The Company recognizes any ineffective portion of the change in fair value of the hedged items in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness for the Company's cash flow hedges was not material in any period presented.

        The Company also has issued certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments. The Company's primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing costs of the debt instruments. Certain of these derivative instruments were classified as liabilities at December 31, 2009 due to a potential requirement to settle the conversion rights in cash, as a result of the Company not having a sufficient number of authorized and unissued shares of common stock to cover all potentially convertible shares, for which the conversion rights were carried at fair value. As a result of the approval by the Company's stockholders at the May 20, 2010 annual meeting to increase the number of authorized shares of Level 3 common stock to 2.9 billion, the $16 million fair value of these derivative instruments was reclassified into additional paid in capital as of May 20, 2010, as the Company had sufficient authorized and unissued common stock available to settle all of the potential conversion rights. As a result of the September 20, 2010 issuance of $175 million aggregate principal amount of 6.5% Convertible Senior Notes due in 2016, the Company did not have a sufficient number of authorized and unissued common shares available to settle all of the equity conversion rights and

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Derivative Financial Instruments (Continued)

make-whole premiums associated with its convertible debt. The fair value of the embedded derivative liability at December 31, 2010 and changes in its fair value from September 20, 2010 through December 31, 2010 were not significant. The Company has recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the consolidated statements of operations. Changes in these derivative resulted in the Company recognizing a gain of approximately $10 million and $14 million for the years ended December 31, 2010 and 2009, respectively.

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

        Amounts reported in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company's variable-rate debt. As of December 31, 2010 and 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	December 31, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$108	Other noncurrent liabilities	$92

	Liability Derivatives
			December 31, 2009
	December 31, 2010
				Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$20

        The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (in millions):

	December 31,
Derivatives designated as hedging instruments	2010	2009
Cash flow hedging contracts	$(16)	$5

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Derivative Financial Instruments (Continued)

        The amount of losses reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

		Year Ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2010	2009
Cash flow hedging contracts	Interest Expense	$46	$40

        Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014. The Company estimates that $46 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of December 31, 2010) will be reclassified into earnings within the next twelve months. The Company's interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

        The effect of the Company's derivative instruments not designated as hedging instruments on net loss is as follows (in millions):

		Year Ended December 31,
	Location of Gain Recognized in Income/Loss on Derivative
Derivatives not designated as hedging instruments		2010	2009	2008
Embedded equity conversion rights	Other Income (Expense)—Other, net	$10	$14	$—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt

        As of December 31, 2010 and 2009, long-term debt was as follows:

(dollars in millions)	2010	2009
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2011 (10.75%)	—	3
Senior Notes due 2013 (12.25%)	—	550
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.344% as of December 31, 2010 and 4.601% as of December 31, 2009)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	—
Convertible Senior Notes due 2010 (2.875%)	—	40
Convertible Senior Notes due 2011 (5.25%)	196	199
Convertible Senior Notes due 2011 (10.0%)	—	172
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	295	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	—
Convertible Subordinated Notes due 2010 (6.0%)	—	111
Commercial Mortgage due 2015 (9.86% as of December 31, 2010 and 6.86% of December 31, 2009)	67	68
Capital Leases	29	32

Total Debt Obligations	6,527	6,569
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(2)
Discount on Senior Notes due 2013 (12.25%)	—	(2)
Discount on Senior Notes due 2018 (10%)	(12)	—
Premium on Senior Notes due 2014 (9.25%)	7	8
Discount on Convertible Senior Notes due 2011 (5.25%)	(20)	(38)
Discount on Convertible Senior Notes due 2012 (3.5%)	(29)	(46)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(4)
Discount due to embedded derivative contracts	(21)	(25)

Total Unamortized (Discount) Premium	(79)	(109)

Carrying Value of Debt	6,448	6,460
Less current portion	(180)	(705)

Long-term Debt, less current portion	$6,268	$5,755

2010 Debt Issuances

        During the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the "6.5% Convertible Senior Notes"). The net proceeds from the issuance of the 6.5% Convertible Senior Notes were approximately $170 million after

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

deducting debt issuance costs. In connection with the issuance of the Company's 6.5% Convertible Senior Notes, the Company granted an overallotment option to the underwriters to purchase up to an additional $26 million aggregate principal amount of these notes less the underwriting discount. The underwriters exercised the overallotment option in full during the fourth quarter of 2010, and the Company received net proceeds of approximately $25.5 million, after deducting underwriting discounts and commissions. The 6.5% Convertible Senior Notes will mature on October 1, 2016 and have an interest rate of 6.5% per annum with interest payable semiannually on April 1 and October 1, beginning April 1, 2011. Debt issue costs of approximately $6 million were capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes.

        During the first quarter of 2010, Level 3 Financing, Inc. issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the "10% Senior Notes") in a private offering. The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting a $13 million discount and approximately $14 million of debt issuance costs. The net proceeds were used to fund Level 3 Financing, Inc.'s purchase of its 12.25% Senior Notes due 2013 (the "12.25% Senior Notes") in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 16—Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

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

2010 Tender Offer

        In the first quarter of 2010, Level 3 Financing, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $550 million aggregate principal amount of its 12.25% Senior Notes for a price equal to $1,080.00 per $1,000 principal amount of the notes, which included $1,050.00 as the tender offer consideration and $30.00 as a consent payment (the "12.25% Tender Offer"). In connection with the 12.25% Tender Offer, Level 3 and Level 3 Financing, Inc. solicited consents to certain proposed amendments to the indenture governing the 12.25% Senior Notes to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the indenture.

        Holders of the 12.25% Senior Notes, representing approximately 99.4% of the aggregate principal amount of the outstanding 12.25% Senior Notes, participated in the tender offer. At the expiration of the tender offer, an aggregate principal amount of $546,912,000 notes had been tendered. The Company redeemed in full the remaining $3 million aggregate principal of the 12.25% Senior Notes, at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

        The Company recognized a loss associated with the 12.25% Tender Offer of approximately $55 million.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

2010 Debt Redemptions and Repurchases

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

        During the fourth quarter of 2009, Level 3 Communications, Inc. issued (at par) $275 million aggregate principal of 7% Convertible Senior Notes due 2015, Series B, (the "7% Convertible Senior Notes, Series B"). The net proceeds approximated $274 million after deducting debt issuance costs of approximately $1 million. These new notes are substantially similar in all respects to the $200 million of 7% Convertible Notes due 2015 issued on June 26, 2009, except that these notes were a separate series (Series B). The 7% Convertible Senior Notes due 2015, Series B, will mature on March 15, 2015 and have an interest rate of 7% per annum with interest payable semi-annually on March 15 and September 15, beginning on March 15, 2010.

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

        In the second quarter of 2009, the Company repurchased approximately $301 million aggregate principal amount of various issues of its convertible debt at discounts to the principal amount and recognized a net gain on extinguishment of debt of approximately $7 million. The gain consisted of a $33 million cash gain, which was partially offset by $20 million of unamortized debt discount, $1 million in unamortized debt issuance costs and a $5 million increase to equity for the component of the convertible debt subject to guidance for convertible debt that may be settled in cash upon conversion.

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

        During the fourth quarter of 2009, the Company repurchased approximately $73 million aggregate principal amount of various issues of its convertible and floating rate debt at discounts to the principal amount and recognized a net loss on extinguishment of debt of approximately $2 million. The loss consisted of $11 million of unamortized debt discount and unamortized debt issuance costs partially offset by a cash gain of $6 million and a $3 million decrease to equity for the component of the convertible debt subject to the guidance for convertible debt that may be settled in cash upon conversion. The fourth quarter 2009 debt repurchases consisted of the following:

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

Convertible Debt That May be Settled in Cash Upon Conversion

        During 2008, the FASB issued accounting guidance that requires issuers of convertible debt that may be settled in cash upon conversion to separately account for the debt and equity components of the convertible debt in a way that reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This guidance applies to certain of the Company's convertible debt that may be settled in cash upon conversion and was applied retrospectively to all periods presented in the Company's consolidated financial statements upon adoption in 2009. Although the adoption of this accounting guidance did not affect the Company's actual past or future cash flows, the Company incurred additional non-cash interest expense as a result of this accounting guidance of approximately $35 million and $39 million for the years ended December 31, 2010 and 2009, respectively. The Company expects to incur additional non-cash interest expense of $22 million for the year ended December 31, 2011 and $10 million for the year ended December 31, 2012, assuming no further debt repurchases, modifications, extinguishments or conversion of its convertible debt subject to accounting under this guidance prior to maturity.

        This guidance is only applicable to the Company's 5.25% Convertible Senior Notes due 2011 and 3.5% Convertible Senior Notes due 2012, as the Company has the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances. The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into approximately 49 million shares of the Company's common stock as of December 31, 2010, at a conversion price of $3.98 per share, subject to certain adjustments. The 3.5% Convertible Senior Notes are convertible, at the option of the holders, into approximately 54 million shares of the Company's common stock as of December 31, 2010, at a conversion price of $5.46 per share, subject to certain adjustments.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        The Company recognized total interest expense of approximately $56 million, $64 million and $66 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to both the contractual interest coupon and amortization of the discount for the liability component of the Company's 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes. The effective interest rate on the liability component of the Company's 5.25% Convertible Senior Notes is approximately 17%. The effective interest rate on the liability component of the Company's 3.5% Convertible Senior Notes is approximately 11%. The Company is amortizing the discount on the liability component of its 5.25% Convertible Senior Notes and 3.5% Convertible Senior Notes over the remaining term of each issuance.

        The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of the Company's convertible debt that may be settled in cash upon conversion as of December 31, 2010 and December 31, 2009 were as follows (in millions):

	December 31, 2010	December 31, 2009
Carrying amount of equity component	$243	$243
Principal amount of liability component	$490	$493
Unamortized discount related to liability component	(49)	(84)

Net carrying amount of liability component	$441	$409

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

        The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest period and may elect different options with respect to different portions of the Senior Secured Term Loan due 2014. Interest is payable in cash at the end of each LIBOR period elected in arrears, beginning July 13, 2007, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months. The interest rate on $1.0 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 2.54% and 2.53% as of December 31, 2010 and 2009, respectively. The interest rate on $400 million resets quarterly and was 2.54% and 2.53% as of December 31, 2010 and 2009, respectively. The interest rate on the remaining $280 million of the Senior Secured Term Loan due 2014 issued in the second quarter of 2009 currently resets semiannually and was 11.5% as of December 31, 2010 and 2009.

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

        Debt issuance costs of $22 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $12 million at December 31, 2010.

9.25% Senior Notes Due 2014

        On October 30, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $588 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 ("9.25% Senior Notes Due 2014"). On December 13, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $661 million of net proceeds after transaction costs and accrued interest, for a second offering of $650 million aggregate principal amount of 9.25% Senior Notes due 2014. These notes together with the $600 million aggregate principal amount of 9.25% Senior Notes due 2014 issued on October 30, 2006 were issued under the same indenture and are treated as a single series of notes. The Company received total net proceeds of $1.239 billion (excluding prepaid interest). The Notes were subsequently registered through a public exchange offer.

        The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. These notes are guaranteed by Level 3 Communications, Inc. (see Note 16—Condensed Consolidating Financial Information). The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million is reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method. As of December 31, 2010, the premium remaining was approximately $7 million.

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

        Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% Senior Notes due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $13 million at December 31, 2010.

Floating Rate Senior Notes Due 2015 and 8.75% Senior Notes Due 2017

        On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The Notes were subsequently registered through a public exchange offer. The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes (See Note 16—Condensed Consolidating Financial Information). Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 4.34% at December 31, 2010. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

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

        Debt issuance costs of approximately $16 million were capitalized and are being amortized over the term of the 8.75% Senior Notes due 2017. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $11 million at December 31, 2010.

        Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $3 million at December 31, 2010.

10% Senior Notes due 2018

        On January 20, 2010, Level 3 Financing, Inc. received $613 million proceeds, after deducting a $13 million discount and approximately $14 million of debt issuance costs, from a private offering of $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the "10% Senior Notes"). The net proceeds were used to fund Level 3 Financing, Inc.'s purchase of its 12.25% Senior Notes due 2013 (the "12.25% Senior Notes") in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 16—Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010. As of December 31, 2010, the discount remaining was approximately $12 million.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $13 million at December 31, 2010.

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

        In 2010, the Company repurchased $3 million in aggregate principal amount of its 5.25% Convertible Senior Notes and recognized a net loss on extinguishment of debt of less than $1 million.

        The remaining 5.25% Convertible Senior Notes are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $3.98 per share, subject to certain adjustments. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 5.25% Convertible Senior Notes had the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount plus accrued interest and a make whole premium. As of December 31, 2008, the make whole premium privileges on the 5.25% Convertible Senior Notes had lapsed.

        The Company may redeem for cash, at its option, all or a portion of the notes at any time. The 5.25% Convertible Senior Notes are subject to redemption, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days' notice at a purchase price of 100.75% of the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

principal amount plus accrued and unpaid interest thereon to the redemption date. In February 2011, the Company redeemed the 5.25% Convertible Senior Notes at a redemption price of 100.75% (See Note 17—Subsequent Events).

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, repurchases and exchanges, the remaining unamortized debt issuance costs were less than $1 million at December 31, 2010.

3.5% Convertible Senior Notes due 2012

        On June 13, 2006, Level 3 Communications, Inc. received $326 million of net proceeds, after giving effect to offering expenses, from a public offering of $335 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012 ("3.5% Convertible Senior Notes"). The 3.5% Convertible Senior Notes were priced at 100% of the principal amount. The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all the Company's existing and future unsubordinated indebtedness. The 3.5% Convertible Senior Notes will mature on June 15, 2012. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2006. The 3.5% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

        In October 2008, the Company completed the exchange of $9 million in aggregate principal amount of its 3.5% Convertible Senior Notes for a total of 3 million shares of Level 3's common stock. The shares of the Company's common stock issued pursuant to this exchange were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. This transaction was considered to be an induced conversion and as a result, the Company recorded a non-cash loss in the fourth quarter of 2008 on the exchange of the 3.5% Convertible Senior Notes of approximately $2 million, consisting of approximately $2 million of debt conversion expense and less than $1 million of previously capitalized debt issuance costs. The loss was recorded in gain (loss) on extinguishment of debt in the consolidated statements of operations.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

        The 3.5% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days' notice plus accrued and unpaid interest thereon (if any) to the redemption date. If redeemed before maturity, the Company will pay a premium on the principal amount redeemed. The premium for the twelve months beginning June 15, 2010 is equal to 1.17% and for the twelve month period beginning June 15, 2011 is 0.58%.

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 3.5% Convertible Senior Notes. As a result of amortization and the exchange, the capitalized debt issuance costs have been reduced to approximately $1 million at December 31, 2010.

15% Convertible Senior Notes Due 2013

        On December 24, 2008, the Company received gross proceeds of $374 million and on December 31, 2008, the Company received gross proceeds of $26 million from the issuance of its $400 million 15% Convertible Senior Notes due 2013 ("15% Convertible Senior Notes"). The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. The 15% Convertible Senior Notes were priced at 100% of the principal amount. The 15% Convertible Senior Notes are unsecured and unsubordinated obligations and will rank equally with all the Company's existing and future unsecured and unsubordinated indebtedness. The 15% Convertible Senior Notes will mature on January 15, 2013. Interest on the notes will accrue from the date of original issuance at a rate of 15% per year and will be payable on January 15 and July 15 of each year, beginning on January 15, 2009. The 15% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

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

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 15% Convertible Senior Notes. The unamortized debt issuance costs were approximately $2 million at December 31, 2010.

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

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion price of $9.99 per share, subject to certain adjustments. On or after October 15, 2008, the Company, at its option, may redeem for cash all or a portion of the notes. The Company may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price. If the initial holders sell greater than 33.33% of the notes, this amount decreases to 130% and 120% effective October 15, 2009 and 2010, respectively. The Company is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        The 9% Convertible Senior Discount Notes are subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time at a conversion rate of 100.09 shares per $1,000 of face value of the debt plus accrued and unpaid interest thereon to the conversion date.

        These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc. See Note 17—Subsequent Events—for additional information regarding these notes.

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

        Debt issuance costs of $4 million were originally capitalized and are being amortized to interest over the term of the 7% Convertible Senior Notes due 2015 using the effective interest method. The unamortized debt issuance costs were approximately $4 million at December 31, 2010.

6.5% Convertible Subordinated Notes due 2016

        On September 20, 2010, the Company received $170 million of net proceeds after transaction costs, from a public offering of $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the "6.5% Convertible Senior Notes"). On October 5, 2010, in connection with the underwriters' exercise of the $26 million over-allotment option associated with the 6.5% Convertible Senior Notes, the Company received an additional $25.5 million net proceeds after transaction costs of less than $1 million. The 6.5% Convertible Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated indebtedness of Level 3 Communications, Inc. The 6.5% Convertible Senior Notes will mature on October 1, 2016. Interest on the notes accrues at 6.5% per year and is payable semiannually on April 1 and October 1, beginning April 1, 2011.

        The 6.5% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at any time prior maturity, unless previously redeemed, repurchased or unless the Company has caused the conversion rights to expire. The initial conversion rate is 809.7166 shares per each $1,000 principal amount of 6.5% Convertible Senior Notes, subject to adjustment in certain

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

circumstances. This is equivalent to a conversion price of approximately $1.235 per share. In addition, if a designated event (a change in control or a termination of trading) occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes due 2016 at a purchase price of 100% of the principal amount, plus accrued and unpaid interest thereon. If an event treated as a change in control occurs, the Company will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes at a purchase price of 100% of the principal amount plus a "make whole" premium, by increasing the conversion rate applicable to such 6.5% Convertible Senior Notes due 2016.

        Debt issuance costs of $6 million were originally capitalized and are being amortized to interest expense over the term of the 6.5% Convertible Senior Notes. The capitalized unamortized debt issuance costs remain approximately $6 million at December 31, 2010.

Commercial Mortgage

        In the third quarter of 2005, the HQ Realty, Inc., a wholly owned subsidiary of the Company, completed a refinancing of the mortgage on the Company's corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through October 1, 2010, the initial repayment date as defined in the loan agreement ("Commercial Mortgage"). HQ Realty, Inc. received $66 million of net proceeds after transaction costs. During 2010, at the election of HQ Realty, Inc. the maturity term of the Commercial Mortgage was extended to October 1, 2015 and the interest rate adjusted to 9.86%. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule. HQ Realty, Inc. has deposited $8 million into restricted cash accounts as of December 31, 2010, for future facility improvements and property taxes.

        Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the Commercial Mortgage. The capitalized debt issuance costs have been fully amortized as of December 31, 2010.

        The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

Capital Leases

        The Company leases certain dark fiber facilities and metro fiber under noncancelable IRU agreements that are accounted for as capital leases. All of these capital leases were assumed by the Company through its previous acquisitions. Interest rates on capital leases approximate 8% on average as of December 31, 2010. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense.

Covenant Compliance

        At December 31, 2010 and 2009, the Company was in compliance with the covenants on all outstanding debt issuances.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Long-Term Debt (Continued)

Long-Term Debt Maturities:

        Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of December 31, 2010 (in millions):

2011	$200
2012	299
2013	700
2014	2,937
2015	833
Thereafter	1,558

$6,527

        See Note 17—Subsequent Events—for information regarding our financing activities subsequent to December 31, 2010.

(12) Stock-Based Compensation

        The Company records non-cash compensation expense for its outperform stock appreciation rights that it refers to as outperform stock options ("OSO"), restricted stock units and shares, 401(k) matching contributions, and other stock-based compensation associated with the Company's discretionary bonus grants. Total non-cash compensation expense related to these equity awards was $67 million in 2010, $59 million in 2009 and $78 million in 2008.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2010 (in millions):

	2010	2009	2008
OSO	10	$7	$13
Restricted Stock Units and Shares	19	23	36
401(k) Match Expense	11	16	30
Restricted Stock Unit Bonus Grant	28	14	—

	68	60	79
Capitalized Noncash Compensation	(1)	(1)	(1)

	$67	$59	$78

        OSOs and restricted stock units and shares are granted under the Level 3 Communications, Inc. Stock Plan, as amended (the "Stock Plan"), which term extends through May 20, 2020. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $8 million in 2010, $5 million in 2009 and $7 million in 2008.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

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

        Upon exercise of an OSO, the Company shall deliver or pay to the grantee the difference between the fair market value of a share of Level 3 common stock as of the day prior to the exercise date, less the Adjusted Strike Price (the "Exercise Consideration"). The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company's discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the Fair Market Value of a share of Level 3 common stock as of the date prior to the exercise date. Fair market value is defined in the OSO agreement as the closing price per share of Level 3 common stock on the NASDAQ exchange. Exercise of the OSO units does not require any cash outlay by the employee.

        Prior to March 31, 2007, OSO awards vested over 2 years and had a 4-year life. Fifty percent of the awards vested at the end of the first year after grant, with the remaining 50% vested over the second year (12.5% per quarter). As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, OSO units were awarded monthly to employees in mid-management level and higher positions, have a three year life, vest 100% and fully settle on the third anniversary of the date of the award and are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years. During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation. Effective April 1, 2010, the Company's OSOs are granted quarterly to certain levels of management and its RSUs are granted annually on July 1 to certain other eligible employees. There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.

        As of December 31, 2010, there was $9 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.90 years.

        The fair value of the OSO units granted is calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the market conditions and success multiplier of the OSO program. The Company believes that given the relative short life of the options and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

	Year Ended December 31,
	2010	2009	2008
S&P 500 Expected Dividend Yield Rate	2.00%	3.00%	2.00%
Expected Life	3 years	3 years	3 years
S&P 500 Expected Volatility Rate	30%	26%	13%
Level 3 Common Stock Expected Volatility Rate	51%	45%	56%
Expected S&P 500 Correlation Factor	.40	.46	.32
Calculated Theoretical Value	132%	119%	147%
Estimated Forfeiture Rate	20%	20%	12%

        The fair value of each OSO unit equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.

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

        The fair value for OSO units awarded to participants during the years ended December 31, 2010, 2009 and 2008 was approximately $10 million, $8 million and $18 million, respectively.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

        Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance January 1, 2008	15,704,557	$2.03 - $6.10	4.27	$2.4	2.04 years
Options granted	4,592,809	0.94 - 3.44	2.70
Options forfeited	(1,552,070)	1.05 - 6.10	4.65
Options expired	(2,228,545)	2.03 - 5.70	3.97
Options exercised	(709,483)	2.03 - 3.39	2.42

Balance December 31, 2008	15,807,268	$0.94 - $6.10	3.90	—	1.56 years
Options granted	7,167,525	.70 - 1.51	1.15
Options forfeited	(2,320,959)	.70 - 6.10	3.25
Options expired	(4,804,432)	2.03 - 5.39	3.23
Options exercised	—	—	—

Balance December 31, 2009	15,849,402	$.70 - $6.10	$2.95	$5.2	1.55 years
Options granted	7,666,238	.94 - 1.62	1.30
Options forfeited	(1,760,421)	.70 - 6.10	1.72
Options expired	(5,909,322)	3.03 - 6.10	5.13
Options exercised	—	—	—

Balance December 31, 2010	15,845,897	$.70 - $3.44	$1.47	$—	1.73 years

Options exercisable ("vested"):
December 31, 2008	7,962,066	$2.03 - $5.39	$3.95
December 31, 2009	3,298,799	$4.44 - $5.39	$5.01
December 31, 2010	—	—	—	$—	N/A

N/A—Not Applicable

	OSO units Outstanding at December 31, 2010			OSO units Exercisable at December 31, 2010
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$.70 - $1.05	3,702,184	1.90	$.92	—	$0.00
$1.07 - $1.59	8,083,965	1.92	$1.27	—	$0.00
$1.62 - $2.23	2,199,253	1.84	$1.73	—	$0.00
$2.70 - $3.44	1,860,495.43		$3.17	—	$0.00

	15,845,897			—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

        In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2010. As noted above, all of the outstanding OSO units granted have an expected life of three years with no intrinsic value based on the Company's performance against the S&P 500 Index as of December 31, 2010.

        The total realized value of OSO units exercised was zero, zero and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company issued approximately zero, zero and 466,000 shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2010, 2009 and 2008, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3's stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

        As of December 31, 2010, based on the Level 3 common stock price and post-multiplier values, the Company was not obligated to issue any shares for vested and exercisable OSO units as the Company's common stock price did not outperform the S&P 500® Index.

Restricted Stock and Units

        Effective April 1, 2010, restricted stock units and shares are annually granted to certain other eligible recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $21 million, $16 million and $43 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2010, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $14 million and the weighted average period over which this cost will be recognized is 2.67 years.

        The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	22,271,312	$4.20
Stock and units granted	17,627,904	2.43
Lapse of restrictions	(9,701,473)	3.57
Stock and units forfeited	(4,063,944)	4.08

Nonvested at December 31, 2008	26,133,799	3.26
Stock and units granted	13,618,696	1.15
Lapse of restrictions	(11,854,329)	3.11
Stock and units forfeited	(3,969,484)	2.74

Nonvested at December 31, 2009	23,928,682	2.22
Stock and units granted	17,735,296	1.17
Lapse of restrictions	(8,918,701)	2.58
Stock and units forfeited	(2,419,674)	1.77

Nonvested at December 31, 2010	30,325,603	$1.53

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

        The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2010, 2009 and 2008 was $23 million, $37 million and $35 million, respectively.

Warrants

        As of December 31, 2010, there were approximately 1 million warrants outstanding ranging in exercise price from $4.00 to $4.90, expiring in April 2011 and January 2013. All of the warrants are fully vested and compensation expense had been fully recognized in the consolidated statements of operations. The weighted average exercise price of these warrants was $4.58 as of December 31, 2010.

        In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were converted into warrants to purchase approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock. In 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million. The remaining 1 million of the Broadwing warrants expired in the fourth quarter of 2010.

401(k) Plan

        The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $16,500 in 2010. Effective March 6, 2009, the Company matches 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits. Prior to March 6, 2009, the Company matched 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.

        The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $11 million, $16 million and $30 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses.

Restricted Stock Unit Bonus Grant

        In 2009 the Company paid a portion of its discretionary bonus in the form of restricted stock units. Restricted stock units of approximately 26 million shares will be awarded in the first quarter of 2011

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stock-Based Compensation (Continued)

for 2010 bonus payouts and will vest upon award. Restricted stock units of approximately 10 million shares were awarded in the first quarter of 2010 and vested upon award.

(13) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss before income taxes for each of the years in the three year period ended December 31, 2010 follows:

	2010	2009	2008
	(dollars in millions)
Current:
United States federal	$—	$—	$1
State	(1)	—	(7)
Foreign	—	—	—

	(1)	—	(6)
Deferred, net of changes in valuation allowances:
United States federal	—	—	—
State	—	(1)	—
Foreign	92	—	—

Income tax benefit (provision)	$91	$(1)	$(6)

        The United States and foreign components of loss before income taxes are as follows:

	2010	2009	2008
	(dollars in millions)
United States	$(543)	$(513)	$(216)
Foreign	(170)	(104)	(96)

	$(713)	$(617)	$(312)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes for each of the years in the three-year period ended December 31, 2010 follows:

	2010	2009	2008
	(dollars in millions)
Computed tax benefit at statutory rate	$250	$216	$109
Effect of earnings in jurisdictions outside of US	(13)	—	—
Foreign branch tax benefit	21	—	—
State income tax benefit	24	20	9
Change in valuation allowance	(175)	(253)	(102)
Disallowance of losses on extinguishments of debt	—	—	(15)
Other, net	(16)	16	(7)

Income tax benefit (provision)	$91	$(1)	$(6)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The components of the net deferred tax assets (liabilities) as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$77	$64
State tax credit carry forwards	22	22
Deferred revenue	285	268
Unutilized tax net operating loss carry forwards	2,691	2,017
Fixed assets and intangible assets	38	—
Cash flow hedge	41	35
Other	59	69

Total Deferred Tax Assets	3,213	2,475
Deferred Tax Liabilities:
Fixed assets and intangible assets	(79)	(27)
Convertible debt	(27)	(32)
Other	(2)	—
Foreign branch income	(40)	—

Total Deferred Tax Liabilities	(148)	(59)

Net Deferred Tax Assets before valuation allowance	3,065	2,416
Valuation Allowance	(2,978)	(2,394)

Net Deferred Tax Asset after Valuation Allowance	$87	$22

Balance sheet classification of deferred taxes:
Net current deferred income tax asset	$—	$—
Net non-current deferred income tax asset	87	22

Net Deferred Tax Asset after Valuation Allowance	$87	$22

        The Company has changed its presentation of certain deferred tax assets presented in the table above as of December 31, 2009 to be comparable with the presentation as of December 31, 2010. These changes are primarily reclassifications of the 2009 amounts to conform with the current year presentation, but also include certain immaterial corrections to components of prior year's income tax provisions. These changes to the Company's net deferred tax assets as of December 31, 2009 had no effect on the Company's results of operations or financial condition since a full valuation allowance was recognized against all deferred tax items affected by these changes. For the year ended December 31, 2010, the Company also recorded certain immaterial corrections of errors in prior year presentation that resulted in adjustments to net deferred tax assets, deferred tax benefit, and currency translation adjustments.

        Level 3 also recognized approximately $65 million of additional foreign jurisdiction net deferred tax assets (consisting principally of those related to net operating loss carryforwards and fixed assets), approximately $27 million of related currency translation adjustments, and a corresponding net deferred tax benefit of approximately $92 million principally resulting from the release of valuation allowances for certain of its foreign subsidiaries that had become profitable current and in prior periods. See

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

Note 1—Organization and Summary of Significant Accounting Policies, Correction of an Immaterial Error. As of December 31, 2010, the Company had net operating loss carry forwards of approximately $5.9 billion for U.S. federal income tax purposes. Under the rules prescribed by U.S. Internal Revenue Code ("IRC") Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5-percent stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded against U.S. and foreign jurisdiction deferred tax assets that the Company has concluded under relevant accounting standards that it is not more likely than not that the deferred tax assets are realizable.

        The valuation allowance for deferred tax assets was approximately $3.0 billion as of December 31, 2010 and $2.4 billion as of December 31, 2009. The net change in the valuation allowance for the year ended December 31, 2010 was approximately $584 million. The increase in the valuation allowance from December 31, 2009 to December 31, 2010 is due to recognition of foreign jurisdiction net deferred tax assets and an increase to the U.S. federal and state tax NOL resulting from continued operational tax losses.

        The U.S. federal tax loss carry forwards expire in future years through 2030 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31	Amount
2024	$532
2025	1,186
2026	1,029
2027	1,501
2028	356
2029	617
2030	659

$5,880

        The Company has approximately $55 million of foreign jurisdiction tax loss carry forwards for controlled foreign corporations at December 31, 2010. In addition, the Company has $2.8 billion of foreign jurisdiction tax loss carry forwards associated with foreign corporations that have elected to be disregarded for US tax purposes. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period. Finally, the Company has approximately $5.5 billion of gross state tax loss carry forwards with various expiration periods through 2030.

        The majority of the Company's foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

Company's U.S. federal consolidated income tax return. However, the Company has some foreign subsidiaries that have not so elected and therefore are treated for U.S. tax purposes as controlled foreign corporations. With respect to such controlled foreign corporations, as of December 31, 2010, the Company has no plans to repatriate undistributed earnings of such controlled foreign corporations as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of such controlled foreign corporations that are permanently invested and for which no deferred taxes have been provided are immaterial as of December 31, 2010 and 2009.

        The Company's liability for uncertain tax positions totaled $18 million at December 31, 2010, and $16 million at December 31, 2009. These amounts also include the related accrued interest and penalties associated with the uncertain tax positions if applicable. The Company does not expect that the liability for uncertain tax positions will change significantly during the twelve months ended December 31, 2011; however, actual changes in the liability for uncertain tax positions could be different than currently expected. A rollforward of the liability for uncertain tax positions follows:

(dollars in millions)	Amount
Balance as of January 1, 2008	$18
Gross increases—tax positions prior to 2008	3
Gross increases—during 2008	1
Gross decreases—tax positions prior to 2008	(6)

Balance as of December 31, 2008	16
Gross increases—tax positions prior to 2009	2
Gross decreases—settlements with taxing authorities	(2)

Balance as of December 31, 2009	16
Gross increases—tax position prior to 2010	2

Balance as of December 31, 2010	$18

        The Company, or at least one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available. During the third quarter of 2008, the Company and the Internal Revenue Service settled an income tax audit for years 1999 through 2001 in addition to 1996 interest issues resulting in a refund of $1 million to the Company. In addition, the Internal Revenue Service completed an examination of certain adjustments to the Company's U.S. income tax returns for 2002 resulting from final resolution of the 1999 through 2001 audit with no changes in tax expense. In 2010 the Company completed an audit by the taxing authority in Germany for tax years 2003 through 2007 with no material changes to the Company's results of operations or financial condition. Additionally, in 2010 the Internal Revenue Service initiated an audit of one of the Company's coal mining joint ventures, in which it has a 50% interest.

        The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations of approximately $2 million, $1 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

liability for uncertain tax positions includes approximately $12 million and $11 million of accrued interest and penalties at December 31, 2010 and 2009, respectively.

(14) Segment Information

        Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company's operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company's reportable segments include communications and coal mining (see Note 1—Organization and Summary of Significant Accounting Policies). Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment.

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

        The data presented in the following tables includes information for the years ended December 31, 2010, 2009 and 2008 for all statement of operations and cash flow information presented, and as of December 31, 2010 and 2009 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        Segment information for the Company's communications and coal mining businesses is summarized as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenue from external customers:
Communications	$3,591	$3,695	$4,226
Coal Mining	60	67	75

	3,651	$3,762	$4,301

Adjusted EBITDA:
Communications	$849	$910	$1,039
Coal Mining	$4	$—	$5
Capital expenditures:
Communications	$435	$308	$446
Coal Mining	1	5	3

	$436	$313	$449

Depreciation and amortization:
Communications	$870	$906	$929
Coal Mining	6	9	2

	$876	$915	$931

Total assets:
Communications	$8,226	$8,932
Coal Mining	125	120
Other	4	10

	$8,355	$9,062

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

        The following is a summary of geographical information (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenue from external customers:
North America	$3,335	$3,436	$3,975
Europe:
United Kingdom	131	134	143
Germany	62	73	67
Other European Countries	123	119	116

Total Europe	316	326	326

	$3,651	$3,762	$4,301

Long-lived assets:
North America	$5,239	$5,648
Europe:
United Kingdom	114	121
Germany	318	369
Other European Countries	285	236

Total Europe	717	726

	$5,956	$6,374

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

	Core Network Services	Wholesale Voice Services	Other Communications Services	Total
	(in millions)
Communications Revenue
2010
North America	$2,536	$625	$114	$3,275
Europe	291	25	—	316

	$2,827	$650	$114	$3,591

2009
North America	$2,548	$629	$192	$3,369
Europe	292	34	—	326

	$2,840	$663	$192	$3,695

2008
North America	$2,847	$687	$366	$3,900
Europe	289	37	—	326

	$3,136	$724	$366	$4,226

        The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2010, 2009 and 2008 (in millions):

2010

	Communications	Coal Mining
Net Loss	$(617)	$(1)
Income Tax Benefit	(91)	—
Total Other (Income) Expense	620	(1)
Depreciation and Amortization Expense	870	6
Non-Cash Compensation Expense	67	—

Adjusted EBITDA	$849	$4

Total Net Loss for Reportable Segments	$(618)
Unallocated Corporate Expense	(4)

Consolidated Net Loss	$(622)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

2009

	Communications	Coal Mining
Net Income (Loss)	$(605)	$6
Income Tax Provision (Benefit)	—	—
Total Other (Income) Expense	550	(15)
Depreciation and Amortization Expense	906	9
Non-Cash Compensation Expense	59	—

Adjusted EBITDA	$910	$—

Total Net Loss for Reportable Segments	$(599)
Unallocated Corporate Expense	(19)

Consolidated Net Loss	$(618)

2008

	Communications	Coal Mining
Net Income (Loss)	$(322)	$3
Income Tax Provision	4	—
Total Other (Income) Expense	350	—
Depreciation and Amortization Expense	929	2
Non-Cash Compensation Expense	78	—

Adjusted EBITDA	$1,039	$5

Total Net Loss for Reportable Segments	$(319)
Unallocated Corporate Expense	1

Consolidated Net Loss	$(318)

(15) Commitments, Contingencies and Other Items

        Level 3 Communications, Inc. and certain of its subsidiaries (the "companies") are parties to a number of purported class action lawsuits involving the companies' right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

        The companies negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have installed their fiber optic cable network. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

        In November 2010, the companies negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have installed their fiber optic cable network. The companies are currently negotiating certain procedural issues with legal counsel representing the interests of the current and former landowners with respect to presentment of the settlement in applicable jurisdictions. The settlement affecting current and former landowners in the state of Idaho was presented to the United States District Court for the District of Idaho and preliminary approval of the settlement was granted on January 28, 2011.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the companies have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners. Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could affect future cash flows.

        In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on September 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the "Complaint"). A motion to dismiss the Complaint was filed by the Company and the other named defendants. While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff's motion to further amend the Complaint (the "Amended Compliant"). Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice. The court granted this motion to dismiss with prejudice, and the plaintiff has filed a notice of appeal of that decision to the Tenth Circuit Court of Appeals.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

Letters of Credit

        It is customary in Level 3's industry to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2010 and 2009, Level 3 had outstanding letters of credit of approximately $22 million and $25 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

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

        The right-of-way agreements have various expiration dates through 2088. Payments under these right-of-way agreements were $127 million in 2010, $118 million in 2009 and $112 million in 2008.

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2099. Rent expense, including common area maintenance, under non-cancelable lease agreements was $203 million in 2010, $198 million in 2009 and $193 million in 2008.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

        Future minimum payments for the next five years under network and related right-of-way agreements and non-cancelable operating leases for facilities consist of the following as of December 31, 2010 (in millions):

	Right-of-Way Agreements	Facilities	Total
2011	$119	$161	$280
2012	76	139	215
2013	74	127	201
2014	70	113	183
2015	65	94	159
Thereafter	588	332	920

Total	$992	$966	$1,958

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments, Contingencies and Other Items (Continued)

        Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. Payments due under these agreements with automatic renewal options have been included in the table above for a period of 15 years from January 1, 2011, which approximates the estimated economic remaining useful life of the Company's conduit. In addition, certain other right of way agreements are cancellable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2011, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

(16) Condensed Consolidating Financial Information

        Level 3 Financing, Inc. ("Level 3 Financing"), a wholly owned subsidiary of the Company, has issued the 10.75% Senior Notes (fully redeemed in January 2010), Floating Rate Senior Notes due 2011 (fully redeemed in November 2009), 12.25% Senior Notes due 2013 (fully redeemed in March 2010), 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017, 10% Senior Notes due 2018, and the Floating Rate Senior Notes due 2015, (collectively, the "Senior Notes") that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

        In conjunction with the registration of the Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." Level 3 Financing's 12.25% Senior Notes due 2013, Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are also jointly and severally and fully and unconditionally guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information below for the periods from January 1, 2008 through December 31, 2009 when the Company merged Broadwing Financial Services, Inc. with and into Level 3 Communications LLC. In the Condensed Consolidating Balance Sheets for the year ended December 31, 2009 and 2010, Broadwing Financial Services, Inc. is included in Level 3 Communications, LLC. Further, the Condensed Consolidating Balance Sheet for the year ended December 31, 2009 includes the 10.75% Senior Notes and 12.25% Senior Notes due 2013 which were fully redeemed in 2010.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,046	$1,834	$(229)	$3,651
Costs and Expenses:
Cost of Revenue	—	—	800	907	(217)	1,490
Depreciation and Amortization	—	—	429	447	—	876
Selling, General and Administrative	2	—	1,185	198	(12)	1,373
Restructuring Charges	—	—	1	1	—	2

Total Costs and Expenses	2	—	2,415	1,553	(229)	3,741

Operating (Loss) Income	(2)	—	(369)	281	—	(90)
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(199)	(377)	(2)	(8)	—	(586)
Interest income (expense) affiliates, net	795	1,298	(1,891)	(202)	—	—
Equity in net earnings (losses) of subsidiaries	(1,221)	(2,087)	218	—	3,090	—
Other, net	5	(55)	1	11	—	(38)

Other Income (Expense)	(620)	(1,221)	(1,673)	(199)	3,090	(623)

(Loss) Income Before Income Taxes	(622)	(1,221)	(2,042)	82	3,090	(713)
Income Tax (Expense) Benefit	—	—	(1)	92	—	91

Net (Loss) Income	$(622)	$(1,221)	$(2,043)	$174	$3,090	$(622)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,642	$—	$2,350	$(230)	$3,762
Costs and Expenses:
Cost of Revenue	—	—	737	—	1,047	(219)	1,565
Depreciation and Amortization	—	—	412	—	503	—	915
Selling, General and Administrative	2	—	1,108		239	(11)	1,338
Restructuring Charges	—	—	9	—	—	—	9

Total Costs and Expenses	2	—	2,266	—	1,789	(230)	3,827

Operating Income (Loss)	(2)	—	(624)	—	561	—	(65)
Other Income (Expense):
Interest income	—	—	1	—	1	—	2
Interest expense	(211)	(374)	(2)	(1)	(7)	—	(595)
Interest income (expense) affiliates, net	795	1,180	(2,057)	—	82	—	—
Equity in net earnings (losses) of subsidiaries	(1,242)	(2,048)	387	—	—	2,903	—
Other income (expense), net	42	—	4	—	(5)	—	41

Other Income (Expense)	(616)	(1,242)	(1,667)	(1)	71	2,903	(552)

Income (Loss) Before Income Taxes	(618)	(1,242)	(2,291)	(1)	632	2,903	(617)
Income Tax Benefit (Expense)	—	—	2	—	(3)	—	(1)

Net Income (Loss)	$(618)	$(1,242)	$(2,289)	$(1)	$629	$2,903	$(618)

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$173	$7	$350	$86	$—	$616
Restricted cash and securities	—	—	1	1	—	2
Receivable, net	—	—	46	218	—	264
Due from (to) affiliates	11,927	11,424	(26,093)	2,742	—	—
Other	4	10	41	35	—	90

Total Current Assets	12,104	11,441	(25,655)	3,082	—	972
Property, Plant and Equipment, net	—	—	2,937	2,365	—	5,302
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	543	1,255	—	1,798
Investment in Subsidiaries	(10,437)	(17,176)	3,575	—	24,038	—
Other Assets, net	9	65	6	83	—	163

Total Assets	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$57	$271	$—	$329
Current portion of long-term debt	176	—	2	2	—	180
Accrued payroll and employee benefits	—	—	78	6	—	84
Accrued interest	47	99	—	—	—	146
Current portion of deferred revenue	—	—	115	36	—	151
Other	—	1	65	—	—	66

Total Current Liabilities	224	100	317	315	—	956
Long-Term Debt, less current portion	1,612	4,564	24	68	—	6,268
Deferred Revenue, less current portion	—	—	673	63	—	736
Other Liabilities	15	107	154	276	—	552
Commitments and Contingencies
Stockholders' Equity (Deficit)	(157)	(10,441)	(19,741)	6,144	24,038	(157)

Total Liabilities and Stockholders' Equity (Deficit)	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(156)	$(362)	$76	$781	$—	$339
Cash Flows from Investing Activities:
Capital expenditures	—	—	(161)	(275)	—	(436)
Decrease in restricted cash and securities, net	—	—	3	—	—	3
Proceeds from sale of property, plant and equipment and other assets	—	—	2	2	—	4

Net Cash Used in Investing Activities	—	—	(156)	(273)	—	(429)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	195	613	—	—	—	808
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(328)	(599)	(1)	(2)	—	(930)
Increase (decrease) due from affiliates, net	226	347	—	(573)	—	—

Net Cash (Used in) Provided by Financing Activities	93	361	(1)	(575)	—	(122)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(8)	—	(8)

Net Change in Cash and Cash Equivalents	(63)	(1)	(81)	(75)	—	(220)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836

Cash and Cash Equivalents at End of Period	$173	$7	$350	$86	$—	$616

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(142)	$(369)	$(154)	$—	$1,022	$—	$357
Cash Flows from Investing Activities:
Capital expenditures	—	—	(121)	—	(192)	—	(313)
(Increase) decrease in restricted cash and securities, net	—	—	2	—	3	—	5
Proceeds from sale of property, plant and equipment	—	—	—	—	1	—	1

Net Cash Used in Investing Activities	—	—	(119)	—	(188)	—	(307)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	269	274	—	—	—	—	543
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(518)	(6)	(1)	—	(2)	—	(527)
Increase (decrease) due from affiliates, net	560	99	150	—	(809)	—	—

Net Cash Provided by (Used in) Financing Activities	311	367	149	—	(811)	—	16
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	2	—	2

Net Change in Cash and Cash Equivalents	169	(2)	(124)	—	25	—	68
Cash and Cash Equivalents at Beginning of Year	67	10	555	—	136	—	768

Cash and Cash Equivalents at End of Year	$236	$8	$431	$—	$161	$—	$836

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Subsequent Events

        In January 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 ("11.875% Senior Notes due 2019"). The Company issued a portion of its 11.875% Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. The 11.875% Senior Notes will mature on February 1, 2019 and are not guaranteed by the Company's subsidiaries. Interest on the notes accrues at 11.875% per year and is payable on April 1 and October 1 of each year, beginning April 1, 2011.

        A portion of the net proceeds from the offering was used to redeem all of the Company's outstanding $196 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011 in February 2011 at a price of 100.75% of the principal amount. In addition, approximately $300 million was issued in exchange for all of the Company's outstanding aggregate principal amount of its 9% Convertible Senior Discount Notes due 2013. Upon completion of this exchange transaction, all of the Company's outstanding 9% Convertible Senior Discount Notes were retired, and there was $605 million aggregate principal amount of the Company's 11.875% Senior Notes due 2019 outstanding.

        The offering of the 11.875% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and the 11.875% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with the offering, the Company entered into a registration rights agreement pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes. The 11.875% Senior Notes were sold to "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

        The Company expects to recognize a loss of $20 million in the first quarter of 2011 as a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013.

(18) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(dollars in millions except per share data)
Revenue	$910	$980	$908	$942	$912	$916	$921	$924
Gross Margin	527	573	534	547	544	529	556	548
Operating Income (Loss)	(41)	12	(28)	(8)	(17)	(26)	(4)	(43)
Net Loss	(238)	(132)	(169)	(134)	(163)	(170)	(52)	(182)
Loss per share (Basic and Diluted)	$(0.14)	$(0.08)	$(0.10)	$(0.08)	$(0.10)	$(0.10)	$(0.03)	$(0.11)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Unaudited Quarterly Financial Data (Continued)

        Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the loss per share for each of the four quarters may not equal the loss per share for the year.

        In the first quarter of 2010, the Company recognized a $55 million loss on the early extinguishment of debt associated with the tender offer to repurchase the outstanding 12.25% Senior Notes. The Company also recognized a $4 million loss during the second quarter of 2010 as a result of the redemption of its 10% Convertible Senior Notes due 2011.

        In fourth quarter of 2010, the Company recognized a $93 million tax benefit primarily as a result of releasing valuation allowances associated with net operating loss carryforwards from its foreign subsidiaries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2011.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE
	Name:	James Q. Crowe
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 25, 2011
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 25, 2011
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2011
/s/ R. DOUGLAS BRADBURY R. Douglas Bradbury	Director	February 25, 2011
/s/ DOUGLAS C. EBY Douglas C. Eby	Director	February 25, 2011
/s/ JAMES O. ELLIS, JR James O. Ellis, Jr.	Director	February 25, 2011
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 25, 2011

/s/ ROBERT E. JULIAN Robert E. Julian	Director	February 25, 2011
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Executive Vice President, Vice Chairman and Director	February 25, 2011
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 25, 2011
/s/ RAHUL N. MERCHANT Rahul N. Merchant	Director	February 25, 2011
/s/ ARUN NETRAVALI Arun Netravali	Director	February 25, 2011
/s/ JOHN T. REED John T. Reed	Director	February 25, 2011
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	February 25, 2011
/s/ ALBERT C. YATES Albert C. Yates	Director	February 25, 2011