Form 10-Q
period 2011-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2011-05-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 3, 2011:

Common Stock: 1,704,183,367 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2011	2010

Revenue:
Communications	$914	$900
Coal Mining	15	10
Total Revenue	929	910

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	357	371
Coal Mining	15	12
Total Cost of Revenue	372	383

Depreciation and Amortization	204	225
Selling, General and Administrative	357	343
Restructuring Charges	—	—
Total Costs and Expenses	933	951

Operating Loss	(4)	(41)

Other Income (Expense):
Interest income	—	—
Interest expense	(157)	(149)
Loss on extinguishment of debt, net	(20)	(54)
Other, net	3	7
Total Other Expense	(174)	(196)

Loss Before Income Taxes	(178)	(237)

Income Tax Expense	(27)	(1)

Net Loss	$(205)	$(238)

Basic and Diluted Loss per Share	$(0.12)	$(0.14)

Shares Used to Compute Basic and Diluted Loss Per Share (in thousands):	1,681,184	1,647,407

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, expect par value)	March 31, 2011	December 31, 2010

Assets

Current Assets:
Cash and cash equivalents	$1,079	$616
Restricted cash and securities	3	2
Receivables, less allowances for doubtful accounts of $18 and $17, respectively	295	264
Other	109	90
Total Current Assets	1,486	972

Property, Plant and Equipment, net	5,276	5,302
Restricted Cash and Securities	120	120
Goodwill	1,429	1,427
Other Intangibles, net	347	371
Other Assets, net	144	163
Total Assets	$8,802	8,355

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$328	$329
Current portion of long-term debt	449	180
Accrued payroll and employee benefits	39	84
Accrued interest	134	146
Current portion of deferred revenue	151	151
Other	79	66
Total Current Liabilities	1,180	956

Long-Term Debt, less current portion	6,618	6,268
Deferred Revenue, less current portion	737	736
Other Liabilities	532	552
Total Liabilities	9,067	8,512

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,900,000,000 shares: 1,700,999,659 issued and outstanding at March 31, 2011 and 1,670,478,384 issued and outstanding at December 31, 2010	17	17
Additional paid-in capital	11,649	11,603
Accumulated other comprehensive loss	(47)	(98)
Accumulated deficit	(11,884)	(11,679)
Total Stockholders’ Deficit	(265)	(157)
Total Liabilities and Stockholders’ Deficit	$8,802	$8,355

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010

Cash Flows from Operating Activities:
Net loss	$(205)	$(238)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	225
Non-cash compensation expense attributable to stock awards	25	16
Loss on extinguishments of debt, net	20	54
Change in fair value of embedded derivative	—	(2)
Accretion of debt discount and amortization of debt issuance costs	13	14
Accrued interest on long-term debt	(12)	(6)
Deferred income taxes	26	—
Gain on sale of property, plant and equipment and other assets	(2)	—
Other, net	2	(7)
Changes in working capital items:
Receivables	(29)	17
Other current assets	(13)	(7)
Payables	(4)	(17)
Deferred revenue	(3)	(16)
Other current liabilities	(22)	(41)
Net Cash Used in Operating Activities	—	(8)

Cash Flows from Investing Activities:
Capital expenditures	(115)	(82)
Increase in restricted cash and securities, net	(1)	—
Proceeds from the sale of property, plant and equipment	2	—
Net Cash Used in Investing Activities	(114)	(82)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	772	613
Payments on and repurchases of long-term debt	(198)	(714)
Net Cash Provided by (Used in) Financing Activities	574	(101)

Effect of Exchange Rates on Cash and Cash Equivalents	3	(6)

Net Change in Cash and Cash Equivalents	463	(197)

Cash and Cash Equivalents at Beginning of Period	616	836

Cash and Cash Equivalents at End of Period	$1,079	$639

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$156	$141
Income taxes paid, net of refunds	$—	$(2)

Non-cash Financing Activities:
Long-term debt issued in exchange transaction	$300	$—
Long-term debt retired in exchange transaction	$295	$—

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

The accompanying consolidated balance sheet as of December 31, 2010, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Correction of Immaterial Error

During the first quarter of 2011, Level 3 identified an error in the Company’s previously issued consolidated financial statements related to the recognition of deferred tax liabilities attributable to certain indefinite-lived intangible assets with an indeterminate future reversal period that the Company is unable to consider as a source of income for the realization of its deferred tax assets. The Company recorded income tax expense of approximately $26 million during the first quarter of 2011 for taxable temporary differences associated with deferred taxes on certain indefinite-lived intangible assets, The purchased indefinite-lived intangible assets arose in prior periods, and the adjustment did not affect income taxes paid, and did not materially affect any of the Company’s previously reported results of operations or financial condition, or the current period results of operations or financial condition.

(2) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and includes the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three months ended March 31, 2011 and March 31, 2010, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 703 million and 672 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2011 and March 31, 2010, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 45 million outperform stock options, restricted stock units and warrants outstanding at March 31, 2011 and March 31, 2010 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2011 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total

Balance at December 31, 2010	$1,427	$—	$1,427
Effect of foreign currency rate change	2	—	2
Balance at March 31, 2011	$1,429	$—	$1,429

Effective January 1, 2011, the Company adopted new accounting guidance that requires entities with goodwill assigned to reporting units with negative carrying value to perform an allocated fair value test of goodwill impairment if certain qualitative factors indicate that such goodwill could be impaired.  Based on its qualitative assessment as of January 1, 2011, the Company determined the test was not required.

There were no events or changes in circumstances during the first three months of 2011 that indicated the carrying value of goodwill may not be recoverable.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net

March 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(509)	$234
Patents and Developed Technology	141	(80)	61
	884	(589)	295

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(589)	$347

December 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(488)	$255
Patents and Developed Technology	140	(76)	64
	883	(564)	319

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(564)	$371

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $25 million for the three months ended March 31, 2011 and $23 million for the three months ended March 31, 2010.

As of March 31, 2011, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2011 (remaining nine months)	$69
2012	69
2013	51
2014	39
2015	28
Thereafter	39
$295

(5)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of March 31, 2011 and December 31, 2010. The Company also had embedded derivative contracts included in its financial position as of December 31, 2010. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at March 31, 2011 and December 31, 2010. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. See Note 6 — Derivative Financial Instruments. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $7.1 billion as of March 31, 2011 and $6.4 billion as of December 31, 2010.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of March 31, 2011 and December 31, 2010:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$98	$108	$—	$—	$98	$108
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	—	—	—	—	—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$98	$108	$—	$—	$98	$108
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$3,968	$2,885	$3,944	$2,789	$—	$—
Convertible Notes	1,325	1,788	586	697	1,084	1,189
Term Loans	1,679	1,679	1,653	1,632	—	—
Commercial Mortgage	66	67	—	—	80	79
Capital Leases and Other	29	29		—	29	29
Total Long-term Debt, including the current portion:	$7,067	$6,448	$6,183	$5,118	$1,193	$1,297

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $3.9 billion at March 31, 2011 and $2.8 billion at December 31, 2010 based on market prices. The fair value of each instrument was based on the March 31, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2019) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 are obligations of the Company and are not guaranteed by its subsidiaries.  The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are fully and unconditionally guaranteed by Level 3 Communications, Inc., subject to the receipt of regulatory approval with respect to the 9.375% Senior Notes due 2019, and Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Notes

The estimated fair value of the Company’s actively traded Convertible Notes, including the 3.5% Convertible Senior Notes due 2012 and the 6.5% Convertible Senior Notes due 2016, approximated $586 million at March 31, 2011.  The estimated fair value of the Company’s actively traded Convertible Notes was $697 million at December 31, 2010, including the above two notes as well as the 5.25% Convertible Senior Notes due 2011, which were redeemed in the first quarter of 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of March 31, 2011 and December 31, 2010 provided by large financial institutions that trade in the Company’s securities.  The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1.1 billion at March 31, 2011.  At December 31, 2010, the estimated fair value of the Company’s Convertible Notes that are not actively traded included the above notes and the 9% Convertible Senior Discount Notes due 2013, which were redeemed in the first quarter of 2011, was $1.2 billion.  To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows.  The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.7 billion at March 31, 2011 and $1.6 billion at December 31, 2010.  The fair value of each loan is based on the March 31, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion in aggregate principal value in Tranche A Term Loan and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

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

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $80 million and $79 million at March 31, 2011 and December 31, 2010, respectively, as compared to the carrying amounts of $66 million and $67 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(6) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 7 — Long-Term Debt). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

In March 2007, Level 3 Financing Inc., the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning in April 2007 and mature in January 2014. The Company uses interest rate swaps to convert specific variable rate debt issuances into fixed rate debt.  Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other.  The Company evaluates the effectiveness of the hedges on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. During the periods presented, these derivatives were used to hedge the variable cash flows associated with existing obligations. The Company recognizes any ineffective portion of the change in fair value of the hedged item in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness for the Company’s cash flow hedges was not material in any period presented.

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments.  The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing cost of the debt instruments. Certain of these derivative instruments were classified as liabilities at December 31, 2010 due to a potential requirement to settle the conversion rights in cash, as a result of the Company not having a sufficient number of authorized and unissued shares of common stock to cover all potentially convertible shares, for which the conversion rights were carried at fair value. As a result of the exchange and redemption of the Company’s outstanding 9% Convertible Senior Discount Notes due 2013 and 5.25% Convertible Senior Notes due 2011, the fair value of these derivative instruments, which was insignificant, was reclassified into stockholders’ equity during the first quarter of 2011, as the Company had sufficient authorized and unissued shares of common stock available to settle all of the potential conversion rights.  As a result of the September 2010 issuance of $175 million of 6.5% Convertible Senior Notes due in 2016, the Company did not have a sufficient number of authorized and unissued common shares available to settle all of the equity conversion rights and make-whole premiums associated with its convertible debt.  The fair value of the embedded derivative liability at December 31, 2010 was not significant.  The Company has recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the consolidated statements of operations. Changes in these derivatives resulted in the Company recognizing a $2 million gain during the three months ended March 31, 2010.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of March 31, 2011 and December 31, 2010, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$98	Other noncurrent liabilities	$108

Liability Derivatives
	March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$—

The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (in millions):

Derivatives designated as hedging instruments	2011	2010
Cash flow hedging contracts
Three months ended March 31,	$10	$(8)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	2011	2010
Cash flow hedging contracts:
Three months ended March 31,	Interest Expense	$(11)	$(12)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $46 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2011) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (in millions):

Derivatives not designated as	Location of Gain Recognized in
hedging instruments	Income/Loss on Derivative	2011	2010
Embedded equity conversion rights:
Three months ended March 31,	Other Income (Expense)—Other, net	$—	$2

(7) Long-Term Debt

As of March 31, 2011 and December 31, 2010, long-term debt was as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2014 (9.25%)	1,250	1,250
Floating Rate Senior Notes due 2015 (4.22% as of March 31, 2011 and 4.34% as of December 31, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	—
Senior Notes due 2019 (9.375%)	500	—
Convertible Senior Notes due 2011 (5.25%)	—	196
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	—	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	66	67
Capital Leases	29	29
Total Debt Obligations	7,140	6,527
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(1)
Premium on Senior Notes due 2014 (9.25%)	6	7
Discount on Senior Notes due 2018 (10.0%)	(12)	(12)
Discount on Senior Notes due 2019 (11.875%)	(11)	—
Discount on Senior Notes due 2019 (9.375%)	(10)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	—	(20)
Discount on Convertible Senior Notes due 2012 (3.5%)	(24)	(29)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(3)
Discount due to embedded derivative contracts	(18)	(21)
Total Unamortized (Discount) Premium	(73)	(79)
Carrying Value of Debt	7,067	6,448
Less current portion	(449)	(180)
Long-term Debt, less current portion	$6,618	$6,268

2011 Debt Issuance and Related Redemptions

11.875% Senior Notes Due 2019

In January 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 (“11.875% Senior Notes”). The Company issued a portion of its 11.875% Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. The net proceeds from the issuance of the 11.875% Senior Notes due 2019, which included an $11 million debt issuance discount, were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011.  The net discount of approximately $11 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method.  The 11.875% Senior Notes will mature on February 1, 2019 and are not guaranteed by the Company’s subsidiaries. Interest on the notes accrues at 11.875% per year and is payable on April 1 and October 1 of each year, beginning April 1, 2011.

Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes.

The 11.875% Senior Notes are subject to redemption at the option of Level 3 Communications, Inc. in whole or in part, at any time or from time to time, prior to February 1, 2015, at 100% of the principal amount of 11.875% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on or after April 1, 2015 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 1, of the years indicated below:

Year	Redemption Price
2015	105.938%
2016	102.969%
2017	100.000%

At any time or from time to time on or prior to February 1, 2014, the Company may redeem up to 35% of the original aggregate principal amount of the 11.875% Senior Notes at a redemption price equal to 111.875% of the principal amount of the 11.875% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, with the net cash proceeds contributed to the capital of Level 3 from one or more private placements of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 11.875% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 11.875% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and the 11.875% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with the offering, the Company entered into a registration rights agreement pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes. The 11.875% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

9.375% Senior Notes Due 2019

On March 4, 2011, the Company’s wholly owned subsidiary, Level 3 Financing, Inc. (“Level 3 Financing”) issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 (the “9.375% Senior Notes”) at a price of 98.001% of their principal amount. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing’s outstanding 9.25% Senior Notes due 2014 on April 4, 2011. The debt issuance discount of approximately $10 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method.  The 9.375% Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 has guaranteed the 9.375% Senior Notes. The 9.375% Senior Notes will mature on April 1, 2019. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on October 1, 2011.

Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes.

The 9.375% Senior Notes Due 2019 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, prior to April 1, 2015, at 100% of the principal amount of 9.375% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on or after April 1, 2015 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning April 1, of the years indicated below:

Year	Redemption Price
2015	104.688%
2016	102.344%
2017	100.000%

At any time or from time to time on or prior to April 1, 2014, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375% of the principal amount of the 9.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, with the net cash proceeds contributed to the capital of Level 3 Financing from one or more private placements or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 9.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 9.375% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and the 9.375% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On March 4, 2011, in connection with the offering, the Company entered into a registration rights agreement pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes. The 9.375% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

2011 Debt Redemptions and Exchanges

In connection with the issuance of the 11.875% Senior Notes due 2019, the Company redeemed the outstanding $196 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011 at a price of 100.75% of the principal amount and exchanged the outstanding $295 million aggregate principal amount of 9% Convertible Senior Discount Notes due 2013.

The Company recognized a loss of $20 million in the first quarter as a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013.

2010 Debt Issuances

6.5% Convertible Senior Notes Due 2016

During the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the “6.5% Convertible Senior Notes”). The net proceeds from the issuance of the 6.5% Convertible Senior Notes were approximately $170 million after deducting debt issuance costs. In connection with the issuance of the Company’s 6.5% Convertible Senior Notes, the Company granted an overallotment option to the underwriters to purchase up to an additional $26 million aggregate principal amount of these notes less the underwriting discount. The underwriters exercised the overallotment option in full during the fourth quarter of 2010, and the Company received net proceeds of approximately $25.5 million, after deducting underwriting discounts and commissions. The 6.5% Convertible Senior Notes will mature on October 1, 2016 and have an interest rate of 6.5% per annum with interest payable semiannually on April 1 and October 1, beginning April 1, 2011.

Debt issue costs of approximately $6 million were capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes.

10% Senior Notes Due 2018

During the first quarter of 2010, Level 3 Financing, Inc. issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “10% Senior Notes”) in a private offering. The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting a $13 million discount and approximately $14 million of debt issuance costs. The net proceeds were used to fund Level 3 Financing, Inc.’s purchase of its 12.25% Senior Notes due 2013 (the “12.25% Senior Notes”) in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 12—Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

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

Holders of the 12.25% Senior Notes, representing approximately 99.4% of the aggregate principal amount of the outstanding 12.25% Senior Notes, participated in the tender offer. At the expiration of the tender offer, an aggregate principal amount of approximately $547 million of notes had been tendered. The Company redeemed in full the remaining $3 million aggregate principal of the 12.25% Senior Notes, at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

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

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of March 31, 2011 (in millions):

2011 (remaining nine months)	$446
2012	299
2013	406
2014	2,494
2015	832
Thereafter	2,663
$7,140

See Note 13 — Subsequent Events, for additional information.

(8) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended
	March 31,
	2011	2010
OSO	$2	$3
Restricted Stock Units and Shares	4	6
401(k) Match Expense	3	2
Restricted Stock Unit Bonus Grant	16	5
	25	16
Capitalized Noncash Compensation	—	—
	$25	$16

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of March 31, 2011, there were approximately 16 million outperform stock option appreciation units (“OSOs”) outstanding, of which none were exercisable.  As of March 31, 2011, there were approximately 28 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation.  Effective April 1, 2010, the Company’s OSOs are granted quarterly to certain levels of management and its RSUs are granted annually on July 1 to management and certain other eligible employees.  During 2010 and 2011, there were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.

(9) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(205)	$(238)
Change in cumulative translation adjustment	42	(47)
Change in unrealized holding gain (loss) on interest rate swaps	10	(8)
Other, net	(1)	—
Comprehensive loss	$(154)	$(293)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	March 31, 2011	December 31, 2010

Cumulative translation adjustment	$97	$55
Accumulated net unrealized holding (loss) on investment and interest rate swaps	(98)	(108)
Other, net	(46)	(45)
Accumulated other comprehensive loss	$(47)	$(98)

(10)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s reportable segments include: communications and coal mining (see Note 1 — Significant Accounting Policies). Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment.

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

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Revenue from external customers:
Communications	$914	$900
Coal Mining	15	10
	$929	$910
Adjusted EBITDA:
Communications	$225	$202
Coal Mining	$—	$(2)

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Communications Services:
Core Network Services	$729	$701
Wholesale Voice Services	164	165
Other Communications	21	34
Total Communications Revenue	$914	$900

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three months ended March 31, 2011 and 2010 (in millions):

Three Months Ended March 31, 2011

	Communications	Coal Mining
Net loss	$(201)	$(1)
Income tax expense	27	—
Total other (income) expense	171	—
Depreciation and amortization expense	203	1
Non-cash compensation expense	25	—
Adjusted EBITDA	$225	$—

Total Net Loss for reportable segments		$(202)
Unallocated corporate expense		(3)
Consolidated Net Loss		$(205)

Three Months Ended March 31, 2010

	Communications	Coal Mining
Net loss	$(235)	$(2)
Income tax expense	1	—
Total other (income) expense	196	(1)
Depreciation and amortization expense	224	1
Non-cash compensation expense	16	—
Adjusted EBITDA	$202	$(2)

Total Net Loss for reportable segments		$(237)
Unallocated corporate expense		(1)
Consolidated Net Loss		$(238)

(11) Commitments, Contingencies and Other Items

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

During March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in a purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al. (Civil Case No. 09cv02914). The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara. The parties have agreed to a temporary stay of all activities in these actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above.

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

The parties have reached a settlement in principle and are preparing settlement documents for presentation to the court for approval.  Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these ERISA actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously if the settlement is not approved.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2011 and December 31, 2010, Level 3 had outstanding letters of credit of approximately $21 million and $22 million, respectively, which are collateralized by cash, which is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(12) Condensed Consolidating Financial Information

Level 3 Financing, a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.  Level 3 Communications, LLC will, subject to the receipt of regulatory approval, provide a guarantee of the 9.375% Senior Notes due 2019. See Note 7 — Long-Term Debt, for additional information.

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

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$560	$421	$(52)	$929
Costs and Expenses:
Cost of Revenue	—	—	212	209	(49)	372
Depreciation and Amortization	—	—	103	101	—	204
Selling, General and Administrative	—	—	307	53	(3)	357
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	—	—	622	363	(52)	933
Operating (Loss) Income	—	—	(62)	58	—	(4)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(57)	(98)	(1)	(1)	—	(157)
Interest income (expense) affiliates, net	210	361	(516)	(55)	—	—
Equity in net earnings (losses) of subsidiaries	(337)	(600)	42	—	895	—
Other, net	(21)	—	3	1	—	(17)
Other Income (Expense)	(205)	(337)	(472)	(55)	895	(174)
(Loss) Income Before Income Taxes	(205)	(337)	(534)	3	895	(178)
Income Tax Expense	—	—	—	(27)	—	(27)
Net (Loss) Income	$(205)	$(337)	$(534)	$(24)	$895	$(205)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$489	$478	$(57)	$910
Costs and Expenses:
Cost of Revenue	—	—	199	238	(54)	383
Depreciation and Amortization	—	—	108	117	—	225
Selling, General and Administrative	1	—	294	51	(3)	343
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	601	406	(57)	951
Operating (Loss) Income	(1)	—	(112)	72	—	(41)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(52)	(94)	—	(3)	—	(149)
Interest income (expense) affiliates, net	197	321	(455)	(63)	—	—
Equity in net earnings (losses) of subsidiaries	(384)	(557)	44	—	897	—
Other, net	2	(54)	—	5	—	(47)
Other Income (Expense)	(237)	(384)	(411)	(61)	897	(196)
(Loss) Income Before Income Taxes	(238)	(384)	(523)	11	897	(237)
Income Tax Expense	—	—	—	(1)	—	(1)
Net (Loss) Income	$(238)	$(384)	$(523)	$10	$897	$(238)

Condensed Consolidating Balance Sheets

March 31, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$215	$7	$779	$78	$—	$1,079
Restricted cash and securities	—	—	1	2	—	3
Receivable, net	—	—	73	222	—	295
Due from (to) affiliates	12,155	12,206	(26,805)	2,444	—	—
Other	4	16	56	33	—	109
Total Current Assets	12,374	12,229	(25,896)	2,779	—	1,486
Property, Plant and Equipment, net	—	—	2,895	2,381	—	5,276
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	527	1,249	—	1,776
Investment in Subsidiaries	(10,699)	(17,731)	3,331	—	25,099	—
Other Assets, net	16	47	7	74	—	144
Total Assets	$1,709	$(5,455)	$(19,115)	$6,564	$25,099	$8,802

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$1	$53	$273	$—	$328
Current portion of long-term debt	—	445	2	2	—	449
Accrued payroll and employee benefits	—	—	31	8	—	39
Accrued interest	38	95	—	1	—	134
Current portion of deferred revenue	—	—	116	35	—	151
Other	—	1	50	28	—	79
Total Current Liabilities	39	542	252	347	—	1,180

Long-Term Debt, less current portion	1,919	4,608	24	67	—	6,618
Deferred Revenue, less current portion	—	—	672	65	—	737
Other Liabilities	16	98	148	270	—	532

Commitments and Contingencies

Stockholders’ Equity (Deficit)	(265)	(10,703)	(20,211)	5,815	25,099	(265)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,709	$(5,455)	$(19,115)	$6,564	$25,099	$8,802

Condensed Consolidating Balance Sheets

December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$173	$7	$350	$86	$—	$616
Restricted cash and securities	—	—	1	1	—	2
Receivable, net	—	—	46	218	—	264
Due from (to) affiliates	11,927	11,424	(26,093)	2,742	—	—
Other	4	10	41	35	—	90
Total Current Assets	12,104	11,441	(25,655)	3,082	—	972
Property, Plant and Equipment, net	—	—	2,937	2,365	—	5,302
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	543	1,255	—	1,798
Investment in Subsidiaries	(10,437)	(17,176)	3,575	—	24,038	—
Other Assets, net	9	65	6	83	—	163
Total Assets	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$57	$271	$—	$329
Current portion of long-term debt	176	—	2	2	—	180
Accrued payroll and employee benefits	—	—	78	6	—	84
Accrued interest	47	99	—	—	—	146
Current portion of deferred revenue	—	—	115	36	—	151
Other	—	1	65	—	—	66
Total Current Liabilities	224	100	317	315	—	956
Long-Term Debt, less current portion	1,612	4,564	24	68	—	6,268
Deferred Revenue, less current portion	—	—	673	63	—	736
Other Liabilities	15	107	154	276	—	552
Commitments and Contingencies
Stockholders’ Equity (Deficit)	(157)	(10,441)	(19,741)	6,144	24,038	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(56)	$(77)	$—	$133	$—	$—

Cash Flows from Investing Activities:
Capital expenditures	—	—	(44)	(71)	—	(115)
Decrease in restricted cash and securities, net	—	—	—	(1)	—	(1)
Proceeds from sale of property, plant and equipment	—	—	1	1	—	2
Net Cash Used in Investing Activities	—	—	(43)	(71)	—	(114)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	480	—	—	—	772
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(197)	—	—	(1)	—	(198)
Increase (decrease) due from affiliates, net	3	(403)	472	(72)	—	—
Net Cash Provided by (Used in) Financing Activities	98	77	472	(73)	—	574

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	42	—	429	(8)	—	463
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$215	$7	$779	$78	$—	$1,079

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(49)	$(90)	$(20)	$151	$—	$(8)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(29)	(53)	—	(82)
Net Cash Used in Investing Activities	—	—	(29)	(53)	—	(82)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	613	—	—	—	613
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(115)	(598)	(1)	—	—	(714)
Increase (decrease) due from affiliates, net	(31)	74	89	(132)	—	—
Net Cash Provided by (Used in) Financing Activities	(146)	89	88	(132)	—	(101)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(6)	—	(6)
Net Change in Cash and Cash Equivalents	(195)	(1)	39	(40)	—	(197)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$41	$7	$470	$121	$—	$639

(13) Subsequent Events

As discussed in Note 7 - Long-Term Debt, the Company announced that Level 3 Financing would use proceeds from its March 2011 offering of $500 million aggregate principal amount of 9.375% Senior Notes due 2019, together with cash on hand, to redeem $443 million aggregate principal amount of its 9.25% Senior Notes due 2014 at a price of 104.625% of the principal amount.

The $443 million aggregate principal amount of its 9.25% Senior Notes due 2014 were retired on April 4, 2011. The Company will recognize a loss on extinguishment of the portion of the aggregate principal amount of its 9.25% Senior Notes due 2014 retired of approximately $23 million in the second quarter of 2011.

On April 10, 2011, the Company and a subsidiary of Level 3 entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Global Crossing Limited pursuant to which the Company will acquire Global Crossing Limited in a tax-free, stock-for-stock transaction valued at approximately $3 billion, based on Level 3’s closing stock price on April 8, 2011, including the assumption of approximately $1.1 billion of net debt.

In connection with this transaction, Level 3 Communications, Inc. has also signed a voting agreement and stockholder rights agreement with a subsidiary of Singapore Technologies Telemedia (“ST Telemedia”), the company that owns approximately 60 percent of Global Crossing Limited’s voting stock, whereby ST Telemedia has agreed to vote in favor of the transaction and allow ST Telemedia to designate members to the Level 3 Board of Directors approximately proportionate to their stock ownership.

Level 3 also announced the adoption of a Stockholder Rights Plan to protect its U.S. federal net operating losses from certain Internal Revenue Code Section 382 restrictions.  This plan is designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company’s ability to use its federal net operating losses in the future.

The acquisition of Global Crossing Limited is subject to regulatory approvals and customary closing conditions, and is expected to close before the end of 2011.  In addition, concurrently with the execution of the Amalgamation Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) that provides for a senior secured term loan facility in an aggregate amount of $650 million.  The Commitment Letter also provides for a $1.1 billion senior unsecured bridge facility, if up to $1.1 billion of senior notes or certain other securities are not issued by Level 3 Financing, Inc. or the Company to finance the Amalgamation on or prior to closing of the Amalgamation.  The Company expects the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate the Amalgamation and to refinance certain existing indebtedness of Global Crossing Limited.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

Communications revenue consists of:

•                  Core Network Services

•                  Wholesale Voice Services

•                  Other Communications Services

The first two categories of Communications revenue are in different phases of the service life cycle from Other Communication Services, requiring different levels of investment and focus, and providing different contributions to the Company’s Communications operating results. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its communications business. The Company also believes it must continue to effectively manage gross margin contribution from its Wholesale Voice Services and the positive cash flows from its Other Communications Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services revenue represents lower margin services. The Company believes that trends in its communications business are best gauged by analyzing revenue trends in Core Network Services. Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement”, which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

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

Data services primarily include the Company’s high speed Internet protocol service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and Ethernet virtual private network (“VPN”) services, content delivery network (“CDN”) services, and Vyvx broadcast services. Level 3’s Internet access service is a high quality and high-speed Internet access (“HSIP”) service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

The Company believes that one of the largest sources of future incremental demand for the Company’s Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2010 and expects that pricing for its high-speed IP services will continue to decline during 2011.

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

The Company has developed content distribution services through the acquisition of the Content Delivery Network services business (“CDN Business”) of SAVVIS, which it purchased in January 2007 from SAVVIS, and the acquisition of Dublin, Ireland based Servecast Ltd., which it purchased in July 2007. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents has and will continue to help the Company secure its commercial efforts in the heavily patented CDN market, in which a number of competitors have significant, patented intellectual property.

The Company’s Core Network Services also include local and enterprise voice services. Local voice services are primarily components that enable other service providers to deliver business or consumer-ready voice services to their end customers. Enterprise voice services are business-grade voice services that the Company sells directly to its business customers.

The following provides a discussion of the Company’s Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

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

•                  Mid-Market includes medium enterprises generally outside the Fortune® 300, regional service providers, certain academic institutions and state and local governments.

•                  The European revenue includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, large enterprises, and government and education sectors.

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

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Wholesale	$351	$343
Large Enterprise and Federal	144	136
Mid-Market	155	151
European	79	71
Total Core Network Services	$729	$701

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

The Company receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. In addition, a majority of the Company’s existing reciprocal compensation revenue is associated with agreements that are in effect through 2011 or beyond. The Company continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with local carriers as needed. The Company earns reciprocal compensation revenue from providing managed modem services, which are declining.  The Company also receives reciprocal compensation from its voice services.  In this case, reciprocal compensation is reported within Core Network Services revenue.

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

The Company is focusing its attention on the following operational and financial objectives:

•                  growing Core Network Services revenue by increasing sales and improving the customer experience to increase customer retention and reduce customer churn;

•                  achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

•                  reducing network costs and operating expenses;

•                  continuing to show improvement in Adjusted EBITDA as a percentage of revenue;

•                  localizing certain decision making and interaction with its mid-market enterprise customers, including leveraging its existing network assets;

•                  managing Wholesale Voice Services for margin contribution;

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

On April 10, 2011, the Company and a subsidiary of Level 3 entered into an Amalgamation Agreement with Global Crossing Limited pursuant to which the Company will acquire Global Crossing in a tax-free, stock-for-stock transaction valued at approximately $3 billion, based on Level 3’s closing stock price on April 8, 2011, including the assumption of approximately $1.1 billion of net debt.  The transaction will create a combined business with a unique capability to meet local, national and global customer requirements in a wide range of markets. The acquisition of Global Crossing Limited is subject to regulatory approvals and customary closing conditions and is expected to close before the end of 2011.  Level 3 will continue to evaluate acquisition opportunities and could make additional acquisitions in the future.

The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of any acquisitions. Successful integration of any acquired businesses will depend on the Company’s ability to manage the operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate any businesses or operations it acquires, the Company may experience material negative consequences to its business, financial condition or results of operations.

The Company has ongoing process and system development work that is being implemented as part of its continued efforts that have improved and are expected to further improve the full spectrum of the customer experience, including service activation and service management systems and customer billing as well as various operational efficiency improvements. The Company remains focused on auditing and migrating network inventory data from legacy applications to its central applications.

The Company continues to manage its cost structure and operating expenses carefully and to concentrate its capital expenditures on those technologies and assets that enable the Company to further develop its Core Network Services.  In addition, the Company’s operating results and financial condition could be negatively affected, if as a result of economic conditions:

•                  customers defer or forego purchases of the Company’s services;

•                  customers are unable to make timely payments to the Company;

•                  the demand for, and prices of, the Company’s services are reduced as a result of actions by the Company’s competitors or otherwise;

•                  key suppliers upon which the Company relies are unable to provide the Company with the materials or services it needs for its network on a timely basis; or

•                  the Company’s financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to the Company.

The Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.

In March 2011, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 in a private transaction. The net proceeds from the offering, together with cash on hand, was used to partially redeem approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011. (See Note 13 — Subsequent Events, of the Notes to Consolidated Financial Statements for additional information).

In January 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for all of the Company’s outstanding 9% Convertible Senior Discount Notes due 2013, and a portion of the net proceeds from another transaction were used to redeem the Company’s outstanding 5.25% Convertible Senior Notes due 2011.

In the third quarter of 2010, the Company issued $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the “6.5% Convertible Senior Notes”) and an additional $26 million aggregate principal amount in the fourth quarter, for a total of $201 million aggregate principal amount, for net proceeds of approximately $195 million. In addition, the Company repaid $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that had matured during the third quarter.

In the second quarter of 2010, the Company redeemed all of its outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 with available cash.  The Company recognized a loss on extinguishment of approximately $4 million.

In the first quarter of 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 for net proceeds of $613 million and repurchased $550 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer. The Company recognized a $55 million loss on the extinguishment of these notes.

Also in the first quarter of 2010, the Company repaid $111 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 that matured.  In addition, in various transactions during the first quarter of 2010, the Company, or its subsidiaries, repurchased $3 million in aggregate principal amount of 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million aggregate principal amount of 2.875% Convertible Senior Notes due 2010.  The Company recognized a net loss on these repurchases of less than $1 million.

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

Critical Accounting Policies

Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company’s critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,	Change
(dollars in millions)	2011	2010	%

Revenue:
Communications	$914	$900	2%
Coal Mining	15	10	50%
Total revenue	929	910	2%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	357	371	(4)%
Coal Mining	15	12	25%
Total Cost of Revenue	372	383	(3)%

Depreciation and Amortization	204	225	(9)%
Selling, General and Administrative	357	343	4%
Restructuring Charges	—	—	—%
Total Costs and Expenses	933	951	(2)%

Operating Loss	(4)	(41)	(90)%

Other Income (Expense):
Interest income	—	—	—%
Interest expense	(157)	(149)	5%
Loss on extinguishments of debt, net	(20)	(54)	(63)%
Other, net	3	7	(57)%
Total Other Expense	(174)	(196)	(11)%

Loss Before Income Taxes	(178)	(237)	(25)%

Income Tax Expense	(27)	(1)	NM

Net Loss	$(205)	$(238)	(14)%

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Communications Services:
Core Network Services	$729	$701
Wholesale Voice Services	164	165
Other Communications Services	21	34
Total Communications Revenue	$914	$900

Comparisons of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Communications Revenue increased approximately 2% in the first quarter of 2011 compared to the first quarter of 2010. The increase in Communications revenue was driven by strong growth in the Company’s Core Network Services revenue from several existing services offset by declines in Wholesale Voice Services revenue and Other Communications Services revenue.

The Company experienced increases within Core Network Services in the three months ended March 31, 2011 compared to the same period of 2010, primarily within transport, data, and IP services, offset by declines in local voice and enterprise voice services. The Company experienced strong growth in data and IP services revenue during the first quarter of 2011, which continues to be driven by end customer demand for enterprise bandwidth requirements, as well as rich content distribution driving sales in both CDN and service product revenue.  The growth in transport services is primarily due to strong demand for broadband services, such as wavelengths and Ethernet, offset slightly by declines in longhaul and private line services. The decline within local voice and enterprise voice services during the first quarter of 2011 is primarily the result of an expected reduction in revenue supporting a contract with the U.S. Census Bureau in the second half of 2010. The Company continues to experience strong demand for transport, infrastructure and data services for complex nationwide solutions, colocation capacity in large markets, and its CDN services.

The decrease in Wholesale Voice Services revenue in the three months ended March 31, 2011 compared to the same period in 2010 is primarily due to decreases in toll free services and international voice termination services.  The international voice termination services continued to experience pricing pressure driven by market competition. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Services revenue declined to $21 million in the three months ended March 31, 2011, from $34 million in the three months ended March 31, 2010. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the three months ended March 31, 2011 compared to the same period of 2010 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

Also contributing to the decrease in Other Communications Services revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network.

Coal mining revenue increased to $15 million in the three months ended March 31, 2011 from $10 million in the same period of 2010 related to an increase in contractual selling prices with customers in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011, partially offset by a decrease in volume of tons mined attributable to the expiration of certain long term sales contracts that occurred earlier in 2010.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue, decreased to 39.1% in the three months ended March 31, 2011 compared to 41.2% in the three months ended March 31, 2010. The Company has benefited from higher margin on-net Core Network Services and an improving gross margin mix.  Additionally, the Company continues to decrease its lower margin voice and certain private line services, and to implement initiatives to reduce both fixed and variable network expenses.

Coal mining cost of revenue approximated 100% of coal mining revenue in the three months ended March 31, 2011 and 120% in the three months ended March 31, 2010.  The decrease in coal mining cost of revenue as a percentage of coal mining revenue in the three months ended March 31, 2011 compared to the same period in 2010 is primarily driven by higher revenue in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011.

Depreciation and Amortization expense decreased 9% to $204 million in the first quarter of 2011 from $225 million in the first quarter of 2010. The decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

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

Selling, general and administrative expenses increased 4% to $357 million in the first quarter of 2011 compared to $343 million in the first quarter of 2010.  The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase its sales, support and customer installation activity headcount during 2011.  Included in selling, general and administrative expenses in the three months ended March 31, 2011 and 2010, were $25 million and $16 million, respectively, of non-cash, stock-based compensation expenses related to grants and expected grants of outperform stock options, restricted stock units, restricted stock shares, shares issued and accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan.  The increase in the non-cash, stock-based compensation expense is primarily due to higher headcount and lower non-cash compensation awards in 2010 than those expected in 2011.

Restructuring Charges remained constant at less than $1 million in the first quarter of 2011 compared to the same period of 2010, as the Company had not initiated any significant new workforce reduction plans in 2010 or 2011.

The Company may experience further restructuring charges in 2011 in connection with the efforts to optimize its cost structure or other reasons. Additional restructuring activities could result in additional headcount reductions and related charges.

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

Note 10- Segment Information, of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $225 million in the first quarter of 2011 compared to $202 million in the first quarter of 2010. The increase in Adjusted EBITDA for the three months ended March 31, 2011 for the communications business is primarily attributable to the growth in the Company’s revenue, in addition to the decline in cost of revenue, offset slightly by higher selling, general and administrative expenses during the first three months of 2011.

Interest Income remained constant at less than $1 million in the first quarter of 2011 and the same period of 2010, due to low average returns on the Company’s investment portfolio, as well as a decrease in the average invested balance during the respective periods.

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

Interest Expense increased 5% to $157 million in the first quarter of 2011 from $149 million in the first quarter of 2010. Interest expense increased as a result of higher average interest rates in 2011 as compared to 2010, and higher average debt balance for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The Company expects annual interest expense in 2011 to approximate $625 million based on the Company’s outstanding debt as of March 31, 2011 taking into consideration the forecasted interest rates on the Company’s variable rate debt and the partial redemption of approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011.  See Note 7 - Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Loss on extinguishment of debt, net was a loss of $20 million in the three months ended March 31, 2011, compared to a loss of $54 million in the three months ended March 31, 2010.  The loss recorded during the first quarter of 2010 was primarily attributable to the $54 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010.  The loss of $20 million recorded in the first quarter of 2011 was a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013.  See Note 7 - Long-Term Debt, of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $3 million of income in the first quarter of 2011 compared to $7 million of income in the first quarter of 2010. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $27 million in the three months ended March 31, 2011 and $1 million in the same period in 2010.  The income tax expense in 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to use to offset its deferred tax assets.  See Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for additional details.  The income tax expense in 2010 is primarily related to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - March 31, 2011

Cash flows used in operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010, respectively are summarized as follows:

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2011	2010	Change

Net Cash Used in Operating Activities	$—	$(8)	$8
Net Cash Used in Investing Activities	(114)	(82)	(32)
Net Cash (Used in) Provided by Financing Activities	574	(101)	675
Effect of Exchange Rates on Cash and Cash Equivalents	3	(6)	9
Net Change in Cash and Cash Equivalents	$463	$(197)	$660

Operating Activities

Cash used in operating activities decreased by $8 million during the three months ended March 31, 2011 compared to the same period in 2010. The decrease in cash used in operating activities was primarily due to a decrease in the Company’s net loss of approximately $33 million in the three months ended March 31, 2011 compared to the same period in 2010, partially offset by an increase in the use of cash for working capital items recognized in the three months ended March 31, 2011.

Investing Activities

Cash used in investing activities increased by $32 million during the three months ended March 31, 2011 compared to the same period of 2010 primarily as a result of additional capital expenditures, which totaled $115 million for the three months ended March 31, 2011 and $82 million for the same period of 2010.

Financing Activities

Cash provided by financing activities was $574 million during the three months ended March 31, 2011 compared to a use of cash of $101 million in the same period of 2010 as a result of a decrease in debt payments and repurchases, and an increase in new issuances in 2011.  See Note 7 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred a net loss of $205 million during the three months ended March 31, 2011 and $238 million during the same period of 2010. The Company used $115 million for capital expenditures and had $574 million of cash provided by financing activities in the three months ended March 31, 2011. This compares to $82 million of cash used for capital expenditures and $101 million of cash flows used in financing activities for the same period of 2010.

Cash interest payments are expected to increase to approximately $555 million in 2011 from the $523 million made in 2010 based on current debt outstanding and forecasted interest rates on the Company’s variable rate debt outstanding, including the partial redemption of approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011. Capital expenditures for 2011 are expected to be slightly higher than the $436 million incurred in 2010 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of March 31, 2011, and including the partial redemption of approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 completed in April 2011, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments, of approximately $3 million that mature in 2011, $299 million that mature in 2012, and $406 million that mature in 2013.

In March 2011, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 in a private transaction. The net proceeds from the offering, together with cash on hand, was used to partially redeem approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011. (See Note 13 — Subsequent Events, of the Notes to Consolidated Financial Statements for additional information).

In January 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for all of the Company’s outstanding 9% Convertible Senior

Discount Notes due 2013, and a portion of the net proceeds from another transaction were used to redeem the Company’s outstanding 5.25% Convertible Senior Notes due 2011.

In the second half of 2010, the Company issued $201 million total aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 for net proceeds of approximately $195 million. In addition, the Company also repaid the remaining $38 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 that had matured during the third quarter of 2010.

In early 2010, Level 3 Financing, Inc. issued $640 million aggregate principal amount of 10% Senior Notes due 2018 in a private offering. In conjunction with a concurrent tender offer and consent solicitation, the proceeds from this issuance were used to repurchase $547 million aggregate principal amount of its 12.25% Senior Notes due 2013. The Company also repaid $111 million of its 6% Convertible Subordinated Notes due 2010 that matured on March 15, 2010, repurchased the remaining $3 million aggregate principal amount of the 12.25% Senior Notes due 2013, and repurchased an additional $8 million in various transactions throughout the first quarter of 2010.

Level 3 had $1,079 million of cash and cash equivalents on hand at March 31, 2011. In addition, $123 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

On April 10, 2011, the Company, Apollo Amalgamation Sub, Ltd., a Bermuda exempted limited liability company and a direct wholly owned subsidiary of the Company (“Amalgamation Sub”), and Global Crossing Limited, a Bermuda exempted limited liability company (“Global Crossing”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Amalgamation Sub and Global Crossing will amalgamate pursuant to Bermuda law  (the “Amalgamation”).  Concurrently with the execution of the Amalgamation Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), and Citigroup Global Markets Inc. (“CGMI” and, together with Bank of America and Merrill Lynch, the “Lenders”).  The Commitment Letter was subsequently amended and restated on April 19, 2011, to add Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., Credit Suisse AG and Credit Suisse Securities (USA) LLC as Lenders.  Level 3 expects the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate the Amalgamation and to refinance certain existing indebtedness of Global Crossing. The Commitment Letter provides for a senior secured term loan facility in an aggregate amount of $650 million. The Commitment Letter also provides for a $1.1 billion senior unsecured bridge facility, if up to $1.1 billion of senior notes or certain other securities are not issued by Level 3 Financing, Inc. or the Company to finance the Amalgamation on or prior to the closing of the Amalgamation. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

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

Consolidation of the communications industry is expected to continue. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2011, the Company had borrowed a total of $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015, that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2011, was approximately 4.1%.

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

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at March 31, 2011. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At March 31, 2011, the Company had $5.2 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.4%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2010, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. For example, these risks now include the Company’s ability to successfully complete the pending acquisition of Global Crossing, including timely receipt all stockholder and regulatory approvals, and realization of the anticipated benefits of the transaction. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2010, have not materially changed other than as set forth below.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $178 million for the three months ended March 31, 2011.  Level 3 had deficiencies of earnings to cover fixed charges of approximately $237 million for the three months ended March 31, 2010, approximately $713 million for the fiscal year ended December 31, 2010, approximately $617 million for the fiscal year ended December 31, 2009, approximately $264 million for the fiscal year ended December 31, 2008, approximately $1.1 billion for the fiscal year ended December 31, 2007, and approximately $742 million for the fiscal year ended December 31, 2006.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of March 31, 2011, Level 3 had an aggregate of approximately $7.1 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $265 million of stockholders’ deficit. Of this long-term debt, and including the April 2011 partial redemption of approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014, approximately $3 million is due to mature in the remaining nine months of 2011, approximately $299 million is due to mature in 2012, and $406 million that mature in 2013, in each case excluding debt discounts, premiums and fair value adjustments.

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

Level 3 may not be able to successfully or timely complete the pending acquisition of Global Crossing or realize the anticipated benefits of the transaction.

The completion of the pending Global Crossing transaction is subject to the satisfaction of certain conditions set forth in the Amalgamation Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and applicable antitrust laws in certain other jurisdictions, receipt of certain regulatory and governmental approvals (including receipt of approval from the Federal Communications Commission and the Committee on Foreign Investment in the United States), there being no material adverse effect on the Company or Global Crossing prior to the closing of the transaction and other customary conditions.  The transaction also requires the approval of both the Global Crossing’s shareholders and the Company’s stockholders.  The Company will be unable to complete the pending acquisition of Global Crossing until each of the conditions to closing is either satisfied or waived.

In deciding whether to grant certain of the government approvals, the relevant governmental entity will make a determination of whether, among other things, the transaction is in the public interest. Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review.  Level 3 can provide no assurance that it will obtain the necessary approvals or that any required conditions will not have a material adverse effect on the Company following the completion of the Global Crossing transaction.  In addition, Level 3 can provide no assurance that these conditions will not result in the abandonment of the Global Crossing transaction.  Depending on the reasons for not completing the transaction, the Company could be required to pay Global Crossing a termination fee that ranges from $70 million to $120 million and, in certain circumstances, certain expenses incurred by Global Crossing in pursuing the Amalgamation.

For these and other reasons, the Company’s failure to complete the Global Crossing transaction could adversely affect the Company’s business, operating results or financial condition, and could negatively affect the trading price of the Company’s equity and debt securities.  If the Global Crossing transaction is completed, Level 3 can provide no assurance that the anticipated benefits of the transaction will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of Global Crossing’s operations into Level 3’s will not be greater than expected.

ITEM 5.   OTHER INFORMATION.

Mine and Health Administration Safety Disclosure and Pattern or Potential Pattern of Violations.

We are engaged in coal mining through our subsidiary, KCP, Inc. (“KCP”).  KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons’, Inc. (“PKS”). Decker Coal Company (“Decker”) is a joint venture with Western Minerals, Inc., which is a subsidiary of Cloud Peak Energy Inc.  Black Butte Coal Company (“Black Butte”) is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is located in southwestern Wyoming. The coal mines use the surface mining method.  We also own other properties that were formerly engaged in surface mining of coal, but those properties have either been fully reclaimed and are on a monitoring status or are in the process of being reclaimed.

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

For the three months ended March 31, 2011, in accordance with Section 1503 of the Act, we present the following information with respect to the mines that we operate and those in which we have a 50 percent joint venture ownership interest:

Item	Big Horn Mine	Black Butte Mine	Decker Mine	Rosebud Mine
Section 104 S&S citations (#)(1)	—	2	1	—
Section 104(b) orders (#)(2)	—	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—	—
Section 107(a) orders (#)(5)	—	—	—	—
Proposed MSHA assessments ($)(6)	—	$7,768	$3,889	—
Fatalities (#)(7)	—	—	—	—
Section 104(e) notices(8)	—	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	32	1	—

(1)

Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the Act) for which we received a citation from MSHA.

(2)	Total number of orders issued under section 104(b) of the Act (30 U.S.C. 814(b)).

(3)	Total number of citations and orders for unwarrantable failure of Level 3 to comply with mandatory health or safety standards under section 104(d) of the Act (30 U.S.C. 814(d)).

(4)	Total number of flagrant violations under section 110(b)(2) of the Act (30 U.S.C. 820(b)(2)).

(5)	Total number of imminent danger orders issued under section 107(a) of the Act (30 U.S.C. 817(a)).

(6)	Total dollar value of proposed assessments from MSHA under the Act (30 U.S.C. 801 et seq.).

(7)	Total number of mining-related fatalities.

(8)

Any coal mines owned and operated by us that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or (B) the potential to have such a pattern.

(9)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving a coal mine owned and operated by us.

Item 6.                         Exhibits

Exhibits filed as a part of this report are listed below.

12	Statements Re Computation of Ratios

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 6, 2011	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer