Form 10-Q
period 2011-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2011-08-04
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of each class of the issuer’s common stock, as of July 29, 2011:

Common Stock: 1,782,267,194 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Revenue:
Communications	$913	$892	$1,827	$1,792
Coal Mining	19	16	34	26
Total Revenue	932	908	1,861	1,818

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	347	358	704	729
Coal Mining	19	16	34	28
Total Cost of Revenue	366	374	738	757

Depreciation and Amortization	207	223	411	448
Selling, General and Administrative	357	338	714	681
Restructuring Charges	—	1	—	1
Total Costs and Expenses	930	936	1,863	1,887

Operating Income (Loss)	2	(28)	(2)	(69)

Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(160)	(145)	(317)	(294)
Loss on extinguishments of debt, net	(23)	(5)	(43)	(59)
Other, net	3	9	6	16
Total Other Expense	(180)	(141)	(354)	(337)

Loss Before Income Taxes	(178)	(169)	(356)	(406)

Income Tax Expense	(3)	—	(30)	(1)

Net Loss	$(181)	$(169)	$(386)	$(407)

Basic and Diluted Loss per Share	$(0.11)	$(0.10)	$(0.23)	$(0.25)

Shares Used to Compute Basic and Diluted Loss per Share (in thousands):	1,703,838	1,660,009	1,692,574	1,653,743

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, expect par value)	June 30, 2011	December 31, 2010

Assets

Current Assets:
Cash and cash equivalents	$584	$616
Restricted cash and securities	632	2
Receivables, less allowances for doubtful accounts of $18 and $17, respectively	294	264
Other	112	90
Total Current Assets	1,622	972

Property, Plant and Equipment, net of accumulated depreciation of $7,658 and $7,241, respectively	5,228	5,302
Restricted Cash and Securities	120	120
Goodwill	1,429	1,427
Other Intangibles, net	323	371
Other Assets, net	140	163
Total Assets	$8,862	$8,355

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$336	$329
Current portion of long-term debt	875	180
Accrued payroll and employee benefits	65	84
Accrued interest	169	146
Current portion of deferred revenue	144	151
Other	83	66
Total Current Liabilities	1,672	956

Long-Term Debt, less current portion	6,349	6,268
Deferred Revenue, less current portion	745	736
Other Liabilities	528	552
Total Liabilities	9,294	8,512

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,900,000,000 shares: 1,705,394,953 issued and outstanding at June 30, 2011 and 1,670,478,384 issued and outstanding at December 31, 2010	17	17
Additional paid-in capital	11,657	11,603
Accumulated other comprehensive loss	(41)	(98)
Accumulated deficit	(12,065)	(11,679)
Total Stockholders’ Deficit	(432)	(157)
Total Liabilities and Stockholders’ Deficit	$8,862	$8,355

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(dollars in millions)	June 30, 2011	June 30, 2010

Cash Flows from Operating Activities:
Net loss	$(386)	$(407)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	411	448
Non-cash compensation expense attributable to stock awards	42	30
Loss on extinguishments of debt, net	43	59
Change in fair value of embedded derivative	—	(10)
Accretion of debt discount and amortization of debt issuance costs	27	28
Accrued interest on long-term debt	23	4
Deferred income taxes	27	(2)
Other, net	(10)	—
Changes in working capital items:
Receivables	(27)	7
Other current assets	(18)	(12)
Payables	3	(5)
Deferred revenue	(4)	(27)
Other current liabilities	—	(36)
Net Cash Provided by Operating Activities	131	77

Cash Flows from Investing Activities:
Capital expenditures	(240)	(186)
(Increase) Decrease in restricted cash and securities, net	(34)	4
Proceeds from the sale of property, plant and equipment	4	—
Net Cash Used in Investing Activities	(270)	(182)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	766	613
Payments on and repurchases of long-term debt	(662)	(890)
Net Cash Provided by (Used in) Financing Activities	104	(277)

Effect of Exchange Rates on Cash and Cash Equivalents	3	(12)

Net Change in Cash and Cash Equivalents	(32)	(394)

Cash and Cash Equivalents at Beginning of Period	616	836

Cash and Cash Equivalents at End of Period	$584	$442

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$267	$262
Income taxes paid, net of refunds	$1	$(1)

Non-cash Investing and Financing Activities:
Long-term debt issued and proceeds placed into escrow	$600	$—
Long-term debt issued in exchange transaction	$300	$—
Long-term debt retired in exchange transaction	$295	$—

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

The accompanying consolidated balance sheet as of December 31, 2010, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Correction of Immaterial Error

During the first quarter of 2011, Level 3 identified an error in the Company’s previously issued consolidated financial statements related to the recognition of deferred tax liabilities attributable to certain indefinite-lived intangible assets with an indeterminate future reversal period that the Company is unable to consider as a source of income for the realization of its deferred tax assets. The Company recorded income tax expense of approximately $26 million during the first quarter of 2011 for taxable temporary differences associated with deferred taxes on certain indefinite-lived intangible assets. The purchased indefinite-lived intangible assets arose in prior periods, and the adjustment did not affect income taxes paid, and did not materially affect any of the Company’s previously reported results of operations or financial condition, or the current period results of operations or financial condition.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the prominence of other comprehensive income in financial statements by requiring an entity to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The amendment also eliminates the option to present other comprehensive income in the statement of changes in equity.  Level 3 is required to adopt this guidance retrospectively as of January 1, 2012.

(2) Pending Acquisition of Global Crossing

On April 10, 2011, the Company and a subsidiary of Level 3 entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Global Crossing Limited (“Global Crossing”) pursuant to which the Company expects to acquire Global Crossing in a tax-free, stock-for-stock (the “Amalgamation”) transaction valued at approximately $3 billion, based on Level 3’s closing stock price on April 8, 2011, including the assumption of approximately $1.1 billion of net debt. See Note 14 — Subsequent Events for additional information.

In connection with this transaction, Level 3 has also signed a voting agreement and stockholder rights agreement with a subsidiary of Singapore Technologies Telemedia (“ST Telemedia”), the company that owns approximately 60 percent of Global Crossing’s voting stock, whereby ST Telemedia has agreed to vote in favor of the transaction and allow ST Telemedia to designate members to the Level 3 Board of Directors approximately proportionate to their stock ownership.

Level 3 also announced the adoption of a Stockholder Rights Plan to protect its U.S. federal net operating losses from certain Internal Revenue Code Section 382 restrictions.  This plan is designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company’s ability to use its federal net operating losses in the future.

The acquisition of Global Crossing Limited is subject to regulatory approvals and customary closing conditions.  The Company is responding to regulatory requests for additional information and continues to expect that the transaction will close before the end of 2011.

In addition, concurrently with the execution of the Amalgamation Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) that provides for a senior secured term loan facility in an aggregate amount of $650 million. In July 2011, the Company announced the marketing of a $650 million senior secured term loan, the proceeds of which will be used to reduce the senior secured portion of the bridge commitment to zero and will be used to complete the financings necessary to effect the Global Crossing transaction.  The Commitment Letter also provides for a $1.1 billion senior unsecured bridge facility, if up to $1.1 billion of senior notes or certain other securities are not issued by Level 3 Financing, Inc., the Company or another of its subsidiaries to finance the Amalgamation on or prior to closing of the acquisition. The Company, through an indirect wholly owned subsidiary, Level 3 Escrow, Inc., issued $600 million in aggregate principal amount of that subsidiary’s 8.125% Senior Notes due 2019 in June 2011(see Note 8 — Long-Term Debt), and subsequently sold in July 2011 an additional $600 million aggregate principal amount of that subsidiary’s 8.125% Senior Notes due 2019 (see Note 14 — Subsequent Events), which in aggregate, reduce the financing commitment provided by the senior unsecured bridge facility to zero. The Company expects the financings, together with cash balances, to be sufficient to provide the financing necessary to consummate the Amalgamation and to refinance certain existing indebtedness of Global Crossing.

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and includes the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and six months ended June 30, 2011 and 2010, because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 703 million and 624 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2011 and 2010, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 43 million and 39 million outperform stock options, restricted stock units and warrants outstanding at June 30, 2011 and 2010 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2011 are as follows (in millions):

	Communications Segment	Coal Mining Segment	Total

Balance at December 31, 2010	$1,427	$—	$1,427
Effect of foreign currency rate change	2	—	2
Balance at June 30, 2011	$1,429	$—	$1,429

Effective January 1, 2011, the Company adopted new accounting guidance that requires entities with goodwill assigned to reporting units with negative carrying value to perform an allocated fair value test of goodwill impairment if certain qualitative factors indicate that such goodwill could be impaired.  Based on its qualitative assessment as of January 1, 2011, the Company determined the test was not required. Furthermore, there were no events or changes in circumstances during the first six months of 2011 that indicated the carrying value of goodwill may not be recoverable.

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net

June 30, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(529)	$214
Patents and Developed Technology	141	(84)	57
	884	(613)	271

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$936	$(613)	$323

December 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(488)	$255
Patents and Developed Technology	140	(76)	64
	883	(564)	319

Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(564)	$371

During the third quarter of 2010, the Company determined that the useful life of certain customer relationships and developed technology should be reduced based on adverse economic conditions affecting customer attrition associated with these assets, which prospectively increased amortization expense by approximately $3 million during the six months ended June 30, 2011.

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $24 million and $49 million for the three and six months ended June 30, 2011 and $23 million and $46 million for the three and six months ended June 30, 2010.

As of June 30, 2011, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2011 (remaining six months)	$45
2012	69
2013	51
2014	39
2015	28
2016	21
Thereafter	18
$271

(6)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of June 30, 2011 and December 31, 2010. The Company also had embedded derivative contracts included in its financial position as of December 31, 2010. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at June 30, 2011 and December 31, 2010. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. See Note 7 — Derivative Financial Instruments. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $7.2 billion as of June 30, 2011 and $6.4 billion as of December 31, 2010.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of June 30, 2011 and December 31, 2010:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$100	$108	$—	$—	$100	$108
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	—	—	—	—	—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$100	$108	$—	$—	$100	$108
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$4,120	$2,885	$4,307	$2,789	$—	$—
Convertible Notes	1,331	1,788	718	697	1,419	1,189
Term Loans	1,679	1,679	1,655	1,632	—	—
Commercial Mortgage	66	67		—	79	79
Capital Leases and Other	28	29		—	28	29
Total Long-term Debt, including the current portion:	$7,224	$6,448	$6,680	$5,118	$1,526	$1,297

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $4.3 billion at June 30, 2011 and $2.8 billion at December 31, 2010 based on market prices. The fair value of each instrument was based on the June 30, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2019) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 are obligations of the Company and are not guaranteed by its subsidiaries.  The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are fully and unconditionally guaranteed by Level 3 Communications, Inc., and with respect to the 9.375% Senior Notes due 2019, are also fully and unconditionally guaranteed by Level 3 Communications, LLC, which is a first tier, wholly owned subsidiary of Level 3 Financing, Inc.

Convertible Notes

The estimated fair value of the Company’s actively traded Convertible Notes, including the 3.5% Convertible Senior Notes due 2012 and the 6.5% Convertible Senior Notes due 2016, approximated $718 million at June 30, 2011.  The estimated fair value of the Company’s actively traded Convertible Notes was $697 million at December 31, 2010, including the two notes above as well as the 5.25% Convertible Senior Notes due 2011, which were redeemed in the first quarter of 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of June 30, 2011 and December 31, 2010 provided by large financial institutions that trade in the Company’s securities.  The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1.419 billion at June 30, 2011.  A portion of the Company’s 15% Convertible Senior Notes due in 2013 were converted subsequent to June 30, 2011, as discussed in Note 14 — Subsequent Events. At December 31, 2010, the estimated fair value of the Company’s Convertible Notes that are not actively traded included the above notes and the 9% Convertible Senior Discount Notes due 2013, which were redeemed in the first quarter of 2011, was $1.2 billion.  To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.7 billion at June 30, 2011 and $1.6 billion at December 31, 2010, respectively.  The fair value of each loan is based on the June 30, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion Tranche A Term Loan (aggregate principal value) and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

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

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $79 million at June 30, 2011 and December 31, 2010 as compared to the carrying amounts of $66 million and $67 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(7) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 8 — Long-Term Debt). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

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

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments.  The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing cost of the debt instruments. The Company did not have a remaining liability associated with its equity conversion rights as of June 30, 2010.  As a result of the September 2010 issuance of $175 million of 6.5% Convertible Senior Notes due in 2016, the Company did not have a sufficient number of authorized and unissued common shares available to settle all of the equity conversion rights and make-whole premiums associated with its convertible debt. Certain of these derivative instruments were classified as liabilities at December 31, 2010 due to a potential requirement to settle the conversion rights in cash as a result of the Company not having a sufficient number of authorized and unissued shares of common stock to cover all potentially convertible shares, for which the conversion rights were carried at fair value. The fair value of the embedded derivative liability at December 31, 2010 was not significant. As a result of the exchange and redemption of the Company’s outstanding 9% Convertible Senior Discount Notes due 2013 and 5.25% Convertible Senior Notes due 2011, the fair value of these derivative instruments, which was insignificant, was reclassified into stockholders’ equity during the first quarter of 2011, as the Company had sufficient authorized and unissued shares of common stock available to settle all of the potential conversion rights.  The Company has recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the consolidated statements of operations.  As the Company was no longer required to recognize a liability for the equity conversion rights associated with its debt instruments during the first quarter 2011, Level 3 did not have any gains or losses reflected in its operating results for the three and six months ended June 30, 2011. Changes in these derivatives resulted in the Company recognizing a $8 million and $10 million gain during the three and six months ended June 30, 2010.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of June 30, 2011, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	June 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$100	Other noncurrent liabilities	$108

Liability Derivatives
	June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$—

The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (in millions):

Derivatives designated as hedging instruments	2011	2010
Cash flow hedging contracts
Three months ended June 30,	$(2)	$(13)
Six months ended June 30,	$8	$(21)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	2011	2010
Cash flow hedging contracts:
Three months ended June 30,	Interest Expense	$(12)	$(11)
Six months ended June 30,	Interest Expense	$(23)	$(23)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $46 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2011) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (in millions):

Derivatives not designated as	Location of Gain Recognized in
hedging instruments	Income/Loss on Derivative	2011	2010
Embedded equity conversion rights:
Three months ended June 30,	Other Income (Expense)—Other, net	$—	$8
Six months ended June 30,	Other Income (Expense)—Other, net	$—	$10

(8) Long-Term Debt

As of June 30, 2011 and December 31, 2010, long-term debt was as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
Senior Secured Term Loan due 2014	$1,680	$1,680
Senior Notes due 2014 (9.25%)	807	1,250
Floating Rate Senior Notes due 2015 (4.215% as of June 30, 2011 and 4.344% as of December 31, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	—
Senior Notes due 2019 (9.375%)	500	—
Senior Notes due 2019 (8.125%)	600	—
Convertible Senior Notes due 2011 (5.25%)	—	196
Convertible Senior Notes due 2012 (3.5%)	294	294
Convertible Senior Notes due 2013 (15.0%)	400	400
Convertible Senior Discount Notes due 2013 (9.0%)	—	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	66	67
Capital Leases	28	29
Total Debt Obligations	7,296	6,527
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(1)
Premium on Senior Notes due 2014 (9.25%)	4	7
Discount on Senior Notes due 2018 (10.0%)	(11)	(12)
Discount on Senior Notes due 2019 (11.875%)	(11)	—
Discount on Senior Notes due 2019 (9.375%)	(10)	—
Discount on Senior Notes due 2019 (8.125%)	(4)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	—	(20)
Discount on Convertible Senior Notes due 2012 (3.5%)	(20)	(29)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(3)
Discount due to embedded derivative contracts	(16)	(21)
Total Unamortized (Discount) Premium	(72)	(79)
Carrying Value of Debt	7,224	6,448
Less current portion	(875)	(180)
Long-term Debt, less current portion	$6,349	$6,268

Approximately $294 million of the Company’s 3.5% Convertible Senior Notes due 2012 have been reclassified into the current portion of long-term debt based on the contractual maturity date in June 2012. In addition, approximately $600 million aggregate principal of Level 3 Escrow’s 8.125% Senior Notes due 2019 have been presented within the current portion of long-term debt due to certain conditions discussed below.

2011 Debt Issuance and Related Redemptions

8.125% Senior Notes Due 2019

In June 2011, Level 3 Escrow, Inc. (“Level 3 Escrow”), an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 (the “8.125% Senior Notes”). The Company issued the 8.125% Senior Notes due 2019 to investors at a price of 99.264% of their principal amount. The debt issuance discount of approximately $4 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could require Level 3 Escrow to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes is deemed to be through April 2012. When the contingency is resolved, the Company will reclassify these notes into long-term debt and the remaining related debt issue discount will be amortized as interest expense over the remaining term of the 8.125% Senior Notes. The 8.125% Senior Notes will mature on July 1, 2019 and are not guaranteed by the Company’s subsidiaries. Interest on the notes accrues at 8.125% per year and is payable on January 1 and July 1, beginning on January 1, 2012.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and will remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the proposed acquisition by Level 3 of Global Crossing pursuant to the Amalgamation Agreement and the assumption of the 8.125% Senior Notes by Level 3 Financing, Inc. (the “Notes Assumption”).  If the escrow conditions are not satisfied on or before April 10, 2012 (or any earlier date on which Level 3 determines that any of such escrow conditions cannot be satisfied), Level 3 Escrow will be required to redeem the 8.125% Senior Notes at a redemption price equal to 100% of the principal amount of the 8.125% Senior Notes, plus accrued and unpaid interest.

Prior to the Notes Assumption, Level 3 and Level 3 Financing will not be liable for the obligations of Level 3 Escrow for principal, premium or interest payments with respect to the 8.125% Senior Notes.  Following the Notes Assumption, the 8.125% Senior Notes will be senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured indebtedness of Level 3 Financing, and Level 3 will guarantee the 8.125% Senior Notes.

Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds will be used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the amalgamation.  The gross proceeds from the offering reduce the outstanding bridge commitment that Level 3 has in place with certain financial institutions in connection with refinancing certain Global Crossing indebtedness. See Note 2 — Pending Acquisition of Global Crossing.

Following the Notes Assumption, the 8.125% Senior Notes will be subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to July 1, 2015, at 100% of the principal amount of 8.125% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on and after April 1, 2015, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning April 1, of the years indicated below:

Year	Redemption Price
2015	104.063%
2016	102.031%
2017	100.000%

At any time or from time to time after the Notes Assumption and on or prior to April 1, 2014, up to 35% of the original aggregate principal amount of the 8.125% Senior Notes may be redeemed at a redemption price equal to 108.125% of the principal amount of the 8.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed from one or more private placements of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 8.125% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 8.125% Senior Notes was not registered under the Securities Act of 1933, as amended, and the 8.125% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The 8.125% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

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

Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes using the effective interest rate method.

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

Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes using the effective interest rate method.

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

2011 Debt Redemptions and Exchanges

On July 15, 2011, certain holders converted approximately $128 million of its 15% Convertible Senior Notes due in 2013.  See Note 14 — Subsequent Events for further discussion.

In April 2011, in connection with the issuance of the 9.375% Senior Notes due 2019, together with cash on hand, the Company redeemed approximately $443 million aggregate principal amount of its 9.25% Senior Notes due 2014 at a price of 104.625% of the principal amount.  The Company recognized a loss on extinguishment of the portion of the aggregate principal amount of its 9.25% Senior Notes due 2014 retired of approximately $23 million in the second quarter of 2011.

In the first quarter of 2011, in connection with the issuance of the 11.875% Senior Notes due 2019, the Company redeemed the outstanding $196 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011 at a price of 100.75% of the principal amount and exchanged the outstanding $295 million aggregate principal amount of 9% Convertible Senior Discount Notes due 2013. The Company recognized a loss of $20 million in the first quarter as a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013.

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

Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes using the effective interest rate method.

10% Senior Notes Due 2018

During the first quarter of 2010, Level 3 Financing, Inc. issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “10% Senior Notes”) in a private offering. The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting a $13 million discount and approximately $14 million of debt issuance costs. The net proceeds were used to fund Level 3 Financing, Inc.’s purchase of its 12.25% Senior Notes due 2013 (the “12.25% Senior Notes”) in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3

Communications, Inc. and Level 3 Communications, LLC (see Note 13—Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

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

In the second quarter of 2010, the Company redeemed all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a price equal to $1,016.70 per $1,000 principal amount of the notes plus accrued and unpaid interest up to, but not including the redemption date.  The Company used cash on hand to fund the redemption of these notes and recognized a loss on extinguishment of approximately $4 million.

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

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of June 30, 2011 (in millions):

2011 (remaining six months)	$2
2012	899
2013	406
2014	2,494
2015	832
2016	204
Thereafter	2,459
$7,296

(9) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
OSO	$2	$3	$4	$6
Restricted Stock Units and Shares	3	2	7	8
401(k) Match Expense	4	4	7	6
Restricted Stock Unit Bonus Grant	8	5	24	10
	17	14	42	30
Capitalized Noncash Compensation	—	—	—	—
	$17	$14	$42	$30

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of June 30, 2011, there were approximately 17 million outperform stock option appreciation units (“OSOs”) outstanding.  As of June 30, 2011, there were approximately 25 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation.  Effective April 1, 2010, the Company’s OSOs are granted quarterly to certain levels of management and its RSUs are granted annually on July 1 to management and certain other eligible employees.  During 2010 and 2011, there were no changes to the vesting schedule, or any other aspects of the Company’s non-cash compensation plans.

(10) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(181)	$(169)	$(386)	$(407)
Change in cumulative translation adjustment	8	(49)	50	(96)
Change in unrealized holding gain (loss) on interest rate swaps	(2)	(13)	8	(21)
Other, net	—	—	(1)	—
Comprehensive loss	$(175)	$(231)	$(329)	$(524)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	June 30, 2011	December 31, 2010

Cumulative translation adjustment	$105	$55
Accumulated net unrealized holding gain (loss) on investment and interest rate swaps	(100)	(108)
Other, net	(46)	(45)
Accumulated other comprehensive loss	$(41)	$(98)

(11)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s reportable segments include: communications and coal mining (see Note 1 — Summary of

Significant Accounting Policies). Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment.

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

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue from external customers:
Communications	$913	$892	$1,827	$1,792
Coal Mining	19	16	34	26
	$932	$908	$1,861	$1,818
Adjusted EBITDA:
Communications	$226	$209	$451	$411
Coal Mining	$—	$—	$—	$(2)

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Communications Services:
Core Network Services Revenue	$744	$699	$1,473	$1,400
Wholesale Voice Services Revenue	151	163	315	328
Other Communications Revenue	18	30	39	64
Total Communications Revenue	$913	$892	$1,827	$1,792

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2011 and 2010 (in millions):

Three Months Ended June 30, 2011

	Communications	Coal Mining
Net loss	$(178)	$(1)
Income tax expense	3	—
Total other (income) expense	178	—
Depreciation and amortization expense	206	1
Non-cash compensation expense	17	—
Adjusted EBITDA	$226	$—

Total Net Loss for reportable segments		$(179)
Unallocated corporate expense		(2)
Consolidated Net Loss		$(181)

Six Months Ended June 30, 2011

	Communications	Coal Mining
Net loss	$(379)	$(2)
Income tax expense	30	—
Total other (income) expense	349	—
Depreciation and amortization expense	409	2
Non-cash compensation expense	42	—
Adjusted EBITDA	$451	$—

Total Net Loss for reportable segments		$(381)
Unallocated corporate expense		(5)
Consolidated Net Loss		$(386)

Three Months Ended June 30, 2010

	Communications	Coal Mining
Net loss	$(167)	$(1)
Income tax expense	—	—
Total other (income) expense	140	—
Depreciation and amortization expense	222	1
Non-cash compensation expense	14	—
Adjusted EBITDA	$209	$—

Total Net Loss for reportable segments		$(168)
Unallocated corporate income		(1)
Consolidated Net Loss		$(169)

Six Months Ended June 30, 2010

	Communications	Coal Mining
Net loss	$(402)	$(3)
Income tax expense	1	—
Total other (income) expense	336	(1)
Depreciation and amortization expense	446	2
Non-cash compensation expense	30	—
Adjusted EBITDA	$411	$(2)

Total Net Loss for reportable segments		$(405)
Unallocated corporate expense		(2)
Consolidated Net Loss		$(407)

(12) Commitments, Contingencies and Other Items

Level 3 Communications, Inc. and certain of its subsidiaries (the “companies”) are parties to a number of purported class action lawsuits involving the companies’ right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs’ land. The only lawsuit in which a class has been certified against the companies occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. In November 2005, the court granted class certification only for the state of Idaho. The companies have defeated motions for class certification in a number of these actions but expect that plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.

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

In November 2010, the companies negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the companies have installed their fiber optic cable network. The companies are currently negotiating certain procedural issues with legal counsel representing the interests of the current and former landowners with respect to presentment of the settlement in applicable jurisdictions. The settlement affecting current and former landowners in the state of Idaho was presented to the United States District Court for the District of Idaho and final approval of the settlement was granted on June 23, 2011.  The settlement has been presented to federal courts in several additional states for approval.

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

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on September 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”). A motion to dismiss the Complaint was filed by the Company and the other named defendants. While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff’s motion to further amend the Complaint (the “Amended Compliant”). Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice. The court granted this motion to dismiss with prejudice, and the plaintiff has appealed the decision to the Tenth Circuit Court of Appeals.

It remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future) and intends to defend these actions vigorously.

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in a purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al.(Civil Case No. 09cv02914). The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara. The parties have agreed to a temporary stay of all activities in these actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above.

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2011 and December 31, 2010, Level 3 had outstanding letters of credit of approximately $22 million, which are collateralized by cash, and are reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(13) Condensed Consolidating Financial Information

Level 3 Financing, a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.  Level 3 Communications, LLC has also provided a guarantee of the 9.375% Senior Notes due 2019, which will become registered securities upon the completion of the exchange offer dated July 1, 2011.

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

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$576	$416	$(60)	$932
Costs and Expenses:
Cost of Revenue	—	—	224	199	(57)	366
Depreciation and Amortization	—	—	104	103	—	207
Selling, General and Administrative	1	—	306	53	(3)	357
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	634	355	(60)	930
Operating (Loss) Income	(1)	—	(58)	61	—	2
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(55)	(99)	(1)	(5)	—	(160)
Interest income (expense) affiliates, net	211	358	(515)	(54)	—	—
Equity in net earnings (losses) of subsidiaries	(336)	(572)	36	—	872	—
Other, net	—	(23)	3	—	—	(20)
Other Income (Expense)	(180)	(336)	(477)	(59)	872	(180)
(Loss) Income Before Income Taxes	(181)	(336)	(535)	2	872	(178)
Income Tax Expense	—	—	—	(3)	—	(3)
Net (Loss) Income	$(181)	$(336)	$(535)	$(1)	$872	$(181)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,136	$837	$(112)	$1,861
Costs and Expenses:
Cost of Revenue	—	—	436	408	(106)	738
Depreciation and Amortization	—	—	207	204	—	411
Selling, General and Administrative	1	—	613	106	(6)	714
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	1,256	718	(112)	1,863
Operating (Loss) Income	(1)	—	(120)	119	—	(2)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(112)	(197)	(2)	(6)	—	(317)
Interest income (expense) affiliates, net	421	719	(1,031)	(109)	—	—
Equity in net earnings (losses) of subsidiaries	(673)	(1,172)	78	—	1,767	—
Other, net	(21)	(23)	6	1	—	(37)
Other Income (Expense)	(385)	(673)	(949)	(114)	1,767	(354)
(Loss) Income Before Income Taxes	(386)	(673)	(1,069)	5	1,767	(356)
Income Tax Expense	—	—	—	(30)	—	(30)
Net (Loss) Income	$(386)	$(673)	$(1,069)	$(25)	$1,767	$(386)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$501	$462	$(55)	$908
Costs and Expenses:
Cost of Revenue	—	—	197	229	(52)	374
Depreciation and Amortization	—	—	110	113	—	223
Selling, General and Administrative	—	—	294	47	(3)	338
Restructuring Charges	—	—	—	1	—	1
Total Costs and Expenses	—	—	601	390	(55)	936
Operating (Loss) Income	—	—	(100)	72	—	(28)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(49)	(94)	—	(2)	—	(145)
Interest income (expense) affiliates, net	201	328	(480)	(49)	—	—
Equity in net earnings (losses) of subsidiaries	(325)	(558)	43	—	840	—
Other, net	4	(1)	(6)	7	—	4
Other Income (Expense)	(169)	(325)	(443)	(44)	840	(141)
(Loss) Income Before Income Taxes	(169)	(325)	(543)	28	840	(169)
Income Tax (Expense) Benefit	—	—	(1)	1	—	—
Net (Loss) Income	$(169)	$(325)	$(544)	$29	$840	$(169)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$990	$940	$(112)	$1,818
Costs and Expenses:
Cost of Revenue	—	—	396	467	(106)	757
Depreciation and Amortization	—	—	218	230	—	448
Selling, General and Administrative	1	—	588	98	(6)	681
Restructuring Charges	—	—	—	1	—	1
Total Costs and Expenses	1	—	1,202	796	(112)	1,887
Operating (Loss) Income	(1)	—	(212)	144	—	(69)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(101)	(188)	—	(5)	—	(294)
Interest income (expense) affiliates, net	398	649	(935)	(112)	—	—
Equity in net earnings (losses) of subsidiaries	(709)	(1,115)	87	—	1,737	—
Other, net	6	(55)	(6)	12	—	(43)
Other Income (Expense)	(406)	(709)	(854)	(105)	1,737	(337)
(Loss) Income Before Income Taxes	(407)	(709)	(1,066)	39	1,737	(406)
Income Tax Expense	—	—	(1)	—	—	(1)
Net (Loss) Income	$(407)	$(709)	$(1,067)	$39	$1,737	$(407)

Condensed Consolidating Balance Sheets

June 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$156	$7	$350	$71	$—	$584
Restricted cash and securities	—	—	1	631	—	632
Receivable, net	—	—	74	220	—	294
Due from (to) affiliates	12,402	12,013	(26,838)	2,423	—	—
Other	4	13	61	34	—	112
Total Current Assets	12,562	12,033	(26,352)	3,379	—	1,622
Property, Plant and Equipment, net	—	—	2,861	2,367	—	5,228
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	512	1,240	—	1,752
Investment in Subsidiaries	(11,024)	(18,289)	3,366	—	25,947	—
Other Assets, net	15	45	7	73	—	140
Total Assets	$1,571	$(6,211)	$(19,585)	$7,140	$25,947	$8,862
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$52	$283	$—	$336
Current portion of long-term debt	275	—	2	598	—	875
Accrued payroll and employee benefits	—	—	59	6	—	65
Accrued interest	59	106	—	4	—	169
Current portion of deferred revenue	—	—	111	33	—	144
Other	—	1	52	30	—	83
Total Current Liabilities	335	107	276	954	—	1,672

Long-Term Debt, less current portion	1,652	4,609	23	65	—	6,349
Deferred Revenue, less current portion	—	—	682	63	—	745
Other Liabilities	16	101	149	262	—	528

Commitments and Contingencies						—

Stockholders’ Equity (Deficit)	(432)	(11,028)	(20,715)	5,796	25,947	(432)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,571	$(6,211)	$(19,585)	$7,140	$25,947	$8,862

Condensed Consolidating Balance Sheets

December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$173	$7	$350	$86	$—	$616
Restricted cash and securities	—	—	1	1	—	2
Receivable, net	—	—	46	218	—	264
Due from (to) affiliates	11,927	11,424	(26,093)	2,742	—	—
Other	4	10	41	35	—	90
Total Current Assets	12,104	11,441	(25,655)	3,082	—	972
Property, Plant and Equipment, net	—	—	2,937	2,365	—	5,302
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	543	1,255	—	1,798
Investment in Subsidiaries	(10,437)	(17,176)	3,575	—	24,038	—
Other Assets, net	9	65	6	83	—	163
Total Assets	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$57	$271	$—	$329
Current portion of long-term debt	176	—	2	2	—	180
Accrued payroll and employee benefits	—	—	78	6	—	84
Accrued interest	47	99	—	—	—	146
Current portion of deferred revenue	—	—	115	36	—	151
Other	—	1	65	—	—	66
Total Current Liabilities	224	100	317	315	—	956
Long-Term Debt, less current portion	1,612	4,564	24	68	—	6,268
Deferred Revenue, less current portion	—	—	673	63	—	736
Other Liabilities	15	107	154	276	—	552
Commitments and Contingencies
Stockholders’ Equity (Deficit)	(157)	(10,441)	(19,741)	6,144	24,038	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(82)	$(180)	$85	$308	$—	$131
Cash Flows from Investing Activities:
Capital expenditures	—	—	(94)	(146)	—	(240)
Increase in restricted cash and securities, net	—	—	—	(34)	—	(34)
Proceeds from sale of property, plant and equipment	—	—	1	3	—	4
Net Cash Used in Investing Activities	—	—	(93)	(177)	—	(270)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	474	—	—	—	766
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(197)	(463)	—	(2)	—	(662)
Increase (decrease) due from affiliates, net	(30)	169	8	(147)	—	—
Net Cash Provided by (Used in) Financing Activities	65	180	8	(149)	—	104
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	(17)	—	—	(15)	—	(32)
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$156	$7	$350	$71	$—	$584

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(83)	$(176)	$(62)	$398	$—	$77
Cash Flows from Investing Activities:
Capital expenditures	—	—	(72)	(114)	—	(186)
Decrease in restricted cash and securities, net	—	—	2	2	—	4
Net Cash Used in Investing Activities	—	—	(70)	(112)	—	(182)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	613	—	—	—	613
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(290)	(599)	(1)	—	—	(890)
Increase (decrease) due from affiliates, net	138	161	50	(349)	—	—
Net Cash Provided by (Used in) Financing Activities	(152)	175	49	(349)	—	(277)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(12)	—	(12)
Net Change in Cash and Cash Equivalents	(235)	(1)	(83)	(75)	—	(394)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$1	$7	$348	$86	$—	442

(14) Subsequent Events

In July 2011, the Company announced the marketing of a $650 million senior secured term loan.  The proceeds will be used to complete the financings necessary to effect the Global Crossing transaction, and reduced the outstanding senior secured term loan facility commitment to zero.  See Note 2 — Pending Global Crossing Acquisition for further discussion.

On July 15, 2011, certain holders converted approximately $128 million of the Company’s 15% Convertible Senior Notes due in 2013 to common equity.  Upon conversion, the Company issued an aggregate of approximately 71 million shares of Level 3’s common stock, representing the approximately 556 shares per $1,000 note into which the notes were then convertible.  Level 3 also paid an aggregate of $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which will be recognized in the third quarter of 2011 as a loss on inducement. Following the partial conversion of the 15% Convertible Senior Notes, approximately $272 million principal amount of the 15% Convertible Senior Notes due in 2013 remain outstanding.  The 15% Convertible Senior Notes due in 2013 are not callable prior to maturity in January 2013.

In July 2011, Level 3 Escrow issued an additional $600 million aggregate principal amount of its 8.125% Senior Notes due 2019 in a private offering. This offering represented an additional offering of the 8.125% Senior Notes due 2019 that was issued on June 9, 2011 and was treated under the indenture as a single series of notes. The gross proceeds from the offering of the notes were deposited into a segregated escrow account until certain escrow conditions are satisfied, and reduced the outstanding bridge commitment to zero that Level 3 had in place with certain financial institutions in connection with the Global Crossing acquisition. See Note 2 — Pending Global Crossing Acquisition for further discussion.

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

Communications revenue consists of:

•                  Core Network Services

•                  Wholesale Voice Services

•                  Other Communications Services

The first two categories of Communications revenue are in different phases of the service life cycle from Other Communication Services, requiring different levels of investment and focus and providing different contributions to the Company’s Communications operating results. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its communications business. The Company also believes it must continue to effectively manage gross margin contribution from its Wholesale Voice Services and the positive cash flows from its Other Communications Services. Core Network Services revenue represents higher margin services and Wholesale Voice Services revenue represents lower margin services. The Company believes that trends in its communications business are best gauged by analyzing revenue trends in Core Network Services. Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services. Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services. Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement,” which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

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

Data services primarily include the Company’s high speed Internet protocol service (“IP”), dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and Ethernet virtual private network (“VPN”) services, content delivery network (“CDN”) services, and Vyvx broadcast services. Level 3’s Internet protocol service is a high quality and high-speed Internet access (“HSIP”) service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

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

The Company, through its Level 3 Vyvx Services business, provides video transport services over the Company’s fiber-optic network and via satellite. It carries live broadcast content from the originating source such as sporting events, special events or other live studio produced programming to production studios, broadcast master control centers and other destinations within the broadcasters’ delivery chain.

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

•                  Europe includes the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, large enterprises, and government and education sectors.

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

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wholesale	$358	342	$709	685
Large Enterprise and Federal	148	142	292	278
Mid-Market	158	146	313	297
European	80	69	159	140
Total Core Network Services	$744	$699	$1,473	$1,400

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

•                  localizing certain decision making and interaction with its m id-market enterprise customers, including leveraging its existing network assets;

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

On April 10, 2011, the Company and a subsidiary of Level 3 entered into an Amalgamation Agreement with Global Crossing Limited pursuant to which the Company will acquire Global Crossing in a tax-free, stock-for-stock transaction valued at approximately $3 billion, based on Level 3’s closing stock price on April 8, 2011, including the assumption of approximately $1.1 billion of net debt.  The transaction will create a combined business with a unique capability to meet local, national and global customer requirements in a wide range of markets. The acquisition of Global Crossing Limited is subject to regulatory approvals and customary closing conditions.  The Company is responding to regulatory requests for additional information and continues to expect that the transaction will close before the end of 2011.  Level 3 will continue to evaluate acquisition opportunities and could make additional acquisitions in the future.

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

In June 2011, Level 3 Escrow, Inc. issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 in a private transaction. The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and will remain in escrow until certain escrow conditions are satisfied including, but not limited to, the substantially concurrent consummation of the proposed acquisition, by Level 3 of Global Crossing pursuant to the Amalgamation Agreement.

In July 2011, Level 3 Escrow, Inc. issued an additional $600 million aggregate principal amount of its 8.125% Senior Notes due 2019 in a private offering. This offering represents an additional offering of the 8.125% Senior Notes due 2019 that were issued in June 2011.  In July 2011, the Company also issued an aggregate of approximately 71 million shares of Level 3’s common stock to convert $128 million of its 15% Convertible Senior Notes due in 2013 to equity.  See Note 14 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

In the first quarter of 2011, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 in a private transaction. The net proceeds from the offering, together with cash on hand, was used to partially redeem approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011.

Also in the first quarter of 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for all of the Company’s outstanding 9% Convertible Senior Discount Notes due 2013, and a portion of the net proceeds from another transaction were used to redeem the Company’s outstanding 5.25% Convertible Senior Notes due 2011.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2011	2010	%	2011	2010	%

Revenue:
Communications	$913	$892	2%	$1,827	$1,792	2%
Coal Mining	19	16	19%	34	26	31%
Total revenue	932	908	3%	1,861	1,818	2%

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	347	358	(3)%	704	729	(3)%
Coal Mining	19	16	19%	34	28	21%
Total Cost of Revenue	366	374	(2)%	738	757	(3)%

Depreciation and Amortization	207	223	(7)%	411	448	(8)%
Selling, General and Administrative	357	338	6%	714	681	5%
Restructuring Charges	—	1	(100)%	—	1	(100)%
Total Costs and Expenses	930	936	(1)%	1,863	1,887	(1)%

Operating Loss	2	(28)	NM	(2)	(69)	(97)%

Other Income (Expense):
Interest income	—	—	—%	—	—	—%
Interest expense	(160)	(145)	10%	(317)	(294)	8%
Loss on extinguishments of debt, net	(23)	(5)	NM	(43)	(59)	(27)%
Other, net	3	9	(67)%	6	16	(63)%
Total Other Expense	(180)	(141)	28%	(354)	(337)	5%

Loss Before Income Taxes	(178)	(169)	5%	(356)	(406)	(12)%

Income Tax Expense	(3)	—	NM	(30)	(1)	NM

Net Loss	$(181)	$(169)	7%	$(386)	$(407)	(5)%

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Communications Services:
Core Network Services Revenue	$744	$699	$1,473	$1,400
Wholesale Voice Services Revenue	151	163	315	328
Other Communications Revenue	18	30	39	64
Total Communications Revenue	$913	$892	$1,827	$1,792

Comparisons of the Three and Six Months Ended June 30, 2011 to the Three and Six Months Ended June 30, 2010

Communications revenue increased approximately 2% in the three and six months ended June 30, 2011 compared to the same periods in 2010. The increase in Communications revenue was driven by strong growth in the Company’s Core Network Services revenue from several existing services offset by declines in Wholesale Voice Services revenue and Other Communications Services revenue.

The Company experienced increases within Core Network Services revenue in the three and six months ended June 30, 2011 compared to the same periods of 2010, primarily within transport, data, and IP services, offset by declines in voice services. The Company experienced strong growth in data and IP services revenue during the second quarter of 2011, which was driven by end customer demand, including the requirement for enterprise bandwidth, as well as rich content distribution driving sales in CDN services.  The growth in transport services is primarily due to strong demand for broadband services, such as wavelengths and Ethernet, offset slightly by declines in longhaul and private line services. The decline within voice services during the second quarter of 2011 was the result of lower usage and an expected reduction in revenue supporting a contract with the U.S. Census Bureau in the second half of 2010. The Company continues to experience strong demand for transport, infrastructure and data services for complex nationwide solutions and its CDN services.

The decrease in Wholesale Voice Services revenue in the three and six months ended June 30, 2011 compared to the same periods in 2010 is primarily due to a decline in usage. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue declined to $18 million and $39 million in the three and six months ended June 30, 2011, respectively, from $30 million and $64 million in the three and six months ended June 30, 2010, respectively. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the three and six months ended June 30, 2011 compared to the same periods of 2010 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

Also contributing to the decrease in Other Communications Services revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network.

Coal mining revenue increased to $19 million in the three months ended June 30, 2011 from $16 million in the same period of 2010, and increased to $34 million in the six months ended June 30, 2011 from $26 million in the same period of 2010. The increase in the six months period ended June 30, 2011 from the same period in 2010 related to an increase in contractual selling prices with customers in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011.  In addition, the revenue in the second quarter of 2011 compared to the same period in 2010 benefited from an increase in the volume of tons mined in the second quarter of 2011.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue was 38% and 39% in the three and six months ended June 30, 2011, respectively, compared to 40% and 41% in the three and six months ended June 30, 2010. The Company has benefited from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services, as well as an improving gross margin mix.  Additionally, the Company continues to decrease its lower margin voice and certain private line services, and to implement initiatives to reduce both fixed and variable network expenses.

Coal mining cost of revenue approximated 100% of coal mining revenue in the three and six months ended June 30, 2011, respectively, and 100% and 108% in the three and six months ended June 30, 2010.  The decrease in coal mining cost of revenue as a percentage of coal mining revenue in the six months ended June 30, 2011 compared to the same period in 2010 is primarily driven by higher revenue in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011, partially offset by higher fuel and production costs.

Depreciation and Amortization expense decreased 7% to $207 million in the second quarter of 2011 from $223 million in the second quarter of 2010 and decreased to $411 million in the six months ended June 30, 2011 from $448 million in the six months ended June 30, 2010. The decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

Selling, General and Administrative expenses include salaries, wages and related benefits (including non-cash, stock-based compensation expenses), property taxes, travel, insurance, rent, contract maintenance, advertising, accretion expense on asset retirement obligations and other administrative expenses. Selling, general and administrative expenses also include certain network related expenses such as network facility rent, utilities and maintenance costs.

Selling, general and administrative expenses increased 6% to $357 million in the second quarter of 2011 compared to $338 million in the second quarter of 2010 and increased 5% to $714 million in the six months ended June 30, 2011 compared to $681 million in the six months ended June 30, 2010.  The increase is primarily a result of transaction costs associated with the Global Crossing acquisition and higher employee compensation and related costs as the Company continued to increase its sales, support and customer installation activity headcount during 2011.  Selling, general and administrative expenses included approximately $8 million of transaction costs associated with the Global Crossing acquisition for the six months ended June 30, 2011.  Also included in selling, general and administrative expenses in the three and six months ended June 30, 2011 were $17 million and $42 million, respectively, and in the three and six months ended June 30, 2010 were $14 million and $30 million, respectively, of non-cash, stock-based compensation expenses related to grants and expected grants of outperform stock options, restricted stock units, restricted stock shares, shares issued and accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan.  The increase in non-cash, stock-based compensation expense is primarily due to higher headcount, an increase in the discretionary stock-based bonus expected to be distributed to employees, and an adjustment to the 2010 stock bonus grant issued in 2011 due to a higher stock price on the grant date.

Restructuring Charges remained constant at less than $1 million during the three and six months ended June 30, 2011 compared to the same period of 2010, as the Company had not initiated any significant new workforce reduction plans in 2010 or 2011.

The Company may experience restructuring charges in 2011 in connection with the efforts to optimize its cost structure or for other reasons. Additional restructuring activities could result in additional headcount reductions and related charges.

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

Note 11- Segment Information, of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Adjusted EBITDA for the communications business was $226 million in the second quarter of 2011 compared to $209 million in the second quarter of 2010 and $451 million in the six months ended June 30, 2011 compared to $411 million in the same period during 2010. The increase in Adjusted EBITDA for the communications business in 2011 is primarily attributable to the growth in the Company’s revenue, in addition to the decline in cost of revenue, offset slightly by higher selling, general and administrative expenses.

Interest Income remained constant at less than $1 million during the three and six months ended June 30, 2011 and during the same period of 2010, due to low average returns on the Company’s investment portfolio, as well as a decrease in the average invested balance during the respective periods.

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

Interest Expense increased 10% to $160 million in the second quarter of 2011 from $145 million in the second quarter of 2010. Interest Expense increased 8% to $317 million in the six months ended June 30, 2011 from $294 million in the second quarter of 2010. Interest expense increased as a result of higher average interest rates in 2011 as compared to 2010, and higher average debt balance for the three and six months ended June 30, 2011 compared to the same periods in 2010.  See Note 8 - Long-Term Debt, and Note 14 — Subsequent Events, of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Loss on extinguishment of debt, net was a loss of $23 million and $43 million in the three and six months ended June 30, 2011, compared to a loss of $5 million and $59 million in the three and six months ended June 30, 2010.  The loss recorded during 2011 was related to a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011 was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 in February 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013 in January 2011.  The loss recorded during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible Senior Notes due 2011 in May 2010 and a $55 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010. See Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $3 million of income in the second quarter of 2011 compared to $9 million of income in the second quarter of 2010 and $6 million of income in the six months ended June 30, 2011 compared to $16 million of income in the same period of 2010. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $3 million and $30 million in the three and six months ended June 30, 2011, respectively, and less than $1 million and $1 million, in the same periods in 2010.  The income tax expense during the six months ended June 30, 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to use to offset its deferred tax assets.  See Note 1 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for additional details.  The income tax expense in 2010 and during the three months ended June 30, 2011 is primarily related to state income taxes.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - June 30, 2011

Cash flows used in operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010, respectively are summarized as follows:

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2011	2010	Change

Net Cash Provided by Operating Activities	$131	$77	$54
Net Cash Used in Investing Activities	(270)	(182)	(88)
Net Cash (Used in) Provided by Financing Activities	104	(277)	381
Effect of Exchange Rates on Cash and Cash Equivalents	3	(12)	15
Net Change in Cash and Cash Equivalents	$(32)	$(394)	$362

Operating Activities

Cash provided by operating activities increased by $54 million during the six months ended June 30, 2011 compared to the same period in 2010. The increase in cash provided by operating activities was primarily due to a decrease in the Company’s net loss of approximately $21 million in the six months ended June 30, 2011 compared to the same period in 2010 and a decrease in the use of cash for working capital items recognized in the six months ended June 30, 2011.

Investing Activities

Cash used in investing activities increased by $88 million during the six months ended June 30, 2011 compared to the same period of 2010 primarily as a result of cash placed into escrow to fund a portion of unaccrued interest and the issuance discount in connection with the $600 million aggregate principal amount of the 8.125% Senior Notes due 2019, and additional capital expenditures, which totaled $240 million for the six months ended June 30, 2011 and $186 million for the same period of 2010.

Financing Activities

Cash provided by financing activities was $104 million during the six months ended June 30, 2011 compared to a use of cash of $277 million in the same period of 2010 as a result of a decrease in debt payments and repurchases and an increase in new issuances in 2011.  See Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements for more details regarding the Company’s debt transaction activities.

Liquidity and Capital Resources

The Company incurred a net loss of $386 million during the six months ended June 30, 2011 and $407 million during the same period of 2010. The Company used $240 million for capital expenditures and had $104 million of cash provided by financing activities in the six months ended June 30, 2011. This compares to $186 million of cash used for capital expenditures and $277 million of cash flows used in financing activities for the same period of 2010.

As of June 30, 2011, the Company had $584 million of unrestricted cash and cash equivalents.  The Company continues to be very active in the financial markets, having completed or announced the issuance of over $2.5 billion of senior notes or other securities in the six months ended June 30, 2011 and continuing through July 2011, to be used in part to complete the acquisition of Global Crossing.  In July 2011, certain holders also converted approximately $128 million aggregate principal amount of the outstanding 15% Convertible Senior Notes due 2013 to equity.  See Note 8 - Long-Term Debt, and Note 14 — Subsequent Events, of

the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.  Although the Company cannot be assured it will be able to continue to refinance its debt or to raise additional capital on acceptable terms, Level 3 has no remaining maturities in 2011 and has approximately $294 million of long-term debt due to mature within twelve months of June 30, 2011, excluding capital leases, mortgage payments, debt discounts, premiums and fair value adjustments. The $294 million of long-term debt does not include the $600 million of senior notes that have been classified as current due to certain conditions discussed below.

Capital expenditures for 2011 are expected to be slightly higher than the $436 million incurred in 2010 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of June 30, 2011, and including conversion of approximately $128 million aggregate principal amount of the outstanding 15% Convertible Senior Notes due 2013 completed in July 2011, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments, of approximately $2 million that mature during the remainder of 2011, $899 million that mature in 2012, and $278 million that mature in 2013.  The $899 million that mature in 2012 includes $600 million of senior notes that have been classified as current due to certain conditions that could require the notes to be repaid during the current period with cash held in escrow that is presented in restricted cash and securities on the Company’s Consolidated Balance Sheets at June 30, 2011.  See Note 8 — Long-Term Debt, of the Notes to Consolidated Financial Statements.

In 2010, the Company issued $841 million total aggregate principal amount of senior notes, and repaid or repurchased $585 million aggregate principal amount of senior notes and convertible senior notes with proceeds from such offerings.  In addition, the Company also repaid or repurchased $122 million aggregate principal amount of its debt securities in various transactions throughout 2010.

In addition to the $584 million of cash and cash equivalents on hand at June 30, 2011, $124  million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

On April 10, 2011, the Company, Apollo Amalgamation Sub, Ltd., a Bermuda exempted limited liability company and a direct wholly owned subsidiary of the Company (“Amalgamation Sub”), and Global Crossing Limited, a Bermuda exempted limited liability company (“Global Crossing”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Amalgamation Sub and Global Crossing will amalgamate pursuant to Bermuda law (the “Amalgamation”).  Concurrently with the execution of the Amalgamation Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), and Citigroup Global Markets Inc. (“CGMI” and, together with Bank of America and Merrill Lynch, the “Lenders”).  The Commitment Letter was subsequently amended and restated on April 19, 2011, to add Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., Credit Suisse AG and Credit Suisse Securities (USA) LLC as Lenders.  Level 3 expects the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate the Amalgamation and to refinance certain existing indebtedness of Global Crossing. The Commitment Letter provides for a senior secured term loan facility in an aggregate amount of $650 million. In July 2011, the Company announced the marketing of a $650 million senior secured term loan, the proceeds of which will be used to complete the financings necessary to effect the Global Crossing transaction and reduced this commitment to zero.  The Commitment Letter also provides for a $1.1 billion senior unsecured bridge facility, if up to $1.1 billion of senior notes or certain other securities are not issued by Level 3 Financing, Inc. or the Company to finance the Amalgamation on or prior to the closing of the Amalgamation. The gross proceeds of $1.2 billion from the two offerings of Level 3 Escrow’s 8.125% Senior Notes due 2019 completed in June 2011 and July 2011, reduced the outstanding bridge commitment to zero. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2011, the Company had borrowed a total of approximately $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2011, was approximately 4.1%.

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

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at June 30, 2011. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At June 30, 2011, the Company had $5.3 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.2%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $356 million for the six months ended June 30, 2011.  Level 3 had deficiencies of earnings to cover fixed charges of approximately $406 million for the six months ended June 30, 2010, approximately $713 million for the fiscal year ended December 31, 2010, approximately $617 million for the fiscal year ended December 31, 2009, approximately $264 million for the fiscal year ended December 31, 2008, approximately $1.1 billion for the fiscal year ended December 31, 2007, and approximately $742 million for the fiscal year ended December 31, 2006.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of June 30, 2011, Level 3 had an aggregate of approximately $7.2 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $432 million of stockholders’ deficit. Of this long-term debt, and including the July 2011 conversion of approximately $128 million aggregate principal amount of the outstanding 15% Convertible Senior Notes due 2013, approximately $2 million is due to mature in the remaining six months of 2011, approximately $899 million is due to mature in 2012, and $278 million is due to mature in 2013, in each case excluding debt discounts, premiums and fair value adjustments.

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

The completion of the pending Global Crossing transaction is subject to the satisfaction of certain conditions set forth in the Amalgamation Agreement,

including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and applicable antitrust laws in certain other jurisdictions, receipt of certain regulatory and governmental approvals (including receipt of approval from the Federal Communications Commission and the Committee on Foreign Investment in the United States), there being no material adverse effect on the Company or Global Crossing prior to the closing of the transaction and other customary conditions.  The transaction also requires the approval of both Global Crossing’s shareholders and the Company’s stockholders.  The Company will be unable to complete the pending acquisition of Global Crossing until each of the conditions to closing are either satisfied or waived.

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

For the three months ended June 30, 2011, in accordance with Section 1503 of the Act, we present the following information with respect to the mines that we operate and those in which we have a 50 percent joint venture ownership interest:

Item	Big Horn Mine	Black Butte Mine	Decker Mine	Rosebud Mine
Section 104 S&S citations (#)(1)	—	3	1	—
Section 104(b) orders (#)(2)	—	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—	—
Section 107(a) orders (#)(5)	—	—	—	—
Proposed MSHA assessments ($)(6)	—	$5,396	—	—
Fatalities (#)(7)	—	—	—	—
Section 104(e) notices(8)	—	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	32	1	—

(1)

Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the Act) for which we received a citation from MSHA.

(2)	Total number of orders issued under section 104(b) of the Act (30 U.S.C. 814(b)).

(3)	Total number of citations and orders for unwarrantable failure of Level 3 to comply with mandatory health or safety standards under section 104(d) of the Act (30 U.S.C. 814(d)).

(4)	Total number of flagrant violations under section 110(b)(2) of the Act (30 U.S.C. 820(b)(2)).

(5)	Total number of imminent danger orders issued under section 107(a) of the Act (30 U.S.C. 817(a)).

(6)	Total dollar value of proposed assessments during the reporting period from MSHA under the Act (30 U.S.C. 801 et seq.).

(7)	Total number of mining-related fatalities.

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

101

The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 3, 2011	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer