Form 10-Q
period 2011-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2011-11-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer☒	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each class of the issuer’s common stock, as of November 4, 2011:

Common Stock: 207,649,059 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Revenue:
Communications	$927	$895	$2,754	$2,687
Coal Mining	20	17	54	43
Total Revenue	947	912	2,808	2,730
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	342	353	1,046	1,082
Coal Mining	18	15	52	43
Total Cost of Revenue	360	368	1,098	1,125
Depreciation and Amortization	204	215	615	663
Selling, General and Administrative	375	345	1,089	1,026
Restructuring Charges	—	1	—	2
Total Costs and Expenses	939	929	2,802	2,816
Operating Income (Loss)	8	(17)	6	(86)
Other Income (Expense):
Interest expense	(178)	(144)	(495)	(438)
Loss on extinguishment of debt, net	(30)	—	(73)	(59)
Other, net	(1)	(1)	5	15
Total Other Expense	(209)	(145)	(563)	(482)
Loss Before Income Taxes	(201)	(162)	(557)	(568)
Income Tax Expense	(6)	(1)	(36)	(2)
Net Loss	$(207)	$(163)	$(593)	$(570)

Basic and Diluted Loss per Share*	$(1.75)	$(1.47)	$(5.18)	$(5.16)
Shares Used to Compute Basic and Diluted Loss per Share* (in thousands)	118,067	110,958	114,585	110,488

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Summary of Significant Accounting Policies.
See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

(dollars in millions, expect par value)	September 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$461	$616
Restricted cash and securities	1,259	2
Receivables, less allowances for doubtful accounts of $20 and $17, respectively	337	264
Other	104	90
Total Current Assets	2,161	972
Property, Plant and Equipment, net of accumulated depreciation of $7,789 and $7,241, respectively	5,117	5,302
Restricted Cash and Securities	121	120
Goodwill	1,428	1,427
Other Intangibles, net	300	371
Other Assets, net	127	163
Total Assets	$9,254	$8,355
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$342	$329
Current portion of long-term debt	265	180
Accrued payroll and employee benefits	77	84
Accrued interest	189	146
Current portion of deferred revenue	140	151
Other	90	66
Total Current Liabilities	1,103	956
Long-Term Debt, less current portion	7,420	6,268
Deferred Revenue, less current portion	742	736
Other Liabilities	512	552
Total Liabilities	9,777	8,512
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 293,333,333 shares at September 30, 2011 and 193,333,333 shares at December 31, 2010: 118,894,880 issued and outstanding at September 30, 2011 and 111,365,226 issued and outstanding at December 31, 2010*	18	17
Additional paid-in capital	11,796	11,603
Accumulated other comprehensive loss	(65)	(98)
Accumulated deficit	(12,272)	(11,679)
Total Stockholders’ Deficit	(523)	(157)
Total Liabilities and Stockholders’ Deficit	$9,254	$8,355

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Summary of Significant Accounting Policies.
See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(dollars in millions)	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities:
Net loss	$(593)	$(570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	615	663
Non-cash compensation expense attributable to stock awards	68	50
Loss on extinguishments of debt, net	73	59
Change in fair value of embedded derivative	—	(10)
Accretion of debt discount and amortization of debt issuance costs	45	42
Accrued interest on long-term debt, net	36	(16)
Deferred income taxes	34	—
Other, net	(10)	—
Changes in working capital items:
Receivables	(73)	5
Other current assets	(13)	(12)
Payables	10	(25)
Deferred revenue	(7)	(8)
Other current liabilities	14	(29)
Net Cash Provided by Operating Activities	199	149
Cash Flows from Investing Activities:
Capital expenditures	(350)	(319)
(Increase) Decrease in restricted cash and securities, net	(63)	4
Proceeds from the sale of property, plant and equipment	4	1
Net Cash Used in Investing Activities	(409)	(314)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	765	783
Payments on and repurchases of long-term debt	(711)	(929)
Net Cash Provided by (Used in) Financing Activities	54	(146)
Effect of Exchange Rates on Cash and Cash Equivalents	1	(7)
Net Change in Cash and Cash Equivalents	(155)	(318)
Cash and Cash Equivalents at Beginning of Period	616	836
Cash and Cash Equivalents at End of Period	$461	$518
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$414	$412
Income taxes paid, net of refunds	$1	$(1)
Non-cash Investing and Financing Activities:
Long-term debt issued and proceeds placed into escrow	$1,200	$—
Long-term debt issued in exchange transaction	$300	$—
Long-term debt retired in exchange transaction	$295	$—
Conversion of notes into common stock	$128	$—

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

The accompanying consolidated balance sheet as of December 31, 2010, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein.  The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders. Proportional adjustments were made to the Company's outstanding convertible debt, warrant, equity awards and to its equity compensation plans to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as stockholders who would otherwise hold a fractional share of common stock will receive a cash payment in lieu of that fractional share. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the prominence of other comprehensive income in the financial statements by requiring an entity to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The amendment also eliminates the option to present other comprehensive income in the statement of changes in equity.  Level 3 is required to adopt this guidance retrospectively as of January 1, 2012.

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Current GAAP requires an entity to perform a two step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step goodwill impairment evaluation. The guidance is effective for Level 3 in 2012, but early adoption is permitted.

(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed the amalgamation with Global Crossing Limited (“Global Crossing”), and became a wholly owned subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). As a result of the amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock, including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent, (the “Amalgamation Consideration”) and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the issued and outstanding options to purchase Global Crossing common shares were exchanged into options to purchase Level 3's common stock and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for 16 shares of the Company's common stock.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional Tranche (the "Tranche B II Term Loan.") The aggregate net proceeds of Level 3 Financing’s Tranche B II Term Loan issued in October 2011 were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes. In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011(see Note 8 — Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing (the “Notes Assumption”), and the funds were released from the escrow account. The net proceeds from the 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

As a result of the Amalgamation, the Company issued approximately 88.53 million shares, adjusted for the 1 for 15 reverse stock split on October 19, 2011, of Level 3 common stock to former holders of Global Crossing common shares and Global Crossing’s 2% cumulative senior convertible preferred stock, and Level 3 caused the refinancing of approximately $1.36 billion of Global Crossing's outstanding consolidated debt. Approximately $430 million of Global Crossing (UK) Finance PLC Senior Secured notes due 2014 were redeemed on November 3, 2011 at the current redemption premiums outlined in its indenture dated December 23, 2004. The entire aggregate principal amount of the $750 million of Global Crossing Limited’s outstanding 12% senior notes due 2015 and all of the outstanding $150 million of 9% senior notes due 2019 were also redeemed in early November 2011. Of the outstanding principal of each of the Global Crossing Limited senior notes, 35 percent was first redeemed on November 3, 2011 as a result of a qualified “Equity Offering” (as defined under the indentures relating to each issue of the Global Crossing Limited senior notes) to its new corporate parent. The remaining 65 percent of the outstanding principal of each issue of the Global Crossing senior notes were redeemed subsequently on November 4, 2011 at “make-whole” prices calculated using the rate of the comparable U.S. Treasury security plus 50 basis points. The shares of Global Crossing Common Stock, which previously traded under the symbol “GLBC,” ceased trading on the NASDAQ Global Select Market (“NASDAQ”) before the open of trading on October 4, 2011 and were delisted from NASDAQ as of October 5, 2011.

Based on (i) the number of Level 3 shares issued (88.53 million as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), (ii) the closing stock price of Level 3 common stock as of October 3, 2011 ($21.15 as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), and (iii) the debt of Global Crossing refinanced ($1.36 billion), the Company estimates the that the aggregate consideration for acquisition accounting approximated $3.23 billion. The restricted stock units covering Global Crossing common shares settled for Level 3 shares of common stock were reduced in settlement of employee income and payroll tax withholding obligations and the corresponding amounts were paid in cash. The premium paid by Level 3 in this transaction is attributable to strategic benefits, including a significantly expanded IP/optical network with global reach including South America, Asia and the Pacific, improved credit profile and reduced financial leverage attributed to enhanced financial and operation scale, and opportunity for investment and network expansion. The combined business will have a comprehensive portfolio of voice, video, and data services, which will operate on a unique global services platform anchored by fiber optic networks in North America, Europe, and Latin America. The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The combined results of operations of Level 3 and Global Crossing will be included in the Company's consolidated results of operations beginning in October 2011. The assets acquired and liabilities assumed of Global Crossing will be recognized at their acquisition date fair value. The purchase price consideration and allocation of acquired assets (and the related estimated lives of depreciable tangible and identifiable intangible assets) and assumed liabilities, including the assignment of goodwill to reporting units, will require extensive analysis and is expected to be completed no later than October 4, 2012. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and determination of the purchase price allocation may be significantly different from the preliminary allocation reflected below.

Initial Purchase Price Allocation
(dollars in millions)
Assets:
Cash, cash equivalents, and restricted cash	$236
Property, plant, and equipment, net	3,119
Goodwill	509
Identifiable intangibles	300
Other Assets	520
Total Assets	4,684

Liabilities:
Long-term debt	(1,554)
Other Liabilities	(1,176)
Total Liabilities	(2,730)
Total Estimated Equity Consideration	$1,954

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of the earliest period presented below (dollars in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total Revenue	$1,630	$1,545	$4,815	$4,612
Net Loss	(293)	(198)	(799)	(868)

These results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, decreases in interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the amalgamation been completed as of the earliest period presented, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services. Level 3 expects to incur approximately $52 million of total acquisition related transaction costs, of which approximately $20 million had been incurred through September 30, 2011. In addition, Level 3 expects to incur approximately $200 million to $225 million of integration costs. However, the ultimate costs incurred may vary from these estimates.

In connection with this transaction, Level 3 signed a voting agreement and stockholder rights agreement with a subsidiary of Singapore Technologies Telemedia, STT Crossing Ltd.(“STT Crossing ”), the company that owned approximately 60 percent of Global Crossing's voting stock prior to the amalgamation, whereby ST Crossing voted in favor of the transaction and was granted the right to designate three members to the Level 3 Board of Directors.

Level 3 also adopted a Stockholder Rights Plan to protect its U.S. federal net operating losses from certain Internal Revenue Code Section 382 restrictions.  This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical federal net operating losses in the future.

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and includes the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 and 2010 because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split (see Note 1 - Summary of Significant Accounting Policies). All per share and share data is presented herein on a split adjusted basis. The effect of approximately 47 million and 51 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2011 and 2010, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 3 million outperform stock options, restricted stock units and warrants outstanding at September 30, 2011 and 2010 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2011 are as follows (in millions):

	Communications Segment		Coal Mining Segment	Total
Balance at December 31, 2010	$1,427	—	$—	$1,427
Effect of foreign currency rate change	1	—	—	1
Balance at September 30, 2011	$1,428		$—	$1,428

Effective January 1, 2011, the Company adopted new accounting guidance that requires entities with goodwill assigned to reporting units with negative carrying value to perform an allocated fair value test of goodwill impairment if certain qualitative factors indicate that such goodwill could be impaired.  Based on its qualitative assessment as of January 1, 2011, the Company determined the test was not required. Furthermore, there were no events or changes in circumstances during the first nine months of 2011 that indicated the carrying value of goodwill may not be recoverable.

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(549)	$194
Patents and Developed Technology	140	(86)	54
	883	(635)	248
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(635)	$300
December 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(488)	$255
Patents and Developed Technology	140	(76)	64
	883	(564)	319
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(564)	$371

During the third quarter of 2010, the Company determined that the useful life of certain customer relationships and developed technology should be reduced based on adverse economic conditions affecting customer attrition associated with these assets, which prospectively increased amortization expense by approximately $3 million during the nine months ended September 30, 2011.

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company’s identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $23 million and $72 million for the three and nine months ended September 30, 2011 and $24 million and $70 million for the three and nine months ended September 30, 2010.

As of September 30, 2011, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (in millions):

2011 (remaining three months)	$22
2012	69
2013	51
2014	39
2015	28
2016	21
Thereafter	18
$248

(6)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of September 30, 2011 and December 31, 2010. The Company also had embedded derivative contracts included in its financial position as of December 31, 2010. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable and accounts payable approximated their fair values at September 30, 2011 and December 31, 2010. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. See Note 7 — Derivative Financial Instruments. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $7.7 billion as of September 30, 2011 and $6.4 billion as of December 31, 2010.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of September 30, 2011 and December 31, 2010:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$98	$108	$—	$—	$98	$108
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	—	—	—	—	—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$98	$108	$—	$—	$98	$108
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$4,716	$2,885	$4,405	$2,789	$—	$—
Convertible Notes	1,197	1,788	556	697	1,031	1,189
Term Loans	1,679	1,679	1,595	1,632	—	—
Commercial Mortgage	65	67	—	—	77	79
Capital Leases and Other	28	29	—	—	28	29
Total Long-term Debt, including the current portion:	$7,685	$6,448	$6,556	$5,118	$1,136	$1,297

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $4.4 billion at September 30, 2011 and $2.8 billion at December 31, 2010 based on market prices. The fair value of each instrument was based on the September 30, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2019) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

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

Convertible Notes

The estimated fair value of the Company’s actively traded Convertible Notes, including the 3.5% Convertible Senior Notes due 2012 and the 6.5% Convertible Senior Notes due 2016, approximated $556 million at September 30, 2011.  The estimated fair value of the Company’s actively traded Convertible Notes was $697 million at December 31, 2010, including the two notes above as well as the 5.25% Convertible Senior Notes due 2011, which were redeemed in the first quarter of 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of September 30, 2011 and December 31, 2010 provided by large financial institutions that trade in the Company’s securities. The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $1 billion at September 30, 2011.  A portion of the Company’s 15% Convertible Senior Notes due in 2013 were converted to equity during the third quarter of 2011, as discussed in Note 8 — Long-Term Debt. At December 31, 2010, the estimated fair value of the Company’s Convertible Notes that are not actively traded included the above notes and the 9% Convertible Senior Discount Notes due 2013, which were redeemed in the first quarter of 2011, was $1.2 billion.  To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $1.6 billion at September 30, 2011 and December 31, 2010, respectively.  The fair value of each loan is based on the September 30, 2011 and December 31, 2010 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, which is LIBOR plus 2.25% for the $1.4 billion Tranche A Term Loan (aggregate principal value) and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value), LIBOR floor (only applicable to the Tranche B Term Loan at 3.0% minimum), corporate and loan credit ratings, maturity date (March 2014) and liquidity, among other loan characteristics and relative value across other instruments of similar terms.

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

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $77 million and $79 million at September 30, 2011 and December 31, 2010, respectively, as compared to the carrying amounts of $65 million and $67 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

The Company also has certain equity conversion rights associated with debt instruments, which are not designated as hedging instruments, but are considered derivative instruments.  The Company’s primary objective associated with including such conversion rights in certain of its debt instruments is to reduce the contractual interest rate and related current cash borrowing cost of the debt instruments. The Company did not have a remaining liability associated with its equity conversion rights as of June 30, 2010.  As a result of the September 2010 issuance of $175 million of 6.5% Convertible Senior Notes due in 2016, the Company did not have a sufficient number of authorized and unissued common shares available to settle all of the equity conversion rights and make-whole premiums associated with its convertible debt. Certain of these derivative instruments were classified as liabilities at December 31, 2010 due to a potential requirement to settle the conversion rights in cash as a result of the Company not having a sufficient number of authorized and unissued shares of common stock to cover all potentially convertible shares, for which the conversion rights were carried at fair value. The fair value of the embedded derivative liability at December 31, 2010 was not significant. As a result of the exchange and redemption of the Company’s outstanding 9% Convertible Senior Discount Notes due 2013 and 5.25% Convertible Senior Notes due 2011, the fair value of these derivative instruments, which was insignificant, was reclassified into stockholders’ equity during the first quarter of 2011, as the Company had sufficient authorized and unissued shares of common stock available to settle all of the potential conversion rights.  Due to the timing between the Company's annual grant of stock based compensation on July 1, 2011 and the partial conversion of the Company's 15% Convertible Senior Discount Notes due 2013 on July 15, 2011, the Company had an insignificant amount of activity associated with its embedded derivatives during the three months ended September 30, 2011. The Company has recognized the gains or losses from changes in fair values of these derivative instruments in other income (expense) in the consolidated statements of operations.  As the Company was no longer required to recognize a liability for the equity conversion rights associated with its debt instruments during the first quarter 2011, Level 3 did not have any gains or losses reflected in its operating results for the three and nine months ended September 30, 2011. Changes in these derivatives resulted in the Company recognizing no gain and a $10 million gain during the three and nine months ended September 30, 2010.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of September 30, 2011, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in Millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

Liability Derivatives
	September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$98	Other noncurrent liabilities	$108

Liability Derivatives
	September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$—

 The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (in millions):

Derivatives designated as hedging instruments	2011	2010
Cash flow hedging contracts
Three months ended September 30,	$2	$(9)
Nine months ended September 30,	$10	$(30)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (in millions):

Derivatives designated as hedging instruments	Income Statement Location	2011	2010
Cash flow hedging contracts:
Three months ended September 30,	Interest Expense	$(12)	$(11)
Nine months ended September 30,	Interest Expense	$(35)	$(34)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $47 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of September 30, 2011) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (in millions):

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income/Loss on Derivative
		2011	2010
Embedded equity conversion rights:
Three months ended September 30,	Other Income (Expense)—Other, net	$—	$—
Nine months ended September 30,	Other Income (Expense)—Other, net	$—	$10

(8) Long-Term Debt

As of September 30, 2011 and December 31, 2010, long-term debt was as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
Senior Secured Term Loan due 2014 (2.4961%, 2.4924%, and 11.5% as of September 30, 2011 and 2.5391%, 2.5391%, and 11.5% as of December 31, 2010 for the $1 billion, $400 million, and $280 million tranches, respectively)	$1,680	$1,680
Senior Notes due 2014 (9.25%)	807	1,250
Floating Rate Senior Notes due 2015 (4.2018% as of September 30, 2011 and 4.344% as of December 31, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	—
Senior Notes due 2019 (9.375%)	500	—
Senior Notes due 2019 (8.125%)	1,200	—
Convertible Senior Notes due 2011 (5.25%)	—	196
Convertible Senior Notes due 2012 (3.5%)	274	294
Convertible Senior Notes due 2013 (15.0%)	272	400
Convertible Senior Discount Notes due 2013 (9.0%)	—	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	65	67
Capital Leases	28	29
Total Debt Obligations	7,747	6,527
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(1)	(1)
Premium on Senior Notes due 2014 (9.25%)	4	7
Discount on Senior Notes due 2018 (10.0%)	(11)	(12)
Discount on Senior Notes due 2019 (11.875%)	(10)	—
Discount on Senior Notes due 2019 (9.375%)	(9)	—
Discount on Senior Notes due 2019 (8.125%)	(9)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	—	(20)
Discount on Convertible Senior Notes due 2012 (3.5%)	(14)	(29)
Discount on Convertible Senior Notes due 2015 (7.0%)	(3)	(3)
Discount due to embedded derivative contracts	(9)	(21)
Total Unamortized (Discount) Premium	(62)	(79)
Carrying Value of Debt	7,685	6,448
Less current portion	(265)	(180)
Long-term Debt, less current portion	$7,420	$6,268

Approximately $274 million of the Company’s 3.5% Convertible Senior Notes due 2012 have been reclassified into the current portion of long-term debt based on the contractual maturity date in June 2012.

2011 Debt Issuance and Related Redemptions

8.125% Senior Notes Due 2019

In June 2011, Level 3 Escrow, Inc. (“Level 3 Escrow”), an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 (the “8.125% Senior Notes”). Level 3 Escrow issued the 8.125% Senior Notes due 2019 to investors at a price of 99.264% of their principal amount. The debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and was being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt as of September 30, 2011 and the remaining related debt issue discount will be amortized as interest expense over the remaining term of the 8.125% Senior Notes. The 8.125% Senior Notes will mature on July 1, 2019 and are not currently guaranteed by any of the Company’s subsidiaries. Interest on the notes accrues at 8.125% per year and is payable on January 1 and July 1, beginning on January 1, 2012.

In July 2011, Level 3 Escrow issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 under the same indenture as the 8.125% Senior Notes issued in June, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. The debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and was amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow to redeem these notes on or before April 10, 2012, the initial term of these 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved in connection with the Amalgamation, the Company reclassified these notes into long-term debt and the remaining related debt issue discount will be amortized as interest expense over the remaining term of the 8.125% Senior Notes.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and were to remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the acquisition by Level 3 of Global Crossing pursuant to the Amalgamation Agreement and the assumption of the 8.125% Senior Notes by Level 3 Financing, Inc. (the “Notes Assumption”).  In conjunction with the completion of the Amalgamation on October 4, 2011 (see Note 2 - Events Associated with the Amalgamation of Global Crossing), the escrow conditions were satisfied. Debt issuance costs of approximately $32 million will be capitalized and amortized over the term of the 8.125% Senior Notes using the effective interest rate method. Level 3 Financing assumed the obligations under the 8.125% Senior Notes and the notes were reclassified to long-term debt in third quarter 2011. Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation.

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

In connection with the offering of the 8.125% Senior Notes, the Company entered into registration rights agreements pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after October 4, 2011. The maximum consideration that could be transferred to the initial purchasers pursuant to the registration rights agreement in the event of a Registration Default, as defined, is special interest on the principal amount of the Senior Notes not to exceed 1% per annum.

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

The offering of the 9.375% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement. In July 2011, all of the originally placed notes were exchanged for a new issue of 9.375% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradable.

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

The offering of the 11.875% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement. In July 2011, all of the originally placed notes were exchanged for a new issue of 11.875% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

2011 Debt Redemptions, Exchanges, and Conversions

In August 2011, the Company repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012 at a price of 98.875% of the principal amount. The Company recognized a loss on extinguishment of less than $1 million in the third quarter of 2011 associated with the repurchase of the 3.5% Convertible Senior Notes due 2012.

On July 15, 2011, certain holders converted approximately $128 million of the Company's 15% Convertible Senior Notes due in 2013 to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3's common stock on a split adjusted basis, representing the approximately 37 shares per $1,000 note into which the notes were then convertible. Level 3 also paid an aggregate of approximately $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which was recognized as a loss on inducement and included in the loss on extinguishment of debt. Following the partial conversion of the 15% Convertible Senior Notes, approximately $272 million principal amount of the 15% Convertible Senior Notes due in 2013 remain outstanding. The 15% Convertible Senior Notes due in 2013 are not callable prior to maturity in January 2013.

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

The offering of the 10% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement.  In June 2010, all of the originally placed notes were exchanged for a new issue of 10% Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

2010 Tender Offer

In the first quarter of 2010, Level 3 Financing, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $550 million aggregate principal amount of its 12.25% Senior Notes for a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment (the “12.25% Tender Offer”). In connection with the 12.25% Tender Offer, Level 3 and Level 3 Financing, Inc. solicited consents to certain proposed amendments to the indenture governing the 12.25% Senior Notes to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the indenture.

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

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of September 30, 2011 (in millions):

2011 (remaining three months)	$1
2012	279
2013	278
2014	2,494
2015	832
2016	201
Thereafter	3,662
$7,747

See Note 14 - Subsequent Events for additional information.

(9) Stock-Based Compensation

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OSO	$3	$2	$7	$8
Restricted Stock Units and Shares	11	6	18	14
401(k) Match Expense	3	3	10	9
Restricted Stock Unit Bonus Grant	9	9	33	19
	26	20	68	50
Capitalized Noncash Compensation	—	—	—	—
	$26	$20	$68	$50

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of September 30, 2011, there were approximately 1 million outperform stock option appreciation units (“OSOs”) outstanding.  As of September 30, 2011, there were approximately 2 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding.

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

(10) Comprehensive Loss

The components of total comprehensive loss, net of taxes, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(207)	$(163)	$(593)	$(570)
Change in cumulative translation adjustment	(40)	58	10	(38)
Change in unrealized holding gain (loss) on interest rate swaps	2	(9)	10	(30)
Other, net	14	1	13	1
Comprehensive loss	$(231)	$(113)	$(560)	$(637)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	September 30, 2011	December 31, 2010
Cumulative translation adjustment	$65	$55
Accumulated net unrealized holding gain (loss) on interest rate swaps	(98)	(108)
Other, net	(32)	(45)
Accumulated other comprehensive loss	$(65)	$(98)

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

Segment information for the Company’s Communications and Coal Mining businesses is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue from external customers:
Communications	$927	$895	$2,754	$2,687
Coal Mining	20	17	54	43
	$947	$912	$2,808	$2,730
Adjusted EBITDA:
Communications	$236	$216	$687	$627
Coal Mining	$2	$2	$2	$—

Communications revenue consists of:

1)	Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services.

2)	Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

3)
Other Communications Services includes revenue from managed modem and its related reciprocal compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Communications Services:
Core Network Services Revenue	$759	$707	$2,232	$2,107
Wholesale Voice Services Revenue	152	161	467	489
Other Communications Revenue	16	27	55	91
Total Communications Revenue	$927	$895	$2,754	$2,687

The following information provides a reconciliation of net loss to Adjusted EBITDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2011 and 2010 (in millions):

Three Months Ended September 30, 2011	Communications	Coal Mining
Net income (loss)	$(203)	$1
Income tax expense	6	—
Total other expense	204	—
Depreciation and amortization expense	203	1
Non-cash compensation expense	26	—
Adjusted EBITDA	$236	$2
Total Net Loss for reportable segments		$(202)
Unallocated corporate expense		(5)
Consolidated Net Loss		$(207)

Nine Months Ended September 30, 2011	Communications	Coal Mining
Net loss	$(582)	$(1)
Income tax expense	36	—
Total other expense	553	—
Depreciation and amortization expense	612	3
Non-cash compensation expense	68	—
Adjusted EBITDA	$687	$2
Total Net Loss for reportable segments		$(583)
Unallocated corporate expense		(10)
Consolidated Net Loss		$(593)

Three Months Ended September 30, 2010	Communications	Coal Mining
Net income (loss)	$(163)	$1
Income tax expense	1	—
Total other expense	144	—
Depreciation and amortization expense	214	1
Non-cash compensation expense	20	—
Adjusted EBITDA	$216	$2
Total Net Loss for reportable segments		$(162)
Unallocated corporate income		(1)
Consolidated Net Loss		$(163)

Nine Months Ended September 30, 2010	Communications	Coal Mining
Net loss	$(565)	$(2)
Income tax expense	2	—
Total other (income) expense	480	(1)
Depreciation and amortization expense	660	3
Non-cash compensation expense	50	—
Adjusted EBITDA	$627	$—
Total Net Loss for reportable segments		$(567)
Unallocated corporate expense		(3)
Consolidated Net Loss		$(570)

Due to the Amalgamation with Global Crossing completed on October 4, 2011, the Company may need to modify the manner in which components of the Company are evaluated for performance and resource allocation, which in turn, may affect the Company's reportable operating segments in future periods.

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

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in a purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al.(Civil Case No. 09cv02914). The Plaintiffs allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company’s integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O’Hara. The parties have agreed to a temporary stay of all activities in the state court actions pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above. The stay in the federal court action has been lifted and the parties are engaged in the filing of additional pleadings and motions prior to the commencement of discovery.

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

The parties have reached a settlement in principle and are preparing settlement documents for presentation to the court for approval.  Additionally, management believes that any resulting liabilities for these actions, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations or future cash flows.

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

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2011 and December 31, 2010, Level 3 had outstanding letters of credit of approximately $22 million, which are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(13) Condensed Consolidating Financial Information

Level 3 Financing, a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.  Level 3 Communications, LLC has also provided a guarantee of the 9.375% Senior Notes due 2019, which became registered securities upon the completion of the exchange offer dated July 1, 2011.

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

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$605	$399	$(57)	$947
Costs and Expenses:
Cost of Revenue	—	—	222	192	(54)	360
Depreciation and Amortization	—	—	102	102	—	204
Selling, General and Administrative	—	—	328	50	(3)	375
Total Costs and Expenses	—	—	652	344	(57)	939
Operating (Loss) Income	—	—	(47)	55	—	8
Other Income (Expense):
Interest expense	(51)	(99)	—	(28)	—	(178)
Interest income (expense) affiliates, net	212	350	(514)	(48)	—	—
Equity in net earnings (losses) of subsidiaries	(338)	(589)	29	—	898	—
Other, net	(30)	—	2	(3)	—	(31)
Other Income (Expense)	(207)	(338)	(483)	(79)	898	(209)
(Loss) Income Before Income Taxes	(207)	(338)	(530)	(24)	898	(201)
Income Tax Expense	—	—	(1)	(5)	—	(6)
Net (Loss) Income	$(207)	$(338)	$(531)	$(29)	$898	$(207)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,741	$1,236	$(169)	$2,808
Costs and Expenses:
Cost of Revenue	—	—	658	600	(160)	1,098
Depreciation and Amortization	—	—	309	306	—	615
Selling, General and Administrative	1	—	941	156	(9)	1,089
Total Costs and Expenses	1	—	1,908	1,062	(169)	2,802
Operating (Loss) Income	(1)	—	(167)	174	—	6
Other Income (Expense):
Interest expense	(163)	(296)	(2)	(34)	—	(495)
Interest income (expense) affiliates, net	633	1,069	(1,545)	(157)	—	—
Equity in net earnings (losses) of subsidiaries	(1,011)	(1,761)	107	—	2,665	—
Other, net	(51)	(23)	8	(2)	—	(68)
Other Income (Expense)	(592)	(1,011)	(1,432)	(193)	2,665	(563)
(Loss) Income Before Income Taxes	(593)	(1,011)	(1,599)	(19)	2,665	(557)
Income Tax Expense	—	—	(21)	(15)	—	(36)
Net (Loss) Income	$(593)	$(1,011)	$(1,620)	$(34)	$2,665	$(593)

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$518	$454	$(60)	$912
Costs and Expenses:
Cost of Revenue	—	—	207	218	(57)	368
Depreciation and Amortization	—	—	107	108	—	215
Selling, General and Administrative	1	—	298	49	(3)	345
Restructuring Charges	—	—	1	—	—	1
Total Costs and Expenses	1	—	613	375	(60)	929
Operating (Loss) Income	(1)	—	(95)	79	—	(17)
Other Income (Expense):
Interest expense	(47)	(94)	(1)	(2)	—	(144)
Interest income (expense) affiliates, net	199	325	(479)	(45)	—	—
Equity in net earnings (losses) of subsidiaries	(314)	(545)	42	—	817	—
Other, net	—	—	2	(3)	—	(1)
Other Income (Expense)	(162)	(314)	(436)	(50)	817	(145)
(Loss) Income Before Income Taxes	(163)	(314)	(531)	29	817	(162)
Income Tax Expense	—	—	(1)	—	—	(1)
Net (Loss) Income	$(163)	$(314)	$(532)	$29	$817	$(163)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,508	$1,394	$(172)	$2,730
Costs and Expenses:
Cost of Revenue	—	—	603	685	(163)	1,125
Depreciation and Amortization	—	—	325	338	—	663
Selling, General and Administrative	2	—	886	147	(9)	1,026
Restructuring Charges	—	—	1	1	—	2
Total Costs and Expenses	2	—	1,815	1,171	(172)	2,816
Operating (Loss) Income	(2)	—	(307)	223	—	(86)
Other Income (Expense):
Interest expense	(148)	(282)	(1)	(7)	—	(438)
Interest income (expense) affiliates, net	597	974	(1,414)	(157)	—	—
Equity in net earnings (losses) of subsidiaries	(1,023)	(1,660)	129	—	2,554	—
Other, net	6	(55)	(4)	9	—	(44)
Other Income (Expense)	(568)	(1,023)	(1,290)	(155)	2,554	(482)
(Loss) Income Before Income Taxes	(570)	(1,023)	(1,597)	68	2,554	(568)
Income Tax Expense	—	—	(2)	—	—	(2)
Net (Loss) Income	$(570)	$(1,023)	$(1,599)	$68	$2,554	$(570)

Condensed Consolidating Balance Sheets
September 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$44	$6	$329	$82	$—	$461
Restricted cash and securities	—	—	1	1,258	—	1,259
Receivables	—	—	95	242	—	337
Due from (to) affiliates	12,635	12,267	(27,304)	2,402	—	—
Other	4	11	54	35	—	104
Total Current Assets	12,683	12,284	(26,825)	4,019	—	2,161
Property, Plant and Equipment, net	—	—	2,824	2,293	—	5,117
Restricted Cash and Securities	18	—	22	81	—	121
Goodwill and Other Intangibles, net	—	—	496	1,232	—	1,728
Investment in Subsidiaries	(11,373)	(18,891)	3,396	—	26,868	—
Other Assets, net	13	41	7	66	—	127
Total Assets	$1,341	$(6,566)	$(20,080)	$7,691	$26,868	$9,254
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$39	$302	$—	$342
Current portion of long-term debt	261	—	2	2	—	265
Accrued payroll and employee benefits	—	—	71	6	—	77
Accrued interest	55	102	—	32	—	189
Current portion of deferred revenue	—	—	110	30	—	140
Other	—	1	57	32	—	90
Total Current Liabilities	317	103	279	404	—	1,103
Long-Term Debt, less current portion	1,531	4,609	23	1,257	—	7,420
Deferred Revenue, less current portion	—	—	684	58	—	742
Other Liabilities	16	99	150	247	—	512
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity (Deficit)	(523)	(11,377)	(21,216)	5,725	26,868	(523)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,341	$(6,566)	$(20,080)	$7,691	$26,868	$9,254

Condensed Consolidating Balance Sheets
December 31, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$173	$7	$350	$86	$—	$616
Restricted cash and securities	—	—	1	1	—	2
Receivables	—	—	46	218	—	264
Due from (to) affiliates	11,927	11,424	(26,093)	2,742	—	—
Other	4	10	41	35	—	90
Total Current Assets	12,104	11,441	(25,655)	3,082	—	972
Property, Plant and Equipment, net	—	—	2,937	2,365	—	5,302
Restricted Cash and Securities	18	—	21	81	—	120
Goodwill and Other Intangibles, net	—	—	543	1,255	—	1,798
Investment in Subsidiaries	(10,437)	(17,176)	3,575	—	24,038	—
Other Assets, net	9	65	6	83	—	163
Total Assets	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$57	$271	$—	$329
Current portion of long-term debt	176	—	2	2	—	180
Accrued payroll and employee benefits	—	—	78	6	—	84
Accrued interest	47	99	—	—	—	146
Current portion of deferred revenue	—	—	115	36	—	151
Other	—	1	65	—	—	66
Total Current Liabilities	224	100	317	315	—	956
Long-Term Debt, less current portion	1,612	4,564	24	68	—	6,268
Deferred Revenue, less current portion	—	—	673	63	—	736
Other Liabilities	15	107	154	276	—	552
Commitments and Contingencies	—	—	—	—	—	0
Stockholders’ Equity (Deficit)	(157)	(10,441)	(19,741)	6,144	24,038	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,694	$(5,670)	$(18,573)	$6,866	$24,038	$8,355

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(129)	$(279)	$153	$454	$—	$199
Cash Flows from Investing Activities:
Capital expenditures	—	—	(146)	(204)	—	(350)
Increase in restricted cash and securities, net	—	—	—	(63)	—	(63)
Proceeds from sale of property, plant and equipment	—	—	1	3	—	4
Net Cash Used in Investing Activities	—	—	(145)	(264)	—	(409)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	474	—	(1)	—	765
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(245)	(463)	—	(3)	—	(711)
Increase (decrease) due from affiliates, net	(47)	267	(29)	(191)	—	—
Net Cash Provided by (Used in) Financing Activities	—	278	(29)	(195)	—	54
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	(129)	(1)	(21)	(4)	—	(155)
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$44	$6	$329	$82	$—	$461

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2010

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(131)	$(277)	$(28)	$585	$—	$149
Cash Flows from Investing Activities:
Capital expenditures	—	—	(117)	(202)	—	(319)
Decrease in restricted cash and securities, net	—	—	3	1	—	4
Proceeds from sale of property, plant, and equipment	—	—	—	1	—	1
Net Cash Used in Investing Activities	—	—	(114)	(200)	—	(314)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	170	613	—	—	—	783
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(328)	(599)	(1)	(1)	—	(929)
Increase (decrease) due from affiliates, net	224	262	(19)	(467)	—	—
Net Cash Provided by (Used in) Financing Activities	66	276	(20)	(468)	—	(146)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(7)	—	(7)
Net Change in Cash and Cash Equivalents	(65)	(1)	(162)	(90)	—	(318)
Cash and Cash Equivalents at Beginning of Period	236	8	431	161	—	836
Cash and Cash Equivalents at End of Period	$171	$7	$269	$71	$—	518

(14) Subsequent Events

The Company transferred the listing of its common stock to the New York Stock Exchange (“NYSE”) and began trading on a reverse stock split adjusted basis on October 20, 2011 under its current ticker symbol “LVLT.”

In connection with the closing of the Amalgamation (See Note 2 - Events Associated with the Amalgamation of Global Crossing), Level 3 Financing amended its existing credit agreement to incur an additional $650 million of borrowings through an additional Tranche. The Company issued the Tranche B II Term Loan to investors at a price of 99% of its principal amount. The net discount of approximately $6.5 million will be reflected as a reduction in long-term debt and amortized as interest expense over the term of the Tranche B II Term Loan using the effective interest method. The Tranche B II Term Loan will accrue interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The net proceeds from the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

On November 4, 2011, the Company announced the marketing of a $550 million senior secured term loan through an additional Tranche of its existing Senior Secured Term Loan due 2014 (the "Tranche B III Term Loan"). The net proceeds along with cash on hand will be used to redeem the 3.5% Convertible Senior Notes due in June 2012 and repay the $280 million Tranche B Term Loan that is outstanding under the existing Senior Secured Term Loan.

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

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

The Company believes that one of the largest sources of future incremental demand for the Company’s Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2010 and expects that pricing for its high-speed IP services will continue to decline during the remainder of 2011.

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

Core Network Services revenue by customer group was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wholesale	$361	343	$1,070	1,028
Large Enterprise and Federal	153	144	445	422
Mid-Market	163	147	476	444
European	82	73	241	213
Total Core Network Services	$759	$707	$2,232	$2,107

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

On October 4, 2011, a subsidiary of Level 3 completed its Amalgamation with Global Crossing and the amalgamated entity became an indirect wholly owned subsidiary of the Company through a tax free, stock for stock transaction. The Company will operate an advanced IP-optical services platform anchored by extensive owned fiber networks with an expanded global footprint and focused on local, national and global customer requirements in a wide range of markets. In addition, after the close of business on October 19, 2011, Level 3 completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders in connection with its announcement to transfer the listing of its common stock to the New York Stock Exchange on October 20, 2011. The reverse stock split automatically combined every fifteen shares of issued and outstanding Level 3 common stock into one share of common stock without any change in the par value per share. All share and per share references have been adjusted to give effect to the reverse stock split.

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

On November 4, 2011, the Company announced the marketing of a $550 million senior secured term loan through an additional Tranche of its existing Senior Secured Term Loan (the "Tranche B III Term Loan"). The net proceeds along with cash on hand will be used to redeem the 3.5% Convertible Senior Notes due in June 2012 and repay the $280 million Tranche B Term Loan that is outstanding under the existing Senior Secured Term Loan.

In connection with the closing of the Amalgamation (See Note 2 - Events Associated with the Amalgamation of Global Crossing in the Notes to the Consolidated Financial Statements), the Company amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche. The net proceeds from the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

In August 2011, the Company repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012 with available cash.

In June 2011, Level 3 Escrow, Inc. issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 in a private transaction. In July 2011, Level 3 Escrow, Inc. issued an additional $600 million aggregate principal amount in connection with the Amalgamation of its 8.125% Senior Notes due 2019 in a private offering. This offering represents an additional offering of the 8.125% Senior Notes due 2019 that were issued in June 2011. In connection with the Amalgamation, the 8.125% Senior Notes due 2019 were assumed by Level 3 Financing, Inc. In addition, Level 3 Financing borrowed on the Amalgamation date $650 million aggregate amount of a Tranche B II Term Loan. The net proceeds from the 8.125% Senior Notes and the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

In July 2011, the Company issued an aggregate of approximately 5 million shares on a split-adjusted basis, of Level 3’s common stock to convert $128 million of its 15% Convertible Senior Notes due in 2013 to equity.  See Note 8 — Long-term Debt in the Notes to the Consolidated Financial Statements for additional information.

In the first quarter of 2011, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 in a private transaction. The net proceeds from the offering, together with cash on hand, were used to partially redeem approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011.

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

Results of Operations for the Three and Nine months ended September 30, 2011 and 2010
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change %	September 30,	September 30,	Change %
(dollars in millions)	2011	2010		2011	2010
Revenue:
Communications	$927	$895	4%	$2,754	$2,687	2%
Coal Mining	20	17	18%	54	43	26%
Total revenue	947	912	4%	2,808	2,730	3%
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of Revenue
Communications	342	353	(3)%	1,046	1,082	(3)%
Coal Mining	18	15	20%	52	43	21%
Total Cost of Revenue	360	368	(2)%	1,098	1,125	(2)%
Depreciation and Amortization	204	215	(5)%	615	663	(7)%
Selling, General and Administrative	375	345	9%	1,089	1,026	6%
Restructuring Charges	—	1	NM	—	2	NM
Total Costs and Expenses	939	929	1%	2,802	2,816	—%
Operating Income (Loss)	8	(17)	NM	6	(86)	NM
Other Income (Expense):
Interest expense	(178)	(144)	24%	(495)	(438)	13%
Loss on extinguishments of debt, net	(30)	—	NM	(73)	(59)	24%
Other, net	(1)	(1)	—%	5	15	(67)%
Total Other Expense	(209)	(145)	44%	(563)	(482)	17%
Loss Before Income Taxes	(201)	(162)	24%	(557)	(568)	(2)%
Income Tax Expense	(6)	(1)	NM	(36)	(2)	NM
Net Loss	$(207)	$(163)	27%	$(593)	$(570)	4%

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

Communications revenue attributable to each of these services is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Communications Services:
Core Network Services Revenue	$759	$707	$2,232	$2,107
Wholesale Voice Services Revenue	152	161	467	489
Other Communications Revenue	16	27	55	91
Total Communications Revenue	$927	$895	$2,754	$2,687

Comparisons of the Three and Nine Months Ended September 30, 2011 to the Three and Nine Months Ended September 30, 2010

Communications revenue increased approximately 4% and 2% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in communications revenue was driven by strong growth in the Company’s Core Network Services revenue from several existing services offset by declines in Wholesale Voice Services revenue and Other Communications Services revenue.

The Company experienced increases within Core Network Services revenue in the three and nine months ended September 30, 2011 compared to the same periods of 2010, primarily within transport, data, and IP services, offset by declines in voice services. The Company experienced strong growth in data and IP services revenue during the third quarter of 2011, which was driven by the requirement for enterprise bandwidth and end customer demand.  The growth in transport services is primarily due to strong demand for broadband services, such as wavelengths and Ethernet, offset slightly by declines in longhaul and private line services. The decline within voice services during the third quarter of 2011 was primarily the result of a reduction in revenue driven by macroeconomic conditions and competitive pressures. The Company continues to experience strong demand for transport, infrastructure and data services for complex nationwide solutions and its CDN services.

The decrease in Wholesale Voice Services revenue in the three and nine months ended September 30, 2011 compared to the same periods in 2010 is primarily due to a decline in usage. The Company continues to concentrate its sales efforts on maintaining incremental gross margins in the 30% range for these services. The Company expects to experience some volatility in revenue as a result of this strategy.

Other Communications Revenue decreased to $16 million and $55 million in the three and nine months ended September 30, 2011, respectively, from $27 million and $91 million in the three and nine months ended September 30, 2010, respectively. The decrease is the result of a decline in managed modem revenue as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline in the future due to an increase in the number of subscribers migrating to broadband services.

Reciprocal compensation revenue from managed modem services also declined in the three and nine months ended September 30, 2011 compared to the same periods of 2010 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services, although the Company continues to generate a portion of its reciprocal compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may experience further declines over time.

Also contributing to the decrease in Other Communications Services revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network.

Coal mining revenue increased to $20 million in the three months ended September 30, 2011 from $17 million in the same period of 2010, and increased to $54 million in the nine months endedSeptember 30, 2011 from $43 million in the same period of 2010. The increase in the nine month period ended September 30, 2011 from the same period in 2010 related to an increase in contractual selling prices with customers in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011.  In addition, the revenue in the third quarter of 2011 compared to the same period in 2010 benefited from an increase in the volume of tons mined in the third quarter of 2011.

Cost of Revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue for the communications business, as a percentage of communications revenue was 37% and 38% in the three and nine months ended September 30, 2011, respectively, compared to 39% and 40% in the three and nine months ended September 30, 2010. The Company has benefited from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services, as well as an improving gross margin mix.  Additionally, the Company continues to decrease its lower margin voice costs and costs for certain private line services, and to implement initiatives to reduce both fixed and variable network expenses.

Coal mining cost of revenue approximated 90% and 96% of coal mining revenue in the three and nine months ended September 30, 2011, respectively, and 88% and 100% in the three and nine months ended September 30, 2010. The decrease in coal mining cost of revenue as a percentage of coal mining revenue in the nine months ended ended September 30, 2011 compared to the same period in 2010 is primarily driven by higher revenue in 2011 under new contracts that commenced later in 2010 and during the first quarter of 2011, partially offset by higher fuel and production costs. The increase in the three months ended September 30, 2011 compared to the same period in 2010 was a result of change in mix driven by higher volume.

Depreciation and Amortization expense decreased 5% to $204 million in the third quarter of 2011 from $215 million in the third quarter of 2010 and decreased 7% to $615 million for the nine months ended September 30, 2011 from $663 million for the nine months ended September 30, 2010. The decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.

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

Selling, general and administrative expenses increased 9% to $375 million in the third quarter of 2011 compared to $345 million in the third quarter of 2010 and increased 6% to $1,089 million in the nine months ended September 30, 2011 compared to $1,026 million in the nine months ended September 30, 2010.  The increase is primarily a result of transaction costs associated with the Global Crossing acquisition and higher employee compensation and related costs as the Company continued to increase its sales, support and customer installation activity headcount during 2011.  Selling, general and administrative expenses included approximately $20 million of transaction and integration costs associated with the Global Crossing acquisition for the nine months ended September 30, 2011 and $11 million for the three months ended September 30, 2011.  Also included in selling, general and administrative expenses in the three and nine months ended September 30, 2011 were $26 million and $68 million, respectively, and in the three and nine months ended ended September 30, 2010 were $20 million and $50 million, respectively, of non-cash, stock-based compensation expenses related to grants and expected grants of outperform stock options, restricted stock units, restricted stock shares, shares issued and accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan.

The increase in non-cash, stock-based compensation expense is primarily due to higher headcount, an increase in the 2011 discretionary stock-based bonus expected to be distributed to employees in 2012, an increase in the stock price on the grant date associated with the 2011 annual restricted stock unit grant, and an adjustment to the 2010 stock bonus grant issued in 2011 due to a higher stock price on the grant date.

Restructuring Charges remained constant at less than $1 million during the three and nine months ended September 30, 2011 compared to the same period of 2010, as the Company had not initiated any significant new workforce reduction plans in 2010 or 2011.

The Company may experience restructuring charges in 2011 in connection with the efforts to optimize its cost structure or in 2012 in connection with the Amalgamation of Global Crossing. Additional restructuring activities could result in additional headcount reductions and related charges.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

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

Adjusted EBITDA for the communications business was $236 million in the third quarter of 2011 compared to $216 million in the third quarter of 2010 and $687 million in the nine months ended September 30, 2011 compared to $627 million in the same period during 2010. The increase in Adjusted EBITDA for the communications business in 2011 is primarily attributable to the growth in the Company’s revenue, in addition to the decline in cost of revenue, offset slightly by higher selling, general and administrative expenses.

Interest Expense increased 24% to $178 million in the third quarter of 2011 from $144 million in the third quarter of 2010. Interest Expense increased 13% to $495 million in the nine months ended September 30, 2011 from $438 million in the third quarter of 2010. Interest expense increased as a result of higher average interest rates in 2011 as compared to 2010, and higher average debt balance for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  See Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Loss on Extinguishment of Debt, net was a loss of $30 million and $73 million in the three and nine months ended September 30, 2011, compared to a loss of zero and $59 million in the three and nine months ended ended September 30, 2010.  The loss recorded during 2011 was related to a charge of approximately $29 million recognized for the July conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011 which was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 in February 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013 in January 2011.  The loss recorded during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible Senior Notes due 2011 in May 2010 and a $55 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in January 2010. See Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $1 million of expense in the third quarter of 2011 and 2010 and $5 million of income for the nine months ended September 30, 2011 compared to $15 million of income in the same period of 2010. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $6 million and $36 million in the three and nine months ended September 30, 2011, respectively, and $1 million and $2 million, in the same periods in 2010.  The income tax expense during the nine months ended September 30, 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to use to offset its deferred tax assets.  See Note 1 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for additional details.  The income tax expense in 2010 and during the three months ended September 30, 2010 is primarily related to state income taxes or taxes in certain foreign jurisdictions.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including the coal business, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition - September 30, 2011

Cash flows used in operating activities, investing activities and financing activities for the nine months endedSeptember 30, 2011 and 2010, respectively are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2011	2010	Change
Net Cash Provided by Operating Activities	$199	$149	$50
Net Cash Used in Investing Activities	(409)	(314)	(95)
Net Cash Provided by (Used in) Financing Activities	54	(146)	200
Effect of Exchange Rates on Cash and Cash Equivalents	1	(7)	8
Net Change in Cash and Cash Equivalents	$(155)	$(318)	$163

Operating Activities

Cash provided by operating activities increased by $50 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increase in cash provided by operating activities during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a reduced loss after non-cash profit and loss affecting items.

Investing Activities

Cash used in investing activities increased by $95 million during the nine months ended September 30, 2011 compared to the same period of 2010 primarily as a result of cash placed into escrow to fund a portion of unaccrued interest and the issuance discount in connection with the two issuances of 8.125% Senior Notes due 2019 in June and July 2011, and additional capital expenditures, which totaled $350 million for the nine months ended September 30, 2011 and $319 million for the same period of 2010.

Financing Activities

Cash provided by financing activities was $54 million during the nine months ended September 30, 2011 compared to a use of cash of $146 million in the same period of 2010 primarily as a result of a decrease in debt payments and repurchases in 2011.  See Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements for more details regarding the Company’s debt transactions in 2010 and 2011.

Liquidity and Capital Resources

The Company incurred a net loss of $593 million during the nine months ended September 30, 2011 and $570 million the same period of 2010. The Company used $350 million for capital expenditures and had $54 million of cash provided by financing activities in the nine months ended September 30, 2011. This compares to $319 million of cash used for capital expenditures and $146 million of cash flows used in financing activities for the same period of 2010.

As of September 30, 2011, the Company had $461 million of unrestricted cash and cash equivalents.  The Company continues to be very active in the financial markets, having completed or announced the issuance of over $3 billion of senior notes or other securities in the nine months ended September 30, 2011 and continuing through October 2011, to be used in part to complete the amalgamation with Global Crossing.  In October 2011, the Company issued an additional $650 million aggregate principal of the Tranche B II Term Loan.  See Note 8 - Long-Term Debt and Note 14 — Subsequent Events of the Notes to Consolidated Financial Statements for additional information on Level 3’s financing activities.

Capital expenditures for 2011 are expected to be slightly higher than the $436 million incurred in 2010 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be project based where capital is required to expand the network prior to a specific customer revenue opportunity or success-based, which is tied to incremental revenue. As of September 30, 2011 the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations and excluding premium and discounts on debt issuance and fair value adjustments, of approximately $1 million that mature during the remainder of 2011, $279 million that mature in 2012, and $278 million that mature in 2013.

In 2010, the Company issued $841 million total aggregate principal amount of senior notes, and repaid or repurchased $585 million aggregate principal amount of senior notes and convertible senior notes with proceeds from such offerings.  In addition, the Company also repaid or repurchased $122 million aggregate principal amount of its debt securities in various transactions throughout 2010.

In addition to the $461 million of cash and cash equivalents on hand at September 30, 2011, $126 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company and certain reclamation liabilities associated with the coal mining business. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

On October 4, 2011, a subsidiary of Level 3 completed its Amalgamation with Global Crossing and the amalgamated entity became an indirect wholly owned subsidiary of the Company through a tax free, stock for stock transaction. The proceeds of Level 3 Financing's Tranche B II Term Loan in an aggregate amount of $650 million issued in October 2011 were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes. In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011(see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements) by Level 3 Escrow, an indirect wholly owned subsidiary of Level 3, were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow conditions, the 8.125% Senior Notes were assumed by Level 3 Financing, Inc. and the funds were released from the escrow account classified as restricted cash. The net proceeds from the 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.
Level 3 refinanced approximately $1.36 billion of Global Crossing's outstanding consolidated debt. Approximately $430 million of Global Crossing (UK) Finance PLC Senior Secured notes due 2014 were redeemed on November 3, 2011 at the current redemption premiums outlined in its indenture dated December 23, 2004. The entire aggregate principal amount of the $750 million of Global Crossing Limited's outstanding 12% senior notes due 2015 and all of the outstanding $150 million of 9% senior notes due 2019 were redeemed in early November 2011. Of the outstanding principal of each of the Global Crossing Limited senior notes, 35 percent was first redeemed on November 3, 2011 as a result of a qualified “Equity Offering” (as defined under the indentures relating to each issue of the Global Crossing Limited senior notes) to its new corporate parent. The remaining 65 percent of the outstanding principal of each issue of the Global Crossing senior notes were redeemed subsequently on November 4, 2011 at “make-whole” prices calculated using the rate of the comparable U.S. Treasury security plus 50 basis points.
On November 4, 2011, the Company announced the marketing of a $550 million senior secured term loan through an additional Tranche of its existing Senior Secured Term Loan due 2014 (the "Tranche B III Term Loan"). The net proceeds along with cash on hand will be used to redeem the 3.5% Convertible Senior Notes due in June 2012 and repay the $280 million Tranche B Term Loan that is outstanding under the existing Senior Secured Term Loan.

Although the Company cannot be assured it will be able to continue to refinance its debt or to raise additional capital on acceptable terms, as of September 30, 2011 and including the redemption of approximately $274 million aggregate principal amount of the outstanding 3.5% Convertible Senior Notes completed in November 2011, Level 3 has no remaining maturities in 2011 and has no remaining maturities of long-term debt due within twelve months of September 30, 2011, excluding capital leases, mortgage payments, debt discounts, premiums and fair value adjustments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2011, the Company had borrowed a total of approximately $2.0 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2011, was approximately 4.0%.

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

The remaining, or unhedged, variable rate debt of approximately $1 billion has a weighted average interest rate of 5.6% at September 30, 2011. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.6%) would increase the Company’s annual interest expense by approximately $10 million. At September 30, 2011, the Company had $5.7 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.0%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.

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

As a result of the Amalgamation with Global Crossing, the Company's currency exchange rate risk has significantly increased. See "Item 1A. Risk Factors - As a result of the Global Crossing acquisition, Level 3 is now exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations."

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although we expect that the acquisition of Global Crossing Limited will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.
The success of our acquisition of Global Crossing depends in large part on the success of management in integrating the operations, strategies, technologies and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the Global Crossing acquisition if the integration process takes longer or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of Global Crossing or to otherwise realize any of the anticipated benefits of the Global Crossing acquisition could impair our operations. In addition, we anticipate that the overall integration of Global Crossing will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
            Potential difficulties the combined business may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies, operations, accounting and data processing systems, management controls, products and services;

•	the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;

•	the retention of the existing customers and/or vendors of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company's operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the Global Crossing acquisition.
The anticipated benefits and synergies include the combination of offices in various locations and the elimination of numerous technology systems, duplicative personnel and duplicative market and other data sources. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.
STT Crossing's significant ownership interest in Level 3 increases the risk that we could be unable to use our accumulated net operating losses, or NOLs, for U.S. federal income tax purposes, and the rights agreement entered into by Level 3 designed to protect our ability to use our accumulated NOLs could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.

As of December 31, 2010, we had a NOL carry forward for U.S. federal income tax purposes of approximately $5.9 billion. Our ability to use our NOLs may be negatively affected if there is an “ownership change,” as defined under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code. In general, this would occur if certain ownership changes related to our common stock that is held by 5% or greater stockholders exceed 50%, measured over a rolling three-year period. Completion of the Global Crossing acquisition - in particular STT Crossing's acquisition of a significant ownership interest in Level 3 - moved us significantly closer to the 50% ownership change and increases the likelihood of a loss of our NOLs.
In April 2011, we entered into the rights agreement in an effort to deter acquisitions of our common stock that might reduce our ability to use our NOL carry forwards. Under the rights agreement, from and after the record date of April 21, 2011, each share of our common stock carries with it one preferred share purchase right until the date when the preferred share purchase rights become exercisable, or the earlier expiration of the preferred share purchase rights. The rights agreement and the preferred share purchase rights issuable thereunder could discourage a third party from proposing a change of control or other strategic transaction concerning Level 3 or otherwise have the effect of delaying or preventing a change of control of Level 3 that other stockholders may view as beneficial.
Under our Restated Certificate of Incorporation, as amended, we are able to issue more shares of our common stock than are currently outstanding. As a result, such future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.
On October 3, 2011, in connection with the completion of the acquisition of Global Crossing, we filed an amendment to our Restated Certificate of Incorporation that stated we had the authority to issue up to 4,400,000,000 shares of our common stock. On October 19, 2011, in connection with the implementation of a 1 for 15 reverse stock split, we filed an additional amendment, which adjusted the number of shares we have the authority to issue to up to 293,333,333 shares of our common stock.
Our Restated Certificate of Incorporation, as amended, authorizes a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances involved, the Board may be able to complete a particular issuance without further stockholder action.
The market price of our common stock may decline as a result of the Global Crossing acquisition.
The market price of our common stock may decline as a result of the Global Crossing acquisition for a number of reasons, including:

•	the unsuccessful integration of Global Crossing; or

•	our failure to achieve the perceived benefits of the Global Crossing acquisition, including financial results, as rapidly as or to the extent we anticipated by us or financial or industry analysts.
        These factors are, to some extent, beyond our control.
Our future results will suffer if we do not effectively manage expansions to our operations.
We may continue to expand our operations through new product and service offerings and through additional strategic investments, acquisitions or joint ventures, some of which may involve complex technical and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate new operations into our existing business in an efficient and timely manner, to combine accounting and data processing systems and management controls and to integrate relationships with customers, vendors and business partners. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute our stockholders' ownership.
Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:

•	problems with the effective integration of operations;

•	inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.
We cannot assure you that our future expansion or acquisition opportunities will be successful, or that the combined business will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
In some instances it is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.
It is expensive and difficult for new customers to switch to our network if we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network. Needing to obtain a connection to our network from the incumbent carrier can complicate and add to the time and expense that it takes to provision a new customer's service. Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process for a customer's location that is not located on our network, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely affecting our ability to compete and increase revenue. Further consolidation of incumbent carriers with other telecommunications service providers may make these problems more acute.
As a result of the Global Crossing acquisition, Level 3 is now exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations.
Certain of our current and prospective customers derive their revenue in currencies other than U.S. Dollars but are invoiced by us in U.S. Dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. Dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. Dollars. In either event, the affected customers may not be able to pay us in U.S. Dollars. Similarly, declines in the value of foreign currencies (such as the devaluation of the Venezuelan bolivar discussed below) relative to the U.S. Dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies. In addition, where we issue invoices for our services in currencies other than U.S. Dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. Dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations.
As a result of the Global Crossing acquisition, we now conduct a significant portion of our business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. Since the former Global Crossing portion of our business tends to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.
Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. Dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or to convert those currencies into U.S. Dollars and to expatriate those funds. In addition, currency devaluations in one country may have adverse effects in another country.

In Venezuela, the official bolivares-U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. Global Crossing uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. The impact of this devaluation was reflected in Global Crossing's historical consolidated financial statements for the three months ended March 31, 2010. Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of Global Crossing's historical financial statements.
In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. Dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges.
As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in Global Crossing's Venezuelan subsidiary and a significant increase in its exchange rate and exchange control risks.
At September 30, 2011, Global Crossing had $6 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. Global Crossing cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During the nine months ended September 30, 2011, Global Crossing received $8 million of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, Global Crossing has not executed any exchanges through SITME. If we were to successfully avail ourselves of the SITME process to convert a portion of our Venezuelan subsidiary's cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate on the amount converted. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar‑based assets, liabilities and transactions, reported results would be further adversely affected.
As of September 30, 2011, Global Crossing's Venezuelan subsidiary had $89 million of net assets including $49 million of cash and cash equivalents, of which $2 million was held in U.S. Dollars and $47 million (valued at the fixed official CADIVI rate on that date of 4.30 Venezuelan bolivares to the U.S. Dollar (the “CADIVI rate”)) was held in Venezuelan bolivares. In light of the Venezuelan exchange control regime, none of these net assets (other than the $2 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to Level 3 or any other subsidiary of Level 3 in the form of loans, advances or cash dividends without the consent of a third party (that is, CADIVI or SITME).

Economic and political conditions in Latin America pose numerous risks to our operations.
After giving effect to the Global Crossing acquisition, our business operations in the Latin American region constitute a significant portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers in this region. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings.
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela's largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country's telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government also announced plans to modify the telecommunications law, and we cannot predict the effect of these amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation's constitution removing presidential term limits.
Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies and our business and operations in those locations.
Some Latin American countries, including Venezuela, Brazil and Argentina, have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations in those locations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business, results of operations and financial condition.
Many of Global Crossing's most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.
Various agencies of the U.K. Government together represented approximately 51%, 49% and 47% of Global Crossing (UK) Telecommunications Limited and its subsidiaries' (collectively, the “GCUK Segment”) revenues in 2010, 2009 and 2008, respectively. Many of GCUK's government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control, such as the indirect change in ownership that resulted from our acquisition of Global Crossing. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK's assets used in servicing those contracts. Although we are not aware of any of GCUK's significant government customers indicating their intent to terminate their contracts with GCUK as a result of our acquisition of Global Crossing, if any such contracts were terminated as a result of such acquisition or another change of control transaction, we could experience a material and adverse effect on this portion of our business and results of operations.

In addition, most of GCUK's government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK's services and move to another telecommunications provider. If the applicable customers of any of GCUK's significant government contracts were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on this portion of our business and results of operations. One of GCUK's principal customer relationships is with the UK Foreign and Commonwealth Office (“FCO”), to whom GCUK provides an international telecommunications network known as the FTN. GCUK's contract to provide the FTN expired in May 2010. GCUK has entered into transition arrangements in respect of the FCO's migration to a network to be provided by a competitor as the replacement for the FTN. We estimate our 2011-2012 revenue to be adversely affected by between $10 million to $15 million as a result of this action by the FCO, with most of the impact occurring in 2012. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO.
The pension plans previously maintained by Global Crossing may require additional funding and negatively affects cash flows.
Certain North American and European hourly and salaried employees are covered by a defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2010, the projected benefit obligation under these pension plans was approximately $83 million ($15 million for U.S. plans and $68 million for U.K. plans) and the value of plan assets was approximately $83 million ($18 million for US plans and $65 million for U.K. plans). If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
The Network Security Agreement imposes significant requirements on us. A violation of the agreement could have severe consequences.
The Network Security Agreement (our agreement with certain agencies of the U.S. Government to address the U.S. Government's national security and law enforcement concerns) imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; and other matters. While we expect to continue to comply fully with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of a violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our business, results of operations and financial condition.
Our operations are subject to regulation in each of the countries in which we operate and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or to obtain and maintain those licenses and permits, including payment of related fees, if any, we may not be able to conduct our business in that jurisdiction. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.
In the ordinary course of constructing our networks and providing our services, we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, as well as rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Due to the political and economic risks associated with the countries in which we operate, we cannot be assured that we will be able to maintain our licenses or that they will be renewed upon their expiration. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders including the payment of fees, in one or more countries, may result in sanctions or additional costs, including the revocation of authority to provide services in one or more countries.

Our operations around the world are subject to regulation at the regional level (for example, the European Union), the national level (for example, the FCC) and, in many cases, at the state, provincial, and local levels. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Regulations or rules on network neutrality, license fees, environmental, health and safety, privacy and other regulatory changes, in general or particular to our industry, may increase costs and restrict operations. Our inability or failure to comply with the telecommunications and other laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government, and may have a material adverse effect on our business, results of operations and financial condition.
As a result of the Global Crossing transaction, we are now exposed to legal proceedings and contingent liabilities, including those related to acquisition previously made by Global Crossing, that could result in material losses that we have not reserved against.
Global Crossing is a party to various legal proceedings and is subject to certain important contingent liabilities described more fully in Note 19, “Commitments, Contingencies and Other,” to Global Crossing's consolidated financial statements included in Level 3's Current Report on Form 8‑K/A filed on October 27, 2011. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to Global Crossing, Global Crossing could suffer losses that are material to our business, results of operations and financial condition. Global Crossing has not established reserves for many of these contingent liabilities and those for which reserves have been established could be adversely resolved at levels exceeding the reserved amounts. Certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, results of operations, and financial condition. Assets and entities that Global Crossing acquired in its most recent acquisitions, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).

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

Level 3 has substantial deficiencies of earnings to cover fixed charges of approximately $557 million for the nine months ended ended September 30, 2011.  Level 3 had deficiencies of earnings to cover fixed charges of approximately $568 million for the nine months ended September 30, 2010, approximately $713 million for the fiscal year ended December 31, 2010, approximately $617 million for the fiscal year ended December 31, 2009, approximately $264 million for the fiscal year ended December 31, 2008, approximately $1.1 billion for the fiscal year ended December 31, 2007, and approximately $742 million for the fiscal year ended December 31, 2006.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2011, Level 3 had an aggregate of approximately $7.7 billion of long-term debt on a consolidated basis including current maturities, premiums and discounts, capital leases and its commercial mortgage, and approximately $523 million of stockholders’ deficit. Of this long-term debt approximately $1 million is due to mature in the remaining three months of 2011, approximately $279 million is due to mature in 2012, and $278 million is due to mature in 2013, in each case excluding debt discounts, premiums and fair value adjustments.

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

For the three months ended September 30, 2011, in accordance with Section 1503 of the Act, we present the following information with respect to the mines that we operate and those in which we have a 50 percent joint venture ownership interest:

Item	Big Horn Mine	Black Butte Mine		Decker Mine	Rosebud Mine
Section 104 S&S citations (#)(1)	—	7	2	2	—
Section 104(b) orders (#)(2)	—	—	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—	—	—
Section 107(a) orders (#)(5)	—	—	—	—	—
Proposed MSHA assessments ($)(6)	—	5,995	4,447	4,447	—
Fatalities (#)(7)	—	—	—	—	—
Section 104(e) notices(#)(8)	—	—	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(#)(9)	—	22	2	2	—

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

(9)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving a coal mine owned and operated by us.

Item 6.                       Exhibits

Exhibits filed as a part of this report are listed below.

12	Statements Re Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements*.

___________________________________________

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

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 8, 2011	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer