Form 10-K
period 2011-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2012-02-28
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission file number 0-15658

LEVEL 3 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0210602
(State of Incorporation)	(I.R.S. Employer
Identification No.)

1025 Eldorado Blvd., Broomfield, CO	80021-8869
(Address of principal executive offices)	(Zip Code)
(720) 888-1000
(Registrant’s telephone number,
including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of common stock held by non-affiliates of the registrant approximated $2.99 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Share of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	208,258,103 as of February 23, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980.)

Portions of the Company's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Unless the context otherwise requires or expressly stated herein, when we use the words “Level 3,” “we,” “us,” or “our company” in this annual report on Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries,. Throughout this annual report on Form 10-K, we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of Item 1, “Business.” The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This annual report on Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this annual report on Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this annual report on Form 10-K are the property of their respective owners.
Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This annual report on Form 10-K contains forward‑looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions in this annual report on Form 10-K, as they relate to us or our management, we are intending to identify forward‑looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These forward‑looking statements include, among others, statements concerning:

•	our communications business, its advantages and our strategy for continuing to pursue our business;

•	our integration with the operations of Global Crossing Limited (“Global Crossing”), which we acquired in October 2011, and anticipated benefits and synergies in connection with such acquisition;

•	anticipated development and launch of new services in our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones;

•	growth of the communications industry;

•	expectations as to our future revenue, margins, expenses, cash flows and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.
These forward‑looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of general economic and financial market conditions as well as our failure to:

•	successfully integrate the operations of Global Crossing or otherwise realize any of the anticipated benefits of the Global Crossing acquisition;

•	increase and maintain the traffic on our network and the resulting revenue;

•	successfully use new technology and information systems to support new and existing services;

•	prevent process and system failures that significantly disrupt the availability and quality of the services that we provide;

•	provide services that do not infringe the intellectual property and proprietary rights of others;

•	develop new services that meet customer demands and generate acceptable margins;

•	attract and retain qualified management and other personnel; and

•	meet all of the terms and conditions of our debt obligations.
Except as required by applicable law and regulations, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission (the “SEC”) should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under Item 1A, “Risk Factors.”
Part I
ITEM 1. BUSINESS
Introduction
We are a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. We have created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Our network is an international, facilities based communications network. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
Our company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses, including, among other things, the communications business. In 1998, our historical construction business was split off from the remainder of our operations. In conjunction with the split-off, we changed our name to “Level 3 Communications, Inc.,” and the entity that held the prior construction business was named “Peter Kiewit Sons', Inc.” We sold various businesses subsequent to the split-off, including the sale of our coal mining business in November 2011, as part of our long-term strategy to focus on core communications business operations. In October 2011, a subsidiary of Level 3 completed an amalgamation with Global Crossing Limited through a tax free, stock for stock transaction. The amalgamated company became an, indirect, wholly owned subsidiary of Level 3. The combined results of operations of Level 3 and Global Crossing have been included in our consolidated results of operations beginning in October 2011.
As of December 31, 2011, we had approximately 10,900 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549. Our annual report on Form 10-K and all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.level3.com. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Business Overview and Strategy
We believe that advances in optical and Internet Protocol, or IP, technologies have, and will continue to, facilitate decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. These service providers will be able to offer lower prices, which, we believe, will stimulate substantial increases in the demand for communications services. We believe that, over time, rapidly improving technologies and high demand elasticity are the two primary factors that are continuing to drive this market dynamic.
In recent years, both Internet Protocol and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both an improvement in price performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.
We also believe that decreases in communications services costs and prices cause the development of new bandwidth intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered using physical transportation systems. An example of this dynamic is the use of the Internet for the distribution of video. We believe that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated for Internet delivered video. We also believe that high elasticity of demand for both new applications and the substitution for existing distribution systems will continue for the foreseeable future. We believe that while high demand elasticity will be manifested over time, actions taken by traditional information distribution channels, government regulation and communications supply chain inefficiencies may cause realization of demand to be delayed.
We believe that there are significant implications that result from these market dynamics. Firstly, given the rapid rate of improvement in optical and Internet Protocol technologies, communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies. In addition, given the consolidation in the number of local access providers-that is, the providers of connections from intercity networks to traffic aggregation points or end user locations-communications service providers that have ownership of local and/or metropolitan network facilities as opposed to communications service providers that obtain these facilities from others will have an inherent cost and service advantage over companies that do not have ownership over these types of assets.
In view of these market and technology opportunities, we seek to serve business customers by providing a broad range of communications services over our advanced and extensive fiber optic network. Our processes and systems were designed to provide efficient services over a modern fiber optic network that deploys Internet Protocol technologies. With our network's extensive geographic reach and deep reach into major metropolitan areas of the U.S., Europe and Latin America, we are positioned to provide end-to-end services for business customers entirely on our own facilities across multiple continents. We plan to continually expand this fiber optic network to new locations where the demands of our customers and potential customers justify the costs of expansion.
We provide communications services to a wide range of wholesale and enterprise customers. Wholesale customers may use our services as a component in their own offering of telecommunications services to their customers. Enterprise customers use our services for their own needs. We further subdivide enterprise customers into four subgroups: (1) large enterprise customers, which consist of the roughly 1,000 largest enterprise customers; (2) government customers; (3) mid-market customers, which are enterprise customers other than large enterprise customers; and (4) content customers, which are a targeted list of customers whose relationship with Level 3 is driven primarily by their transportation or distribution of content over our network.

We aim over the long run to expand our fiber optic network to reach all locations where our customers' communications needs are large enough to justify the upfront capital investment. This allows us to provide an end-to-end connection for the customer across our own fiber optic network, which is more efficient and effective, both for us and for the customer. Today and for the foreseeable future, we will need to connect to some locations using the networks of other carriers. We manage these relationships with other carriers to make the interconnection as efficiently and effectively as possible. We seek to minimize the need for these “off network” connections by targeting customers whose needs can be met primarily over our network and by building our network to as many high-traffic locations as possible.
Our fiber optic network has extensive reach across North America, Europe and Latin America, as well as under the oceans connecting those three regions. Our network reaches not only hundreds of cities (we refer to the part of our network connecting the larger cities as our “intercity” network) but also includes fiber optic routes around the various parts of the larger metropolitan areas (we refer to this part of our network as our “metropolitan” or “metro” networks), which allows us to connect directly with wholesale customers in major traffic aggregation centers (such as central offices of local exchange carriers) and with many medium and large enterprise customers at their offices and data centers. In addition, the fact that our metro networks have significant reach throughout major metropolitan areas means that we can make relatively short network extensions to reach customer locations that our network does not currently reach.
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since undersea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by consortia of carriers or else are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We (including our Global Crossing subsidiaries) historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 35,000 route miles of undersea fiber optic cables around the world. In addition, capacity we have purchased on others' undersea cables allows us to offer services in Asia, Africa and Australia despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business-Our Communication Network” below.
For larger customers, certain specialized real estate is often required to house the equipment that we and the customer use to exchange traffic. This space requires a significantly concentrated amount of electric power and cooling, as well as server racks, fiber optic cables and other technical equipment. Such specialized real estate, depending upon its nature and the type of companies that use it, is referred to variously as “colocation” or “data center” space. For interconnection among wholesale carriers and some of the largest enterprise customers, often real estate owned by third parties is used. We occasionally use space of our customers or other carriers. We own or lease more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 12 colocation facilities in Latin America. In addition, we operate 18 data center facilities in Latin America, Europe and North America Additionally, for some of our enterprise customers, we have data center space equipped with Level 3 servers that are managed as a platform for enterprise customers to use for their own data management needs. In such data center space, we provide certain enterprise customers various services, such as capacity management and security.
Voice services are a significant part of our business. Historically, end-user voice services were provided over a network of local exchange carriers whose copper wire networks were dedicated to that service. Today, voice services can be carried over the Internet as a data service. This type of voice service usually is referred to as “voice over Internet Protocol,” or “VoIP”. Since many calls include a connection to the traditional voice network on one end and a VoIP connection on the other, early in our existence we became deeply involved in managing connections between VoIP customers and those on the traditional public switched telephone network. This involves not only developing and managing equipment and software specialized for that purpose but also developing physical connections of our Internet Protocol network with the traditional networks of the various local exchange carriers. Additionally, we have also physically interconnected our IP network with the networks of many cellular telephone carriers. This enables us to provide a service that is more comprehensive than most carriers can provide to handle customers' needs for voice connections in today's changing communications environment. Our services that manage the initiation or termination of customer's voice calls generally are referred to as “local voice” services. We also provide services that handle the termination of bulk minutes on behalf of other carriers. These services we refer to as “wholesale voice” services. These services are provided in a very competitive environment in which many carriers participate and the customer typically uses automated systems to choose the least expensive way to terminate traffic to each city around the world on a minute-by-minute basis. Once our network is chosen to terminate calls to a given location, large numbers of calls are carried simultaneously over our network until the customer decides to switch the traffic to another carrier.
We also provide specialized communications services for companies that distribute video or other contents across the Internet. Because the amount of bandwidth required by such media is large compared to static web page browsing, special services are required to ensure delivery of such content at desired levels of quality. We have developed a system of servers, with software to control them, that store more popular content in various locations around the world. The aim is to store content more locally so that they are not transferred very far across the Internet. This type of service typically is referred to as a “Content Delivery Network,” or “CDN.” We also have specialized video services to handle the needs of broadcasters for the rapid transmission of the very large streams of information that emerge when live events are broadcast. We carry these video streams across its network to central locations specified by the broadcasters and from which these customers broadcast their final edited content via their own networks.
Managing the transmission of information across our network requires the proper management of many interconnected technologies, processes and systems in order to provide high quality, convenient and reliable services for our customers. Some of these services may be charged for separately, while others are included as an integral part of our more basic services. Examples of services that are typically charged separately include network security (i.e., helping customers keep their information safe) and network monitoring (i.e., keeping customers informed of the status of various equipment and sub-parts of their connections). We regularly develop new features and ancillary services to keep our network services as valuable as possible to our target customers.
Since a large portion of our communications services are purchased by companies to interconnect their own information technology applications, often we find that certain customers need ancillary services that are not clearly part of communications network services and may more properly be described as information technology services. Many times this distinction is clear; other times it is not. In an effort to ensure that our customers receive a superior overall experience, we enter into partnerships with providers that specialize in these information technology services, so that we can assemble the full collection of services for the customer. In making the decision to add such services, we consider several factors including our core strengths, the existence of other parties with whom we can work to satisfy the customers' needs, how important it is to customers that the new service be combined into a single Level 3 offering, and the size of the incremental market that would become addressable by offering such services. For more information about our service offerings, see Item 1, “Business-Our Service Offerings” below.
We are currently focusing our attention on a number of operational and financial objectives, including: (1) growing revenue by increasing sales generated by our Core Network Services; (2) continually improving the customer experience to increase customer retention and reduce customer churn; (3) completing the integration of acquired businesses; (4) reducing network costs and operating expenses; (5) achieving sustainable generation of positive cash flows from operations in excess of capital expenditures; (6) continuing to show improvement in Adjusted EBITDA (as defined in Item 7, “Management's Discussions and Analysis of Financial Condition and Results of Operation”) as a percentage of revenue; (7) localizing certain decision making and interaction with our mid-market enterprise customers, including leveraging our existing network assets; (8)  concentrating our capital expenditures on those technologies and assets that enable us to develop our Core Network Services; (9) managing our Wholesale Voice Services for margin contribution; and (10) refinancing our future debt maturities. (For a discussion of our Core Network Services and Wholesale Voice Services, see Item 1, “Business-Our Service Offerings” below.)

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

•
Global Reach of Our Network. We deliver services to more than 45 countries around the world on our global network. Our network connects and crosses North America, Latin America, Europe and a portion of the Asia/Pacific region.

•
A Broad Range of Communications Services. We provide a broad range of communications services designed to meet the needs of our customers over our network. Our communications service offerings include:

•
Transport, infrastructure and data services-including, among services, (1) Internet access and IP and Ethernet Virtual Private Networks, (2) broadband transport services such as wavelengths, dark fiber and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services), (3) content distribution services including caching and downloading, streaming as well as video broadcast services, and (4) colocation and data center services; and

•
Voice and softswitch services-including enterprise or business voice services, wholesale VoIP component services, wholesale voice origination and termination services and managed modem for the dial-up access business.

The availability of these services varies by location.
For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through the acquisitions that we have completed, including our acquisition of Global Crossing, which has significantly increased the global reach of our network. Through our efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

•
Significant metropolitan network platform. As of December 31, 2011, we have metropolitan fiber networks in approximately 170 markets in North America, Europe and Latin America, which contain approximately 30,000 route miles. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

•
End-to-End Network Platform. Our strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans‑oceanic networks in North America, Europe and Latin America. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we have a unique combination of:

•	a substantial intercity network;

•	large fiber count metropolitan networks;

•	global network reach;

•	substantial colocation facilities; and

•	innovative content distribution technology and services.

•
Advanced IP Backbone. We operate one of the largest international IP networks or backbones. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth users.

•
Extensive Patent Portfolio. Our patent portfolio includes patents covering technologies ranging from data and voice services, to content distribution, to transmission and networking equipment. We utilize our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter‑claim by us. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

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

•
A More Readily Upgradeable Network Infrastructure. We generally endeavor to design a newly constructed network to take advantage of technological innovations, incorporating many of the features that are not present in older communication networks. We design the transmission network to optimize aspects of fiber and optronics simultaneously as a system to provide an efficient cost structure for the services that we deliver to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying more cost efficient technologies in our network. We believe that our network, process and system design will enable us to lower costs and prices with the aim of enjoying higher margins than our competitors.

Our Service Offerings
We offer a broad range of communications services, which currently include the following services. All of these services are available to all of our customers. However their availability varies by location. The following is an overview description of some of the services that we offer.
Core Network Services. Our Core Network Services include transport services, infrastructure services, data services, and local and enterprise voice services.

•
Transport Services. Transport services include wavelengths, private lines and transoceanic services, as well as related professional services. These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at a range of speeds from 1 Gpbs to 40 Gbps. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but include SONET or

Synchronous Digital Hierarchy (SDH) protection to provide resiliency to fiber or equipment outages. Private line services are available in a wide range of speeds with electrical, optical and Ethernet interfaces. We also provide transport services within our transatlantic cable system connecting North America, Europe and Latin America as well as via leased bulk capacity on other transoceanic systems. International backhaul transport services, interconnecting cable landing stations and our terrestrial North American, European and Latin American networks, are also available. Professional services related to our transport services include network architectural design, engineering, installation and turn-up, ongoing network monitoring and management services, and field technical services.

•
Infrastructure Services. Infrastructure services include dark fiber, colocation and data center and hosting services. Our dark fiber service provides carriers, service providers, government entities and enterprises a fiber solution when unique applications, control or scale requirements make this service desirable. This includes fiber, colocation space in our Gateway and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure. Our colocation service offers high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment. At our colocation sites, we offer high-speed, reliable connectivity to our network and to other networks, including metro and intercity networks, the traditional public switched telephone network and the Internet. Our data center and hosting services range from housing and hosting to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.

•
Data Services. Data services include high speed Internet Protocol service, dedicated Internet access (“DIA”) service, Asynchronous Transfer Mode (“ATM”) and frame relay services, virtual private network (“VPN”) service, content delivery network (“CDN”) service, media delivery service, Vyvx broadcast service and Converged Business Network service.

▪
High Speed Internet Protocol (IP) Service. We offer wholesale and content provider customers with high speed access to the Internet over one of the largest international Internet backbones. Using largely our own intercity and metropolitan networks in North America, Europe and Latin America, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet service provider “peers.”

▪
Dedicated Internet Access. Dedicated Internet Access, or DIA, is Level 3's enterprise focused Internet access product leveraging the same core Internet backbone as our high speed Internet Protocol service. Level 3's Dedicated Internet Access service offers a wide variety of access methods and speeds. The service is available stand‑alone or in conjunction with managed services offerings, such as Managed Router where we deploy and manage a router that is on the customer premise or our network‑based Distributed Denial of Service, or DDS, Mitigation, which protects our business customers from Internet based DDS attacks.

▪
ATM and Frame Relay Services. Our ATM service connects customer locations while providing multiple classes of service supporting multiple data applications with diverse requirements for network transport, prioritization and performance. Our frame relay service provides a reliable data transport network for connecting customer locations requiring partial mesh and hub-and-spoke network applications.

▪
VPN Service. Built on our optical transport network, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks based on IP VPN, Virtual Private LAN service, or VPLS, Ethernet Virtual Private Line, or EVPL, or MPLS VPN technologies. These services allow service providers, enterprises and government entities to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network, while delivering high quality of service and security. These services are used for service provider and corporate data and voice networks, data center networking, disaster recovery and out-of-region or redundant customer connectivity for other service providers. VPN services are sold stand‑alone or in conjunction with our managed services offerings.

▪
CDN Services. Our content delivery network services combine our IP network, Gateway facilities and patented technology that directs a requestor or end user to the best location or server cluster in our network to retrieve the requested content based on location and network conditions. Our CDN service provides customers with improved performance, economics, scalability, reliability and reach for their web applications. Our caching and download services provide efficient http delivery of large files such as video, software, security patches, audio and graphics to mass audiences. Our streaming service can be used to deliver high performance streams, either live or on-demand, to end users using leading proprietary protocols. Each service set provides flexible features to enable customers to control their content delivery to ensure quality end-user experience, security, freshness and targeting. We also offer storage solutions enabling customers to upload and store content to our network as part of an optimized delivery platform. In addition to our delivery services, our patented Intelligent Traffic Management service enables customers to set rules to dynamically route traffic to meet failover or dual vendor objectives.

▪
Media Delivery Service. We offer media delivery service to customers seeking to manage, protect and monetize content delivered over the Internet. Our media delivery service extends support for online distribution models and operation by providing customers with means to ingest and digitize live video content and to manage the organization and presentation of both live and on demand video to end users via a content management system. Additionally, support for content monetization via paid and advertising supported models is provided. Our media delivery services leverage our content delivery network for the delivery of managed content to end users.

▪
Vyvx Broadcast Service. We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLVI® marked the 23rd consecutive year that the NFL used these services, and the eight year anniversary of the first live broadcast event ever carried using our high definition (HD) transport service offering. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

▪
Converged Business Network Service. Our Converged Business Network service enables customers to use the bandwidth that they purchase from us for a variety of services. The Converged Business Network service combines a customer's services over a single access circuit. As a result, we are able to offer service bundles made up of VPN, DIA and voice services in a cost efficient manner. Converged services are sold stand alone or in conjunction with our managed services offerings.

•
Local and Enterprise Voice Services. We offer a broad range of local and enterprise voice services including VoIP (Voice over Internet Protocol) services and traditional circuit‑switch based services. Our local and enterprise voice services include VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface (“PRI”) service, long distance service, toll free service and collaboration services. The following is a general description of our voice services. Some of the following services are also offered to our wholesale voice customers.

▪	VoIP Enhanced Local. Our VoIP enhanced local service is a VoIP service that enables broadband cable operators, IXCs, voice over IP providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance voice services via any broadband connection. The service is also used by enterprises that self-provide their own local voice features and call routing within premises‑based IP PBX equipment. The service includes the essential building blocks required for residential or business voice service such as local phone numbers, local number portability, local and long distance calling, 911, operator assistance, directory listings, and directory assistance.

▪
SIP Trunking. SIP Trunking is a VoIP-based local phone service offered to medium and large enterprises as a replacement for traditional fully featured enterprise TDM voice services. SIP Trunking allows customers with an IP PBX to manage calls to and from the PSTN without having to purchase traditional access lines dedicated to voice. SIP Trunking includes basic local phone service components such as local phone numbers, 911, operator assistance, directory listings, local and long distance calling. In addition, customers select from a full set of feature packages that provide core call control features such as call forwarding, call waiting and call transfer, as well as advanced features such as unified messaging and one-number identity.

▪
Local Inbound. Our local inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. Customers, such as call centers, conferencing providers, voice over IP service providers and enterprises, can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our backbone to a customer's IP voice application at a customer‑selected IP voice end point.

▪
Primary Rate Interface. We offer traditional enterprise TDM local phone services that can be configured in multiple ways. Enterprise customers typically use PRI services with traditional PBX equipment. PRI services come with telephone numbers, operator services, directory assistance and directory listing, 911, as well as routing features such as inbound redirect and remote call forwarding. Customers are able to utilize our PRI services to access long distance and toll free calling as well.

▪
Long Distance. Our long distance service portfolio consists of local and long distance transport and termination services offered to both enterprise and wholesale customers. Our wholesale offerings include domestic and international voice termination services targeted to IXCs, wireless providers, local phone companies, cable companies, resellers and voice over IP providers. Medium and large enterprises also purchase our long distance services for their corporate calling or outbound contact center needs. All Level 3 long distance services are offered at the customer's option over circuit switch or softswitch technologies.

▪
Toll Free. Our toll free service portfolio consists of wholesale and enterprise services that terminate toll free calls that are originated on the traditional telephone network. These toll free calls are carried over either a circuit switch or softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Customers for these services include call centers, conferencing providers, voice over IP providers and enterprises. Within this portfolio are Advanced Toll Free services that provide contact center customers the ability to define and control call handling and advanced routing between the Level 3 network and multiple customer contact center locations. Customers may also combine advanced routing with network‑based Intelligent Voice Response, or IVR, services that drive call routing and handling based on the caller's interaction with the IVR.

▪	Collaboration Services. We offer a comprehensive suite of audio, web and video collaboration services, which include the following services:

•
Audio Conferencing. Ready-Access®, our on-demand/reservationless audio conferencing service, provides toll free access in key business markets worldwide. We also provide operator-assisted, full-service conference calls where participants can access our service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. Enhanced service options include conference playback, taping/transcription service, translation services and on-line participant lists.

•
Web Conferencing. Our Ready-Access Web Meeting is fully integrated with Ready-Access audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features. Live Meeting service uses technology licensed from Microsoft® to allow multiple attendees to participate in meetings using only their computer, a phone, and an Internet connection. We have integrated Ready-Access as an audio conferencing component into Live Meeting.

•
Videoconferencing Service. Our videoconferencing service provides video over IP and ISDN platforms, using multi-point bridging to connect multiple sites. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

•	Telepresence. Our telepresence solutions comprise a set of highly integrated technologies and engineered environments that enable very high quality videoconferencing capabilities.
Wholesale Voice Services. Our Wholesale Voice Services include VoIP enhanced local service, SIP Trunking, PRI service, long distance service and toll free service. These services share many of the same features as the local and enterprise voice services described above.
Other Communications Services. Our Other Communications Services include managed modem (and related reciprocal compensation services) and SBC Contract Services. Our managed modem service is an outsourced, turn-key infrastructure solution for the management of dial up access to the public Internet. ISPs comprise a majority of the customer base for our managed modem service and are provided a fully managed dial up network infrastructure. As part of this service, we arrange for the provision of local network coverage, dedicated local telephone numbers, racks and modems as well as dedicated connectivity from the customer's location to our Gateway facility. Our SBC Contract Services relate to wholesale voice services provided under the SBC Master Services Agreement, which are gradually declining over time, and the agreement was obtained in the December 2005 acquisition of WilTel Communications Group, LLC.

For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets and a discussion of financial information and industry segments, please see the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. For a discussion of our communications revenue, please see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.

Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications services and meeting our financial objectives. This exercise takes place in the ordinary course of our business and with respect to integration activities. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications services or with obtaining our financial objectives, we may exit those lines of business or stop offering those services in part or in whole.

Our Distribution Strategy
Our customers generally include the following:

•	domestic and international carriers;

•	voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

•	wireless providers;

•	large enterprises that purchase communications services in a manner similar to carriers;

•	broadband cable television operators;

•	major ISPs;

•	systems integrators;

•	video distribution companies;

•	providers of online gaming;

•	software service providers;

•	social networking providers;

•	research and educational consortia;

•	traditional media distribution companies including broadcasters, television networks and sports leagues;

•	governments;

•	enterprises that purchase communications services on a regional or local basis;

•	regional services providers; and

•	traditional broadcasters.
To implement our strategy and reach our target customers, we use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third party agent partners. The specific elements that we use depend upon the nature of the customers that are being targeted.
For business customers and other customers that make communications purchasing decisions on a local or regional basis, we target them with our direct sales force. Smaller opportunities are serviced by an inside or call center based sales force generally selling pre-defined bundles of services. The customers that we target with this combination are generally those in the mid‑market, small regional service providers, some educational institutions and some governmental entities. We also complement our direct and inside sales forces that targets these customers with an indirect sales channel of third party agent partners and from time to time systems integrators.
We are seeking to expand our indirect sales channel to include expanded relationships with systems integrators. We have worked with systems integrators to provide services to those companies, which the system integrator then bundles into the services that it is providing to the ultimate end user customer. We are looking to apply this expanded relationship to both large and mid‑market enterprise customers.

Our sales functions are supported by dedicated employees in sales and customer target marketing. These sales functions are also supported by centralized service or product management and development, general or corporate marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.
For the year ended December 31, 2011, our top ten communications customers represented approximately 20% of our total communications revenue.
Our Communications Network
Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. As of December 31, 2011, our network encompasses:

•	approximately 100,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 170 markets containing approximately 30,000 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	approximately 350 colocation and data center facilities globally;

•	approximately 35,000 route miles of subsea optical fiber cable systems; and

•	more than 45 countries in service around the world.
Terrestrial Intercity Networks. Our intercity network covers approximately 70,000 route miles in North America, 25,000 route miles in Europe, and 5,600 route miles in Latin America as of December 31, 2011. The number of route miles in our network may reduce over time as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:

•
Optical fiber strands designed to accommodate Dense Wave Division Multiplexing, or DWDM, transmission technology. Our optical fiber strands are designed to accommodate DWDM technology. We believe that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and longer physical spacing between network electronics. We also believe that each new generation of optical fiber will allow increases in the performance of these network design aspects and will therefore enable lower unit costs.

•
High speed intercity DWDM equipment. Our high speed intercity DWDM equipment provides high quality, reliable and cost effective transmission across our fiber backbone. We are continually evaluating advancements in technology that will enable us to scale, lower our cost and provide higher speed services over our intercity network. We believe that the market will continue to move toward Ethernet based services and higher speed interfaces. Through our technology evaluations we believe that we have positioned ourselves to be able to deliver these capabilities for both our own IP network needs as well as those of our customers.

•
Open, non-proprietary hardware and software interfaces. Our intercity network is designed to maximize the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2011, we had approximately 26,000, 3,100 and 1,600 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 119, 36 and 14 markets in North America, Europe and Latin America, respectively.
We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As of December 31, 2011, we had more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 12 colocation facilities in Latin America.

We also operate 18 data center facilities in Latin America, Europe and North America that offer hosting services together with our broadband services and advanced value added solutions. These facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.

Transoceanic Networks. We own a number of subsea fiber-optic cable systems, including Atlantic Crossing -1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and AC-2 consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, and we completed the extension of our PAC system to Costa Rica in 2008.

We also own capacity in the TAT-14 cable system. In addition, we purchased 700 Gigabits of transatlantic capacity from Apollo Submarine Cable System Ltd. We are acquiring an additional one Terabit of capacity on the Apollo South cable system, which will be drawn down over a multi-year period. We also are an owner of the Japan-US, and China-US cable systems, an indefeasible right of use, or IRU, holder on the Southern Cross cable system extending from Australia to California, as well as an owner of the Americas II cable extending from Florida to Brazil, and an IRU holder on the Arcos system in the Caribbean. In addition, we own capacity on the Reliance‑Globacom transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system.

Our Patent Portfolio
Through acquisitions and through our own research and development, we have approximately 800 patents and patent applications in the United States and around the world, as of December 31, 2011. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.

In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a cross‑license agreement with IBM entered into in December 2007, giving us access to technology covered by IBM's approximately (at that time) 42,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.
We have used our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter‑claim by us. Most of the patent infringement suits brought against us to date have been initiated by patent‑holding companies who do not operate telecommunications businesses and who are less likely to be subject to a counter‑claim of infringement by us. Finally, the extensiveness of our patent portfolio gives us the option to cross‑license with others having similarly broad portfolios on terms acceptable to us, mitigating the risk that others will wish to assert patent infringement claims against us.
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

•
Network Scale. Because we are a facilities based provider, we can generally increase capacity to meet the needs of content providers more quickly than other CDN providers that do not own underlying network assets.

•
Network Reach. We believe our customers' content reaches global Internet destinations using an average number of “hops” that are fewer than with most other CDN providers, which enables our customers to easily reach their audiences and provide a better viewing experience. The fewer number of hops required to reach Internet destinations serves to reduce latency and jitter.

•
Low Cost Position. Because we own or control much of the underlying, end-to-end network infrastructure required to deliver our CDN services, we believe that we are positioned to offer cost advantages to our customers. By moving content at scale, our customers can take advantage of lower unit costs for bandwidth, colocation, servers and disk space.

•
Network Performance. Because we own or control much of the underlying network infrastructure, we believe that we are positioned to optimize end user performance as we are the operators of that infrastructure.

CDN Applications. There are an increasing number of applications for CDN, across many types of customers, particularly Internet‑centric businesses and those that desire to accommodate increasingly larger file sizes for transmission over the Internet. The media and entertainment industries use CDN services to provide on-demand streaming and live streaming. Social networking businesses require CDN to provide their customers with fast reliable music and video downloads. Likewise, through the use of CDN, software companies are able to provide software downloads for their customers. Online retailers and advertisers use CDN services to provide images and to download advertisements. Online gaming companies provide game downloads, applications updates and delivery of demos and trailers through CDN.

Content Acquisition and Distribution Services Architecture. CDN describes a system of computers networked together across the Internet to provide content to users in the most efficient manner to enable an optimal user experience. In a CDN, nodes or groups of computers are deployed in multiple locations closer to the end user, also known as the “edge of the network” and cooperate with each other to satisfy requests for content by end users, transparently moving content behind the scenes to optimize the delivery process. Requests for content are directed intelligently through sophisticated software applications to nodes that provide optimal performance for end users.
The CDN platform directs network traffic across our existing physical network and infrastructure. The CDN platform is composed of the edge server or computer that provides caching and streaming functions, and the global server that provides load balancing-that is, a computer that directs the traffic to the most efficient edge server to meet the end user's request. The edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves response times for that stored content. The global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service node that is closest to the end user or to the one with enough capacity to service the request of the end user.
The Vyvx platform transmits audio and video programming for our customers over our fiber‑optic network and via satellite. We use our network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include, among other things, live sporting events of the major professional sports leagues. For live events where the location is not known in advance, such as breaking news stories in remote locations, we provide an integrated satellite and fiber‑optic network based service to transmit the content to our customers. Most of our customers for these services contract for the service on an event-by-event basis; however, we have some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming at any time.
Business Support Systems
In order to pursue our business strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. These development activities also relate to the integration of the systems that were used by the companies that we have acquired. Through the development of our business support systems, we believe that we have the opportunity to obtain a competitive advantage relative to traditional telecommunications companies. In addition, we recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.
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
Key design aspects of the business support system development program are:

•	integrated modular applications to allow us to upgrade specific applications as new services are available;

•	a scalable architecture that allows our customers and third party sales channel partners direct access to certain functions that would otherwise have to be performed by our employees;

•	phased completion of software releases designed to allow us to test functionality on an incremental basis;

•	“web-enabled” applications so that on-line access to order entry, network operations, billing, and customer care functions are available to all authorized users, including our customers;

•	use of a service-oriented architecture that is designed to separate data and applications, and is expected to allow reuse of software capabilities at minimum cost;

•	use of pre-developed, commercial “off-the-shelf” applications or Software as a Service (SaaS), where applicable, which will interface with our internally developed applications; and

•	creation of a mobility solution for use by sales and certain operational functions to improve productivity and customer experience.
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
Our key competitors for our wholesale voice service offerings are other providers of wholesale communications services including AT&T, Verizon, CenturyLink, CLECs and national incumbent telecommunications carriers.
For our IP and Data services, we compete with companies that include Verizon, AT&T, XO, Tata and Cogent in North America, and BT, Orange, TeliaSonera and Telefonica in Europe. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For transport services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, CenturyLink, tw telecom, Zayo, Abovenet and XO. In Europe, our key competitors are other carriers such as post, telephone and telegraph companies, BT, Orange, Cable & Wireless, Telia International, Colt, Interoute, KPN and Belgacom. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In North America, these companies include Equinix, Terremark (Verizon), CoreSite, and Equinix. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe. In Latin America, our largest competitors include Telefonica, Telmex, IBM and HP.
In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T, Verizon and CenturyLink) and CLECs (such as tw telecom). In Europe, they include BT, Cable & Wireless, Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
For Content Distribution Network or CDN services, our key competitors include Akamai Technologies and Limelight Networks.
The communications industry is subject to rapid and significant changes in technology. For instance, periodic technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications industry, which-unlike the traditional incumbent carriers we also compete with-are not burdened by an installed base of outmoded or legacy equipment.

Regulation
U.S. Regulation
Federal Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international communications services. We have obtained FCC approval to land our transoceanic cables in the United States. We have also obtained FCC authorization to provide international services on a facilities and resale basis, as well as via various wireless licenses. Under the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Previously, the 1996 Act required certain tariffs to define the services, terms, and conditions under which said services were to be offered. Subsequent deregulatory measures have eliminated some tariff requirements for competitive services.
Accordingly, as of August 1, 2001, our tariffs for interstate end user services were eliminated and our tariffs for international interexchange services were eliminated on January 28, 2002. Our rates must still be “just and reasonable” and “nondiscriminatory” under the 1996 Act. Our state tariffs remain in place where required (some states do not have, or have eliminated, the requirement to file certain tariffs). We have historically relied primarily on our sales force and marketing activities to provide information to our customers regarding these matters and expect to continue to do so. Further, in accordance with certain FCC tariff filing requirements, we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.
Special Access Regulation. Special access services are “lit” loop or transport facilities that support the transmission of data on a point-to-point basis, often referred to as “private lines.” Level 3 purchases a substantial amount of special access services from ILECs and other telecommunications carriers to reach customer premises and, less frequently, to support interoffice transport requirements. In addition, Level 3 provides special access services to end user customers and to other carriers via its own network and/or through the resale of other carriers' special access services.
The FCC currently regulates ILEC flat-rate transport and special access charges under the terms of its Special Access Pricing Flexibility Order, adopted in 1999. Under the Special Access Pricing Flexibility Order, ILECs are afforded two different levels of pricing flexibility depending upon the extent of deployment of alternative facilities within particular Metropolitan Statistical Areas (“MSAs”). The ILECs have been granted Type I (or the more limited form of pricing flexibility) in most MSAs in the country and have been granted Type II pricing flexibility in a lesser number of MSAs.
In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the “pricing flexibility” regime under which ILECs have obtained the ability to enter into more individualized relationships with customers based upon certain threshold showings of the presence of competitors in a specific geographic and product market. We have requested, as a measure of interim relief, that the FCC prohibit (or “freeze”) any increases by ILECs in the rates applicable to special access services pending the gathering of data and adoption of final rules in this proceeding. Others have advocated for additional relief, including a revocation altogether of ILEC pricing flexibility and/or reduction of “price cap” ILEC interstate special access rates. The FCC has not yet ruled on Level 3's request for interim relief or the other pending requests. The FCC is reviewing the voluminous record in this proceeding, and we cannot predict when or if FCC will issue a comprehensive ruling in this rulemaking. We have also suggested to various government agencies that certain tariff terms of RBOC carriers are unjust and unreasonable, particularly given their market power. We likewise cannot predict if or when such agencies may act on such matters.

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
In 2008, the FCC issued an order finding that Comcast violated the Internet Policy Statement and engaged in “unreasonable network management practices” by blocking BitTorrent and other “peer-to-peer” Internet traffic. The FCC required Comcast to disclose details of its network management practices, commit to a plan to cease such practices, and provide details of a new nondiscriminatory network management practice. Comcast appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, which in April of 2010, held that the FCC had failed to show that it had the legal authority to issue the ruling. On December 21, 2010, the FCC issued a Report and Order entitled “Preserving the Open Internet: Broadband Industry Practices” (the “Open Internet Order”), which provided, among other things, that broadband providers must: 1) be transparent about, and therefore disclose, their network management practices; ii) not block lawful content; and 3) not unreasonably discriminate in transmitting lawful content. The Open Internet Order became effective on November 20, 2011. The Open Internet Order has been subjected to legal challenges and petitions for clarification. The Open Internet Order does not apply to Level 3, but Level 3 believes that it does impact how other providers can (or must) handle traffic delivered to them by Level 3. We cannot predict the nature and extent of the effect that further action by the FCC or the courts may have in this area, or their impacts on Level 3 and its operations.
IP Interconnection. In November 2010, in connection with Level 3's request to augment interconnection capacity with Comcast, Comcast demanded that Level 3 enter into an agreement and pay Comcast for additional interconnection capacity. That capacity was necessary to deliver to Comcast's subscribers the content that such subscribers requested (and which such subscribers purchase the right to receive from Comcast). Level 3 agreed to Comcast's demand under protest, and initiated steps to bring the issue to the attention of federal policy makers. As part of its acquisition of NBC Universal, Comcast and its affiliates were subject to a Consent Decree by the Department of Justice, portions of which we believe their conduct has violated. Our dispute with Comcast has not yet been resolved. Other retail Internet service providers have and may continue to make similar demands for payment relating to interconnection capacity necessary to deliver the content requested by their subscribers, and we intend to challenge their right to demand such tolls. Such tolls, if imposed, would affect our underlying costs. At present, we cannot predict the outcome of these IP interconnection disputes.
Intercarrier Compensation. Telecommunications carriers compensate one another for traffic carried on each other's networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies typically charge one another for local and Internet-bound traffic terminating on each other's networks. The entire methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, has been under review by the FCC for over a decade.
On November 18, 2011, the FCC released its Report and Order and Further Order of Proposed Rulemaking, FCC Release No. 11-161, on Nov. 18, 2011 (“FCC Order”). Along with addressing other matters, the FCC Order established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic, with elements of it becoming effective starting December 29, 2011. Under the FCC Order, most terminating switched access charges and all reciprocal compensation charges were capped at current levels, and will then be reduced to zero over, as relevant to Level 3, a six year transition period beginning July 1, 2012.

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the FCC Order in federal courts. The outcome of those petitions is unpredictable. On December 23, 2011, on its own motion, the FCC modified two aspects of the FCC Order, one of which impacts intercarrier compensation. The FCC determined that intercarrier compensation for local traffic exchanged between telecommunications carriers and commercial mobile radio service providers pursuant to an interconnection agreement in effect as of the adoption date of the Order will be subject to a default bill-and-keep (that is, carriers do not bill each other) methodology on July 1, 2012, rather than December 29, 2011.

Level 3 maintains approximately 315 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3's agreements with AT&T and Verizon have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, we will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including the compensation rates for various types of traffic. In addition, changes in law, including the FCC Order or other decisions, may allow or compel us to renegotiate current and successor interconnection agreements over the next year.
Intercarrier Compensation/VoIP. Pursuant to the FCC Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates - thus eliminating any intrastate access rate applicable to VoIP. The FCC Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of retroactive intercarrier compensation disputes dealing with the rating of VoIP traffic. At this time, we cannot predict the outcome of any of these proceedings or the timing for their eventual resolution. As noted above, the effectiveness of the FCC Order has been appealed, and the outcome of these appeals is uncertain.
Intercarrier Compensation/ISP Bound Traffic. Since 1997, the issue of compensation to be paid for calls dialed to Internet service providers or ISPs has been heavily litigated. In its decision on November 5, 2008, the FCC responded to a mandamus order from the United States Circuit Court of Appeals for the District of Columbia concerning its 2001 ISP Remand Order. In that mandamus order, the FCC clarified that it had jurisdiction over ISP bound traffic pursuant to the reciprocal compensation provisions of the 1996 Act regardless of whether the traffic was local or long distance. The FCC then decided to maintain the existing compensation regime it had established for ISP-bound traffic with a rate of $0.0007 per minute of use. The Court of Appeals for the United States in the District of Columbia upheld the FCC's order in January 2010. Despite their breadth, some carriers continue to argue that certain types of ISP bound traffic are not covered by the 2001 and 2008 orders, and several state commissions and courts have agreed. Continued findings of this nature could affect our charges for ISP bound traffic until these issues are ultimately decided by further appeals or the FCC, and at this time, we cannot predict what the eventual resolutions will be.
Other VoIP Regulation. The FCC has classified VoIP services as “interstate” services subject to FCC regulations, and has stated that states have limited authority to regulate the offering of VoIP services. On September 22, 2003, Vonage Holdings Corporation (“Vonage”) filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, are interstate information services not subject to state regulation under the 1996 Act and existing FCC rules. On November 10, 2004, the FCC adopted an order (which was subsequently upheld on appeal) ruling that Vonage's service was an interstate service not subject to state regulation.
On June 3, 2005, the FCC issued an order (which was subsequently upheld on appeal) requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005. We have modified our service offerings to VoIP providers in order to assist them in complying with the FCC mandate, and have ensured that our retail VoIP services comply with these rules.

The FCC has imposed further regulatory requirements in recent years on VoIP providers that had previously been applicable only to traditional telecommunications providers, such as obligations to contribute to the federal universal service fund, to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements), to abide by the FCC's service discontinuance rules, to contribute to the Telecommunications Relay Services fund, and to abide by the regulations concerning Customer Proprietary Network Information and the Communications Assistance for Law Enforcement Act. In addition, a number of state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
The FCC is also reconsidering whether to allow certain interconnected VoIP providers, via a waiver, to obtain direct access to numbering resources, which are currently only available to telecommunications carriers. On December 27, 2011, the FCC released a Public Notice refreshing the record on a 2005 proceeding concerning the same issue, following the FCC's decision, in 2005, to grant SBCIS a waiver to obtain its own numbering resources. We cannot predict whether the FCC will grant some or all interconnected VoIP providers direct access to numbering resources as a result of this proceeding.
Universal Service. Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural, high-cost and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. The FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund. Additionally, the FCC recently ruled that states may assess contributions to their state Universal Service Fund from VoIP providers. Any change in the assessment methodology may affect Level 3's revenues, but at this time it is not possible to predict the extent we would be affected, if at all.
Network Security Agreement. In connection with the acquisition of Global Crossing, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government's national security and law enforcement concerns. The Network Security Agreement is intended (i) to ensure our ability to carry out lawfully authorized U.S. Government electronic surveillance of communications that originate and/or terminate in the U.S.; (ii) to prevent and detect access and use of U.S. communications; and (iii) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the FCC and other penalties. The Network Security Agreement also imposes significant requirements related to information storage and management, traffic routing and management, physical, logical and network security, personnel screening and training, audit, reporting and other matters.

State Regulation
The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. The implementation of the 1996 Act continues to be subject to numerous state rulemaking proceedings on these issues.
State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. We are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we need to maintain interconnection agreements with ILECs where we wish to provide service. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers.
There are initiatives in several state legislatures to lower intrastate access rates, aligning them with interstate rates, some of which may be affected by the FCC Order on intercarrier compensation. While we believe that rate adjustment initiatives such as this are generally better considered holistically by the FCC as part of its overall intercarrier compensation reforms, some states have and may continue to determine otherwise. Depending on whether we are a net collector or a net payer of any adjusted rate, such rate adjustments could have a negative effect on us.
Some states also require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.
Local Regulation
Our networks are subject to numerous local regulations such as building/permitting/trenching codes and licensing/franchise fees. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms in the future.
European Regulation
Unlike the United States which has a federal-state regulatory scheme, the European Union has adopted a more systematic approach to the convergence of networks and the regulation of telecommunications services. The European Commission oversees the implementation by its Member States of various directives developed to regulate electronic communications in a technology and platform neutral manner. In February 2003, the European Union adopted a new regulatory framework for electronic communications that is designed to address in a technologically neutral manner the convergence of communications across telecommunications, computer and broadcasting networks. The directives address: (1) framework (2) interconnection and access, (3) authorization and licensing, (4) universal service and (5) privacy. These directives along with an additional decision on radio spectrum set out the basis for regulation at the national level.
Pursuant to these measures, the licensing regime was replaced with one of general authorization. Our existing licenses were canceled and replaced with statutory authorization, subject to various general conditions imposed by national regulatory authorities (“NRAs”). NRAs continue to be responsible for issuing specific licenses in relation to radio spectrum.
The Framework Directive requires NRAs, on a rolling basis, to identify and measure relevant product markets. Should any market review reveal that one or more communications providers have “Significant Market Power” (conceptually similar to dominance), then the NRA must devise and impose suitable remedies to minimize the risk that abuse of dominance will occur.
In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens' Rights” Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework, and ensure that the needs of users are more clearly defined and to remove potential ambiguity within the existing framework in a number of areas such as the processing of personal data. The legislation which transposes the two Directives above into national law required Member States to transpose various amendments into national law by May 2011.
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009) (“BEREC”). BEREC's remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. In December 2011, BEREC published its workplan for 2012 which includes notable initiatives such as (i) giving opinion on individual NRA decisions that have been criticized by the EC, (ii) guiding NRAs on international roaming matters and recommending on mobile termination rates, (iii) giving opinion on universal service policy, (iv) developing recommendations and guidelines on net neutrality, (v) reporting on IP interconnection, (vi) reporting on NRA approaches to remedies in relation to next generation access networks, (vii) reporting on regulatory accounting practices, and (viii) liaising with various agencies responsible for network security matters.
In 2010, the EU adopted a long term strategic policy known as the Digital Agenda for Europe 2010 - 2020, aimed at ensuring that the EU derives the maximum economic, industrial and social benefit from advanced communications services, including the extensive roll-out of 'superfast broadband. The majority of Member States have each adopted their own national policies in support of this high level agenda. For example, in the U.K., the Government indicated in December 2010, the adoption of a policy objective to ensure that every community in the country will have access to 'superfast broadband' by 2015 which, it is acknowledged, will require significant new investment in infrastructure projects. In December 2011, the Office of Communications (“OFCOM”) published its draft Annual Plan for 2012, indicating that its regulatory policy focus is intended to support the growth of greater competition, innovation, investment certainty and setting out the priority areas aimed at supporting the government's 2015 vision. The effect on us of such action cannot be accurately predicted.
Canadian Regulation
The Canadian Radio‑television and Telecommunications Commission regulates telecommunications providers and their service offerings in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the ILECs bringing significant competition to this industry for both domestic and international long distance services. The provision of Canadian domestic and international transmission facilities based services remains restricted to “Canadian carriers”. These carriers must have majority ownership and control in-fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Level 3 operates as a reseller of Canadian domestic and international transmission facilities based services in Canada. If the ownership restrictions were repealed, we anticipate that we would be able to expand our operations and service offerings in Canada.
Latin American Regulation

The regulatory status of the telecommunications markets in Latin America varies to some degree. All of the countries in which we currently operate are members of the World Trade Organization, and most have committed to some deregulatory measures such as market competition and foreign ownership. Some countries now permit competition for all telecommunications facilities and services, while others allow less competition for some facilities and services, but restrict competition for other services. Some countries in which we operate currently impose limits on foreign ownership of telecommunications carriers.

The telecommunications regulatory regimes of many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, and pricing have not been addressed fully, or even at all. We cannot accurately predict whether and how these issues will be resolved, or their impact on our operations.

Below is a summary of certain of the regulations currently applicable to our Latin American operations, by country. The regulations apply equally to all of our operating entities in a given country.

Argentina

The Argentine telecommunications sector is subject to comprehensive regulation by the Comisión Nacional de Comunicaciones (“National Communications Commission”) and the Secretaría de Comunicaciones (“Secretary of Communications”). The Argentine telecommunications market was opened to competition on November 9, 2000.

Following market liberalization, the government issued a series of regulations to effectuate the transition to competition, including Decree No. 764/00. The Decree established rules for the granting of licenses for telecommunications services, interconnection, and the management and control of the radio spectrum. The Decree also established new rules and regulations to promote access to telecommunications services for customers located in high-cost access or maintenance areas or with physical limitations or special social needs. These rules and regulations, effective January 1, 2001, established that these services would be financed by all telecommunications providers (including us) through a Universal Service Fund, backed by the payment of 1% of each provider's total revenues for telecommunications services.

There have been no major changes in the Argentine regulatory framework since its adoption in 2000, although there are rulemakings underway to allow for wireless number portability.

During the last few years, telecommunications companies in Argentina have been subjected to increased taxes and fees from both provincial and municipal authorities. While we have challenged the constitutionality of some of these claims, there is no certainty that we will prevail on such challenges.

Brazil

Telecommunications services in Brazil are regulated by the Ministry of Communications, pursuant to Law No. 9,472 as of July 16, 1997 (the “General Telecommunications Law”). This law authorized the creation of the Agencia Nacional de Telecomunicações (the “National Telecommunications Agency,” known as “ANATEL”), an independent agency under the Ministry of Communications that regulates and supervises all aspects of telecommunications services. ANATEL enforces the legislative determinations of the Ministry of Communications. ANATEL has generally pursued a policy of market liberalization and supported a competitive telecommunications environment.

Chile

The telecommunications industry in Chile is regulated by the Undersecretariate of Telecommunications, a department under the Ministry of Transportation and Telecommunications.

In 1978, the National Policy on Telecommunications was issued which, in its most relevant aspects, called for the development of telecommunications services to be conducted by private institutions through authorizations granted by the government. However, it also endorsed a series of regulations aimed at establishing increased technical control over such investments and conferring certain discretionary powers upon the government. The policy was formalized through the General Law on Telecommunications approved in 1982, in which free, non-discriminatory access was granted to private firms in the development of the nation's telecommunications services. This law established responsibilities with respect to telecommunication services, compulsory interconnection of facilities between public service licensees, and effectuated mandatory tariffing of services where existing market conditions were deemed insufficient to guarantee a free tariff system.

Chile amended its General Law on Telecommunications in 1985 to provide that concessions and permits may be granted without limit depending upon the quantity and type of service and geographic location. The law guarantees interconnection among telecommunications service concessionaires. Chile defines value added services as supplementary services. It is not necessary to have a telecommunications service license to offer supplementary services, although those who provide additional services must comply with the technical standards established by the Department of Telecommunications, and obtain authorization therefrom.

The General Law on Telecommunications has been amended on several occasions regarding such matters as network neutrality, the elimination of domestic long distance telephony (still pending), number portability, and establishing a national plan for critical telecommunications infrastructure to ensure continuity of services.

Colombia

The telecommunications industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Ministry of Communications has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunications companies to provide new and improved telecommunications services. In 2009, the Colombian government adopted a new regulatory regime (Law 13421, the “TIC law”) that was aimed at further deregulating the telecommunications market.

Costa Rica

Costa Rica has possibly been the most resistant country in Latin America to liberalize the telecommunications market. Telecommunications in Costa Rica have historically been under the structure of a state-owned monopoly. Following ratification of the free trade agreement between the US and Central American States, in 2007, Costa Rica started the reform of its regulatory environment to open telecommunications to competition.

In pursuit of this objective, which is still ongoing, the government of Costa Rica moved to a total liberalized telecom market in the country from 2008. A new Telecommunications Law was enacted in June 2008 and the new regulatory body, the Telecommunications Superintendence (SUTEL), was created on July 2009 by the Law 8660. SUTEL is an administrative body within the former Public Services´ Regulatory Authority (ARESEP).

Examples of SUTEL's responsibilities are: implementing policy and legislation, regulating the market entry by service providers and the services, imposing access and interconnection obligations, resolving intercarrier disputes, approving retail tariffs and contracts with end users, overseeing the universal service fund, and managing scarce resources, including numbers and radio spectrum. SUTEL also ensures compliance with consumer protections and promotes competition in the telecommunications sector.

The executive branch retains certain direct responsibilities in the telecom sector through the Ministry of Environment, Energy and Telecommunications (Minaet). Such responsibilities are the definition of national telecommunications policy, definition of a national plan for the development of telecommunications and control over spectrum licensing by SUTEL.

Ecuador

The telecommunications industry in Ecuador is regulated by the Consejo Nacional de Telecomunicaciones (the “National Telecommunications Council”) and the Secretaria Nacional de Telecomunicaciones (the “National Telecommunications Secretary,” known as “SENATEL”) and is under the control and supervision of the Superintendencia de Telecomunicaciones (“Superintendent of Telecommunications”).

The Ministry of Telecommunications is the government body in charge of the development of Information Technologies and Communication in Ecuador, which issues policies, general plans and monitors their implementation. The Ministry also evaluates, coordinates and promotes actions to ensure equal access to services and the effective and efficient use thereof.

Mexico

The telecommunications sector in Mexico is regulated primarily by the Federal Telecommunications Law (FTL), published in year 1995, and last amended in year 2010. Among other aspects, the FTL regulates the requirements for licensing public telecommunications networks, and the obligations of telecommunication companies in Mexico. Further, it manages licensing requirements for radio electric spectrum, satellite geostationary orbits assigned to Mexico and its related spectrum, and authorizations to commercialize telecommunications services.  The FTL limits foreign capital invested in Mexican telecom operators to 49%; however, mobile telephony is an exception to that limitation.

While the FTL provides the main regulatory framework of the telecommunications industry, other relevant laws in the field are the Federal Antitrust Law, the Foreign Investment Law, the Law of Protection of Personal Information in Possession of Private Entities, and the Federal Consumers Protection Law, all of which play a part in the overall regulation of the sector, in addition to the general commerce and contractual laws.

The main regulatory bodies are (i) the Ministry of Communications and Transportation (SCT), which is the principal authority in granting and revoking telecommunication licenses and regulatory compliance, (ii) the Federal Telecommunications Commission (COFETEL), which establishes telecommunications policies and assists the SCT in related matters, and (iii) the Federal Antitrust Commission (COFECO), which governs antitrust practices and oversees relevant concentrations of market agents in Mexico.

Panama

The telecommunications industry in Panama is regulated by Autoridad Nacional de los Servicios Públicos - ASEP (formerly Ente Regulador de los Servicios Públicos), an independent regulatory body created by General Law 26 (1996) amended in 2006 by decree-law 10. ASEP is a multi-sector regulator in charge of all Panama utilities including telecommunications. General Law 31 established the regulatory framework for telecommunications regulation. This law was last amended in 1999 by Law 24.

Peru

The telecommunications industry in Peru is regulated by the Supervisory Authority for Private Investment in Telecommunications (“OSIPTEL”) and the Ministry of Transportation and Communications (“MTC”). OSIPTEL is an independent regulatory body attached to the Office of the President of the Council of Ministers.

Under Peruvian law, the provision of public telecommunications services requires a concession. The functions related to the issuance of concessions and market access registration and the assignment of the radio spectrum for public telecommunications services are managed by the MTC's General Directorate of Telecommunications. Since market liberalization became effective in August 1998, there has been no limitation on the issuance of concessions, except for services subject to natural limitations on grounds of scarce resources, as in the case of the radio spectrum.

Uruguay

The telecom market in Uruguay is highly regulated. The Executive Branch, through the Ministry of Industry, Energy and Mining, is the final authority in regards with telecom matters, while the Telecom National Office (Dirección Nacional de Telecomunicaciones) works as a general advisory body and  the Communication Services Regulatory Unit URSEC (Unidad Reguladora de Servicios de Comunicaciones) participates as a regulatory agency.

In order to provide telecommunications services, it is necessary to hold a license. Moreover, if the service also requires the assignment of spectrum, it is also necessary to have a concession. The Executive Branch grants licenses to broadcast and also grants assignments of spectrum with a fixed term. URSEC is entitled to grant licenses and concessions in all the remaining cases. The international long distance telephony is a closed market with approximately ten players operating in that market. Level 3 (through its Uruguayan branch “GC Sac Argetina SRL Sucursal Uruguay”) is licensed as a long distance service provider.

Venezuela

The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones (“CONATEL of Venezuela”), which is ascribed to and under the purview of the Vice President of Venezuela. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, CANTV. In December 2010, the government issued a new law declaring that the provision of telecommunications services is an activity of the “public domain.” To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.

Asian Regulation

The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we operate or intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require foreign companies to seek local joint venture partners.

Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the U.S. and Singapore in January 2003 established a new standard of liberalization based on bilateral negotiations with the U.S. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the U.S. will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

The telecommunications regulatory regimes of many Asian countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, offering of voice services and pricing have not been addressed fully or at all. We cannot accurately predict whether or how these issues will be resolved and their impact on our operations in Asia.

Glossary of Terms:

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
ATM
Asynchronous transfer mode. An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty‑three byte long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

backbone	A high-speed network that interconnects smaller, independent networks. It is the through‑portion of a transmission network, as opposed to spurs which branch off the through‑portions.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
caching
A process by which a Web storage device or cache is located between Web servers (or origin servers) and a user, and watches requests for HTML pages and objects such as images, audio, and video, then saves a copy for itself. If there is another request for the same object, the cache will use its copy, instead of asking the origin server for it again.

capacity	The information carrying ability of a communications facility.
carrier	A provider of communications transmission services by fiber, wire or radio.
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

central office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with ILECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other's network and provides access and services on an equal basis.
common carrier	A government defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
facilities based carriers	Carriers that own and operate their own network and equipment.
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

Gateway
Gateways are the primary technical facilities in the markets we serve. They are the endpoints of each long haul city-pair segment. Where we have metro rings, they are the locations most metro rings home to.

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

RBOCs
Regional Bell Operating Companies. Originally, the seven local telephone companies established as a result of the divestitures of AT&T in connection with its settlement with the U.S. Department of Justice of an antitrust lawsuit.

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
selective router
Telephone switch or functional equivalent, controlled by the relevant local exchange carrier (LEC), which determines the public safety answering point to which a 911 call should be delivered based on the location of the 911 caller.

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

ITEM 1A. RISK FACTORS
Forward Looking Statements
We, or our representatives, from time to time may make or may have made certain forward‑looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our quarterly reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward‑looking statements. We use words like “plan,” “estimate,” “expect,” “anticipate” or “believe” to identify forward‑looking statements.
We wish to ensure that all forward‑looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward‑looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in these forward‑looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in a rapidly changing business, and new risk factors emerge from time to time.
We cannot predict every risk factor, nor can we assess the effect, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward‑looking statements. Accordingly, forward‑looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward‑looking statements after the date they are made to conform the statements to actual results or changes in our expectations.
For more information about our results of operations and financial condition, you should see the discussion included under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” appearing later in this Form 10-K.
Risks Related to our Business Operations
Although we expect that the acquisition of Global Crossing will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.
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
            Potential difficulties the combined business may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies, operations, accounting and data processing systems, management controls, products and services;

•	the disruption of ongoing businesses and distraction of the management team from ongoing business concerns;

•	the retention of the existing customers and/or vendors of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company's operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the Global Crossing acquisition.

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
Continued uncertainty in the global financial markets and economy may negatively affect our financial results. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors we describe herein. Our customers may defer or forego purchases of our services in response to tighter credit and negative financial news or reduce their demand for our services. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.
In addition, our operating results and financial condition could be negatively affected if, as a result of economic conditions:

•	customers cancel, defer or forgo purchases of our services;

•	customers are unable to make timely payments to us;

•	the demand for, and prices of, our services are reduced as a result of actions by our competitors or otherwise;

•	key suppliers upon which we rely are unwilling or unable to provide us with the materials we need for our network on a timely basis or on terms that we find acceptable; or

•	our financial counterparties, insurance providers or other contractual counterparties are unable to, or do not meet, their contractual commitments to us.
We need to not only increase but also maintain revenue from the services that we offer to realize our targets for anticipated revenue growth, cash flow and operating performance.
We must increase and maintain revenue from our data, voice, content and infrastructure services at acceptable margins in order to realize our targets for anticipated revenue growth, cash flow and operating performance. If:

•	we do not maintain or improve our current relationships with existing key customers;

•	we are not able to expand the available capacity on our network to meet our customers' demands in a timely manner;

•	we do not develop new large volume and enterprise customers; or

•	our customers determine to obtain these services from either their own network or from one of our competitors, we may not be able to increase or maintain our revenue at acceptable margins, which would adversely affect our ability to become and/or remain profitable.
Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.
Our business depends on our ability to continue to develop effective business support systems. In certain cases, the development of these business support systems is required to realize anticipated benefits from any acquisitions. This is a complicated undertaking requiring significant resources and expertise and support from third‑party vendors. Following the development of the business support systems, the data migration regarding network and circuit inventory must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

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
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers, which could negatively affect our operating results.

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
We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace, address the changing communications needs of our existing customers and compete for additional customers.
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

Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:
•problems with the effective integration of operations;
•inability to maintain key pre-acquisition business relationships;
•increased operating costs;
•exposure to unanticipated liabilities; and
•difficulties in realizing projected efficiencies, synergies and cost savings.
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
Achieving the anticipated benefits of our business operations will depend in part upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments. If the use of the Internet for these purposes does not grow and expand at the rate that we anticipated or is restricted by such things as:

•	actions by ISPs or the owners of access networks that restrict us from delivering our customer's traffic to the users of those networks;

•	future regulation;

•	a lack of anticipated technology innovation and adoption; or

•	a lack of continued broadband penetration both in the United States and elsewhere,
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
While our own patent portfolio may deter other operating companies from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter‑claim would be largely ineffective. We have already been the subject of time-consuming and expensive patent litigation brought by certain patent holding companies and we can reasonably expect that we will face further claims in the future.
Our consolidated revenue is concentrated in a limited number of communications customers.
A significant portion of our consolidated revenue is concentrated among a limited number of communications customers. For the year ended December 31, 2011, our top ten communications customers represented approximately 24% of our total consolidated revenue. If we lost one or more of our top five communications customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.
During our communications business operating history we have generated substantial net operating losses, and we expect to continue to generate net operating losses.
Our expenditures combined with non-cash compensation expense as well as depreciation and amortization expense could result in substantial net losses for the near future. For the fiscal years ended December 31, 2011, 2010, and 2009, we incurred net losses of approximately $756 million, $622 million and $618 million, respectively. We expect to continue to experience net losses, and we may not be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt, or fund other business needs.
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
In the normal course of business, we need to enter into interconnection agreements with many domestic and foreign local telephone companies as well as the owners of networks that our customers desire to access in order to deliver their services. We are not always able to secure these interconnection agreements on favorable terms. For example, in November 2010, in connection with Level 3's request to augment interconnection capacity with Comcast, Comcast demanded that Level 3 enter into an agreement and pay Comcast for interconnection capacity Comcast required to deliver to Comcast's subscribers the content that such subscribers requested (and which such subscribers purchase the right to receive from Comcast). Level 3 agreed to Comcast's demand under protest, and initiated steps to bring the issue to the attention of federal policy makers. As part of its acquisition of NBC Universal, Comcast and its affiliates were subject to a Consent Decree by the Department of Justice, portions of which we believe their conduct has violated. Our dispute with Comcast has not yet been resolved. Other retail Internet service providers have and may continue to make similar demands for payment relating to interconnection capacity necessary to deliver the content requested by their subscribers, and we intend to challenge their right to demand such tolls. Such tolls, if imposed, would affect our underlying costs. At present, we cannot predict the outcome of these IP interconnection disputes.
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
In addition, our subsidiaries are defendants in several lawsuits that, among other things, challenge the subsidiaries' use of rights-of-way. The plaintiffs have sought to have these lawsuits certified as class actions. It is possible that additional suits challenging use of our rights-of-way will be filed and that those plaintiffs also may seek class certification. The outcome of such litigation may increase our costs and adversely affect our operating results.
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
Our business is dependent on third‑party suppliers for fiber, computers, software, optronics, transmission electronics and related components as well as providers of network colocation facilities that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of the current economic conditions, a supplier fails to provide critical services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business could be materially adversely affected.
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

Our financial condition and growth depends upon the successful integration of any business we may acquire in the future. We may not be able to efficiently and effectively integrate such future acquired operations, and thus may not fully realize the anticipated benefits from them.
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

•
unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes‑Oxley Act of 2002, procedures and policies;

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
In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network, Gateway facilities, and colocation and data center facilities. Costs of obtaining commercial power can comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could affect the costs of commercial power, which may increase the costs of providing our services and may adversely affect our operating results.

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
As a result of the Global Crossing acquisition, we are now exposed to significant currency exchange rate risks and currency transfer restrictions and our net loss may suffer due to currency translations.
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
In Venezuela, the official bolivares-U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar.
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
As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.
At December 31, 2011, we had $11 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. In 2011, Global Crossing received $10 million of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, we have not executed any exchanges through SITME. If we were to successfully avail ourselves of the SITME process to convert a portion of our Venezuelan subsidiary's cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate on the amount converted. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar‑based assets, liabilities and transactions, reported results would be further adversely affected.
As of December 31, 2011, our Venezuelan subsidiary had $90 million of net assets including $54 million of cash and cash equivalents, of which $2 million was held in U.S. Dollars and $52 million (valued at the fixed official CADIVI rate on that date of 4.30 Venezuelan bolivares to the U.S. Dollar (the “CADIVI rate”)) was held in Venezuelan bolivares. In light of the Venezuelan exchange control regime, none of these net assets (other than the $2 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to Level 3 or any other subsidiary of Level 3 in the form of loans, advances or cash dividends without the consent of a third party (that is, CADIVI or SITME).
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
Many of our most important U.K. government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.
Various agencies of the U.K. Government together represented approximately $212 million or 47% of the revenue of Global Crossing (UK) Telecommunications Limited and its subsidiaries' (collectively, “GCUK”) in 2011. Many of GCUK's government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control, such as the indirect change in ownership that resulted from our acquisition of Global Crossing. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK's assets used in servicing those contracts. Although we are not aware of any of GCUK's significant government customers indicating their intent to terminate their contracts with GCUK as a result of our acquisition of Global Crossing, if any such contracts were terminated as a result of such acquisition or another change of control transaction, we could experience a material and adverse effect on this portion of our business and results of operations.
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
Risks Related to Our Liquidity and Financial Resources
Disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms (or at all), and have other adverse effects on us.
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
If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross‑acceleration or cross default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.
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
We had substantial deficiencies of earnings to cover fixed charges of approximately $786 million, $712 million and $623 million for the fiscal year ended December 31, 2011, 2010 and 2009, respectively.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
 If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2011, we had an aggregate of approximately $8.621 billion of long-term debt on a consolidated basis (after taking into account the issuance of our 8.625% Senior Notes due 2020 in January 2012 and the retirement of our 9.25% Senior Notes due 2014, as well as excluding debt discounts, premiums and fair value adjustments), and approximately $1.193 billion of stockholders' equity. Of this long-term debt approximately $65 million is due to mature in 2012, $313 million is due to mature in 2013 and $1.425 billion is due in 2014, in each case excluding debt discounts, premiums and fair value adjustments.
 Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on its debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot be sure that we will be able to refinance our debt or raise additional capital on acceptable terms.
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
Risks Related to Our Common Stock
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
If certain transactions occur with respect to our capital stock, we may be unable to fully utilize our net operating loss, or NOL, carry forwards to reduce our U.S. federal income taxes.
As of December 31, 2011, we had NOL carry forwards of approximately $6.8 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code). If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOL carry forwards and certain current deductions against any taxable income we achieve in future periods.
We have entered into transactions (including the Global Crossing acquisition) over the applicable three year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing NOL carry forwards and certain current deductions to reduce our U.S. federal income taxes.

STT Crossing's significant ownership interest in Level 3 increases the risk that we could be unable to use our accumulated NOL for U.S. federal income tax purposes, and the rights agreement entered into by Level 3 designed to protect our ability to use our accumulated NOLs could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.
Completion of the Global Crossing acquisition-in particular STT Crossing's acquisition of a significant ownership interest in Level 3-moved us significantly closer to the 50% ownership change and increases the likelihood of a loss of our NOLs.
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
Our restated certificate of incorporation, as amended, authorizes us to issue to up to 293,333,333 shares of our common stock, which is a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances involved, the Board may be able to complete a particular issuance without further stockholder action.
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
In addition, the terms of most of our long term debt require that upon a “change in control,” as defined in the agreements that contain the terms and conditions of the long term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.
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
Other Risks
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
In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 154 properties as of January 15, 2012. We are engaged in addressing or have liquidated environmental liabilities at 70 of those properties. Of these: (a) we have formal commitments or other potential future costs at 14 sites; (b) there are 5 sites with unknown future costs; and (c) there are 51 sites with no likely future costs. The remaining properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.
As a result of the Global Crossing transaction, we are now exposed to legal proceedings and contingent liabilities, including those related to acquisitions previously made by Global Crossing, that could result in material losses that we have not reserved against.
Global Crossing is a party to various legal proceedings and is subject to certain important contingent liabilities described more fully in Note 16, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this annual report on Form 10-K. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to Global Crossing, Global Crossing could suffer losses that are material to our business, results of operations and financial condition. Global Crossing did not establish reserves for many of these contingent liabilities and those for which reserves were established could be adversely resolved at levels exceeding the reserved amounts. Certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, results of operations, and financial condition. Assets and entities that Global Crossing acquired in its most recent acquisitions may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).
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
Certain North American and European hourly and salaried employees of Global Crossing are covered by a defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2011, the projected benefit obligation under these pension plans was approximately $93 million ($18 million for U.S. plans and $75 million for U.K. plans) and the value of plan assets was approximately $85 million ($18 million for US plans and $67 million for U.K. plans), resulting in these pension plans being underfunded by approximately $8 million, of which $5 million is attributable to participants of the plans and is therefore not a liability of Global Crossing. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City and County of Broomfield, Colorado. The campus facility, which is owned by our wholly owned subsidiary HQ Realty, Inc., encompasses approximately 850,000 square feet of office space.
We also lease or own significant corporate office space in the following cities and lease smaller sales, administrative, and support offices around the world:

•
North America: Atlanta, Georgia; Austin, Texas; Billings, Montana; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Rochester, New York; Southfield, Michigan; and Tulsa, Oklahoma

•	Europe: Basingstoke, England; Crewe, England; Dublin, Ireland; London, England; Milan, Italy; Naarden, The Netherlands; and Paris, France

•	Latin America: Bogota, Colombia; Buenos Aires, Argentina; Caracas, Venezuela; Lima, Peru; Miami, Florida; Quito, Ecuador; Santiago, Chile; and Sao Paulo, Brazil

•	Asia/Pacific: Hong Kong, China; and Tokyo, Japan

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber-optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers' equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements. For additional information on our technical sites and other properties relating to our network operations, see Item 1, “Business-Our Communications Network”.

We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 16, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is currently traded on the New York Stock Exchange under the symbol “LVLT.” Prior to October 20, 2011, our common stock was traded on the NASDAQ Global Select Market. We completed a 1 for 15 reverse stock split effective after the close of trading on October 19, 2011. On October 20, 2011, we transferred the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange and began trading on a reverse stock split adjusted basis. As of February 15, 2012, there were approximately 7,560 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported by the NASDAQ Global Select Market from January 1, 2010 to October 19, 2011 and the NYSE Composite Tape from October 20, 2011 to December, 31, 2011, as adjusted for the reverse stock split noted above.

Year Ended December 31, 2011	High	Low
First Quarter	$24.75	$14.70
Second Quarter	36.90	21.00
Third Quarter	40.05	20.55
Fourth Quarter	36.00	16.51

Year Ended December 31, 2010	High	Low
First Quarter	$26.55	$18.60
Second Quarter	26.55	16.05
Third Quarter	18.00	13.91
Fourth Quarter	18.15	12.45
Equity Compensation Plan Information.
We have two equity compensation plans under which we may issue shares of our common stock to employees, officers, directors and consultants. They are The Level 3 Communications, Inc. Stock Plan and the 2003 Global Crossing Limited Stock Incentive Plan. We assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan in connection with the acquisition of Global Crossing. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock and the plan was amended to provide for the issuance of shares of our common stock. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under The Level 3 Communications, Inc. Stock Plan (in the “Equity compensation plans approved by stockholders” category) and the 2003 Global Crossing Limited Stock Incentive Plan (in the “Equity compensation plans not approved by stockholders” category) as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,759,961	*	$20.51	**	8,592,429
Equity compensation plans not approved by stockholders	598,190	***	$10.79	***	3,350,833

* Includes, among other awards, awards of outperform stock appreciate units (“OSOs”). For purposes of this table, these securities are considered to use a single share of our common stock from the total number of shares reserved for issuance under The Level 3 Communications, Inc. Stock Plan.
** At December 31, 2011, the only type of award outstanding under The Level 3 Communications, Inc. Stock Plan that included an “exercise price” was the OSOs. The weighted‑average exercise price indicated is for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.
*** Includes awards of options only. The 2003 Global Crossing Limited Stock Incentive Plan provides for the granting of (i) stock options, (ii) stock appreciation rights and (iii) other stock-based awards, including, without limitation, restricted share units, to eligible participants. The vesting of outstanding awards may be accelerated and the securities issuable pursuant to outstanding awards may be adjusted upon the occurrence of certain corporate events. No awards may be granted under the plan after December 8, 2013. For additional information about the plan, see Note 13, “Employee Benefits and Stock-Based Compensation” to our consolidated financial statements included in this annual report on Form 10-K.
OSOs are currently designed to provide recipients of the awards with the incentive to maximize stockholder value and to reward recipient employees only when the price of our common stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is settled. OSOs have a three-year life and vest 100% on the third anniversary of the date of the award and will fully settle on that date. In other words, recipients of OSOs are not able to voluntarily exercise the OSOs as they will settle automatically with value on the third anniversary of the date of the award or expire without value on that date. This type of instrument is sometimes referred to as a “European style option.”
OSOs have an initial strike price that is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial strike price is referred to as the “Initial Price.” On the settlement date, the Initial Price is adjusted-as of that date-by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement date. The Initial Price, however, cannot be adjusted below the closing price of our common stock on the day that the OSO was granted.
The value of all OSOs will increase as the price of our common stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a “success multiplier.”
The mechanism for determining the value of an individual OSO award is described as follows. The Initial Price is adjusted over time (the “Adjusted Strike Price”) until the settlement date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the settlement date. The value of the OSO increases for increasing levels of outperformance. OSOs have a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	—
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4
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
Performance Graph.
The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.
The graph compares the cumulative total return of our common stock for the five year period from 2007 through 2011 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2006, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

120.00
100.00
80.00
60.00
40.00
20.00
0.00
2006
2007
2008
2009
2010
2011
LVLT
S&P 500
NASDAQ Telecommunications

	12/06	12/07	12/08	12/09	12/10	12/11
Level 3 Common Stock	$100.00	$54.29	$12.50	$27.32	$17.50	$20.23
S&P 500® Index	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Telecommunications	100.00	113.48	61.50	85.66	94.42	83.63

ITEM 6.    SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1),(2),(3)
	2011	2010	2009	2008	2007
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$4,333	$3,591	$3,695	$4,226	$4,199
Loss from Continuing Operations (1)	(827)	(621)	(624)	(321)	(1,143)
Income (Loss) from Discontinued Operations, Net (1)	71	(1)	6	3	(3)
Net Loss	(756)	(622)	(618)	(318)	(1,146)
Per Common Share (2):
Loss from Continuing Operations (1)(2)	(6.03)	(5.61)	(5.73)	(3.08)	(11.30)
Income (Loss) from Discontinued Operations, Net (1)(2)	0.52	(0.01)	0.05	0.03	(0.03)
Net Loss (2)	(5.51)	(5.62)	(5.68)	(3.05)	(11.33)
Dividends (4)	—	—	—	—	—
Financial Position:
Total Assets	13,188	8,355	9,062	9,634	10,249
Current portion of long-term debt (5)	65	180	705	186	32
Long-Term Debt, less current portion(5)	8,385	6,268	5,755	6,245	6,631
Stockholders' equity (deficit) (6)	1,193	(157)	491	1,021	1,266

(1)
The Company purchased Broadwing Corporation ("Broadwing") on January 3, 2007, the Content Delivery Network services business of SAVVIS, Inc. (the "CDN Business") on January 23, 2007 and Servecast Ltd. ("Servecast") on July 11, 2007. During 2007, the Company recorded revenue attributable to Broadwing of $946 million, the CDN Business of $17 million and Servecast of $3 million.

On June 5, 2008, Level 3 completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs. Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008 through the date of sale and $36 million in 2007. The Vyvx businesses were acquired by the Company at the end of 2005 in the acquisition of WilTel Communications Group, LLC ("WilTel").
The Company purchased Global Crossing Limited (“Global Crossing”) on October 4, 2011 (the "Amalgamation"). During 2011, the Company recorded revenue attributable to Global Crossing of approximately $654 million.
On November 14, 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, the

Company recognized a gain on the transaction of approximately $72 million, which is included in the consolidated statements of operations within "Income (Loss) from Discontinued Operations, Net." Revenue attributable to the coal mining business totaled approximately $54 million in 2011 through the date of sale, $60 million in 2010, $67 million in 2009, $75 million in 2008 and $70 million in 2007. The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

(2)
Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.

(3)
In 2007, the Company recognized approximately $12 million of impairment and restructuring charges and a loss on the early extinguishment of debt of $427 million as a result of the refinancing of its senior secured credit agreement and certain debt exchanges, redemptions and repurchases. The Company also recognized a gain of $37 million on the sale of marketable equity securities and a tax benefit of $23 million related to certain state tax matters.

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
In 2010, the Company recognized a loss of approximately $59 million associated with the tender offer to repurchase the Company's 12.25% Senior Notes due 2013 and as a result of the redemption of its 10% Convertible Senior Notes due 2011. The Company also recognized a $91 million benefit primarily related to the release of foreign deferred tax valuation allowances and $2 million of restructuring charges.
In 2011, the Company recognized a loss of $100 million related to the redemption and repurchase of the 3.5% Convertible Senior Notes due in June 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, the conversion of certain of the 15% Convertible Senior Notes due 2013, the retirement of a portion of the 9.25% Senior Notes due 2014, the redemption of the 5.25% Convertible Senior Notes due 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013.  As a result of a change in the estimated useful lives of certain of the Company’s property, plant and equipment, the Company recognized a reduction of approximately $74 million in depreciation expense during the fourth quarter of 2011. The change in accounting estimate was accounted for on a prospective basis effective October 1, 2011. The Company also recognized $11 million of restructuring charges and $20 million associated with the impairment of certain wireless spectrum licenses.

(4)
The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, the Company is restricted under certain debt-related covenants from paying cash dividends on shares of its common stock.

(5)	All share amounts have been adjusted to reflect the 1 for 15 reverse stock split:

In 2007, the Company received net proceeds of $982 million from the issuance by its wholly-owned subsidiary of 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015 and net proceeds of $1.382 billion for the refinancing of its senior secured credit agreement. In connection with the refinancing of the senior secured credit agreement the Company repaid its $730 million Senior Secured Term Loan due 2011. In 2007, the Company redeemed $488 million of its outstanding 12.875% Senior Notes due 2010, $96 million of outstanding 11.25% Senior Notes due 2010 and $138 million (€104 million) of outstanding 11.25% Senior Euro Notes due 2010. Also in 2007, the Company's wholly-owned subsidiary repurchased $144 million of its outstanding Floating Rate Senior Notes due 2011, the Company repurchased $59 million of its outstanding 11% Senior Notes due 2008, $677 million of its outstanding 11.5% Senior Notes due 2010 and $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008. The Company also completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 13 million shares of common stock during 2007. The Company also converted or repurchased $180 million of Broadwing's outstanding 3.125% Convertible Senior Debentures due 2026 through the issuance of approximately 1 million shares of common stock and the payment of $106 million in cash in 2007.
In 2008, the Company received proceeds of $400 million from the issuance of its 15% Convertible Senior Notes due 2013. In connection with the issuance of the 15% Convertible Senior Notes due 2013, the Company completed tender offers and repurchased $163 million of its 2.875% Convertible Senior Notes due 2010, $173 million of its 6% Convertible Subordinated Notes due 2010 and $124 million of its 6% Convertible Subordinated Notes due 2009. In 2008, the Company completed exchanges with holders of various issues of its convertible debt in which the Company issued approximately 3 million shares of the Company's common stock in exchange for $18 million of its 6% Convertible Subordinated Notes due 2009, $47 million of its 10% Convertible Senior Notes due 2011, $19 million of its 2.875% Convertible Senior Notes due 2010, $15 million of its 5.25% Convertible Senior Notes due 2011 and $9 million of its 3.5% Convertible Senior Notes due 2012. Also in 2008, the Company repurchased $39 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $32 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company also repaid at maturity the remaining $20 million of its outstanding 11% Senior Notes due 2008 and approximately $6 million (€4 million) of its outstanding 10.75% Senior Euro Notes due 2008.
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
In 2010, the Company received net proceeds of $613 million from the issuance of its 10% Senior Notes due 2018 and net proceeds of $195 million from the issuance of its 6.5% Convertible Senior Notes due 2016. In connection with the issuance of its 10% Senior Notes due 2018, the Company repurchased $550 million of the total outstanding 12.25% Senior Notes due 2013 primarily through a tender offer. In addition, the Company redeemed all of the outstanding $172 million aggregate principal amount of its 10% Convertible Senior Notes due 2011, $3 million of its 5.25% Convertible Senior Notes due 2011, the remaining $3 million of its 10.75% Senior Notes due 2011, and $2 million of its 2.875% Convertible Senior Notes due 2010. Upon maturity, the Company repaid the remaining $111 million of its 6% Convertible Subordinated

Notes due 2010 and the remaining $38 million of its 2.875% Convertible Senior Notes due 2010.
In 2011, the Company issued approximately $605 million of 11.875% Senior Notes due 2019 in two separate transactions, as well as $500 million of its 9.375% Senior Notes due 2019. Proceeds from the first 11.875% Senior Note offering were used to redeem $196 million of 5.25% Convertible Senior Notes. In the second offering, Level 3 exchanged the 11.875% Senior Notes for approximately $295 million of 9% Convertible Senior Discount Notes. Level 3 Escrow, Inc., an indirect wholly-owned subsidiary of Level 3, issued $600 million in aggregate principal amount of 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2109 under the same indenture as the 8.125% Senior Notes previously issued, which were treated as a single series of notes under the indenture. In connection with the Amalgamation, all of the 8.125% Senior Notes due 2019 were assumed by Level 3 Financing, Inc. and the proceeds were used to refinance certain existing indebtedness of Global Crossing. Level 3 exchanged approximately $128 million of its 15% Convertible Senior Notes due 2013 for approximately 5 million shares of its common stock. The Company also paid approximately $29 million in cash, representing interest due from the conversion through the 2013 maturity date. The Company also repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012. The Company borrowed $550 million aggregate principal amount of its Tranche B III Term Loan. The net proceeds in addition to cash on hand were used to redeem the remaining $274 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012 and repay the $280 million Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan. Also in connection with the closing of the Amalgamation, the Company amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche. The net proceeds from the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

(6)	All share amounts have been adjusted to reflect the 1 for 15 reverse stock split:
In 2007, the Company issued approximately 13 million shares of common stock in exchange for $605 million of its 10% Convertible Senior Notes due 2011. The Company also issued approximately 8 million shares of common stock, valued at approximately $688 million, as the stock portion of the purchase price to acquire Broadwing Corporation. Also in 2007, the Company issued approximately 1 million shares of common stock in connection with the conversion of $179 million of Broadwing's outstanding 3.125% Convertible Senior Debentures due 2026.
In 2008, the Company issued approximately 3 million shares of common stock in exchange for $108 million aggregate principal amount of various issues of its convertible debt.
In 2011, the Company issued approximately 5 million shares of common stock in exchange for $128 million of its 15% Convertible Senior Notes. The Company also issued approximately 89 million shares of common stock, valued at approximately $1.9 billion, as the stock portion of the purchase price to acquire Global Crossing.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included elsewhere herein and the description of its business in Item 1, "Business".
The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2011, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 11.2 years.

On October 4, 2011, a wholly-owned subsidiary of Level 3 completed its amalgamation with Global Crossing and the amalgamated entity became an indirect wholly-owned subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). In addition, after the close of business on October 19, 2011, Level 3 completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders in connection with its announcement to transfer the listing of its common stock to the New York Stock Exchange on October 20, 2011. The reverse stock split automatically combined every fifteen shares of issued and outstanding Level 3 common stock into one share of common stock without any change in the par value per share. All share and per share references for all periods presented have been adjusted to give effect to the reverse stock split.
Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million that is included in the consolidated statements of operations within "Income (Loss) from Discontinued Operations, Net." The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods presented have been revised to reflect the presentation within discontinued operations.
Total revenue consists of:
1) Core Network Services revenue from transport, infrastructure, data and local and enterprise voice services. Core Network Services revenue includes Global Crossing services revenue from transport and infrastructure, switched data services, voice services, collaboration services, data center and hosting, and media transport services ("Invest and Grow") associated with the acquisition of Global Crossing.
2) Wholesale Voice Services revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services, including revenue for such services associated with the acquisition of Global Crossing.
3) Other Communications Services revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the “SBC Master Services Agreement,” which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).
Core Network Services
Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be offset by declines in unit pricing.
The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP market in 2011 and expects that aggressive pricing for its high-speed IP services will continue.

The following provides a discussion of the Company's Core Network Services revenue in terms of wholesale, large enterprise and federal, mid-market, and European customers.

•	Wholesale includes revenue from international and domestic carriers, cable companies, wireless companies and voice service providers.

•
Large Enterprise and Federal includes Fortune® 300 and other large enterprises that purchase communications services in a manner similar to carriers, including financial services, healthcare and systems integrators, federal government agencies and academic consortia, plus certain portal and search engine companies.

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

As a result of the Amalgamation with Global Crossing during the fourth quarter of 2011, the results also include Invest and Grow revenue which includes the provision of transport, infrastructure, IP and data, voice, and collaboration services to carrier and enterprise customers. These services are sold to those customers directly through business relationships with other carriers, sales agents and system integrators.
Core Network Services revenue by customer group was as follows:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Wholesale	$1,433	$1,375	$1,409
Large Enterprise and Federal	605	566	507
Mid-Market	640	595	632
European	324	291	292
Level 3 Core Network Services	$3,002	$2,827	$2,840
Global Crossing Invest and Grow Revenue	$590	$—	$—
Total	$3,592	$2,827	$2,840

The classification of customers within each customer group can change based upon sales team assignments, merger and acquisition activity by customers and other factors.
Anticipated Modification of Revenue Reporting
Beginning in the first quarter of 2012 results, the Company will modify its revenue disclosure to reflect changes in the way revenue will be reported. The Company will provide Core Network Services revenue reporting by three regions (North America; Latin America and Europe; Middle East and Africa "EMEA"). In addition, the Company plans to provide a breakdown of Core Network Services revenue by wholesale and enterprise channels for each of those three regions, and U.K government revenue for EMEA. The Company will report those Wholesale Voice Services and Other Communications Services revenue, and combine results for the Company as a whole.
Wholesale Voice Services
The Company offers Wholesale Voice Services that target large and existing markets. The revenue potential for Wholesale Voice Services is large; however, the pricing and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for Wholesale Voice Services is being targeted by many competitors, several of which are larger and have more financial resources than the Company. Global Crossing also offered Wholesale Voice Services and Other services, which included revenue from predominantly United States domestic and international long distance voice carrier customers.
 Other Communications Services
The Company's Other Communications Services are mature services that are not critical areas of emphasis for the Company. Other Communications Services include revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which comprise revenue derived under the SBC Master Services Agreement that was obtained in the WilTel acquisition. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  The Company expects ongoing declines in Other Communications Services revenue similar to what has been experienced over the past several years.
The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011 the FCC established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic, with elements of it becoming effective starting December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges were capped at current levels, and will then be reduced to zero over, as relevant to Level 3, a six year transition period beginning July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status.  As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company earns intercarrier compensation revenue from providing managed modem services, which are declining.  The Company also receives intercarrier compensation from its voice services.  In this case, intercarrier compensation is reported within Core Network Services revenue.
Business Strategy and Objectives
The Company pursues the strategies discussed in Item 1, “Business-Business Overview and Strategy.” In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing Core Network Services revenue by increasing sales;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	completing the integration of acquired businesses;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interaction with its mid-market enterprise customers, including leveraging its existing assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for margin contribution; and

•	refinancing its future debt maturities.
The successful integration of acquired businesses into Level 3, including Global Crossing, is important to the success of Level 3. The Company must identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of any acquisitions. Successful integration of any acquired businesses will depend on the Company’s ability to manage the operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate any businesses or operations it acquires, the Company may experience material negative consequences to its business, financial condition or results of operations.
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
While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, accruals for estimated contingent tax and legal liabilities, valuation allowance for deferred tax assets, and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements, as critical to its business operations and the understanding of its results of operations.
Revenue
Revenue for communications services, including transport, infrastructure, data, voice and managed modem, is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.
Intercarrier compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the FCC.
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

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period and for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue also is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original product or service provided.
Accounting practice and guidance with respect to the accounting treatment of revenue continues to evolve. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue within its business.
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
Non-Cash Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with fair value recognition provisions. Under the fair value recognition provisions, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and estimating the fair value of share-based payment awards require subjective assumptions, including the assumption for stock price volatility. The Company estimates the stock price volatility using a combination of historical and implied volatility, as Level 3 believes it is consistent with the approach most marketplace participants would consider by using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options for the Company's common stock and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the options the Company is valuing. The Company issues outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilizes a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index. As a result of the Company's stock price at the end of 2011, the aggregate intrinsic value of outstanding outperform stock options was $1.8 million as of December 31, 2011.
The assumptions used in estimating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rates are materially different from the Company's estimate, stock-based compensation expense could be significantly different from what the Company has recorded in the current period.
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
The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2011 and concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.
Useful Lives of Long-Lived Assets
The Company performs periodic internal reviews to evaluate the depreciable lives of its property, plant and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet the Company's financial objectives. In connection with the acquisition of Global Crossing, the Company evaluated the estimated useful lives of its fixed assets and determined that the period it expected to use conduit, fiber, and transmission equipment was longer than the remaining useful lives originally estimated. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of conduit, fiber, and certain transmission equipment resulted in a reduction of depreciation expense of approximately $74 million in the fourth quarter of 2011, which was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011 under the accounting standard related to changes in accounting estimates applied to pre-existing and acquired conduit, fiber, and transmission equipment.

Valuation of Goodwill and Acquired Indefinite-Lived Intangible Assets
The Company performs an annual impairment assessment of its goodwill at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process considers the fair value of each reporting unit relative to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 15—Segment Information—to the Consolidated Financial Statements. Goodwill assigned to the Level 3 reportable segment totaled $1.4 billion at both December 31, 2011 and 2010. Goodwill assigned to the Global Crossing reportable segment totaled $1.1 billion at December 31, 2011. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.
According to recently issued guidance, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation. In 2011, the Company performed this qualitative assessment and determined it was not necessary to complete the two step goodwill impairment evaluation.
During 2010, the Company also considered the use of multiple valuation techniques in accordance with the Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and had consistently applied a market approach as part of its impairment assessment process.
Under the market approach for 2010, the Company estimated the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, added an estimated control premium, and then assigned that fair market value to the reporting units. The most significant estimates and assumptions utilized in its valuation with the market approach involved estimating an appropriate control premium and allocating the estimated enterprise fair value to each of its reporting units.
The Company concluded that using 20% as a control premium would be reasonable in its market approach valuation for purposes of performing its 2010 goodwill impairment test based on historical control premiums offered for comparable transactions in the communications industry, the availability of financing, and number of potential buyers. The calculated market value using the Company's quoted market price valuation was allocated to each of its two reporting units based on their relative percentage of Adjusted EBITDA, as this is a key external and internal valuation metric.
The Company conducted its goodwill impairment analysis at the end of 2011 and 2010 and concluded that its goodwill was not impaired in either period.
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
The Company conducted its indefinite-lived acquisition-related intangible asset impairment analysis at the end of 2010 and concluded that there was no impairment. During 2011, the Company determined that the carrying value of certain wireless spectrum licenses that it acquired in a prior acquisition was impaired and the Company recognized a $20 million charge in the fourth quarter that was recognized in Other Expense. The Company concluded that its remaining indefinite-lived intangible assets were not impaired as of December 31, 2011.

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
Derivative Financial Instruments
The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company's primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows. The Company has floating rate long-term debt (see Note 12—Long-Term Debt—of the Consolidated Financial Statements). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments to a counterparty over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) ("AOCI") and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use any derivative financial instruments for speculative purposes.
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
Asset Retirement Obligations
The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term, restoration requirements for leased facilities and, prior to the disposition of the coal business in 2011, reclamation requirements in the coal mining business to remediate previously mined properties. The initial and subsequent measurement of the Company's asset retirement obligations require the Company to make significant estimates regarding the eventual costs and probability or likelihood that the Company will be required to remove certain of its network infrastructure and restore certain of its leased properties. In addition, the Company must estimate the periods over which these costs will be incurred and the present value of such costs using the Company's estimate of its credit-adjusted risk-free interest rate upon initial recognition.
The Company periodically evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.
The asset retirement obligations for coal mining locations were increased by an insignificant amount in 2010 due to revised estimates of future obligations. The Company's asset retirement obligations for its coal mining business were extinguished as a result of the disposition in 2011.

Business Combinations
The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from Global Crossing (and the related estimated lives of depreciable tangible and identifiable intangible assets) requires a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value is performed by management, taking into consideration information provided to management by an independent valuation firm. See Note 2 - Events Associated with the Amalgamation of Global Crossing, in the Notes to the Consolidated Financial Statements for additional information concerning the assignment of fair values to the assets and assumed liabilities of Global Crossing.

Results of Operations 2011 vs. 2010

	Year Ended
(dollars in millions)	December 31, 2011	December 31, 2010	Change %

Revenue	$4,333	$3,591	21%

Cost of Revenue	1,706	1,434	19%
Depreciation and Amortization	805	870	(7)%
Selling, General and Administrative	1,759	1,373	28%
Restructuring Charges	11	2	NM
Total Costs and Expenses	4,281	3,679	16%
Operating Income (Loss)	52	(88)	NM
Other Income (Expense):
Interest income	1	1	—%
Interest expense	(716)	(586)	22%
Loss on extinguishment of debt, net	(100)	(59)	69%
Other, net	(23)	20	NM
Total Other Expense	(838)	(624)	34%
Loss Before Income Taxes	(786)	(712)	10%
Income Tax (Expense) Benefit	(41)	91	NM
Loss from Continuing Operations	(827)	(621)	33%
Income (Loss) from Discontinued Operations, Net	71	(1)	NM
Net Loss	$(756)	$(622)	22%
NM — Not meaningful

In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.
Revenue consists of:

1)              Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice communications services. Core Network Services includes Invest and Grow revenue from transport and infrastructure, switched data services, voice services, collaboration services, data center and hosting, and media transport services associated with Global Crossing from the acquisition date.

2)              Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services, including revenue for such services associated with the acquisition of Global Crossing.

3)              Other Communications Services includes revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Total revenue attributable to each of these services is as follows (dollars in millions):

	Year Ended December 31,
	2011	2010
Core Network Services	$3,592	$2,827
Wholesale Voice Services	672	650
Other Communications Services	69	114
Total Revenue	$4,333	$3,591

Revenue increased approximately 21% in 2011 compared to 2010. The increase in total revenue was driven by growth in the Company’s Core Network Services revenue from several existing services and the additional Invest and Grow revenue associated with the Global Crossing acquisition during the fourth quarter, and an increase in Wholesale Voice Services revenue partially offset by an expected decline in Other Communications Services revenue.

The Company experienced increases within Core Network Services revenue in 2011 compared to 2010, primarily within data, CDN and IP services. The Company experienced strong growth in data, CDN and IP services revenue during 2011 driven by increased demand for enterprise bandwidth and end customer demand for content delivery over the internet. The Company also experienced full year increases driven by demand in its transport and infrastructure services and colocation services, while its voice services during 2011 were relatively flat compared to 2010. The Company's 2011 results include approximately $590 million of Global Crossing's Invest and Grow revenue as a result of the acquisition on October 4, 2011, which reflected relative softness in historical UK government revenue and strength in Latin America.

The decrease in Wholesale Voice Services revenue in 2011, excluding three months of Global Crossing's Wholesale Voice revenue of approximately $64 million as a result of the acquisition, compared to 2010 is primarily due to a decline in usage. The Company continues to manage its combined wholesale voice platform for margin growth, and it expects continued volatility in revenue as a result of this strategy.

Other Communications Revenue decreased to $69 million in 2011 from $114 million in 2010. The decrease is the result of a decline in managed modem revenue, especially in large metropolitan areas. The Company expects managed modem revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services.

Intercarrier compensation revenue from managed modem services also declined in 2011 compared to 2010 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its intercarrier compensation revenue from managed modem services, although the Company continues to generate a portion of its intercarrier compensation revenue from voice services, which is reported within Core Network Services revenue. To the extent the Company is unable to sign new interconnection agreements or signs new agreements or amends existing agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or to the extent that FCC or state regulations change such as the prospective intercarrier compensation framework which may eliminate compensation between carriers for terminating ISP-bound traffic, intercarrier compensation revenue may experience further declines over time.

Also contributing to the decrease in Other Communications Services revenue was lower SBC Contract Services revenue as a result of the migration of the SBC traffic to the AT&T network.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 39% in 2011 compared to 40% in 2010. The Company has benefited from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services, offset by the inclusion of three months of costs attributable to the Global Crossing acquisition of approximately $322 million in 2011..  Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense decreased 7% to $805 million in 2011 from $870 million in 2010. The decrease is primarily attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense of approximately $74 million in the fourth quarter, which was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011 under the accounting standard related to changes in accounting estimates (See Note 1 - Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment in the Notes to the Consolidated Financial Statements). The decrease also reflects the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated, the effect of foreign currency fluctuations and additional depreciation and amortization associated with the Global Crossing acquisition in the fourth quarter of 2011.

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

Selling, general and administrative expenses increased 28% to $1.8 billion in 2011 compared to $1.4 billion in 2010. The increase includes $253 million of selling, general and administrative costs associated with Global Crossing. The remaining increase in 2011 compared to 2010 is driven by transaction costs and integration costs incurred by the Company for the Global Crossing acquisition of approximately $70 million, as well as higher employee compensation and related costs as the Company continued to increase its sales, support and customer installation activity headcount during 2011.

Also included in selling, general and administrative expenses in 2011 and 2010, respectively, were $101 million and $67 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan.  The increase in non-cash, stock-based compensation expense is primarily due to higher headcount, an increase in the 2011 discretionary stock-based bonus expected to be distributed to employees in 2012, an increase in the stock price on the grant date associated with the 2011 annual restricted stock unit grant compared to 2010, and an adjustment in 2011 to the 2010 stock bonus grant issued in 2011 due to a higher stock price on the actual grant date in 2011.

Restructuring Charges in 2011 and 2010 were $11 million and $2 million, respectively. The increase in 2011 compared to 2010 was primarily due to reductions in headcount associated with the Global Crossing acquisition, as the Company had not initiated any significant new workforce reduction plans in 2011 or 2010.

The Company may initiate additional restructuring activities in 2012 in connection with the efforts to optimize its cost structure or in connection with the Amalgamation of Global Crossing. Additional restructuring activities could result in additional headcount reductions and related charges.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring charges, (4) depreciation and amortization expense, (5) non-cash stock compensation expense included within selling, general and administrative expenses and (6) discontinued operations.

Adjusted EBITDA is not a measurement under generally accepted accounting principles ("GAAP") and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

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

Note 15 - Segment Information, of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA for each of the Company’s reportable operating segments.

Consolidated Adjusted EBITDA was $958 million in 2011, including $47 million for the Global Crossing business from the date of acquisition compared with $849 million in 2010. Adjusted EBITDA for the Level 3 business was $911 million in 2011 compared to $849 million in 2010. The increase in Adjusted EBITDA for the Level 3 business in 2011 is primarily attributable to the growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Interest Income remained constant at $1 million in 2011 compared to 2010. The Company invests its funds primarily in government and government agency securities, money market funds and commercial paper depending on liquidity requirements. The Company's investment strategy generally provides lower yields on the funds than would be obtained on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

Interest Expense increased 22% to $716 million in 2011 from $586 million in 2010. Interest expense increased as a result of higher average debt balance for 2011 compared to 2010, including financing associated with the Global Crossing acquisition.
The Company expects annual interest expense in 2012 to approximate $740 million based on the Company's outstanding debt as of December 31, 2011, and taking into consideration the current interest rates on the Company's variable rate debt, and the January 2012 issuances of $900 million aggregate principal amount of the Company's 8.625% Senior Notes due 2020, a portion of which was used to redeem approximately $807 million aggregate principal of the Company's 9.25% Senior Notes due 2014. See Note 12—Long-Term Debt—of the Notes to Consolidated Financial Statements for additional information on Level 3's financing activities.

Loss on Extinguishment of Debt, net was $100 million 2011 compared to a loss of $59 million in 2010.  The loss recorded during 2011 was related to a charge of approximately $27 million recognized in the fourth quarter of 2011 for the redemption of the 3.5% Convertible Senior Notes due 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, a charge of approximately $29 million recognized for the July 2011 conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011, which was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013.  The loss recorded during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible Senior Notes due 2011 and a $55 million charge recognized in connection with the 12.25% Tender Offer and consent solicitation in. See Note 12 - Long-Term Debt, of the Notes to Consolidated Financial Statements for more details regarding the Company’s financing activities.
The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt. The Company expects to recognize a loss of approximately $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014.

Other, net was $23 million of expense in 2011 compared to $20 million of income in 2010. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income. The expense recognized in 2011 also includes a charge of approximately $20 million related to the impairment of certain wireless spectrum licenses (See Note 8 - Acquired Intangible Assets, of the Notes to Consolidated Financial Statements).

Income Tax Expense was $41 million expense in 2011 compared to a $91 million benefit in 2010.  The income tax expense during 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to use to offset its deferred tax assets. The 2011 income tax expense also includes approximately $8 million associated with the post acquisition results of Global Crossing.  See Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for additional details.  The income tax benefit in 2010 primarily related to a release of certain foreign deferred tax asset valuation allowances.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Income (Loss) from Discontinued Operations was net $71 million of income in 2011 compared to a $1 million loss in 2010. Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from the Company's balance sheet and it recognized a gain on the transaction of approximately $72 million in 2011. The $1 million loss in 2010 was a result of costs exceeding revenue due to lower volume of tons mined, partially offset by the commencement of new contracts during the year.

Results of Operations 2010 vs. 2009

	Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	Change %

Revenue	$3,591	$3,695	(3)%

Cost of Revenue	1,434	1,499	(4)%
Depreciation and Amortization	870	906	(4)%
Selling, General and Administrative	1,373	1,337	3%
Restructuring Charges	2	9	(78)%
Total Costs and Expenses	3,679	3,751	(2)%
Operating Loss	(88)	(56)	57%
Other Income (Expense):
Interest income	1	2	(50)%
Interest expense	(586)	(595)	(2)%
Gain (loss) on extinguishment of debt, net	(59)	14	NM
Other, net	20	12	67%
Total Other Expense	(624)	(567)	10%
Loss Before Income Taxes	(712)	(623)	14%
Income Tax (Expense) Benefit	91	(1)	NM
Loss from Continuing Operations	(621)	(624)	—%
Income (Loss) from Discontinued Operations, Net	(1)	6	(117)%
Net Loss	$(622)	$(618)	1%
NM — Not meaningful

Revenue consists of the following (dollars in millions):

	Year Ended December 31,
	2010	2009
Core Network Services	$2,827	$2,840
Wholesale Voice Services	650	663
Other Communications Services	114	192
Total Revenue	$3,591	$3,695

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
Intercarrier compensation revenue from managed modem services also declined in 2010 compared to 2009 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its Intercarrier compensation revenue from managed modem services, although the Company continues to generate a portion of its Intercarrier compensation revenue from voice services, which is reported within Core Network Services revenue.
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
Cost of revenue as a percentage of revenue decreased to 40% in the 2010 compared to 41% in 2009. The Company has benefited from higher margin on-net Core Network Services and an improving gross margin mix. The Company continues to decrease its lower margin voice and certain private line services costs, and to implement initiatives to reduce both fixed and variable network expenses.
Depreciation and Amortization expense decreased 4% to $870 million in 2010 from $906 million in 2009. This decrease is primarily attributable to the reduction in depreciation expense associated with shorter-lived fixed assets becoming fully depreciated and the effect of foreign currency fluctuations.
Selling, general and administrative expenses increased 3% to $1.4 billion in 2010 compared to $1.3 billion in 2009. The increase is primarily a result of higher employee compensation and related costs as the Company continued to increase investments in its sales and support and customer install activity headcount during 2010. Included in selling, general and administrative expenses was $67 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units for the Company's discretionary bonus, and shares issued for the Company's matching contribution for the 401(k) plan. This compares to $59 million of non-cash, stock-based compensation expenses recognized in 2009. The increase in non-cash, stock-based compensation expense is primarily due to higher headcount and shares issued for the Company's discretionary bonus in 2010 and lower non-cash compensation awards in 2009.
        Restructuring Charges decreased to $2 million in 2010 from $9 million in 2009 primarily as a result of the timing of the Company's workforce reduction activities. During 2009, the Company initiated a workforce reduction of approximately 260 employees, or 5% of the Company's total employee base. The Company did not initiate any significant new workforce reduction plans in 2010.

Adjusted EBITDA for the Level 3 business was $849 million in 2010 compared to $910 million in 2009. The decrease in Adjusted EBITDA for the Level 3 business is primarily attributable to the decline in the Company's revenue, partially offset by a decrease in cost of revenue, in addition to higher selling, general and administrative expenses in 2010.
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
        Other, net increased to $20 million in 2010 compared to $12 million in 2009. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.
        Income Tax Benefit (Expense) reflected a benefit of $91 million in 2010 compared to expense of $1 million in 2009. The income tax benefit of $91 million in 2010 primarily relates to a release of certain foreign deferred tax valuation allowances (see Note 14—Income Taxes—of the Notes to Consolidated Financial Statements). The income tax expense in 2009 primarily relates to state and foreign income taxes.
Income (Loss) from Discontinued Operations was a loss of $1 million in 2010 compared to income of $6 million in 2009 from the Company's coal business. The $1 million loss in 2010 was a result of costs exceeding revenue due to lower volume of tons mined, partially offset by the commencement of new contracts during the year. The income of $6 million in 2009 was driven by customer buyout of purchase commitments under its contract, partially offset by lower volume of tons mined.

Financial Condition—December 31, 2011
Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2011 and 2010, respectively, are summarized as follows:

	Year Ended
(dollars in millions)	December 31, 2011	December 31, 2010	Change
Net Cash Provided by Operating Activities of Continuing Operations	$388	$339	$49
Net Cash Used in Investing Activities of Continuing Operations	(398)	(428)	30
Net Cash Provided by (Used In) Financing Activities of Continuing Operations	261	(122)	383
Net Cash Provided by (Used in) Discontinued Operations	51	(1)	52
Effect of Exchange Rates on Cash and Cash Equivalents	—	(8)	8
Net Change in Cash and Cash Equivalents	$302	$(220)	$522

Operating Activities of Continued Operations
Cash provided by operating activities of continuing operations increased by $49 million in 2011 compared to 2010. The increase in cash provided by operating activities of continuing operations was primarily due to improved operations in 2011 and working capital management.
Investing Activities of Continued Operations
Cash used in investing activities of continuing operations decreased by $30 million in 2011 compared to 2010 as a result of additional capital expenditures, which totaled $494 million in 2011 and $435 million in 2010, which were more than offset by cash received with the stock investment in Global Crossing. The capital expenditures in 2011 as a percentage of revenue were fairly consistent with 2010 levels.
Financing Activities of Continued Operations
Cash provided by financing activities of continuing operations increased $383 million in 2011 compared to 2010 as a result of new issuances partially offset by debt payments and repurchases. Financing activities exclude proceeds and payments for borrowings placed in escrows and used for settlement of Global Crossing debt in the amount of $1,200 million.
Cash Flows of Discontinued Operations
Net cash provided by discontinued operations was $51 million in 2011 compared to a use of $1 million in 2010 primarily as a result of the sale of its coal mining business on November 14, 2011 which resulted in approximately $55 million of incremental unrestricted cash.
Liquidity and Capital Resources
The Company incurred a net loss of $756 million in 2011 and $622 million in 2010. In connection with its continuing operations, the Company used $494 million for capital expenditures and $261 million of cash was provided by financing activities in 2011. This compares to $435 million of cash used for capital expenditures and $122 million of cash flows used in financing activities in 2010.

Cash interest payments are expected to increase to approximately $680 million in 2012 from the $576 million made in 2011 based on forecasted interest rates on the Company's variable rate debt outstanding and the January 2012 issuances of $900 million aggregate principal amount of its 8.625% Senior Notes due 2020, a portion of which was used to redeem approximately $807 million aggregate principal of its 9.25% Senior Notes due 2014. Capital expenditures for 2012 are expected to be remain constant as a percentage of revenue with 2011 , as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of December 31, 2011 and including the effect of transactions completed in January and February 2012, the Company had long-term debt contractual obligations, including capital lease and commercial mortgage obligations, and excluding premium and discounts on debt issuance and fair value adjustments, of $65 million in 2012, $313 million in 2013 and $1,425 million in 2014.
In January 2012, Level 3 Financing, Inc. issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were be used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The remaining proceeds constitute purchase money indebtedness under the existing senior secured credit agreement and indentures of Level 3 and will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS Assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including the cash purchase price of any past, pending or future acquisitions.
During the second half of 2011, the Company borrowed $550 million aggregate principal amount of its Tranche B III Term Loan. The net proceeds along with cash on hand were used to redeem the remaining $274 million aggregate principal amount of 3.5% Convertible Senior Notes due in June 2012 and repay the $280 million Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan. The Company also repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012 with available cash and issued an aggregate of approximately 5 million shares of Level 3's common stock to convert $128 million of its 15% Convertible Senior Notes due in 2013 to equity.  The Company also paid approximately $29 million in cash, representing interest due from the conversion through the 2013 maturity date.
In June 2011, Level 3 Escrow, Inc. issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 in a private offering. In July 2011, Level 3 Escrow, Inc. issued an additional $600 million aggregate principal amount of its 8.125% Senior Notes due 2019 in a private offering. This offering represented an additional offering of the 8.125% Senior Notes due 2019 that were issued in June 2011. In connection with the Amalgamation, all of the 8.125% Senior Notes due 2019 were assumed by Level 3 Financing, Inc. In addition, Level 3 Financing borrowed on the Amalgamation date $650 million aggregate amount of a Tranche B II Term Loan. The net proceeds from the 8.125% Senior Notes and the Tranche B II Term Loan were used to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.
     In the first quarter of 2011, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 in a private transaction. The net proceeds from the offering, together with cash on hand, were used to partially redeem approximately $443 million aggregate principal amount of the outstanding 9.25% Senior Notes due 2014 in April 2011.
Also in the first quarter of 2011, the Company issued $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 in two private transactions. Approximately $300 million was issued in exchange for all of the Company's outstanding 9% Convertible Senior Discount Notes due 2013, and a portion of the net proceeds from another transaction were used to redeem the Company's outstanding 5.25% Convertible Senior Notes due 2011.
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
Level 3 had $918 million of cash and cash equivalents on hand at December 31, 2011. In addition, $61 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, and certain operating obligations of the Company. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.
The Company may need to refinance all or a portion of its indebtedness at or before maturity and cannot provide assurances that it will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, the Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of the existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.
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

Contractual Obligations
The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2011, as further described in the Notes to Consolidated Financial Statements.
Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion(1)	$8,528	$65	$2,545	$1,045	$4,873
Interest Obligations(2)	3,676	686	1,242	879	869
Asset Retirement Obligations	121	8	16	16	81
Operating Leases	1,624	268	432	313	611
Right of Way Agreements	762	142	143	123	354
Purchase and Other Obligations	969	610	197	48	114
Other Commercial Commitments
Letters of Credit	33	4	2	2	25

(1)
Pro forma for the issuance of $900 million aggregate principal amount of the Company's 8.625% Senior Notes due 2020 and the redemption of $807 million aggregate principal amount of the Company's 9.25% Senior Notes due 2014 in January and February 2012 (together the "January and February 2012 Transactions"), the Company's contractual obligations for long-term debt, including current portion, would total $8.621 billion comprised of: $65 million due in less than one year, $1.738 billion due in two to three years, $1.045 billion due in four to five years and $5.773 billion due after 5 years.

(2)
Pro forma for the January and February 2012 Transactions, the Company's interest obligations would total $4.148 billion comprised of: $689 million due in less than one year, $1.248 billion due in two to three years, $1.035 billion due in four to five years and $1.176 billion due after 5 years.

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
Interest obligations assume interest rates on variable rate debt do not change from December 31, 2011. In addition, interest is calculated based on debt outstanding as of December 31, 2011, and on existing maturity dates.
The Company is unable to reliably estimate the future cash flows of the derivatives included in Other Non-Current Liabilities presented in Note 10—Fair Value of Financial Instruments—of the Notes to Consolidated Financial Statements. Therefore, such amounts are excluded from this table.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 14—Income Taxes

—of the Notes to Consolidated Financial Statements for additional information regarding the Company's uncertain tax positions.
Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for unknown increases in future periods in the amounts included above.
Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities. Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2012, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.
Purchase and other obligations represent all outstanding purchase order amounts of the Company as of December 31, 2011 ($504 million), contractual commitments with third parties to purchase network access services ($222 million), maintenance payments for portions of the Company's network ($224 million) and other ($19 million).
The table above does not include other long-term liabilities, such as liabilities recorded for legal matters that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2011, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2011, was approximately 4.1%.
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
The remaining, or unhedged, variable rate debt of approximately $1.9 billion has a weighted average interest rate of 4.9% at December 31, 2011. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 5.9%) would increase the Company's annual interest expense by approximately $19 million. At December 31, 2011, the Company had $5.6 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.3%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.
     Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Foreign Currency Exchange Rate Risk
     The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's consolidated financial statements are reported. Correspondingly, the Company's operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's European subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect the Company's operating results.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As a result of our acquisition of Global Crossing in the fourth quarter of 2011, Level 3 has expanded its internal controls over financial reporting to include consolidation of the Global Crossing results of operations as well as acquisition related accounting and disclosures. These controls have been incorporated into the Company's Section 404 assessment for 2011. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company completed the amalgamation of Global Crossing on October 4, 2011. As permitted by the SEC, management's assessment did not include the internal controls over financial reporting of the acquired operations of Global Crossing, which are included in the Company's consolidated financial statements as of December 31, 2011 and for the period from the acquisition date through December 31, 2011. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Global Crossing represents approximately 39% of total assets and 15% of total revenues of Level 3 Communications, Inc. as of and for the year ended December 31, 2011. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of Global Crossing.

Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Management excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011, Global Crossing Limited's internal control over financial reporting associated with total gross assets of $5.159 billion (which includes goodwill of $1.114 billion included within the scope of the assessment) and total revenues of $654 million included in the consolidated financial statements of Level 3 Communications, Inc. and subsidiaries as of and for the year ended December 31, 2011.
The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the assessment of the Company's internal control over financial reporting as of December 31, 2011. This report appears on page F-3.
ITEM 9B.    OTHER INFORMATION
None.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities” above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC.
Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

2.1
Agreement and Plan of Amalgamation, dated as of April 10, 2011, by and among Level 3 Communications, Inc. (the “Registrant”), Apollo Amalgamation Sub, Ltd. and Global Crossing Limited (incorporated by reference to Exhibit 2.1 to the Registrant's Current Reports on Form 8-K dated April 13, 2011).

3.1	Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated May 23, 2008).
3.2
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Financing, Inc.'s, Level 3 Communications, Inc.'s and Level 3 Communications, LLC's Registration Statement on Form S-4 (SEC File No. 333-167110) filed on May 26, 2010).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011.)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form 8-A filed on October 19, 2011).
3.5	Conformed copy of the Restated Certificate of Incorporation of Level 3 Communications, Inc., as amended.
3.6
Certificate of Designation of Series B Junior Participating Preferred Stock of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-A dated April 11, 2011).

3.7	Specimen Stock Certificate of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant's Form 8-A dated March 31, 1998).
3.8	Amended and Restated By-laws of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 22, 2012).
4.1
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

4.2
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York, as Trustee, relating to the 8.75% Senior Notes due 2017 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

4.3
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 8.75% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 31, 2007).

4.4
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 8.75% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 31, 2007).

4.5
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Communications, LLC, Level 3 Communications, Inc., Level 3 Financing, Inc. and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2015 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated May 31, 2007).

4.6
Supplemental Indenture, dated as of May 29, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated February 14, 2007 among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s Floating Rate Senior Notes Due 2015 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated May 31, 2007).

4.7
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

4.8
First Supplemental Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Level 3 Communications, Inc.'s 15% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

4.9
Indenture, dated as of June 26, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.'s 7% Convertible Senior Notes Due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 2, 2009).

4.10
Second Supplemental Indenture, dated as of October 15, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.'s 7% Convertible Senior Notes Due 2015, Series B (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 15, 2009).

4.11
Indenture, dated as of January 20, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2010)

4.12
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 19, 2010)

4.13
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 19, 2010)

4.14
Third Supplemental Indenture, dated as of September 20, 2010, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 6.5% Convertible Senior Notes Due 2016 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 20, 2010).

4.15
Indenture, dated as of January 19, 2011, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 11.875% Senior Notes due 2019 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2011).

4.16
Indenture, dated as of March 4, 2011, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 9.375% Senior Notes due 2019 of Level 3 Financing Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 7, 2011).

4.17
Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A dated April 11, 2011).

4.18
Stockholder Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 13, 2011).

4.19
Supplemental Indenture, dated as of May 24, 2011, among Level 3 Communications, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 9.375% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 24, 2011).

4.20
Supplemental Indenture, dated as of May 24, 2011, among Level 3 Communications, LLC, as Guarantor, Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 9.375% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 24, 2011).

4.21
Indenture, dated as of June 9, 2011, between Level 3 Escrow, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 of Level 3 Escrow, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 10, 2011).

4.22
Securities Assumption Supplemental Indenture, dated as of October 4, 2011, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 issued on June 9, 2011 and July 28, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

4.23
Registration Agreement, dated as of October 4, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Credit Suisse (USA) LLC, relating to the 8.125% Senior Notes due 2019 issued on June 9, 2011 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

4.24
Registration Agreement, dated as of October 4, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Credit Suisse (USA) LLC, relating to the 8.125% Senior Notes due 2019 issued on July 28, 2011 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

4.25
Amendment to the Stockholder Rights Agreement, dated as of November 28, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 30, 2011).

4.26
Indenture, dated as of January 13, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 17, 2012).

4.27
Registration Agreement, dated as of January 13, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and Wells Fargo Securities, LLC, relating to Level 3 Financing, Inc.'s 8.625% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 17, 2012).

10.1
Separation Agreement, dated December 8, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2
Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Form of Aircraft Time-Share Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4
Securities Purchase Agreement, dated as of February 18, 2005, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 24, 2005).

10.5	Level 3 Communications, Inc. Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).
10.6	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.7	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.8	Form of Master Deferred Issuance Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.9
Stock Purchase Agreement, dated July 20, 2006, among Level 3 Communications, Inc., Technology Spectrum, Inc. and Insight Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 26, 2006).

10.10
Exchange Agreement, dated as of January 11, 2007, among Level 3 Communications, Inc., Southeastern Asset Management, Inc., on behalf of its investment advisory clients, and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 17, 2007).

10.11
Credit Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.12
Guarantee Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.13
Collateral Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.14
Indemnity, Subrogation and Contribution Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.15
Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC and the Subsidiaries party thereto (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.16
Supplement No. 1 to Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 Financing, Inc. and the Subsidiaries party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.17
Amended and Restated Loan Proceeds Note Guarantee Agreement, dated March 13, 2007, among Broadwing Financial Services, Inc., and Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated March 16, 2007).

10.18
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).

10.19
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).

10.20
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

10.21
Amendment Agreement to the March 13, 2007 Credit Agreement, dated April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 17, 2009).

10.22
Amended and Restated Loan Proceeds Note Collateral Agreement, dated as of March 13, 2007, as amended and restated as of April 16, 2009, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 17, 2009).

10.23
First Amendment, dated as of May 15, 2009, to the Amended and Restated Credit Agreement dated as of April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 15, 2009).

10.24
Amended and Restated Loan Proceeds Note, dated as of May 15, 2009, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 15, 2009).

10.25
Securities Purchase Agreement, dated as of October 1, 2009, among Level 3 Communications, Inc., and Steelhead Navigator Master, L.P. Fairfax Financial Holdings Limited, Zazove Associates, LLC, Loomis, Sayles & Company, L.P., Fidelity Financial Trust: Fidelity Convertible Securities and Fidelity Magellan Fund: Fidelity Magellan Fund (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 2, 2009).

10.26
Retirement Agreement and General Release, dated February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.27
Consulting Agreement, dated as of February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.28	Form of Master OSO Master Award Agreement for consultants (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.29	Form of Master Deferred Issuance Stock Agreement for consultants (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.30
Commitment Letter, dated as of April 10, 2011 by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Level 3 Communications, Inc. and Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 13, 2011).

10.31
Standstill Agreement, dated as of May 20, 2011, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).

10.32
First Amendment to Consulting Agreement, dated as of June 1, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 6, 2011).

10.33
Conversion Agreement, dated as of July 6, 2011, by and among each of the investors named in Exhibit A thereto and Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 12, 2011).

10.34
Second Amendment Agreement to the Amended and Restated Credit Agreement, dated as of October 4, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

10.35
Second Amended and Restated Loan Proceeds Note, dated as of October 4, 2011, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

10.36
Amended and Restated Loan Proceeds Note, dated as of November 10, 2011, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 17, 2011).

10.37
Third Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 17, 2011).

12	Statements re computation of ratios.
21	List of subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit), (vi) Supplementary Stockholders' Equity Information and (vii) Notes to Consolidated Financial Statements†.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedules not indicated above have been omitted because of the absence of the condition under which they are required or because the information called for is shown in the consolidated financial statements or in the notes hereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit), and comprehensive loss for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 28, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Level 3 Communications, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Level 3 Communications, Inc. acquired Global Crossing Limited during 2011, and management excluded from its assessment of the effectiveness of Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2011, Global Crossing Limited's internal control over financial reporting associated with total gross assets of $5.159 billion (which includes goodwill of $1.114 billion included within the scope of the assessment) and total revenues of $654 million included in the consolidated financial statements of Level 3 Communications, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Level 3 Communications, Inc. also excluded an evaluation of the internal control over financial reporting of Global Crossing Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit), and comprehensive loss for each of the years in the three‑year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 28, 2012

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For each of the three years ended December 31,

(dollars in millions, except share data)	2011	2010	2009

Revenue	$4,333	$3,591	$3,695

Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	1,706	1,434	1,499
Depreciation and Amortization	805	870	906
Selling, General and Administrative	1,759	1,373	1,337
Restructuring Charges	11	2	9
Total Costs and Expenses	4,281	3,679	3,751
Operating Income (Loss)	52	(88)	(56)
Other Income (Expense):
Interest income	1	1	2
Interest expense	(716)	(586)	(595)
Gain (loss) on extinguishment of debt, net	(100)	(59)	14
Other, net	(23)	20	12
Total Other Expense	(838)	(624)	(567)
Loss Before Income Taxes	(786)	(712)	(623)
Income Tax (Expense) Benefit	(41)	91	(1)
Loss from Continuing Operations	(827)	(621)	(624)
Income (Loss) from Discontinued Operations, Net	71	(1)	6
Net Loss	$(756)	$(622)	$(618)

Basic and Diluted Loss per Share*
Loss per Share from Continuing Operations	$(6.03)	$(5.61)	$(5.73)
Income (Loss) per Share from Discontinued Operations	0.52	(0.01)	0.05
Net Loss	$(5.51)	$(5.62)	$(5.68)

Shares Used to Compute Basic and Diluted Loss per Share* (in thousands)	137,176	110,680	108,870

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For each of the three years ended December 31,

	2011	2010	2009
	(dollars in millions)
Net Loss	$(756)	$(622)	$(618)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	(16)	(78)	36
Unrealized holding gain (loss) on interest rate swaps	18	(16)	5
Other, net	16	1	5
Other Comprehensive Income (Loss), Before Income Taxes	18	(93)	46
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	18	(93)	46
Comprehensive Loss	$(738)	$(715)	$(572)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of:
(dollars in millions, except per share data)	December 31, 2011	December 31, 2010
Assets:
Current Assets:
Cash and cash equivalents	$918	$616
Restricted cash and securities	10	2
Receivables, less allowances for doubtful accounts of $18 and $17, respectively	648	259
Other	131	83
Current Assets of Discontinued Operations	—	12
Total Current Assets	1,707	972
Property, Plant and Equipment, net of accumulated depreciation of $7,678 and $7,009, respectively	8,136	5,285
Restricted Cash and Securities	51	49
Goodwill	2,541	1,427
Other Intangibles, net	358	371
Other Assets, net	395	161
Non-Current Assets of Discontinued Operations	—	90
Total Assets	$13,188	$8,355
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$747	$326
Current portion of long-term debt	65	180
Accrued payroll and employee benefits	209	84
Accrued interest	216	146
Current portion of deferred revenue	264	151
Other	157	53
Current Liabilities of Discontinued Operations	—	16
Total Current Liabilities	1,658	956
Long-Term Debt, less current portion	8,385	6,268
Deferred Revenue, less current portion	885	736
Other Liabilities	1,067	440
Non-Current Liabilities of Discontinued Operations	—	112
Total Liabilities	11,995	8,512
Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 293,333,333 shares at December 31, 2011 and 193,333,333 shares at December 31, 2010: 207,913,428 issued and outstanding at December 31, 2011 and 111,365,226 issued and outstanding at December 31, 2010*	2	17
Additional paid-in capital	13,706	11,603
Accumulated other comprehensive loss	(80)	(98)
Accumulated deficit	(12,435)	(11,679)
Total Stockholders’ Equity (Deficit)	1,193	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,188	$8,355
*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2011	2010	2009

Cash Flows from Operating Activities:
Net loss	$(756)	$(622)	$(618)
(Income) loss from discontinued operations	(71)	1	(6)
Net loss from continuing operations	(827)	(621)	(624)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	805	870	906
Non-cash compensation expense attributable to stock awards	101	67	59
Loss (gain) on extinguishments of debt, net	100	59	(14)
Change in fair value of embedded derivative	—	(10)	(14)
Accretion of debt discount and amortization of debt issuance costs	56	57	56
Accrued interest on long-term debt, net	82	6	22
Loss on impairment of wireless spectrum licenses	20	—	—
Deferred income taxes	33	(93)	2
Loss (gain) on sale of property, plant, and equipment and other assets	(2)	4	—
Other, net	5	(9)	(3)
Changes in working capital items:
Receivables	(12)	58	62
Other current assets	(1)	3	(1)
Payables	30	(33)	(20)
Deferred revenue	(3)	(9)	10
Other current liabilities	1	(10)	(95)
Net Cash Provided by Operating Activities of Continuing Operations	388	339	346
Cash Flows from Investing Activities:
Capital expenditures	(494)	(435)	(308)
Decrease (increase) in restricted cash and securities, net	(54)	3	5
Proceeds from the sale of property, plant and equipment and other assets	4	4	1
Investment in Global Crossing, net of cash acquired	146	—	—
Net Cash Used in Investing Activities of Continuing Operations	(398)	(428)	(302)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	1,878	808	543
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(1,617)	(930)	(527)
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	261	(122)	16
Discontinued Operations:
Net cash provided by operating activities	(4)	—	11
Net cash provided by (used in) investing activities	55	(1)	(5)
Net Cash Provided by (Used in) Discontinued Operations	51	(1)	6
Effect of Exchange Rates on Cash and Cash Equivalents	—	(8)	2
Net Change in Cash and Cash Equivalents	302	(220)	68
Cash and Cash Equivalents at Beginning of Year	616	836	768
Cash and Cash Equivalents at End of Year	$918	$616	$836

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$576	$523	$517
Income taxes paid, net of refunds	$7	$(1)	$5
Non-cash Investing and Financing Activities:
Long-term debt issued in exchange transaction	$300	$—	$196
Long-term debt retired in exchange transaction	$295	$—	$204
Conversion of notes into common stock	$128	$—	$—
Long-term debt issued and proceeds placed in escrow	$1,200	$—	$—
Settlement of Global Crossing debt with escrowed securities	$1,254	$—	$—

 See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	Shares*	$			Accumulated Deficit	Total
	(dollars in millions, except share data)
Balance at January 1, 2009	107,841,017	$16	$11,495	$(51)	$(10,439)	$1,021
Common stock:
Common stock issued under employee stock benefit plans and other	1,807,240	—	15	—	—	15
Stock-based compensation expense	—	—	30	—	—	30
Other	(40,506)	—	(3)	—	—	(3)
Net Loss	—	—	—	—	(618)	(618)
Other Comprehensive Income	—	—	—	46	—	46
Balance at December 31, 2009	109,607,751	16	11,537	(5)	(11,057)	491
Common stock:
Common stock issued under employee stock benefit plans and other	1,757,475	1	21	—	—	22
Stock-based compensation expense	—	—	29	—	—	29
Reclassification of Derivative Liability	—	—	16	—	—	16
Net Loss	—	—	—	—	(622)	(622)
Other Comprehensive Loss	—	—	—	(93)	—	(93)
Balance at December 31, 2010	111,365,226	17	11,603	(98)	(11,679)	(157)
Common stock:
Common stock issued under employee stock benefit plans and other	3,273,038	—	52	—	—	52
Stock-based compensation expense	—	—	32	—	—	32
Global Crossing acquisition equity consideration	88,535,830	13	1,868	—	—	1,881
Reverse stock split	—	(29)	29	—	—	—
Conversion of debt to equity	4,739,334	1	122	—	—	123
Net Loss	—	—	—	—	(756)	(756)
Other Comprehensive Income	—	—	—	18	—	18
Balance at December 31, 2011	207,913,428	$2	$13,706	$(80)	$(12,435)	$1,193

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements

SUPPLEMENTARY STOCKHOLDERS' EQUITY INFORMATION
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For each of the three years ended December 31,

	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Investment and Interest Rate Swap	Other	Total
	(dollars in millions)
Balance at January 1, 2009	$97	$(97)	$(51)	$(51)
Change	36	5	5	46
Balance at December 31, 2009	133	(92)	(46)	(5)
Change	(78)	(16)	1	(93)
Balance at December 31, 2010	55	(108)	(45)	(98)
Change	(16)	18	16	18
Balance at December 31, 2011	$39	$(90)	$(29)	$(80)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies
Description of Business
Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company created its communications network by constructing its own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Level 3's network is an international, facilities based communications network. The Company designed its network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
The Company also was engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming. The Company completed the sale of its coal mining business on November 14, 2011. See Note 4 - Dispositions.

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing Limited ("Global Crossing"), and became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). See Note 2 - Events Associated with the Amalgamation of Global Crossing.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries in which it has a controlling interest. Prior to the disposition of the coal mining business during the fourth quarter of 2011, the Company's fifty-percent-owned mining joint ventures were consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders. Proportional adjustments were made to the Company's outstanding convertible debt, warrants, equity awards and to its equity compensation plans to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as stockholders who would otherwise hold a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.
Foreign Currency Translation
Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America other than those in Brazil. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit) and in the consolidated statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have either the British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar during 2011, 2010 and 2009. As a result of the Global Crossing Amalgamation during the fourth quarter of 2011, the Company also is exposed to fluctuations in the Brazilian Real. The Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive loss in stockholders' equity

(deficit) and in the consolidated statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses), including where its investments in its foreign subsidiaries are not considered to be long-term in nature, are included within other income (expense) on the consolidated statement of operations.
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
Intercarrier compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the FCC.
For certain sale and long-term indefeasible right of use, or IRU, contracts involving private line, wavelengths and dark fiber services, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.
Termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue also is recognized when customers are required to make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.
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
Coal Mining
Prior to the sale of its coal mining business in November 2011, the Company sold coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal established the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts was generally recognized when coal was shipped to the customer.
USF and Gross Receipts Taxes
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $107 million, $77 million and $62 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $15 million, $8 million and $7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Stock-Based Compensation
The Company recognizes the estimated fair value of stock based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2011, 2010 and 2009 discretionary bonus in stock awards that were vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award.

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
Cash and Cash Equivalents
The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the U.S., Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2011 and 2010, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
Restricted Cash and Securities
Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit, long-term debt and certain performance and operating obligations of the Company. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. The cost and fair value of restricted cash and securities totaled $61 million at December 31, 2011 and $51 million at December 31, 2010.
Derivative Financial Instruments
All derivative instruments, including derivatives embedded in other financial instruments, are measured at fair value and recognized as either assets or liabilities on the Company's consolidated balance sheets. The Company's derivative instruments are valued primarily using models based on readily observable market parameters for all substantial terms of the Company's derivative contracts and thus are classified as Level 2 of the GAAP fair value hierarchy. See Note 10 - Fair Value of Financial Instruments. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
For derivative instruments designated as cash flow hedges, the effective portion of the derivative's gain (loss) is initially reported as a component of accumulated other comprehensive income (loss) ("AOCI") and is subsequently recognized in earnings in the period the hedged transaction affects earnings. Gains (losses) resulting from hedge ineffectiveness and those resulting from changes in fair values on derivatives not designated as hedging instruments are recognized in other income (expense) in the consolidated statements of operations. See Note 11 - Derivative Financial Instruments.
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances and an analysis of its historical experience of bad debt write-offs. The Company reviews its allowance for doubtful accounts quarterly. Past-due balances over 60 days and over a specified amount are reviewed individually for collectability. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. All of the Company's allowance for doubtful accounts relates to its communications business. The Company recognized bad debt expense, net of recoveries, of approximately $6 million in 2011, $16 million in 2010 and $14 million in 2009.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on the straight-line method based on the following useful lives:

Facility and Leasehold Improvements	10	-	40	years
Network Infrastructure (including fiber and conduit)	25	-	50	years
Operating Equipment	4	-	15	years
Furniture, Fixtures, Office Equipment and Other	2	-	7	years
In connection with the acquisition of Global Crossing, the Company evaluated the estimated useful lives of its fixed assets and determined that the period it expected to use conduit, fiber, and certain transmission equipment was longer than the remaining originally estimated useful lives. The Company revised its estimated useful lives of conduit from its historical estimate of 25 years to a revised estimate of 50 years; of fiber from its historical estimate of 12 years to a revised estimate of 25 years; and of certain transmission equipment from its historical estimate of 7 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011 under the accounting standard related to changes in accounting estimates. The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following decrease for the year ended December 31, 2011 (in millions, except per share amounts):

Net Loss	$74
Basic and Diluted Net Loss per Share	$0.54

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
Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $87 million, $68 million and $57 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company performs periodic internal reviews to determine depreciable lives of its property, plant and equipment based on input from global network services personnel, actual usage and the physical condition of the Company's property, plant and equipment.

Asset Retirement Obligations
The Company recognizes a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within selling, general and administrative expenses and within income (loss) from discontinued operations for reclamation associated with the coal mining business on the Company's consolidated statements of operations. Changes in the liability due to revisions to future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.
Goodwill and Acquired Indefinite-Lived Intangible Assets
Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the end of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the Company considers the fair value of each reporting unit relative to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 15 - Segment Information. In accordance with recently issued guidance, in 2011 the Company performed an assessment of qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step goodwill impairment evaluation. The Company performed its assessment of qualitative factors and determined that it is not likely that the carrying value exceeded the fair value of goodwill as of December 31, 2011. During 2010 and 2009, the Company also considered the use of multiple valuation techniques in accordance with GAAP Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and had consistently applied a market approach as part of its impairment assessment process. Under the market approach, the Company estimated the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, added an estimated control premium, and then assigned that fair market value to the reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill was not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then a second step was performed and the implied fair value of the reporting unit's goodwill was determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeded its implied fair value, then an impairment loss equal to the difference was recorded.
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
The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analysis at the end of 2011, 2010 and 2009 and concluded that its goodwill was not impaired in any of those periods. The Company conducted its indefinite-lived acquisition-related intangible asset impairment analysis at the end of 2010 and 2009, and concluded that there was no impairment. During 2011, the Company determined that the carrying value of certain wireless spectrum licenses that it acquired in a prior acquisition was impaired and the Company recognized a $20 million charge in the fourth quarter that was recognized in Other Expense. The Company concluded that its remaining indefinite-lived intangible assets were not impaired as of December 31, 2011.

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
The Company conducted a long-lived asset impairment analysis in 2011, 2010 and 2009 and concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, restricted cash and securities and derivatives. The Company maintains its cash equivalents, restricted cash and securities and derivatives with various financial institutions. These financial institutions are primarily located in the United States, Europe and Latin America and the Company's policy is to limit exposure with any one institution. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company also has established guidelines relative to financial instrument credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company's investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in the Company's business. The Company has not experienced any material losses on financial instruments held at financial institutions. The Company utilizes interest rate swap contracts to protect against the effects of interest rate fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe, and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Level 3's customer base and their dispersion across many different industries and geographical regions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers, although letters of credit and deposits are required in certain limited circumstances. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material adverse effect on the Company's results of operations. Fair values of accounts receivable approximate cost due to the short period of time to collection.
A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 24%, 27% and 28% of Level 3's communications revenue for the years ended December 31, 2011, 2010 and 2009, respectively.
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

(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing, and became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction. As a result of the Amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011), including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent (the “Amalgamation Consideration”) and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the outstanding vested options to purchase Global Crossing common shares were modified into vested options to purchase Level 3's common stock and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for 16 shares of the Company's common stock.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional Tranche (the "Tranche B II Term Loan."). The aggregate net proceeds of Level 3 Financing’s Tranche B II Term Loan issued in October 2011 were used to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes. In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011(see Note 12 — Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing (the “Notes Assumption”), and the funds were released from the escrow account. The net proceeds from the 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

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

Based on (i) the number of Level 3 shares issued (88.53 million as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), (ii) the closing stock price of Level 3 common stock as of October 3, 2011 ($21.15 as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), and (iii) the debt of Global Crossing refinanced ($1.36 billion), the Company estimates that the aggregate consideration for acquisition accounting, including assumed debt, approximated $3.40 billion. The restricted stock units covering Global Crossing common shares settled for Level 3 shares of common stock were reduced in settlement of employee income and payroll tax withholding obligations and the corresponding amounts of approximately $81 million were paid in cash. The premium paid by Level 3 in this transaction is attributable to strategic benefits, including a significantly expanded IP/optical network with global reach including South America, Asia and the Pacific, improved credit profile and reduced financial leverage attributed to enhanced financial and operation scale, and opportunity for investment and network expansion. The combined business will have a comprehensive portfolio of voice, video, and data services, which will operate on a unique global services platform anchored by subsea and terrestrial fiber optic networks in North America, Europe, and Latin America. The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The combined results of operations of Level 3 and Global Crossing are included in the Company's consolidated results of operations beginning in October 2011. Included in the combined financial results is $654 million in revenue attributable to Global Crossing since the completion of the Amalgamation. The assets acquired and liabilities assumed of Global Crossing will be recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, will require extensive analysis and is expected to be completed no later than October 4, 2012. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and determination of the purchase price allocation may be significantly different from the preliminary allocation reflected below.

Initial Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents, and Restricted Cash	$226
Property, Plant, and Equipment	3,098
Goodwill	1,110
Identifiable Intangibles	106
Other Assets	655
Total Assets	5,195

Liabilities:
Long-term Debt	(1,554)
Other Liabilities	(1,679)
Total Liabilities	(3,233)
Total Estimated Consideration	$1,962

Level 3 entered into certain transactions with Global Crossing prior to completing the Amalgamation, whereby Level 3 received cash for communications services to be provided in the future, which it accounted for as deferred revenue.  As a result of the Amalgamation, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Amalgamation by $77 million, the amount of the unamortized deferred revenue as of the acquisition date.

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of the earliest period presented below (dollars in millions, except per share data).

	2011	2010
Total Revenue	$6,335	$6,111
Net Loss	(727)	(825)
Net Loss per share	$(3.56)	$(4.14)

These results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, decreases in interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Amalgamation been completed on January 1, 2010, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense in the Company's consolidated statements of operations. Level 3 incurred total acquisition related transaction costs of approximately $49 million through December 31, 2011. Level 3 incurred total acquisition related integration costs of approximately $32 million through December 31, 2011. In addition, Level 3 expects to incur additional integration related costs in 2012.

In connection with this transaction, Level 3 signed a voting agreement and stockholder rights agreement with a subsidiary of Singapore Technologies Telemedia Pte Ltd., STT Crossing Ltd. (“STT Crossing ”), the company that owned the majority of Global Crossing's voting stock prior to the Amalgamation, whereby STT Crossing voted in favor of the transaction and was granted the right to designate three members to the Level 3 Board of Directors.

Level 3 also adopted a Stockholder Rights Plan to protect its U.S. federal net operating losses from certain Internal Revenue Code Section 382 limitations.  This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical federal net operating losses in the future.

(3) Loss Per Share
The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2011, 2010 and 2009 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.
Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split (see Note 1 - Organization and Summary of Significant Accounting Policies). All per share and share data is presented herein on a split adjusted basis. The effect of approximately 39 million, 52 million, and 45 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2011, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 4 million, 3 million, and 3 million outperform stock options, restricted stock units and warrants outstanding at December 31, 2011, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million that is included in the consolidated statements of operations within "Income from Discontinued Operations". Results for 2011, exclusive of the gain on the transaction, are not significant. The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

The following amounts related to the operations of the coal business and were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2010	2009
Revenue	$60	$67

Cost of Revenue	56	66
Selling, General, and Administrative Costs	—	1
Depreciation and Amortization	6	9
Total Operating Expenses	62	76

Operating Loss	(2)	(9)

Other Income	1	15
Income (Loss) From Discontinued Operations	$(1)	$6

(5) Property, Plant and Equipment
The components of the Company's property, plant and equipment as of December 31, 2011 and 2010 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2011
Land	$195	$—	$195
Land Improvements	73	(40)	33
Facility and Leasehold Improvements	2,089	(980)	1,109
Network Infrastructure	7,931	(2,814)	5,117
Operating Equipment	5,253	(3,684)	1,569
Furniture, Fixtures and Office Equipment	167	(139)	28
Other	22	(21)	1
Construction-in-Progress	84	—	84
	$15,814	$(7,678)	$8,136
December 31, 2010
Land	$160	$—	$160
Land Improvements	73	(42)	31
Facility and Leasehold Improvements	1,898	(887)	1,011
Network Infrastructure	5,630	(2,544)	3,086
Operating Equipment	4,322	(3,381)	941
Furniture, Fixtures and Office Equipment	145	(133)	12
Other	22	(22)	—
Construction-in-Progress	44	—	44
	$12,294	$(7,009)	$5,285

Land primarily represents owned assets of the communications business, including land improvements. Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress. As noted in Note 1 - Organization and Summary of Significant Accounting Policies, the Company changed its lives associated with certain fixed assets which resulted in a $74 million reduction in depreciation expense during 2011.
Depreciation expense was $706 million in 2011, $775 million in 2010 and $814 million in 2009.
(6) Asset Retirement Obligations
The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities. The Company recognizes its estimate of the fair value of its asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset.
In 2011, the asset retirement obligations for certain leased facilities were primarily increased by liabilities assumed in the Global Crossing acquisition. In 2010, the asset retirement obligations for certain leased facilities were increased by an insignificant amount due to revised estimates of future obligations.
The following table provides asset retirement obligation activity for the years ended December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Asset retirement obligation at January 1	$74	$64
Accretion expense	9	8
Liabilities assumed in Global Crossing acquisition	41	—
Liabilities settled	(2)	(5)
Revision in estimated cash flows	—	7
Effect of foreign currency rate change	$(1)	$—
Asset retirement obligation at December 31	$121	$74

The balance as of January 1, 2010, activity for the year ended December 31, 2010, and balance as of December 31, 2010 have been restated to exclude the reclamation liability of the discontinued operations of the coal mining business. At December 31, 2010, the excluded reclamation liability of the discontinued operations of the coal mining business was $105 million.

(7) Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 are as follows (dollars in millions):

	Level 3 Segment	Global Crossing Segment	Total
Balance as of January 1, 2010	$1,429	$—	$1,429
Accumulated Impairment Losses	—	—	—
Effect of foreign currency rate change	(2)	—	(2)
Balance as of December 31, 2010	1,427	—	1,427
Goodwill acquired in Global Crossing acquisition	—	1,110	1,110
Accumulated Impairment Losses	—	—	—
Effect of foreign currency rate change	—	4	4
Balance as of December 31, 2011	$1,427	$1,114	$2,541

The Company conducted its annual goodwill impairment analysis at December 31, 2011 and 2010. As a result of the Company's annual assessment, Level 3 concluded that its goodwill was not impaired in 2011 or 2010.

(8) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of December 31, 2011 and December 31, 2010 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(571)	$205
Trademarks	55	(3)	52
Patents and Developed Technology	158	(89)	69
	989	(663)	326
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(663)	$358
December 31, 2010
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$743	$(488)	$255
Patents and Developed Technology	140	(76)	64
	883	(564)	319
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
Wireless Licenses	20	—	20
	$935	$(564)	$371

During the fourth quarter of 2011, the Company conducted its long-lived asset impairment analysis and determined that the carrying value of certain wireless spectrum licenses acquired in a prior acquisition was impaired and recognized a $20 million charge in Other Expense.

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

Acquired finite-lived intangible asset amortization expense was $99 million in 2011, $95 million in 2010, and $92 million in 2009.
At December 31, 2011, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.5 years for customer contracts and relationships, 3.6 years for patents and developed technology and 3.8 years for trademarks.

As of December 31, 2011, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2012	$91
2013	73
2014	61
2015	45
2016	28
Thereafter	28
$326

(9) Restructuring Charges
Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate various workforce reductions resulting in involuntary employee terminations. The Company also has initiated multiple workforce reductions resulting from the integration of previously acquired companies. Restructuring charges totaled $11 million, $2 million and $9 million in 2011, 2010 and 2009, respectively.
During 2011, as part of the Global Crossing Amalgamation, the Company initiated workforce reductions primarily at the executive level. As a result, the Company incurred a restructuring charge of $10 million.
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
As of December 31, 2011, the Company has $5 million of assumed termination benefit liabilities associated with the Global Crossing Amalgamation accounted for as part of the purchase price.
The Company also has accrued contract termination costs of $43 million (including $18 million of costs associated with the Global Crossing Amalgamation) and $30 million as of December 31, 2011 and December 31, 2010, respectively, for facility lease costs, that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2025. The Company recognized a benefit of approximately $3 million and $5 million in 2011 and 2010, respectively, and incurred charges of $1 million in 2009 as the Company ceased using additional facilities as a result of lease modifications. The Company records charges for contract termination costs within selling, general and administrative expenses in the consolidated statements of operations. The additional contract termination costs associated with the Global Crossing Amalgamation were recorded at their acquisition date fair value.
(10)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of December 31, 2011 and 2010. The Company also had embedded derivative contracts included in its financial position as of December 31, 2009. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable and capital leases and other liabilities approximated their fair values at

December 31, 2011 and 2010. The interest rate swaps and embedded derivative contracts are recorded in the consolidated balance sheets at fair value. See Note 11 - Derivative Financial Instruments. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts, premiums and debt discounts and was $8.5 billion and $6.4 billion as of December 31, 2011 and 2010, respectively.

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

The table below presents the fair values for each class of Level 3’s liabilities measured on a recurring basis as well as the input levels used to determine these fair values as of December 31, 2011 and 2010:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$90	$108	$—	$—	$90	$108
Embedded Derivatives in Convertible Debt (included in other non-current liabilities)	—	—	—	—	—	—
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$90	$108	$—	$—	$90	$108
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Senior Notes	$4,716	$2,885	$4,822	$2,789	$—	$—
Convertible Notes	939	1,788	247	697	834	1,189
Term Loans	2,567	1,679	2,518	1,632	—	—
Commercial Mortgage	65	67	—	—	73	79
Capital Leases and Other	163	29	—	—	163	29
Total Long-term Debt, including the current portion:	$8,450	$6,448	$7,587	$5,118	$1,070	$1,297

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $4.8 billion and $2.8 billion at December 31, 2011 and 2010, respectively, based on market prices. The fair value of each instrument was based on the December 31, 2011 and 2010 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 2.25% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2019) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

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

Convertible Notes

The estimated fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximated $247 million at December 31, 2011.  The estimated fair value of the Company’s actively traded Convertible Notes was $697 million at December 31, 2010, including the notes above as well as the 5.25% Convertible Senior Notes due 2011 and the 3.5% Convertible Senior Notes due 2012, which were redeemed in the first and fourth quarters, respectively, of 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of December 31, 2011 and December 31, 2010 provided by large financial institutions that trade in the Company’s securities. The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $834 million at December 31, 2011.  A portion of the Company’s 15% Convertible Senior Notes due 2013 were converted to equity during the third quarter of 2011, as discussed in Note 12 - Long-Term Debt. At December 31, 2010, the estimated fair value of the Company’s Convertible Notes that are not actively traded included the above notes and the 9% Convertible Senior Discount Notes due 2013, which were redeemed in the first quarter of 2011, was $1.2 billion.  To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate.

The Convertible Notes are unsecured obligations of Level 3 Communications, Inc.  No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Term Loans

The fair value of the Term Loans was approximately $2.5 billion and $1.6 billion at December 31, 2011 and 2010, respectively.  The fair value of each loan is based on the December 31, 2011 and 2010 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, corporate and loan credit ratings, maturity date (March 2014 and September 2018) and liquidity, among other loan characteristics and relative value across other instruments of similar terms. The interest spread, for the $1.4 billion Tranche A Term Loan is LIBOR plus 2.25% (aggregate principal value), LIBOR plus 4.25% with a LIBOR floor of 1.5% for the Tranche B II and Tranche B III Term Loans, and LIBOR plus 8.5% for the $280 million Tranche B Term Loan (aggregate principal value) with a LIBOR floor of 3.0%, which was pre-paid on November 10, 2011. See Note 12 - Long-Term Debt for details.

The Term Loans are secured by a pledge of the equity interests in certain domestic subsidiaries of Level 3 Financing, Inc. and 65% of the equity interest in Level 3 Financing, Inc.’s Canadian subsidiary, Level 3 GC Limited, and liens on the assets of Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc.  In addition, Level 3 Communications, Inc. and certain domestic subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Term Loans.

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $73 million and $79 million at December 31, 2011 and 2010, respectively, as compared to the carrying amounts of $65 million and $67 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(11) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 12 - Long-Term Debt). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

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

The Company did not have a remaining liability associated with its equity conversion rights as of December 31, 2011 and the fair value of the embedded derivative liability at December 31, 2010 was not significant. Changes in these derivatives resulted in the Company recognizing no gain, a $10 million gain and a $14 million gain for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of December 31, 2011 and 2010, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

Liability Derivatives
	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$90	Other noncurrent liabilities	$108

Liability Derivatives
	December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded equity conversion rights	Other noncurrent liabilities	$—	Other noncurrent liabilities	$—

 The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (dollars in millions):

	December 31,
Derivatives designated as hedging instruments	2011	2010
Cash flow hedging contracts	$18	$(16)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

		Year Ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2011	2010
Cash flow hedging contracts	Interest Expense	$46	$46

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings.  Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014.  The Company estimates that $46 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of December 31, 2011) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (dollars in millions):

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income/Loss on Derivative
		2011	2010	2009
Embedded equity conversion rights	Other Income (Expense)—Other, net	$—	$10	$14

(12) Long-Term Debt

As of December 31, 2011 and December 31, 2010, long-term debt was as follows:

(dollars in millions)	December 31, 2011	December 31, 2010
Senior Secured Term Loan*	$2,600	$1,680
Senior Notes due 2014 (9.25%)	807	1,250
Floating Rate Senior Notes due 2015 (4.202% as of December 31, 2011 and 4.344% as of December 31, 2010)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	—
Senior Notes due 2019 (9.375%)	500	—
Senior Notes due 2019 (8.125%)	1,200	—
Convertible Senior Notes due 2011 (5.25%)	—	196
Convertible Senior Notes due 2012 (3.5%)	—	294
Convertible Senior Notes due 2013 (15.0%)	272	400
Convertible Senior Discount Notes due 2013 (9.0%)	—	295
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	65	67
Capital Leases	131	29
Other	32	—
Total Debt Obligations	8,528	6,527
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan due 2014	(33)	(1)
Premium on Senior Notes due 2014 (9.25%)	3	7
Discount on Senior Notes due 2018 (10.0%)	(11)	(12)
Discount on Senior Notes due 2019 (11.875%)	(10)	—
Discount on Senior Notes due 2019 (9.375%)	(9)	—
Discount on Senior Notes due 2019 (8.125%)	(9)	—
Discount on Convertible Senior Notes due 2011 (5.25%)	—	(20)
Discount on Convertible Senior Notes due 2012 (3.5%)	—	(29)
Discount on Convertible Senior Notes due 2015 (7.0%)	(2)	(3)
Discount due to embedded derivative contracts	(7)	(21)
Total Unamortized (Discount) Premium	(78)	(79)
Carrying Value of Debt	8,450	6,448
Less current portion	(65)	(180)
Long-term Debt, less current portion	$8,385	$6,268

* The interest rate after the effect of the interest rate swap was 2.65% and 2.54% for the $1 billion and $400 million tranches of the term loan as of December 31, 2011 and December 31, 2010, respectively. The $280 million Tranche B Term Loan was prepaid in November 2011 and had an interest rate of 11.5% as of December 31, 2010. The $650 million Tranche B II Term Loan due 2018 and $550 million Tranche B III Term Loan due 2018 that were issued in the fourth quarter of 2011 had an interest rate of 5.75% as of December 31, 2011.

The major debt obligations of Global Crossing that were outstanding at the time of the Amalgamation were paid during the fourth quarter of 2011. As of December 31, 2011, $32 million of other debt acquired was outstanding, and the average interest rate on the other debt was 9.41%.

2011 Debt Issuance and Related Redemptions

During the fourth quarter of 2011, in connection with the closing of the Amalgamation (See Note 2 - Events Associated with the Amalgamation of Global Crossing), Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche. The Company borrowed the Tranche B II Term Loan from investors at a price of 99% of its principal amount. The net discount of approximately $7 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Tranche B II Term Loan using the effective interest method. The Tranche B II Term Loan accrues interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The Tranche B II Term Loan will mature on September 1, 2018. The net proceeds from the Tranche B II Term Loan were used to refinance certain existing indebtedness of Global Crossing and for general corporate purposes.

Additionally, during the fourth quarter of 2011, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $550 million of borrowings through an additional tranche. The Company borrowed the Tranche B III Term Loan from investors at a price of 95% of its principal amount. The net discount of approximately $28 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Tranche B III Term Loan using the effective interest method. The Tranche B III Term Loan will accrue interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The Tranche B III Term Loan will mature on September 1, 2018. The net proceeds from the Tranche B III Term Loan were used along with cash on hand to refinance the $280 million Tranche B Term Loan that was outstanding under the existing senior secured credit facility and the $274 million aggregate principal amount of Level 3 Communications, Inc.'s 3.5% Convertible Senior Notes due 2012. Debt issuance costs of approximately $14 million and $8 million for the Tranche B II and Tranche B III Term Loans, respectively, were capitalized and are being amortized over the term of these Term Loans using the effective interest rate method.

During the second quarter of 2011, Level 3 Escrow, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 (the “8.125% Senior Notes”) at a price of 99.264% of their principal amount. The debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes.

Additionally, during the third quarter of 2011, Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 under the same indenture as the 8.125% Senior Notes, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. The debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the $1.2 billion of 8.125% Senior Notes on or before April 10, 2012, the initial term of these notes was deemed to be through April 2012. When the contingency was resolved in connection with the Amalgamation, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and remained in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the Amalgamation and the assumption of the 8.125% Senior Notes by Level 3 Financing, Inc. (the “Notes Assumption”).  In conjunction with the completion of the Amalgamation on October 4, 2011 (see Note 2 - Events Associated with the Amalgamation of Global Crossing), the escrow conditions were satisfied. Debt issuance costs of approximately $32 million were capitalized and are being amortized over the term of the 8.125% Senior Notes using the effective interest rate method.

During the first quarter of 2011, the Company’s wholly owned subsidiary, Level 3 Financing, Inc. issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 (the “9.375% Senior Notes”) at a price of 98.001% of their principal amount. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing, Inc.’s outstanding 9.25% Senior Notes due 2014 during the second quarter of 2011. The debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes using the effective interest rate method.

Additionally, during the first quarter of 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 (“11.875% Senior Notes”). The Company issued a portion of its 11.875% Senior Notes to investors at a price of 98.173% of their principal amount. The net proceeds from the issuance of the 11.875% Senior Notes, which included an $11 million debt issuance discount, were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011.  The net discount of approximately $11 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method. Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes using the effective interest rate method.

2011 Debt Redemptions, Exchanges, and Conversions

In the fourth quarter of 2011, the Company redeemed the remaining aggregate principal amount of its 3.5% Convertible Senior Notes due 2012 and prepaid the $280 million Tranche B Term Loan under the existing secured credit agreement. The Company recognized a loss on extinguishment of $12 million and $15 million associated with the redemption and prepayment of the 3.5% Senior Convertible Notes due 2012 and the Tranche B Term Loan, respectively.

In the third quarter of 2011, the Company repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012 at a price of 98.875% of the principal amount. The Company recognized a loss on extinguishment of less than $1 million.

Additionally, in the third quarter of 2011, certain holders converted approximately $128 million of the Company's 15% Convertible Senior Notes due in 2013 to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3's common stock on a split adjusted basis, representing the approximately 37 shares per $1,000 note into which the notes were then convertible. The Company also paid an aggregate of approximately $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which was recognized as a loss on inducement and included in the loss on extinguishment of debt. Following the partial conversion of the 15% Convertible Senior Notes, approximately $272 million principal amount of the 15% Convertible Senior Notes due in 2013 remain outstanding. The 15% Convertible Senior Notes due in 2013 are not callable prior to maturity in January 2013.

In the second quarter of 2011, in connection with the issuance of the 9.375% Senior Notes due 2019, together with cash on hand, the Company redeemed approximately $443 million aggregate principal amount of its 9.25% Senior Notes due 2014 at a price of 104.625% of the principal amount.  The Company recognized a loss on extinguishment for the portion of the aggregate principal amount of its 9.25% Senior Notes due 2014 retired of approximately $23 million.

In the first quarter of 2011, in connection with the issuance of the 11.875% Senior Notes due 2019, the Company redeemed the outstanding $196 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011 at a price of 100.75% of the principal amount and exchanged the outstanding $295 million aggregate principal amount of 9% Convertible Senior Discount Notes due 2013. The Company recognized a loss of $20 million as a result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013.

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

During the first quarter of 2010, Level 3 Financing, Inc. issued $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “10% Senior Notes”) in a private offering. The net proceeds from the issuance of the 10% Senior Notes were $613 million after deducting a $13 million discount and approximately $14 million of debt issuance costs. The net proceeds were used to fund Level 3 Financing, Inc.’s purchase of its 12.25% Senior Notes due 2013 (the “12.25% Senior Notes”) in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 17—Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

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
Senior Secured Term Loans due 2014 and 2018
On March 13, 2007, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan to Level 3 Financing, Inc.. The $1.4 billion senior secured term loan has an interest rate of LIBOR plus an applicable margin of 2.25% per annum. In addition, during the second quarter of 2009, Level 3 Financing, Inc. amended and restated its existing senior secured Credit Agreement to increase the borrowings through the creation of a $280 million Tranche B Term Loan with a current interest rate of LIBOR plus 8.5% per annum, with LIBOR set at a minimum of 3.00%. The senior secured term loan ("Senior Secured Term Loan due 2014") matures on March 13, 2014, with the exception of Tranches B II and B III Term Loans as described below.
The borrower has the option of electing one, two, three or six month LIBOR at the end of each interest period and may elect different options with respect to different portions of the Senior Secured Term Loan due 2014. Interest is payable in cash at the end of each LIBOR period elected in arrears, beginning July 13, 2007, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months. The interest rate on $1 billion of the Senior Secured Term Loan due 2014 resets quarterly and was 2.65% and 2.54% as of December 31, 2011 and 2010, respectively. The interest rate on $400 million resets quarterly and was 2.65% and 2.54% as of December 31, 2011 and 2010, respectively. The interest rate on the remaining $280 million of the Senior Secured Term Loan due 2014 issued in the second quarter of 2009 and prepaid in November 2011 was 11.5% as of December 31, 2010.
Level 3 Financing, Inc.'s obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company and certain of the Company's material domestic subsidiaries that are engaged in the telecommunications business.
The Senior Secured Term Loan due 2014 includes certain negative covenants which restrict the ability of the Company, Level 3 Financing, Inc. and any restricted subsidiary to engage in certain activities. The Senior Secured Term Loan due 2014 also contains certain events of default. It does not require the Company or Level 3 Financing, Inc. to maintain specific financial ratios or other financial metrics.

The Company used a portion of the original net proceeds after transaction costs to repay Level 3 Financing, Inc.'s $730 million Senior Secured Term Loan due 2011 under that certain credit agreement dated June 27, 2006. In addition, the Company used a portion of the net proceeds to fund the purchase of certain of its existing debt securities.
Debt issuance costs for the $1.4 billion tranche senior secured term loan of $22 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2011.
On October 4, 2011, in connection with the closing of the Amalgamation (See Note 2 - Events Associated with the Amalgamation of Global Crossing), Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional Tranche. The Company borrowed the Tranche B II Term Loan from investors at a price of 99% of its principal amount. The net discount of approximately $7 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Tranche B II Term Loan using the effective interest method. The Tranche B II Term Loan accrues interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. Tranche B II Term Loan will mature on September 1, 2018. The net proceeds from the Tranche B II Term Loan were used to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

Additionally, on November 10, 2011, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $550 million of borrowings through an additional Tranche. The Company borrowed the Tranche B III Term Loan from investors at a price of 95% of its principal amount. The net discount of approximately $28 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Tranche B III Term Loan using the effective interest method. The Tranche B III Term Loan will accrue interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The Tranche B III Term Loan will mature on September 1, 2018. The net proceeds from the Tranche B III Term Loan were used along with cash on hand to prepay the $280 million Tranche B Term Loan that was outstanding under the existing senior secured credit facility and the $274 million aggregate principal amount of Level 3 Communications, Inc.'s 3.5% Convertible Senior Notes due 2012. Debt issuance costs of approximately $14 million and $8 million for the Tranche B II and Tranche B III Term Loans, respectively, were capitalized and are being amortized over the term of the Term Loans using the effective interest rate method. Capitalized debt issuance costs for the Tranche B II and Tranche B III Term Loans remained at$14 million and $8 million at December 31, 2011, respectively.

As of December 31, 2011, the discounts remaining on the Tranche B II and Tranche B III Term Loans, were $6 million and $27 million, respectively.
Level 3 Financing, Inc.'s obligations under the Tranche B II and Tranche B III Term Loans are, subject to certain exceptions, secured by certain of the assets of (i) the Company and (ii) certain of the Company's material domestic subsidiaries which are engaged in the communications business. The Company and certain of its subsidiaries have also guaranteed the obligations of Level 3 Financing, Inc. under the Tranche B II and III Term Loans.
No changes were implemented to any of the restrictive covenants or events of default contained in the existing senior secured credit facility.
9.25% Senior Notes due 2014
On October 30, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $588 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 ("9.25% Senior Notes due 2014") (see Note 17 - Condensed Consolidating Financial Information). On December 13, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $661 million of net proceeds after transaction costs and accrued interest, for a second offering of $650 million aggregate principal amount of 9.25% Senior Notes due 2014. These notes together with the $600 million aggregate principal amount of 9.25% Senior Notes due 2014 issued on October 30, 2006 were issued under the same indenture and are treated as a single series of notes. The Company received total net proceeds of $1.239 billion (excluding prepaid interest). The Notes were subsequently registered through a public exchange offer.
The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, Inc. ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing, Inc. These notes are guaranteed by Level 3 Communications, Inc. The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million was reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method. In the second quarter of 2011, the Company redeemed approximately $443 million aggregate principal amount of the 9.25% Senior Notes due 2014 at a price of 104.625% of the principal amount.  The Company recognized a loss on extinguishment of the portion of the aggregate principal amount of the 9.25% Senior Notes due 2014 retired of approximately $23 million. As of December 31, 2011, the premium remaining was $3 million.
The 9.25% Senior Notes due 2014 are subject to redemption at the option of Level 3 Financing, Inc. in whole or in part, at any time or from time to time, on or after November 1, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning November 1, of the years indicated below:

Year	Redemption Price
2011	102.213%
2012	100.000%
The 9.25% Senior Notes due 2014 contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.
Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% Senior Notes due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2011.
Floating Rate Senior Notes Due 2015 and 8.75% Senior Notes due 2017
On February 14, 2007, Level 3 Financing, Inc. received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The Notes were subsequently registered through a public exchange offer. The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, Inc. ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing, Inc. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes (See Note 17 - Condensed Consolidating Financial Information). Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 4.202% at December 31, 2011. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

At any time prior to February 15, 2012, Level 3 Financing, Inc. may redeem all or a part of the 8.75% Senior Notes upon not less than 30 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount of the 8.75% Senior Notes so redeemed plus the 8.75% Applicable Premium as of, and accrued and unpaid interest thereon (if any) to, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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
The 8.75% Senior Notes are subject to redemption at the option of Level 3 Financing, Inc. in whole or in part, at any time or from time to time, on or after February 15, 2012 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 15, of the years indicated below:

Year	Redemption Price
2012	104.375%
2013	102.917%
2014	101.458%
2015	100.000%
The Floating Rate Senior Notes are subject to redemption at the option of Level 3 Financing, Inc. in whole or in part, at any time or from time to time, on or after February 15, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 15, of the years indicated below:

Year	Redemption Price
2011	100.0%
The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.
Debt issuance costs of approximately $16 million were capitalized and are being amortized over the term of the 8.75% Senior Notes due 2017. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2011.
Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015. As a result of amortization, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2011.
10% Senior Notes due 2018
On January 20, 2010, Level 3 Financing, Inc. received $613 million proceeds, after deducting a $13 million discount and approximately $14 million of debt issuance costs, from a private offering of $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the "10% Senior Notes"). The net proceeds were used to fund Level 3 Financing, Inc.'s purchase of its 12.25% Senior Notes due 2013 (the "12.25% Senior Notes") in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are guaranteed by

Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 17 - Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010. As of December 31, 2011, the discount remaining was $11 million.
As a result of amortization, the capitalized debt issuance costs have been reduced to $12 million at December 31, 2011.
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
11.875% Senior Notes due 2019
In January 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 (the "11.875% Senior Notes"). The Company issued a portion of its 11.875% Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. The net proceeds from the issuance of the 11.875% Senior Notes, which included an $11 million debt issuance discount, were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011.  The net discount of approximately $11 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method.  The 11.875% Senior Notes will mature on February 1, 2019 and are not guaranteed by the Company’s subsidiaries. Interest on the notes accrues at 11.875% per year and is payable on April 1 and October 1 of each year, beginning April 1, 2011. Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes using the effective interest rate method.
As of December 31, 2011, the discount remaining was $10 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2011.

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
9.375% Senior Notes due 2019
 On March 4, 2011, the Company’s wholly owned subsidiary, Level 3 Financing, Inc., issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 (the "9.375% Senior Notes") at a price of 98.001% of their principal amount. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing, Inc.’s outstanding 9.25% Senior Notes due 2014 on April 4, 2011. The debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method.  The 9.375% Senior Notes are senior unsecured obligations of Level 3 Financing, Inc. ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing, Inc. The Company and Level 3 Communications, LLC have guaranteed the 9.375% Senior Notes. The 9.375% Senior Notes will mature on April 1, 2019. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on October 1, 2011. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes using the effective interest rate method.

As of December 31, 2011, the discount remaining was $9 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2011.

The 9.375% Senior Notes Due 2019 are subject to redemption at the option of Level 3 Financing, Inc. in whole or in part, at any time or from time to time, prior to April 1, 2015, at 100% of the principal amount of 9.375% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on or after April 1, 2015 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning April 1, of the years indicated below:

Year	Redemption Price
2015	104.688%
2016	102.344%
2017	100.000%

At any time or from time to time on or prior to April 1, 2014, Level 3 Financing, Inc. may redeem up to 35% of the original aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375% of the principal amount of the 9.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, with the net cash proceeds contributed to the capital of Level 3 Financing, Inc. from one or more private placements or underwritten public offerings of common stock of the Company resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 9.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

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

8.125% Senior Notes due 2019

On June 9, 2011, Level 3 Escrow, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued the 8.125% Senior Notes due 2019 to investors at a price of 99.264% of their principal amount. The debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and was amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes. The 8.125% Senior Notes will mature on July 1, 2019 and are not currently guaranteed by any of the Company’s subsidiaries. Interest on the notes accrues at 8.125% per year and is payable on January 1 and July 1, beginning on January 1, 2012.

On July 28, 2011, Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 under the same indenture as the 8.125% Senior Notes issued in June 9, 2011, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. The debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the$1.2 billion of 8.125% Senior Notes on or before April 10, 2012, the initial term of these notes was deemed to be through April 2012. When the contingency was resolved in connection with the Amalgamation, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and were to remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the Amalgamation and the assumption of the 8.125% Senior Notes by Level 3 Financing, Inc. (the “Notes Assumption”).  In conjunction with the completion of the Amalgamation on October 4, 2011 (see Note 2 - Events Associated with the Amalgamation of Global Crossing), the escrow conditions were satisfied. Debt issuance costs of approximately $32 million were capitalized and are being amortized over the term of the 8.125% Senior Notes using the effective interest rate method. Level 3 Financing, Inc. assumed the obligations under the 8.125% Senior Notes and the notes were reclassified to long-term debt in the third quarter of 2011. Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation.

As of December 31, 2011, the discount remaining was $9 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $31 million at December 31, 2011.

The 8.125% Senior Notes will be subject to redemption at the option of Level 3 Financing, Inc., in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to July 1, 2015, at 100% of the principal amount of 8.125% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on and after April 1, 2015, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning April 1, of the years indicated below:

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
In connection with the offering of the 8.125% Senior Notes, the Company entered into registration rights agreements pursuant to which agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after October 4, 2011. The maximum consideration that could be transferred to the initial purchasers pursuant to the registration rights agreement in the event of a Registration Default, as defined, is special interest on the principal amount of the Senior Notes not to exceed 1% per annum.
15% Convertible Senior Notes due 2013
On December 24, 2008, Level 3 Communications, Inc. received gross proceeds of $374 million and on December 31, 2008, the Company received gross proceeds of $26 million from the issuance of its $400 million 15% Convertible Senior Notes due 2013 ("15% Convertible Senior Notes"). The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. The 15% Convertible Senior Notes were priced at 100% of the principal amount. The 15% Convertible Senior Notes are unsecured and unsubordinated obligations and will rank equally with all the Company's existing and future unsecured and unsubordinated indebtedness. The 15% Convertible Senior Notes will mature on January 15, 2013. Interest on the notes will accrue from the date of original issuance at a rate of 15% per year and will be payable on January 15 and July 15 of each year, beginning on January 15, 2009. The 15% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.
The 15% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at a split adjusted conversion price of $27 per share (which is equivalent to a conversion rate of approximately 37 shares of common stock per $1,000 principal amount of the 15% Convertible Senior Notes), subject to adjustment upon certain events, at any time before the close of business on January 15, 2013. If at any time following the date of original issuance of the 15% Convertible Senior Notes and prior to the close of business on January 15, 2013 the closing per share sale price of the Company's common stock exceeds 222.2% of the conversion price then in effect for at least 20 trading days within any 30 consecutive trading day period, the 15% Convertible Senior Notes will automatically convert into shares of Level 3 common stock, plus accrued and unpaid interest (if any) to, but excluding the automatic conversion date, which date will be designated by the Company following such automatic conversion event.

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
In the third quarter of 2011, certain holders converted approximately $128 million of the 15% Convertible Senior Notes to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3's common stock on a split adjusted basis, representing the approximately 37 shares per $1,000 note into which the notes were then convertible. The Company also paid an aggregate of approximately $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which was recognized as a loss on inducement and included in the loss on extinguishment of debt.
Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 15% Convertible Senior Notes. The unamortized debt issuance costs were less than $1 million at December 31, 2011.
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
The 7% Convertible Senior Notes due 2015 mature on March 15, 2015 and bear interest at a rate of 7% per annum, payable semiannually in arrears on March 15 and September 15. Interest payments commence for the 7% Convertible Senior Notes due 2015 on September 15, 2009 and on March 15, 2010 for the 7% Convertible Senior Notes due 2015, Series B. The 7% Convertible Senior Notes due 2015 rank equally in right of payment with all other existing and future senior unsecured indebtedness of Level 3 Communications, Inc.
The 7% Convertible Senior Notes due 2015 are convertible into shares of Level 3 common stock, at the option of the holder, at any time prior to maturity, unless previously repurchased or redeemed, or unless Level 3 has caused the conversion rights to expire. The 7% Convertible Senior Notes due 2015 may be converted at the split adjusted rate of approximately 37 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $27 per share.
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

Debt issuance costs of $4 million were originally capitalized and are being amortized to interest over the term of the 7% Convertible Senior Notes due 2015 using the effective interest method. The unamortized debt issuance costs were $3 million at December 31, 2011.
6.5% Convertible Notes due 2016
On September 20, 2010, Level 3 Communications, Inc. received $170 million of net proceeds after transaction costs, from a public offering of $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the "6.5% Convertible Senior Notes"). On October 5, 2010, in connection with the underwriters' exercise of the $26 million over-allotment option associated with the 6.5% Convertible Senior Notes, the Company received an additional $25.5 million net proceeds after transaction costs of less than $1 million. The 6.5% Convertible Senior Notes are senior unsecured obligations and rank equally in right of payment with all other existing and future unsubordinated indebtedness of Level 3 Communications, Inc. The 6.5% Convertible Senior Notes will mature on October 1, 2016. Interest on the notes accrues at 6.5% per year and is payable semiannually on April 1 and October 1, beginning April 1, 2011.
The 6.5% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at any time prior maturity, unless previously redeemed, repurchased or unless the Company has caused the conversion rights to expire. The split adjusted conversion rate is approximately 54 shares per each $1,000 principal amount of 6.5% Convertible Senior Notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $18.525 per share. In addition, if a designated event (a change in control or a termination of trading) occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes due 2016 at a purchase price of 100% of the principal amount, plus accrued and unpaid interest thereon. If an event treated as a change in control occurs, the Company will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes at a purchase price of 100% of the principal amount plus a "make whole" premium, by increasing the conversion rate applicable to such 6.5% Convertible Senior Notes due 2016.
Debt issuance costs of $6 million were originally capitalized and are being amortized to interest expense over the term of the 6.5% Convertible Senior Notes. The capitalized unamortized debt issuance costs remain $5 million at December 31, 2011.
Commercial Mortgage
In the third quarter of 2005, the HQ Realty, Inc., a wholly owned subsidiary of the Company, completed a refinancing of the mortgage on the Company's corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through October 1, 2010, the initial repayment date as defined in the loan agreement ("Commercial Mortgage"). HQ Realty, Inc. received $66 million of net proceeds after transaction costs. During 2010, at the election of HQ Realty, Inc. the maturity term of the Commercial Mortgage was extended to October 1, 2015 and the interest rate adjusted to 9.86%. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule. HQ Realty, Inc. has deposited $10 million into restricted cash accounts as of December 31, 2011, for future facility improvements and property taxes.
Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the Commercial Mortgage. The capitalized debt issuance costs were fully amortized as of December 31, 2010.
The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.
Capital Leases
As of December 31, 2011, the Company had $131 million of capital leases, including $104 million related to the Global Crossing Amalgamation. The Company leases certain dark fiber facilities and metro fiber under noncancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximate 8% on average as of December 31, 2011. Additionally, due to the Amalgamation, the Company had

property and equipment leases, and interest rates on these capital leases approximated 9.47% on average as of December 31, 2011.
Covenant Compliance
At December 31, 2011 and 2010, the Company was in compliance with the covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of December 31, 2011 (dollars in millions):

2012	$65
2013	313
2014	2,232
2015	838
2016	207
Thereafter	4,873
$8,528

See Note 18 - Subsequent Events for additional information.

(13) Employee Benefits and Stock-Based Compensation

The Company records non-cash compensation expense for its outperform stock appreciation rights that it refers to as outperform stock options ("OSO"), restricted stock units and shares, 401(k) matching contributions, and other stock-based compensation associated with the Company's discretionary bonus grants. Total non-cash compensation expense related to these equity awards was $101 million in 2011, $67 million in 2010 and $59 million in 2009.
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	2011	2010	2009
OSO	$10	$10	$7
Restricted Stock Units and Shares	22	19	23
401(k) Match Expense	13	11	16
Restricted Stock Unit Bonus Grant	57	28	14
	102	68	60
Capitalized Noncash Compensation	(1)	(1)	(1)
	$101	$67	$59

OSOs and restricted stock units and shares are granted under the Level 3 Communications, Inc. Stock Plan, as amended (the "Stock Plan"), which term extends through May 20, 2020. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $12 million, $8 million and $5 million in 2011, 2010 and 2009, respectively.
Effective after the close of trading on October 19, 2011, the Company completed a 1 for 15 reverse stock split (see Note 1 - Organization and Summary of Significant Accounting Policies). All share, option, restricted stock unit, warrant and per share price data is presented herein on a split adjusted basis.
Outperform Stock Options
The Company's OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their OSOs. The Company believes that the OSO program directly aligns management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. To the extent that Level 3's common stock outperforms the S&P 500® Index, the value of OSO units to a holder may exceed the value of non-qualified stock options.
The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the settlement date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSO units have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	—
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

 The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of settlement.
Upon settlement of an OSO, the Company shall deliver or pay to the grantee the difference between the fair market value of a share of Level 3 common stock as of the day prior to the settlement date, less the Adjusted Strike Price (the "Exercise Consideration"). The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company's discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the fair market value of a share of Level 3 common stock as of the date prior to the settlement date. Fair market value is defined in the OSO agreement as the closing price per share of Level 3 common stock on the national securities exchange on which the common stock is traded. Settlement of the OSO units does not require any cash outlay by the employee.
Prior to March 31, 2007, OSO awards vested over two years and had a four-year life. Fifty percent of the awards vested at the end of the first year after grant, with the remaining 50% vested over the second year (12.5% per quarter). As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, OSO units were awarded monthly to employees in mid-management level and higher positions, have a three year life, vest 100% and fully settle on the third anniversary of the date of the award and are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years. During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation. Effective April 1, 2010, the Company's OSOs are granted quarterly to certain levels of management and its restricted stock units are granted annually on July 1 to certain other eligible employees. There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.
As of December 31, 2011, there was $9 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.9 years.
The fair value of the OSO units granted is calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the market conditions and success multiplier of the OSO program. The Company believes that given the relative short life of the OSOs and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

	Year Ended December 31,
	2011		2010		2009
S&P 500 Expected Dividend Yield Rate	1.83%		2.00%		3.00%
Expected Life	3	years	3	years	3	years
S&P 500 Expected Volatility Rate	30%		30%		26%
Level 3 Common Stock Expected Volatility Rate	44%		51%		45%
Expected S&P 500 Correlation Factor	0.39		0.40		0.46
Calculated Theoretical Value	120%		132%		119%
Estimated Forfeiture Rate	20%		20%		20%
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
The fair value for OSO units awarded to participants during the years ended December 31, 2011, 2010 and 2009 was approximately $12 million, $10 million and $8 million, respectively.
Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit			Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
						(in millions)
Balance January 1, 2009	1,053,818	$14.10	-	$91.50	$58.50	$—	1.56
Options granted	477,835	10.50	-	22.65	17.25
Options forfeited	(154,731)	10.50	-	91.50	48.75
Options expired	(320,295)	30.45	-	80.85	48.45
Options exercised	—	—			—
Balance December 31, 2009	1,056,627	$10.50	-	$91.50	$44.25	$5.2	1.55
Options granted	511,082	14.10	-	24.30	19.50
Options forfeited	(117,362)	10.50	-	91.50	25.80
Options expired	(393,955)	45.45	-	91.50	76.95
Options exercised	—	—			—
Balance December 31, 2010	1,056,392	$10.50	-	$51.60	$22.05	$—	1.73
Options granted	498,618	14.70	-	36.60	23.96
Options forfeited	(96,174)	10.50	-	51.60	22.36
Options expired	(140,655)	31.80	-	51.60	44.64
Options exercised	(29,469)	14.10	-	15.75	14.93
Balance December 31, 2011	1,288,712	$10.50	-	$36.60	$20.51	$1.8	1.53
Options exercisable ("vested"):
December 31, 2009	219,920	$66.60	-	$80.85	$75.15	$—	N/A
December 31, 2010	—	—			—	$—	N/A
December 31, 2011	—	—			—	$—	N/A

N/A—Not Applicable

			OSO units Outstanding at December 31, 2011			OSO units Exercisable at December 31, 2011
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$10.50	-	$15.00	316,013	1.42	$14.02	—	$—
$16.05	-	$23.85	739,634	1.45	$20.06	—	$—
$24.30	-	$36.60	233,065	1.91	$30.73	—	$—
			1,288,712	1.53	$20.51	—	$—

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2011. As noted above, all of the outstanding OSO units granted have an expected life of three years. The total intrinsic value of OSOs outstanding and exercisable based on the Company's performance against the S&P 500 Index was zero, zero, and zero, as of December 31, 2011, 2010 and 2009, respectively.

The total realized value of OSO units settled was $0.4 million, zero and zero for the years ended December 31, 2011, 2010 and 2009, respectively. The Company issued 13,742, zero and zero shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2011, 2010 and 2009, respectively. The number of shares of Level 3 stock issued upon settlement of an OSO unit varies based upon the relative performance of Level 3's stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO unit.
As of December 31, 2011, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue no shares for vested and exercisable OSO units.
Restricted Stock and Units
Effective April 1, 2010, restricted stock units and shares are annually granted to certain other eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $35 million, $21 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2011, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $21 million and the weighted average period over which this cost will be recognized is 3.0 years.
The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,742,253	$48.90
Stock and units granted	907,913	17.25
Lapse of restrictions	(790,289)	46.65
Stock and units forfeited	(264,632)	41.10
Nonvested at December 31, 2009	1,595,245	$33.30
Stock and units granted	1,182,353	17.55
Lapse of restrictions	(594,580)	38.70
Stock and units forfeited	(161,311)	26.55
Nonvested at December 31, 2010	2,021,707	$22.95
Stock and units granted	1,030,676	33.99
Lapse of restrictions	(845,717)	27.79
Stock and units forfeited	(175,883)	27.06
Nonvested at December 31, 2011	2,030,783	$26.25

The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2011, 2010 and 2009 was $24 million, $23 million and $37 million, respectively.
Warrants
As of December 31, 2011, there were warrants to purchase 45,593 shares of Level 3 common stock outstanding with an exercise price of $73.50, expiring in January 2013. All of the warrants are fully vested and compensation expense had been fully recognized in the consolidated statements of operations.
In connection with a prior acquisition, warrants were converted into warrants to purchase shares of Level 3 common stock. The majority of the warrants were exercised during 2007 and the remaining warrants expired in the fourth quarter of 2010.

Defined Contribution Plans
The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.
The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $16,500 in 2011 and $17,000 in 2012. Effective January 1, 2012, the Company matches 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits. Between March 6, 2009 and December 31, 2011, the Company matched 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits. Prior to March 6, 2009, the Company matched 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.
The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $13 million, $11 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses.
The Global Crossing Limited Employees' Retirement Savings Plan ("Global Crossing 401(k) Plan") provided 100% matching cash contributions up to the first 1% of eligible compensation and 50% matching contributions up to the next 5% of eligible compensation during the fourth quarter 2011. The Company's contributions to the Global Crossing 401(k) Plan vest immediately. Expenses recorded by the Company relating to the Global Crossing 401(k) Plan for the quarter ended December 31, 2011 were approximately $1 million. Former Global Crossing employees are eligible to participate in the Level 3 401(k) plan starting January 1, 2012.

Other Global Crossing defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans was approximately $2 million for the quarter ended December 31, 2011.

Non-Qualified Stock Options ("NQ Options")
On October 4, 2011, as part of the Amalgamation with Global Crossing, the issued and outstanding options to purchase Global Crossing common shares were modified into options to purchase Level 3's common stock. There was no unrecognized compensation expense for NQ Options at the time of the Amalgamation and no additional NQ Options were granted during the period.
Information regarding NQ Options outstanding for the reporting period between October 4, 2011 and December 31, 2011 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance at October 4, 2011	765,585	$10.82
Exercised	(167,395)	$10.93
Balance at December 31, 2011	598,190	$10.79
The following table summarized information concerning outstanding and exercisable NQ Options at December 31, 2011:

		Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share
$9.53	444,384	1.9	$9.53
$14.43	153,806	3.0	$14.43
Total	598,190	2.2	$10.79
The weighted average remaining contractual term was 2.2 years for NQ Options exercisable as of December 31, 2011. The total intrinsic value of NQ Options outstanding and exercisable was approximately $4 million as of December 31, 2011. The total intrinsic value of NQ Options exercised between October 4, 2011 and December 31, 2011 was $1 million and Level 3 received $2 million for the exercise of these options.
Defined Benefit Plans
The Company has certain contributory and non-contributory employee pension plans, which are not significant to the financial position or operating results of Level 3. The Company recognizes in its statement of financial condition the funded status of its defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. The Company is also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $137 million and $39 million as of December 31, 2011 and 2010, respectively. The total benefit obligation was $152 million and $57 million as of December 31, 2011 and 2010, respectively. One of the Company's pension plans split the costs 60%/40% between the Company and the employees, respectively. Therefore, the total funded status was an obligation of $15 million, $10 million attributable to the Company and $5 million attributable to employees, as of December 31, 2011. The total funded status was an obligation of $18 million as of December 31, 2010.
Annual Discretionary Bonus Grant
The Company's annual discretionary bonus program is intended to retain and motivate employees to achieve the Company's financial and business goals. Each participant is provided a target award expressed as a percentage of base salary. Actual awards under the program are based on corporate results as well as achievement of specific individual performance criteria during the bonus plan period, and may be paid in cash, restricted stock units, or a combination of the two, at the sole discretion of the Compensation Committee of the Board of Directors.
As of December 31, 2011, $136 million, including $32 million for the pre-Amalgamation Global Crossing bonus, had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company generally expects to pay out 40% in cash in the first quarter of 2012.
As of December 31, 2010, $59 million had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $29 million cash and 1.7 million shares in 2011 for this plan.

As of December 31, 2009, $32 million had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $19 million cash and 0.7 million shares in 2010 for this plan.

(14) Income Taxes
An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for each of the years in the three year period ended December 31, 2011 follows:

	2011	2010	2009
	(dollars in millions)
Current:
United States federal	$—	$—	$—
State	—	(1)	—
Foreign	(8)	—	—
	(8)	(1)	—
Deferred, net of changes in valuation allowances:
United States federal	(30)	—	—
State	(1)	—	(1)
Foreign	(2)	92	—
Income tax benefit (provision)	$(41)	$91	$(1)

The United States and foreign components of loss from continuing operations before income taxes are as follows:

	2011	2010	2009
	(dollars in millions)
United States	$(692)	$(542)	$(519)
Foreign	(94)	(170)	(104)
	$(786)	$(712)	$(623)

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes for each of the years in the three-year period ended December 31, 2011 follows:

	2011	2010	2009
	(dollars in millions)
Computed tax benefit at statutory rate	$275	$250	$218
Effect of earnings in jurisdictions outside of US	(13)	(13)	—
Foreign branch tax benefit	17	21	—
State income tax benefit	24	24	20
Change in valuation allowance	(198)	(175)	(255)
Permanent items	(44)	(16)	(4)
Non-cash compensation excess deductions	(18)	—	—
Indefinite-lived assets	(26)	—	—
NOL expiration	(38)	—	—
Other, net	(20)	—	20
Income tax benefit (provision)	$(41)	$91	$(1)

The components of the net deferred tax assets (liabilities) as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$101	$77
Deferred revenue	276	285
Unutilized tax net operating loss carry forwards	3,996	2,713
Fixed assets and intangible assets	157	38
Intercompany loss	164	—
Other	193	100
Total Deferred Tax Assets	4,887	3,213
Deferred Tax Liabilities:
Fixed assets and intangible assets	(542)	(79)
Deferred revenue	(93)	—
Other	(51)	(29)
Foreign branch income	(40)	(40)
Total Deferred Tax Liabilities	(726)	(148)
Net Deferred Tax Assets before valuation allowance	4,161	3,065
Valuation Allowance	(4,252)	(2,978)
Net Deferred Tax (Liability) Asset after Valuation Allowance	$(91)	$87
Balance sheet classification of deferred taxes:
Net current deferred income tax asset	$12	$—
Net current deferred income tax liability	(3)	—
Net non-current deferred income tax asset	246	87
Net non-current deferred income tax liability	(346)	—
Net Deferred Tax (Liability) Asset after Valuation Allowance	$(91)	$87

For the year ended December 31, 2011, the Company recorded certain immaterial corrections of errors in prior year presentation that resulted in income tax expense of approximately $26 million during the first quarter of 2011 for taxable temporary differences associated with deferred taxes on certain indefinite-lived intangible assets. See Note 1 - Organization and Summary of Significant Accounting Policies, Correction of an Immaterial Error in Prior Consolidated Financial Statements.
As a result of the Global Crossing Amalgamation, the Company recorded net deferred tax assets of $1.5 billion and deferred tax liabilities of $560 million before valuation allowance. $1.1 billion of the deferred tax asset balance is comprised of carry forward net operating losses. The deferred tax liability balance is comprised primarily of $419 million related to temporary differences created by the additional financial reporting basis of identifiable intangibles and fixed assets. Simultaneously, the Company evaluated the valuation allowance position of the combined entity. The valuation allowance determination involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the quality and consistency of positive financial results, projections of future taxable income, country-specific economic and political considerations, expiration or limitations of carry forwards, and sources of future taxable income, management concluded that valuation allowances for deferred tax assets of many Global Crossing South American entities and certain Global Crossing European entities are not required. A valuation allowance was retained against U.S. and other foreign jurisdiction deferred tax assets that the Company has concluded under relevant accounting standards that it is not more likely than not that the deferred tax assets are realizable.

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $6.5 billion for U.S. federal income tax purposes without considering the net operating loss carry forwards associated with Global Crossing. While the Company believes the acquisition of Global Crossing did not trigger an ownership change event for the Company, additional transactions that the Company enters into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that the Company does not participate in, could cause the Company to incur a greater than 50 percentage point ownership change by 5% stockholders and, if the Company triggers the above noted Code imposed limitations, such transactions would prevent the Company from fully utilizing NOL carry forwards and certain current deductions to reduce the Company's U.S. federal income taxes.

The valuation allowance for deferred tax assets was approximately $4.2 billion as of December 31, 2011 and $3.0 billion as of December 31, 2010. The net change in the valuation allowance for the year ended December 31, 2010 was approximately $1.3 billion. The change in the valuation allowance from December 31, 2010 to December 31, 2011 is primarily due to the inclusion of the Global Crossing deferred tax assets, additional U.S. federal and state tax NOL resulting from continued operational tax losses, offset by the establishment of fixed asset and intangible deferred tax liabilities related to the step-up in basis, the release of valuation allowance of certain Global Crossing entities in foreign jurisdictions, and the loss carryfoward limitation and forfeiture of Global Crossing tax losses in the U.S. and Germany respectively. The adjustments related to the acquisition of Global Crossing are based on information currently available. The final identification of deferred taxes and the final determination of the purchase price allocation may be significantly different from the preliminary amounts reflected above.
The U.S. federal tax loss carry forwards expire in future years through 2031 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31,	Amount
2024	$533
2025	1,186
2026	1,029
2027	1,508
2028	445
2029	700
2030	703
2031	687

$6,791

The Company has approximately $4.3 billion of foreign jurisdiction tax loss carry forwards for controlled foreign corporations at December 31, 2011. In addition, the Company has $2.4 billion of foreign jurisdiction tax loss carry forwards associated with foreign corporations that it has elected to disregard for US tax purposes. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period. Finally, the Company has approximately $5.4 billion of gross state tax loss carry forwards with various expiration periods through 2030.
Historically, the majority of the Company's foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the Company's U.S. federal consolidated income tax return. However, all of the foreign assets and operations acquired as part of the Global Crossing Amalgamation are treated for U.S. tax purposes as controlled foreign corporations. With respect to such controlled foreign corporations, the Company provides for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign corporations unless they are considered indefinitely reinvested outside the United States. The amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was immaterial.
The Company's liability for uncertain tax positions totaled $15 million at December 31, 2011 and $6 million at December 31, 2010. The Company does not expect that the liability for uncertain tax positions will change significantly during the twelve months ended December 31, 2012; however, actual changes in the liability for uncertain tax positions could be different than currently expected. A reconciliation of the beginning and ending balance of unrecognized tax benefits follows:

(dollars in millions)	Amount
Balance as of December 31, 2008	$7
Gross increases—tax positions prior to 2009	—
Gross decreases—settlements with taxing authorities	(2)
Balance as of December 31, 2009	5
Gross increases—tax position prior to 2010	1
Balance as of December 31, 2010	6
Gross increases—Global Crossing tax positions of prior years	11
Gross decreases - tax positions of prior years	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2011	$15
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
The unrecognized tax benefits in the table above do not include accrued interest and penalties of $20 million, $12 million, and $10 million as of December 31, 2011, 2010 and 2009, respectively. The Company's policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations of approximately zero, $2 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(15)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s operating segments are managed separately and represent separate strategic business units that offer different products or services and serve different markets. The Company’s reportable segments previously included its communications and coal mining business (see Note 1 — Organization and Summary of Significant Accounting Policies). In connection with the Global Crossing Amalgamation (see Note 2 - Events Associated with the Amalgamation of Global Crossing) and sale of the coal business during the fourth quarter of 2011, the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. As a result of these changes, the Company is now comprised of two reportable segments for financial reporting purposes, Level 3 and Global Crossing, representing the stand-alone operations of each legacy business. Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment, and the results of discontinued operations which include the coal mining business (see Note 4 - Dispositions). The prior year reportable segment information has been revised to conform with this presentation.

The Company evaluates performance based upon Adjusted EBITDA, as defined by the Company, as net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring and impairment charges, (4) depreciation and amortization expense, (5) non-cash stock compensation expense included within selling, general and administrative expenses and (6) discontinued operations.
The data presented in the following tables includes information for the years ended December 31, 2011, 2010 and 2009 for all statement of operations and cash flow information presented, and as of December 31, 2011 and 2010 for all balance sheet information presented. Information related to the acquired business is included from the date of acquisition, and information related to dispositions is included through the date of sale. Revenue and the related expenses are attributed to countries based on where services are provided.
Segment information for the Company's Level 3 and Global Crossing businesses are summarized as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenue from external customers:
Level 3	$3,679	$3,591	$3,695
Global Crossing	654	—	—
	$4,333	$3,591	$3,695
Adjusted EBITDA:
Level 3	$911	$849	$910
Global Crossing	47	—	—
	$958	$849	$910

Capital expenditures:
Level 3	$443	$435	$308
Global Crossing	51	—	—
	$494	$435	$308
Depreciation and amortization:
Level 3	$741	$870	$906
Global Crossing	64	—	—
	$805	$870	$906
Total assets:
Level 3	$8,029	$8,355
Global Crossing	5,159	—
	$13,188	$8,355

The following is a summary of geographical information (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenue from external customers:
North America	$3,669	$3,275	$3,369
Europe:
United Kingdom	267	131	134
Germany	72	62	73
Other European Countries	163	123	119
Total Europe	502	316	326
Latin America:
Brazil	68	-	-
Argentina	23	-	-
Colombia	23	-	-
Other Latin American Countries	44	-	-
Total Latin America	158	—	—
Other	4
	$4,333	$3,591	$3,695
Long-lived assets:
North America	$5,338	$5,239
Europe:
United Kingdom	613	114
Germany	348	318
Other European Countries	596	285
Total Europe	1,557	717
Latin America:
Brazil	434	-
Argentina	387	-
Colombia	247	-
Other Latin American Countries	465	-
Total Latin America	1,533	—
Other	512	-
	$8,940	$5,956

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom and Germany. The majority of Latin American revenue consists of services delivered within Brazil, Argentina and Colombia. Level 3 revenue from transoceanic services is allocated to Europe and transoceanic revenue from Global Crossing is allocated to Other.
The Company includes all non-current assets, except for goodwill, in its long-lived assets.
Total Level 3 revenue consists of:

1)	Core Network Services includes revenue from transport, infrastructure, data, and local and enterprise voice services.

2)	Wholesale Voice Services includes revenue from long distance voice services, including domestic voice termination, international voice termination and toll free services.

3)
Other Communications Services includes revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, which was obtained in the December 2005 acquisition of WilTel.

Total Global Crossing revenue consists of:

1)
Invest and Grow services include revenues from the provision of transport, infrastructure, IP and data, voice, and collaboration services to carrier and enterprise customers. These services are sold to those customers directly through business relationships with other carriers, sales agents and system integrators.

2)	Wholesale Voice Services and Other services includes revenue from predominantly United States domestic and international long distance voice services to carrier customers.

Level 3 Total Revenue:	Core Network Services	Wholesale Voice Services	Other Communications Services	Total
2011
North America	$2,677	$578	$69	$3,324
Europe	325	30	—	355
	$3,002	$608	$69	$3,679
2010
North America	$2,536	$625	$114	$3,275
Europe	291	25	—	316
	$2,827	$650	$114	$3,591
2009
North America	$2,548	$629	$192	$3,369
Europe	292	34	—	326
	$2,840	$663	$192	$3,695

Global Crossing Total Revenue:	Invest and Grow	Wholesale Voice and Other	Total
2011
North America	$276	$61	$337
Europe	147	2	149
Latin America	167	1	168
	$590	$64	$654

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2011, 2010 and 2009 (in millions):

2011	Level 3	Global Crossing
Net (Loss) from Continuing Operations	$(769)	$(58)
Income Tax Expense	33	8
Total Other Expense	808	30
Depreciation and Amortization Expense	741	64
Non-cash Compensation Expense	98	3
Adjusted EBITDA	$911	$47
Total Net Loss for Reportable Segments		$(827)
Unallocated Corporate Expense		—
Discontinued Operations of Coal Mining Business		71
Consolidated Net Loss		$(756)

2010	Level 3	Global Crossing
Net (Loss) from Continuing Operations	$(617)	$—
Income Tax Expense	(91)	—
Total Other Expense	620	—
Depreciation and Amortization Expense	870	—
Non-cash Compensation Expense	67	—
Adjusted EBITDA	$849	$—
Total Net Loss for Reportable Segments		$(617)
Unallocated Corporate Expense		(4)
Discontinued Operations of Coal Mining Business		(1)
Consolidated Net Loss		$(622)

2009	Level 3	Global Crossing
Net (Loss) from Continuing Operations	$(605)	$—
Income Tax Expense	—	—
Total Other Expense	550	—
Depreciation and Amortization Expense	906	—
Non-cash Compensation Expense	59	—
Adjusted EBITDA	$910	$—
Total Net Loss for Reportable Segments		$(605)
Unallocated Corporate Expense		(19)
Discontinued Operations of Coal Mining Business		6
Consolidated Net Loss		$(618)

As the Company continues to integrate the Global Crossing business into its operations as a result of the Amalgamation completed on October 4, 2011, it may need to modify the manner in which components of the Company are evaluated for performance and resource allocation, which in turn, may affect the Company's reportable operating segments in future periods.

(16) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate $312 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as at December 31, 2011. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.
In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In addition, adjustments to the accruals established for Global Crossing's contingent liabilities may be made in connection with the purchase price allocation of acquired assets and assumed liabilities under acquisition accounting, which is expected to be completed no later than October 4, 2012. Any such accrual adjustments would generally not affect results of operations but rather would result in an increase or decrease to goodwill associated with the Global Crossing acquisition.
Below is a description of material legal proceedings and other contingencies pending at December 31, 2011. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation
The Company is party to a number of purported class action lawsuits involving its right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, the Company obtained the rights to construct its networks from railroads, utilities, and others, and has installed its networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the its fiber optic cable networks pass, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. The Company has defeated motions for class certification in a number of these actions but expects that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against the Company, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November, 2010 as described further below.

The Company negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which it has installed its fiber optic cable networks. The United States District Court for the District of Massachusetts in  Kingsborough v. Sprint Communications Co. L.P.  granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements affecting current and former landowners in the states of Idaho, Illinois, and Alabama have received final court approval and the parties are engaged in the claims process for those states.  The settlement has been presented to federal courts in several additional states for approval.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Securities Litigation, Derivative Actions and Related Cases

In February 2009, Level 3 Communications, Inc., certain of its current officers and a former officer were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Colorado, which have been consolidated as In re Level 3 Communications, Inc. Securities Litigation (Civil Case No. 09-cv-00200-PAB-CBS). The plaintiffs in each complaint allege, in general, that throughout the purported class period specified in the complaint that the defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages based on purported violations of Section 10(b) of the Securities Exchange Act of 1934, Securities and Exchange Commission Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934. On May 4, 2009, the Court appointed a lead plaintiff in the case, and on September 29, 2009, the lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”). A motion to dismiss the Complaint was filed by the Company and the other named defendants. While the motion to dismiss the Complaint was pending, the court granted the lead plaintiff's motion to further amend the Complaint (the “Amended Compliant”). Thereafter, the Company and the other defendants named in the Amended Complaint filed a motion to dismiss the Amended Complaint with prejudice. The court granted this motion to dismiss with prejudice, and the plaintiff has appealed the decision to the Tenth Circuit Court of Appeals. The decision was affirmed by the Tenth Circuit Court of Appeals in Appellate Case No. 11-1029 on February 6, 2012. Although the plaintiff could seek to further appeal this decision before the U.S. Supreme Court, management believes that the Company would likely prevail in any such appeal.

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In  re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59) (the “State Derivative Action”). On December 11, 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and current officers, and a former officer, were named as defendants in a purported stockholder derivative action in the United States District Court for the District of Colorado in Iron Workers District Council Of Tennessee Valley & Vicinity Pension Plan v. Level 3 Communications, Inc., et. al. (Civil Case No. 09cv02914) (the “Federal Derivative Action”). The plaintiffs in both actions allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaints seek damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara. The parties in the State Derivative Action have agreed to a temporary stay of all activities pending the outcome of the motion to dismiss or other relevant time periods in the securities litigation described above. Plaintiff Iron Workers has sought leave to voluntarily dismiss the Federal Derivative Action and, on February 2, 2012, the parties filed an Unopposed Joint Motion for Voluntary Dismissal of the Federal Derivative Action which the court preliminarily approved on February 3, 2012. The dismissal sought would be with prejudice as to Plaintiff Iron Workers only, and would have no effect on the State Derivative Action. Management believes that the complaints have numerous deficiencies, including that each plaintiff failed to make a demand on the Company's Board of Directors before filing the suit, and intends to defend these actions vigorously.

In March 2009, late April 2009 and early May 2009, Level 3 Communications, Inc., the Level 3 Communications, Inc. 401(k) Plan Committee and certain current and former officers and directors of Level 3 Communications, Inc. were named as defendants in purported class action lawsuits filed in the U.S. District Court for the District of Colorado. These cases have been consolidated as  Walter v. Level 3 Communications, Inc., et. al., ( Civil Case No. 09cv00658).  The complaint alleges breaches of fiduciary and other duties under the Employee Retirement Income Security Act (“ERISA”) with respect to investments in the Company's common stock held in individual participant accounts in the Level 3 Communications, Inc. 401(k) Plan. The complaint claims that those investments were imprudent for reasons that are similar to those alleged in the securities and derivative actions described above.

The parties have negotiated a proposed settlement in the amount of $3.2 million, to be paid by the Company's insurance carrier. The proposed settlement was preliminarily approved by the court on December 13, 2011 and a fairness hearing to consider plaintiff's motion for final approval is scheduled for March 23, 2012. Management believes that the Company has substantial defenses to the claims asserted in this action and intends to defend it vigorously if the settlement is not approved.

Global Crossing Contingencies

As a result of the Global Crossing acquisition, the Company is now exposed to various legal proceedings to which certain Global Crossing subsidiaries are party. The following is a description of Global Crossing's material legal proceedings and other contingencies.
- Peruvian Tax Litigation
Beginning in 2005, one of Global Crossing's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that Global Crossing incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million in connection with VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total assessments have increased to $86 million.
Global Crossing challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007 SUNAT rejected Global Crossing's administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 in the Tax Court, which is the highest administrative authority. In October 2011, the Tax Court issued a ruling regarding VAT, associated penalties and penalties associated with withholding taxes, adjudicating the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Other than an immaterial amount, all assessed items dismissed by the Tax Court in this ruling remain open for reassessment by SUNAT. While this Tax Court ruling applies only to 2002, the Company believes the Tax Court will issue a similar ruling with respect to 2001, and all material amounts likely to be waived due to procedural defects similarly remain open for reassessment.
In November 2011, the Tax Court issued a ruling with respect to assessed 2001 withholding tax, holding that the statute of limitations had run prior to assessment by SUNAT. The Company believes that this adjudication of the withholding tax issue is likely to be final, and the Company expects to win a similar verdict with respect to assessed 2002 withholding tax. Penalties with respect to withholding tax, however, are not time-barred, and were confirmed in the Tax Court's October 2011 ruling.

The Company intends to appeal the Tax Court's October 2011 decision to the judicial court in Peru. The Company has not received Tax Court rulings for all periods, but it has received adjudications of each substantive issue for at least one period. As a result, the Company expects decisions for the remaining open periods to be consistent with decisions already rendered. The Company intends to appeal any Tax Court verdict with respect to 2001 to the extent consistent with the October 2011 decision in the government's favor, and will protest any reassessment of amounts dismissed by the Tax Court on procedural grounds.
- Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of Global Crossing for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. Global Crossing is vigorously defending itself against the asserted claims, which aggregate approximately $43 million.
- Brazilian Tax Claims
In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of Global Crossing's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenues from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenues from the provision of internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002 and July 2009, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on identical issues. Global Crossing has filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments have been rejected by the respective state administrative courts, and Global Crossing has appealed those decisions to the judicial courts. The objections to the March, April and July 2009 assessments are still pending final administrative decisions.
The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenues from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $55 million in excess of the accruals established for these matters.
- Customer Bankruptcy Claim
During 2007 one of Global Crossing's U.S. subsidiaries commenced default and disconnect procedures against a customer for breach of a sales contract for termination of international and domestic wireless and wireline phone service based on the nature of the customer's traffic, which rendered the contract highly unprofitable to Global Crossing. After the process was begun, the customer filed for bankruptcy protection, thereby barring Global Crossing from taking further disconnection actions against it. Global Crossing commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer's alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer was prohibited from assuming the contract in its reorganization proceedings.
The customer filed several counterclaims against Global Crossing alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and for related tort-based claims. Global Crossing notified the customer that Global Crossing would be raising its rates for certain of the services and filed a motion with the bankruptcy court seeking additional adequate assurance for the rate change, or an order allowing Global Crossing to terminate the customer's service. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase. On July 3, 2008, the Court issued an opinion holding that the agreement did not permit Global Crossing to increase the rates in the manner it did and that Global Crossing: (a) breached the sales contract in so doing; and (b) was therefore not entitled to additional adequate assurance or an order terminating service. The Court did, however, permit Global Crossing to amend its complaint to plead a rescission claim (which was filed on July 14, 2008) and to assert other defenses.
The Court dismissed the customer's bankruptcy case by order dated November 25, 2009, and retained the adversary proceeding (including the customer's counterclaim), which is still pending. On December 26, 2009, Global Crossing terminated service to the customer. Global Crossing amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping,” and the customer filed an amended answer, affirmative defenses and counterclaims.
On January 14, 2011, Global Crossing filed a motion for summary judgment asserting that the customer is not entitled to recover any damages (other than those based on rescission-type theories) by reason of a limitation of liability provision in the contract and applicable law. On July 22, 2011, the Court issued its decision on the motion. Although the Court held that the limitation of liability provision of the contract was valid and enforceable and barred the customer from pursuing all forms of lost profit damages, the Court refused to exclude the customer's claim for general damages at this point, and is permitting that issue to proceed.
Discovery in the action is now concluded and the Court ordered trial to proceed in three separate phases. Trial of the first set of issues commenced on November 14, 2011. After the Court heard testimony from four witnesses, the matter was adjourned until January 23, 2012 and further testimony was taken for three days. The trial will be continued sometime in the first quarter 2012. The customer's most recent damage estimate ranges from approximately $150 million to approximately $450 million. While the final outcome of this matter is uncertain, the Company believes Global Crossing has good defenses to limit substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract. However, the precise impact of the application of these defenses is unclear and the Company therefore cannot provide an estimate of the possible loss or range of loss in excess of the accrual that has been established for this matter.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2011 and December 31, 2010, Level 3 had outstanding letters of credit of approximately $33 million and $22 million, respectively, of which $29 million and $22 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.
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
The right-of-way agreements have various expiration dates through 2088. Payments under these right-of-way agreements were $135 million in 2011, $127 million in 2010 and $118 million in 2009.
The Company has obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $232 million in 2011, $203 million in 2010 and $198 million in 2009.
For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.
Future minimum payments for the next five years under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2011 (dollars in millions):

	Right-of-Way Agreements	Facilities and Other Assets	Total	Future Minimum Sublease Receipts
2012	$142	$268	$410	$13
2013	74	228	302	12
2014	69	204	273	8
2015	64	179	243	7
2016	59	134	193	6
Thereafter	354	611	965	16
Total	$762	$1,624	$2,386	$62
Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.
Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2012, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.
Cost of Access and Third Party Maintenance
In addition, the Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for maintenance services for certain portions of its network.

The following table summarizes the Company's purchase commitments at December 31, 2011 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$222	$122	$93	$6	$1
Third-Party Maintenance Services	224	28	43	40	113
Total	$446	$150	$136	$46	$114
(17) Condensed Consolidating Financial Information

Level 3 Financing, a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC. Level 3 Communications, LLC will, subject to the receipt of regulatory approval, provide a guarantee of the 8.125% Senior Notes due 2019. See Note 12 — Long-Term Debt, for additional information.

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

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,367	$2,196	$(230)	$4,333
Costs and Expense:
Cost of Revenue	—	—	888	1,036	(218)	1,706
Depreciation and Amortization	—	—	376	429	—	805
Selling, General and Administrative	2	19	1,269	481	(12)	1,759
Restructuring Charges	—	—	1	10	—	11
Total Costs and Expenses	2	19	2,534	1,956	(230)	4,281
Operating Income (Loss)	(2)	(19)	(167)	240	—	52
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(211)	(471)	(3)	(31)	—	(716)
Interest income (expense) affiliates, net	865	1,423	(2,065)	(223)	—	—
Equity in net earnings (losses) of subsidiaries	(1,346)	(2,241)	122	—	3,465	—
Other income (expense), net	(62)	(38)	9	(32)	—	(123)
Total Other Expense	(754)	(1,327)	(1,937)	(285)	3,465	(838)
Loss before Income Taxes	(756)	(1,346)	(2,104)	(45)	3,465	(786)
Income Tax Expense	—	—	(15)	(26)	—	(41)
Loss from Continuing Operations	(756)	(1,346)	(2,119)	(71)	3,465	(827)
Income From Discontinued Operations, Net	—	—	—	71	—	71
Net Loss	$(756)	$(1,346)	$(2,119)	$—	$3,465	$(756)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,046	$1,774	$(229)	$3,591
Costs and Expense:
Cost of Revenue	—	—	800	851	(217)	1,434
Depreciation and Amortization	—	—	429	441	—	870
Selling, General and Administrative	2	—	1,185	198	(12)	1,373
Restructuring Charges	—	—	1	1	—	2
Total Costs and Expenses	2	—	2,415	1,491	(229)	3,679
Operating Income (Loss)	(2)	—	(369)	283	—	(88)
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(199)	(377)	(2)	(8)	—	(586)
Interest income (expense) affiliates, net	795	1,298	(1,891)	(202)	—	—
Equity in net earnings (losses) of subsidiaries	(1,221)	(2,087)	218	—	3,090	—
Other income (expense), net	5	(55)	1	10	—	(39)
Total Other (Expense)	(620)	(1,221)	(1,673)	(200)	3,090	(624)
Income (Loss) before Income Taxes	(622)	(1,221)	(2,042)	83	3,090	(712)
Income Tax (Expense) Benefit	—	—	(1)	92	—	91
Income (Loss) from Continuing Operations	(622)	(1,221)	(2,043)	175	3,090	(621)
Loss From Discontinued Operations, Net	—	—	—	(1)	—	(1)
Net Income (Loss)	$(622)	$(1,221)	$(2,043)	$174	$3,090	$(622)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Broadwing Financial Services, Inc	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,642	$—	$2,283	$(230)	$3,695
Costs and Expense:
Cost of Revenue	—	—	737	—	981	(219)	1,499
Depreciation and Amortization	—	—	412	—	494	—	906
Selling, General and Administrative	2	—	1,108	—	238	(11)	1,337
Restructuring Charges	—	—	9	—	—	—	9
Total Costs and Expenses	2	—	2,266	—	1,713	(230)	3,751
Operating Income (Loss)	(2)	—	(624)	—	570	—	(56)
Other Income (Expense):
Interest income	—	—	1	—	1	—	2
Interest expense	(211)	(374)	(2)	(1)	(7)	—	(595)
Interest income (expense) affiliates, net	795	1,180	(2,057)	—	82	—	—
Equity in net earnings (losses) of subsidiaries	(1,242)	(2,048)	387	—	—	2,903	—
Other income (expense), net	42	—	4	—	(20)	—	26
Total Other Income (Expense)	(616)	(1,242)	(1,667)	(1)	56	2,903	(567)
Income (Loss) before Income Taxes	(618)	(1,242)	(2,291)	(1)	626	2,903	(623)
Income Tax (Expense) Benefit	—	—	2	—	(3)	—	(1)
Income (Loss) from Continuing Operations	(618)	(1,242)	(2,289)	(1)	623	2,903	(624)
Income From Discontinued Operations, Net	—	—	—	—	6	—	6
Net Income (Loss)	$(618)	$(1,242)	$(2,289)	$(1)	$629	$2,903	$(618)

Condensed Consolidating Balance Sheets
December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$618	$292	$—	$918
Restricted cash and securities	—	—	1	9	—	10
Receivables, less allowances for doubtful accounts	—	—	59	589	—	648
Due from (to) affiliates	13,472	14,584	(28,092)	36	—	—
Other	3	16	48	64	—	131
Total Current Assets	13,477	14,606	(27,366)	990	—	1,707
Property, Plant, and Equipment, net	—	—	2,823	5,313	—	8,136
Restricted Cash and Securities	18	—	19	14	—	51
Goodwill and Other Intangibles, net	—	—	481	2,418	—	2,899
Investment in Subsidiaries	(10,718)	(18,467)	3,412	—	25,773	—
Other Assets, net	13	109	6	267	—	395
Total Assets	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$37	$710	$—	$747
Current portion of long-term debt	—	—	2	63	—	65
Accrued payroll and employee benefits	—	—	116	93	—	209
Accrued interest	50	165	—	1	—	216
Current portion of deferred revenue	—	—	107	157	—	264
Other	—	1	52	104	—	157
Total Current Liabilities	50	166	314	1,128	—	1,658
Long-Term Debt, less current portion	1,533	6,688	22	142	—	8,385
Deferred Revenue, less current portion	—	—	612	273	—	885
Other Liabilities	14	116	146	791	—	1,067
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,193	(10,722)	(21,719)	6,668	25,773	1,193
Total Liabilities and Stockholder's Equity (Deficit)	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Condensed Consolidating Balance Sheets
December 31, 2010

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$173	$7	$350	$86	$—	$616
Restricted cash and securities	—	—	1	1	—	2
Receivables, less allowances for doubtful accounts	—	—	46	213	—	259
Due from (to) affiliates	11,927	11,424	(26,113)	2,762	—	—
Other	4	10	41	28	—	83
Current assets of discontinued operations	—	—	—	12	—	12
Total Current Assets	12,104	11,441	(25,675)	3,102	—	972
Property, Plant, and Equipment, net	—	—	2,937	2,348	—	5,285
Restricted Cash and Securities	18	—	21	10	—	49
Goodwill and Other Intangibles, net	—	—	543	1,255	—	1,798
Investment in Subsidiaries	(10,437)	(17,176)	3,575	—	24,038	—
Other Assets, net	9	65	6	81	—	161
NonCurrent assets of discontinued operations	—	—	—	90	—	90
Total Assets	$1,694	$(5,670)	$(18,593)	$6,886	$24,038	$8,355

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$57	$268	$—	$326
Current portion of long-term debt	176	—	2	2	—	180
Accrued payroll and employee benefits	—	—	78	6	—	84
Accrued interest	47	99	—	—	—	146
Current portion of deferred revenue	—	—	115	36	—	151
Other	—	1	45	7	—	53
Current liabilities of discontinued operations	—	—	—	16	—	16
Total Current Liabilities	224	100	297	335	—	956
Long-Term Debt, less current portion	1,612	4,564	24	68	—	6,268
Deferred Revenue, less current portion	—	—	673	63	—	736
Other Liabilities	15	107	154	164	—	440
NonCurrent Liabilities of Discontinued Operations	—	—	—	112	—	112
Commitments and Contingencies
Stockholders' Equity (Deficit)	(157)	(10,441)	(19,741)	6,144	24,038	(157)
Total Liabilities and Stockholder's Equity (Deficit)	$1,694	$(5,670)	$(18,593)	$6,886	$24,038	$8,355

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(176)	$(428)	$293	$699	$—	$388
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(197)	(297)	—	(494)
Decrease (increase) in restricted cash and securities, net	—	—	3	(57)	—	(54)
Proceeds from sale of property, plant, and equipment and other assets	—	—	1	3	—	4
Investments in Global Crossing, net of cash acquired	—	—	—	146	—	146
Net Cash Used in Investing Activities of Continuing Operations	—	—	(193)	(205)	—	(398)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	1,586	—	—	—	1,878
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(521)	(755)	—	(341)	—	(1,617)
Increase (decrease) due from affiliates, net	234	(404)	168	2	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	5	427	168	(339)	—	261
Net Cash Provided by Discontinued Operations	—	—	—	51	—	51
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	(171)	(1)	268	206	—	302
Cash and Cash Equivalents at Beginning of Year	173	7	350	86	—	616
Cash and Cash Equivalents at End of Year	$2	$6	$618	$292	$—	$918

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(156)	$(362)	$76	$781	$—	$339
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(161)	(274)	—	(435)
Decrease in restricted cash and securities, net	—	—	3	—	—	3
Proceeds from sale of property, plant, and equipment and other assets	—	—	2	2	—	4
Net Cash Used in Investing Activities of Continuing Operations	—	—	(156)	(272)	—	(428)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	195	613	—	—	—	808
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(328)	(599)	(1)	(2)	—	(930)
Increase (decrease) due from affiliates, net	226	347	—	(573)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	93	361	(1)	(575)	—	(122)
Net Cash Used in Discontinued Operations	—	—	—	(1)	—	(1)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(8)	—	(8)
Net Change in Cash and Cash Equivalents	(63)	(1)	(81)	(75)	—	(220)
Cash and Cash Equivalents at Beginning of Year	236	8	431	161	—	836
Cash and Cash Equivalents at End of Year	$173	$7	$350	$86	$—	$616

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(142)	$(369)	$(154)	$—	$1,011	$—	$346
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(121)	—	(187)	—	(308)
Decrease in restricted cash and securities, net	—	—	2	—	3	—	5
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	—	1	—	1
Net Cash Used in Investing Activities of Continuing Operations	—	—	(119)	—	(183)	—	(302)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	269	274	—	—	—	—	543
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(518)	(6)	(1)	—	(2)	—	(527)
Increase (decrease) due from affiliates, net	560	99	150	—	(809)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	311	367	149	—	(811)	—	16
Net Cash Provided by Discontinued Operations	—	—	—	—	6	—	6
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	2	—	2
Net Change in Cash and Cash Equivalents	169	(2)	(124)	—	25	—	68
Cash and Cash Equivalents at Beginning of Year	67	10	555	—	136	—	768
Cash and Cash Equivalents at End of Year	$236	$8	$431	$—	$161	$—	$836

(18) Subsequent Events

In January 2012, Level 3 Financing, Inc. completed the offering of $900 million aggregate principal of its 8.625% Senior Notes due 2020 (8.625% Senior Notes.) The offering of the 8.625% Senior Notes was not registered under the Securities Act of 1933, as amended, and the 8.625% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The 8.625% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

In February 2012, a portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The remaining proceeds constitute purchase money indebtedness under the existing indentures of the Company and will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including cash purchase price of any past, pending or future acquisitions.

(19) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(dollars in millions except per share data)
Revenue	$914	$900	$913	$892	$927	$895	$1,579	$904
Gross Margin	557	529	566	534	585	542	919	552
Operating Income (Loss)	(3)	(38)	3	(27)	7	(18)	45	(5)
Net Loss	(204)	(236)	(180)	(168)	(208)	(164)	(164)	(55)
Loss per share (Basic and Diluted)	$(1.82)	$(2.15)	$(1.58)	$(1.52)	$(1.76)	$(1.48)	$(0.80)	$(0.49)
Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the loss per share for each of the four quarters may not equal the loss per share for the year.
In the fourth quarter of 2011, the Company completed the Amalgamation of Global Crossing through a tax free, stock for stock transaction and the disposition of its coal mining business. Operating results have been included through the respective dates of acquisition and sale. The Company recognized a loss of of $27 million related to the redemption of the 3.5% Convertible Senior Notes due in June 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan. As a result of a change in the estimated useful lives of certain of the Company’s property, plant and equipment, the Company had a reduction in depreciation expense of approximately $74 million, which was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011. The Company also recognized $11 million of restructuring charges, and $20 million associated with the impairment of certain wireless spectrum licenses.
In the third quarter of 2011, the Company recognized a loss of approximately $30 million related to the conversion of the 15 Convertible Senior Notes due 2013 and the repurchase of the 3.5% Senior Notes due 2012.
During the second quarter of 2011, the Company recognized a loss of approximately $23 million related to the retirement of its 9.25% Senior Notes due 2014.
During the first quarter of 2011, the Company recognized a loss of approximately $20 million related to the redemption of the 5.25% Convertible Senior Notes due 2011 in February 2011 and exchange of the 9.0% Convertible Senior Discount Notes due 2013.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2012.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE
	Name:	James Q. Crowe
	Title:	Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 28, 2012
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 28, 2012
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2012
/s/ ARCHIE CLEMINS Archie Clemins	Director	February 28, 2012
/s/ JAMES O. ELLIS, JR James O. Ellis, Jr.	Director	February 28, 2012
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 28, 2012

/s/ LEE THENG KIAT Lee Theng Kiat	Director	February 28, 2012
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 28, 2012
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Executive Vice President, Vice Chairman and Director	February 28, 2012
/s/ JOHN T. REED John T. Reed	Director	February 28, 2012
/s/ PETER SEAH LIM HUAT Peter Seah Lim Huat	Director	February 28, 2012
/s/ ALBERT C. YATES Albert C. Yates	Director	February 28, 2012