Form 10-K/A
period 2011-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2012-03-22
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(720) 888-1000
(Registrant’s telephone number,
including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Stock, par value $.01 per share;	New York Stock Exchange
Preferred Stock Purchase Rights

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this "Amendment") to the Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012 (the “Original Filing”), is to correct an error in Level 3 Communications, Inc.'s 2010 presentation of interest on debt in Exhibit 12.1, "Statements RE Computation of Ratios," to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, no financial or other changes have been made to the Original Filing, and no financial or other information included in the Original Filing is being modified, amended or updated in any way by this Amendment. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated March 22, 2012	By: /s/ ERIC J. MORTENSEN
Eric J. Mortensen
Senior Vice President and Controller
(Principal Accounting Officer)