Form 10-Q
period 2012-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2012-05-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 4, 2012:

Common Stock: 216,387,585 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except share data)	2012	2011

Revenue	$1,586	$914

Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	657	357
Depreciation and Amortization	187	203
Selling, General and Administrative	622	357
Restructuring Charges	4	—
Total Costs and Expenses	1,470	917
Operating Income (Loss)	116	(3)
Other Income (Expense):
Interest income	1	—
Interest expense	(189)	(157)
Loss on extinguishment of debt, net	(61)	(20)
Other, net	9	3
Total Other Expense	(240)	(174)
Loss Before Income Taxes	(124)	(177)
Income Tax Expense	(14)	(27)
Loss from Continuing Operations	(138)	(204)
Loss from Discontinued Operations, Net	—	(1)
Net Loss	$(138)	$(205)

Basic and Diluted Loss per Share*
Loss per Share from Continuing Operations	$(0.66)	$(1.82)
Loss per Share from Discontinued Operations	—	(0.01)
Net Loss	$(0.66)	$(1.83)

Shares Used to Compute Basic and Diluted Loss per Share* (in thousands)	209,759	112,079

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2012	2011

Net Loss	$(138)	$(205)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	34	42
Unrealized Holding Gain on Interest Rate Swaps	7	10
Other, net	1	(1)
Other Comprehensive Income, Before Income Taxes	42	51
Income Tax Related to Items of Other Comprehensive Income	—	—
Other Comprehensive Income, Net of Income Taxes	42	51
Comprehensive Loss	$(96)	$(154)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2012
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Other	Total

Balance at December 31, 2011	$39	$(90)	$(29)	$(80)
Change	34	7	1	42
Balance at March 31, 2012	$73	$(83)	$(28)	$(38)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2012	2011

Assets:
Current Assets:
Cash and cash equivalents	$748	$918
Restricted cash and securities	8	10
Receivables, less allowances for doubtful accounts of $28 and $21, respectively	683	648
Other	164	131
Total Current Assets	1,603	1,707
Property, Plant and Equipment, net of accumulated depreciation of $7,871 and $7,678, respectively	8,164	8,136
Restricted Cash and Securities	52	51
Goodwill	2,497	2,541
Other Intangibles, net	333	358
Other Assets, net	425	395
Total Assets	$13,074	$13,188
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$724	$747
Current portion of long-term debt	227	65
Accrued payroll and employee benefits	115	209
Accrued interest	165	216
Current portion of deferred revenue	259	264
Other	145	157
Total Current Liabilities	1,635	1,658
Long-Term Debt, less current portion	8,199	8,385
Deferred Revenue, less current portion	884	885
Other Liabilities	1,047	1,067
Total Liabilities	11,765	11,995
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 293,333,333 shares at March 31, 2012 and December 31, 2011: 216,216,956 issued and outstanding at March 31, 2012 and 207,913,428 issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	13,918	13,706
Accumulated other comprehensive loss	(38)	(80)
Accumulated deficit	(12,573)	(12,435)
Total Stockholders’ Equity	1,309	1,193
Total Liabilities and Stockholders’ Equity	$13,074	$13,188

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2012	2011

Cash Flows from Operating Activities:
Net loss	$(138)	$(205)
Loss from discontinued operations	—	1
Net loss from continuing operations	(138)	(204)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	187	203
Non-cash compensation expense attributable to stock awards	24	25
Loss on extinguishments of debt, net	61	20
Accretion of debt discount and amortization of debt issuance costs	10	13
Accrued interest on long-term debt, net	(49)	(12)
Deferred income taxes	7	26
Gain on sale of property, plant, and equipment and other assets	—	(2)
Other, net	—	2
Changes in working capital items:
Receivables	(26)	(29)
Other current assets	(27)	(9)
Payables	(33)	(5)
Deferred revenue	(13)	(3)
Other current liabilities	(78)	(24)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	(75)	1
Cash Flows from Investing Activities:
Capital expenditures	(138)	(115)
Decrease (increase) in restricted cash and securities, net	1	(1)
Proceeds from the sale of property, plant and equipment and other assets	5	2
Net Cash Used in Investing Activities of Continuing Operations	(132)	(114)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	880	772
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(847)	(198)
Proceeds from stock options exercised	1	—
Net Cash Provided by Financing Activities of Continuing Operations	34	574
Discontinued Operations:
Net cash used in operating activities	—	(1)
Net Cash Used in Discontinued Operations	—	(1)
Effect of Exchange Rates on Cash and Cash Equivalents	3	3
Net Change in Cash and Cash Equivalents	(170)	463
Cash and Cash Equivalents at Beginning of Period	918	616
Cash and Cash Equivalents at End of Period	$748	$1,079

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$228	$156
Income taxes paid, net of refunds	$9	$—
Non-cash Financing Activities:
Long-term debt issued in exchange transaction	$—	$300
Long-term debt retired in exchange transaction	$—	$295
Long-term debt conversion into equity	$100	$—
Premium on long-term debt conversion into equity	$39	$—
Accrued interest conversion into equity	$2	$—

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
Until November 2011, the Company also was engaged in coal mining through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming. The Company completed the sale of its coal mining business on November 14, 2011. See Note 4 - Dispositions.

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing Limited ("Global Crossing"), which thereby became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). See Note 2 - Events Associated with the Amalgamation of Global Crossing.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries in which it has a controlling interest. Prior to the disposition of the coal mining business during the fourth quarter of 2011, the Company's 50% owned mining joint ventures were consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
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
The accompanying consolidated balance sheet as of December 31, 2011, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2011. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Reclassifications
Certain amounts in the prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year's presentation.

(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing, which became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction. As a result of the Amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011), including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent (the “Amalgamation Consideration”) and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the outstanding vested options to purchase Global Crossing common shares were modified into vested options to purchase a number of shares of Level 3's common stock equal to 16 times the number of Global Crossing common shares covered by such Global Crossing options and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for a number of shares of Level 3's common stock equal to 16 times the number of Global Crossing common shares covered by such restricted stock units.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. ("Level 3 Financing") amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche (the "Tranche B II Term Loan."). In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011(see Note 8 — Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing (the “Notes Assumption”), and the funds were released from the escrow account. The net aggregate proceeds from the Tranche B II Term Loan and 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

As a result of the Amalgamation, the Company issued approximately 88.53 million shares of common stock, adjusted for the October 19, 2011 1 for 15 reverse stock split, to former holders of Global Crossing common shares and Global Crossing’s 2% cumulative senior convertible preferred stock, and Level 3 caused the refinancing of approximately $1.36 billion of Global Crossing's outstanding consolidated debt.

Based on (i) the number of Level 3 shares issued (88.53 million as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), (ii) the closing stock price of Level 3 common stock as of October 3, 2011 ($21.15 as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), and (iii) the debt of Global Crossing refinanced ($1.36 billion), the Company estimates that the aggregate consideration for acquisition accounting, including assumed debt, approximated $3.4 billion. The restricted stock units covering Global Crossing common shares settled for Level 3 shares of common stock were reduced in settlement of employee income and payroll tax withholding obligations and the corresponding amounts of approximately $81 million were paid in cash. The premium paid by Level 3 in this transaction is attributable to strategic benefits, including a significantly expanded IP/optical network with global reach including South America, Asia and the Pacific region, an improved credit profile and reduced financial leverage attributed to enhanced financial and operational scale, and the opportunity for investment and network expansion. The Company has a comprehensive portfolio of voice, video, and data services, which operates on a unique global services platform anchored by subsea and terrestrial fiber optic networks in North America, Europe, and Latin America. The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The combined results of operations of Level 3 and Global Crossing are included in the Company's consolidated results of operations beginning in October 2011. The assets acquired and liabilities assumed of Global Crossing were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, requires extensive analysis and is expected to be completed no later than October 4, 2012. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and the determination of the purchase price allocation may be significantly different from the preliminary allocation reflected below.

Preliminary Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents, and Restricted Cash	$226
Property, Plant, and Equipment	3,098
Goodwill	1,069
Identifiable Intangibles	106
Other Assets	680
Total Assets	5,179

Liabilities:
Long-term Debt	(1,554)
Other Liabilities	(1,663)
Total Liabilities	(3,217)
Total Estimated Consideration	$1,962

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

As a result of refinements to the preliminary purchase price allocation that were made during the first quarter of 2012, there were changes to the initial amount of goodwill determined in the fourth quarter of 2011, which have been reflected in the above table. The refinements were primarily a result of changes in the purchase price allocation for estimated tax valuation allowances and reserves.

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of January 1, 2010.

(dollars in millions, except per share data)	Three Months Ended March 31, 2011
Total Revenue	$1,548
Net Loss	(232)
Net Loss per share	$(1.16)

These results include certain adjustments, primarily due to a net decrease in depreciation and amortization expense due to the Company, in connection with the Amalgamation, increasing the estimated useful lives of the acquired conduit, fiber and certain transmission equipment while increasing the fair value of tangible and intangible assets, decreases in interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Amalgamation been completed on January 1, 2010, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense in the Company's consolidated statements of operations. Since the acquisition date, Level 3 incurred total acquisition related transaction costs of approximately $49 million through March 31, 2012. Since the acquisition date, Level 3 incurred total acquisition related integration costs of approximately $47 million through March 31, 2012. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2012.

In April 2011, Level 3 adopted a Stockholder Rights Plan to protect its U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical federal net operating loss carryforwards in the future.

(3) Loss Per Share
The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. The effect of approximately 35 million and 47 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2012 and March 31, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 4 million and 3 million stock options, outperform stock options, restricted stock units and warrants outstanding at March 31, 2012 and March 31, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million, which was included in the consolidated statements of operations within "Income from Discontinued Operations" in the fourth quarter of 2011. Results for 2011, exclusive of the gain on the transaction, were not significant. The financial results of the coal mining business were included in the Company's consolidated results of operations through the date of sale, and the period ended March 31, 2011 has been revised to reflect the presentation within discontinued operations.

The following amounts relate to the operations of the coal business and were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (dollars in millions):

Three Months Ended March 31, 2011
Revenue	$15

Cost of Revenue	15
Depreciation and Amortization	1
Selling, General, and Administrative	—
Total Costs and Expenses	16

Operating Loss	(1)

Total Other Expense	—
Loss From Discontinued Operations, Net	$(1)

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2012 and December 31, 2011 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(588)	$188
Trademarks	55	(7)	48
Patents and Developed Technology	158	(93)	65
	989	(688)	301
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(688)	$333
December 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(571)	$205
Trademarks	55	(3)	52
Patents and Developed Technology	158	(89)	69
	989	(663)	326
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(663)	$358

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company's identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $25 million for the three months ended March 31, 2012 and $25 million for the three months ended March 31, 2011.
At March 31, 2012, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.6 years for customer contracts and relationships, 4.7 years for patents and developed technology and 3.5 years for trademarks.
As of March 31, 2012, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2012 (remaining nine months)	$66
2013	72
2014	61
2015	45
2016	27
2017	13
Thereafter	17
$301

(6) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of March 31, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2012 and December 31, 2011. The interest rate swaps are recorded in the consolidated balance sheets at fair value. See Note 7 - Derivative Financial Instruments. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts and premiums and was $8.4 billion and $8.5 billion as of March 31, 2012 and December 31, 2011, respectively.

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

The table below presents the fair values for each class of Level 3’s liabilities as well as the input levels used to determine these fair values as of March 31, 2012 and December 31, 2011:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$83	$90	$—	$—	$83	$90
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$83	$90	$—	$—	$83	$90
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,568	$2,567	$2,591	$2,518	$—	$—
Senior Notes	4,807	4,716	5,134	4,822	—	—
Convertible Notes	842	939	329	247	969	834
Commercial Mortgage	64	65	—	—	73	73
Capital Leases and Other	145	163	—	—	145	163
Total Long-term Debt, including the current portion:	$8,426	$8,450	$8,054	$7,587	$1,187	$1,070

The Company does not have any assets or liabilities measured using significant unobservable inputs (Level 3).

Derivatives

The interest rate swaps are measured in accordance with the GAAP Fair Value Measurements and Disclosures guidance using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans was approximately $2.6 billion and $2.5 billion at March 31, 2012 and December 31, 2011, respectively.  The fair value of each loan is based on the March 31, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, corporate and loan credit ratings, maturity date (March 2014 and September 2018) and liquidity, among other loan characteristics and relative value across other instruments of similar terms. The interest spread, for the $1.4 billion Tranche A Term Loan is LIBOR plus 2.25% (aggregate principal value) and LIBOR plus 4.25% with a LIBOR floor of 1.5% for the Tranche B II and Tranche B III Term Loans, respectively. See Note 8 - Long-Term Debt for details.

The Term Loans are secured by a pledge of the equity interests in certain U.S.-based subsidiaries of Level 3 Financing; 65% of the equity interests in each of Level 3 Financing’s Canadian subsidiary, and its Bermuda subsidiary that indirectly owns Global Crossing's non-U.S. subsidiaries; and liens on the assets of Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing.  In addition, Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing have provided full and unconditional guarantees of the obligations under the Term Loans.

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $5.1 billion and $4.8 billion at March 31, 2012 and December 31, 2011, respectively, based on market prices. The fair value of each instrument was based on the March 31, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 2.25% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2020) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 are obligations of the Company and are not guaranteed by its subsidiaries.  The remaining Senior Notes are obligations of Level 3 Financing, Inc. and as of April 30, 2012, are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

Convertible Notes

The estimated fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $329 million at March 31, 2012 and $247 million at December 31, 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of March 31, 2012 and December 31, 2011 provided by large financial institutions that trade in the Company’s securities. The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $969 million at March 31, 2012 and $834 million at December 31, 2011. A portion of the Company's 15% Convertible Senior Notes due 2013 were exchanged for equity during the first quarter of 2012, as discussed in Note 8 - Long-Term Debt. To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $73 million at both March 31, 2012 and December 31, 2011, respectively, as compared to the carrying amounts of $64 million and $65 million, respectively.  The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach.  The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

(7) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows.  The Company has floating rate long-term debt (see Note 8 - Long-Term Debt). These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company has designated its interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. The Company does not use derivative financial instruments for speculative purposes.

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

Amounts in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of March 31, 2012 and December 31, 2011, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

	Liability Derivatives
	March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash flow hedging contracts	Other noncurrent liabilities	$83	Other noncurrent liabilities	$90

The amount of gains recognized in Other Comprehensive Loss consists of the following (dollars in millions):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2012	2011

Cash flow hedging contracts	$7	$10

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

		Three Months Ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2012	2011

Cash flow hedging contracts	Interest Expense	$(11)	$(11)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014. The Company estimates that $44 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2012) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

(8) Long-Term Debt

As of March 31, 2012 and December 31, 2011, long-term debt was as follows:

(dollars in millions)	March 31, 2012	December 31, 2011
Senior Secured Term Loan*	$2,600	$2,600
Senior Notes due 2014 (9.25%)	—	807
Floating Rate Senior Notes due 2015 (4.506% as of March 31, 2012 and 4.202% as of December 31, 2011)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	605
Senior Notes due 2019 (9.375%)	500	500
Senior Notes due 2019 (8.125%)	1,200	1,200
Senior Notes due 2020 (8.625%)	900	—
Convertible Senior Notes due 2013 (15.0%)	172	272
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	64	65
Capital Leases	115	131
Other	30	32
Total Debt Obligations	8,502	8,528
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan	(32)	(33)
Premium on Senior Notes due 2014 (9.25%)	—	3
Discount on Senior Notes due 2018 (10.0%)	(10)	(11)
Discount on Senior Notes due 2019 (11.875%)	(10)	(10)
Discount on Senior Notes due 2019 (9.375%)	(9)	(9)
Discount on Senior Notes due 2019 (8.125%)	(9)	(9)
Discount on Convertible Senior Notes due 2015 (7.0%)	(2)	(2)
Discount due to embedded derivative contracts	(4)	(7)
Total Unamortized (Discount) Premium	(76)	(78)
Carrying Value of Debt	8,426	8,450
Less current portion	(227)	(65)
Long-term Debt, less current portion	$8,199	$8,385

* The $1.4 billion Tranche A Term Loan due 2014 had an effective interest rate of 2.73% and 2.65% as of March 31, 2012 and December 31, 2011, respectively, excluding the effect of the $1 billion notional amount interest rate swaps. The $650 million Tranche B II Term Loan due 2018 and the $550 million Tranche B III Term Loan due 2018 had an interest rate of 5.75% as of March 31, 2012 and December 31, 2011.

First Quarter 2012 Debt Issuance and Related Redemption

8.625% Senior Notes due 2020

On January 13, 2012, Level 3 Financing completed the offering of $900 million aggregate principal of its 8.625% Senior Notes due 2020 (the "8.625% Senior Notes"). Debt issuance costs of approximately $20 million were capitalized and are being amortized over the term of the 8.625% Senior Notes. In February 2012, a portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The Company recognized a loss on extinguishment of debt of $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014.

The remaining net proceeds constitute purchase money indebtedness under the existing senior secured credit agreement and indentures of the Company and Level 3 Financing and are being used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including cash purchase price of any past, pending or future acquisitions.

The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes will accrue from January 13, 2012 and will be payable on January 15 and July 15 of each year, beginning on July 15, 2012. The notes are fully and unconditionally guaranteed on an unsubordinated and unsecured basis by the Company and became fully and unconditionally guaranteed by Level 3 Communications, LLC in the second quarter of 2012 (see Note 13 - Subsequent Events). The notes are unsecured, unsubordinated obligations of Level 3 Financing, ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing, and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

The 8.625% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before January 15, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued an unpaid interest. On and after January 15, 2016, Level 3 Financing may redeem all or part of the 8.625% Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning January 15, of the years indicated below:

Year	Redemption Price
2016	104.313%
2017	102.156%
2018	100.000%

In addition, at any time or from time to time on or prior to January 15, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) at a redemption price equal to 108.625% of the principal amount of the 8.625% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than Affiliates of Level 3 or underwritten public offerings of Common Stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.

First Quarter 2012 Debt Exchange

On March 13, 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, the holder of approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 agreed to exchange that debt for approximately 3.7 million shares of Level 3's common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes plus an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on inducement included in loss on extinguishment of debt of $39 million in the first quarter of 2012 as a result of the exchange of the 15% Convertible Senior Notes due 2013.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of March 31, 2012 (dollars in millions):

2012 (remaining nine months)	$47
2013	212
2014	1,425
2015	838
2016	207
2017	706
Thereafter	5,067
$8,502

(9) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
OSO	$2	$2
Restricted Stock Units and Shares	4	4
401(k) Match Expense	7	3
Restricted Stock Unit Bonus Grant	11	16
	24	25
Capitalized Noncash Compensation	—	—
	$24	$25

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of March 31, 2012, there were approximately 1 million outperform stock options (“OSOs”) outstanding. As of March 31, 2012, there were approximately 2 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding. In addition, as of March 31, 2012, there were approximately five hundred thousand non-qualified stock options outstanding.

(10)  Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. As a result of the integration of Global Crossing (see Note 2 - Events Associated with the Amalgamation of Global Crossing) and the sale of the coal business during the fourth quarter of 2011, the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. As a result of these changes, the Company is now comprised of one reportable segment for financial reporting purposes, representing its communications services business. The prior year reportable segment information has been revised to conform with this presentation.

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
The data presented in the following table includes information for the three months ended March 31, 2012 and 2011. Information related to the acquired business is included from the date of acquisition, and information related to dispositions is included through the date of sale.
Total revenue consists of:

1)	Core Network Services revenue from colocation and data center services, transport and fiber, IP and data services, and voice services.

2)
Wholesale Voice Services and Other revenue from long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement", which was obtained through an acquisition in 2005.

The following table provides revenue (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Core Network Services	$1,382	$729
Wholesale Voice Services and Other	204	185
	$1,586	$914

The prior year's revenue by service offering has been revised to conform to the current year's presentation.

(11) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate $306 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as of March 31, 2012. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.
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
Below is a description of material legal proceedings and other contingencies pending at March 31, 2012. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation
The Company is party to a number of purported class action lawsuits involving its right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, the Company obtained the rights to construct its networks from railroads, utilities, and others, and has installed its networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the its fiber optic cable networks pass, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. The Company has defeated motions for class certification in a number of these actions but expects that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against the Company, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.

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

Derivative Action

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In  re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59) (the “State Derivative Action”). The plaintiffs in the action allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaint seeks damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara. The plaintiffs are undertaking further assessment of the State Derivative Action following the final dismissal of a related securities class action lawsuit which was based upon similar allegations. In the event that this action proceeds forward, management believes that the complaint has numerous deficiencies, including that the plaintiffs failed to make a demand on the Company's Board of Directors before filing the suit, and intends to defend this action vigorously.

Peruvian Tax Litigation
Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million in connection with VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total assessments have increased to $88 million.
The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007 SUNAT rejected the Company's administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 in the Tax Court, which is the highest administrative authority. In October 2011, the Tax Court issued a ruling regarding VAT, associated penalties and penalties associated with withholding taxes, adjudicating the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Other than an immaterial amount, all assessed items dismissed by the Tax Court in this ruling remain open for reassessment by SUNAT. While this Tax Court ruling applies only to 2002, the Company believes the Tax Court will issue a similar ruling with respect to 2001, and all material amounts likely to be waived due to procedural defects similarly remain open for reassessment.
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
The Company has appealed the Tax Court's October 2011 decision to the judicial court in Peru. The Company has not received Tax Court rulings for all periods, but it has received adjudications of each substantive issue for at least one period. As a result, the Company expects decisions for the remaining open periods to be consistent with decisions already rendered. The Company intends to appeal any Tax Court verdict with respect to 2001 to the extent consistent with the October 2011 decision in the government's favor, and will protest any reassessment of amounts dismissed by the Tax Court on procedural grounds.
Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $41 million.
Brazilian Tax Claims
In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenues from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenues from the provision of internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002 and July 2009, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on identical issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments have been rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. The objections to the March, April and July 2009 assessments are still pending final administrative decisions.
The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenues from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $57 million in excess of the accruals established for these matters.
Customer Bankruptcy Claim
During 2007 one of the Company's U.S. subsidiaries commenced default and disconnect procedures against a customer for breach of a sales contract for termination of international and domestic wireless and wireline phone service based on the nature of the customer's traffic, which rendered the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against it. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer's alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer was prohibited from assuming the contract in its reorganization proceedings.
The customer filed several counterclaims against the Company alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and for related tort-based claims. The Company notified the customer that the Company would be raising its rates for certain of the services and filed a motion with the bankruptcy court seeking additional adequate assurance for the rate change, or an order allowing the Company to terminate the customer's service. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase. On July 3, 2008, the Court issued an opinion holding that the agreement did not permit the Company to increase the rates in the manner it did and that the Company: (a) breached the sales contract in so doing; and (b) was therefore not entitled to additional adequate assurance or an order terminating service. The Court did, however, permit the Company to amend its complaint to plead a rescission claim (which was filed on July 14, 2008) and to assert other defenses.

The Court dismissed the customer's bankruptcy case by order dated November 25, 2009, and retained the adversary proceeding (including the customer's counterclaim), which has continued. On December 26, 2009, the Company terminated service to the customer. The Company amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping,” and the customer filed an amended answer, affirmative defenses and counterclaims.
On January 14, 2011, the Company filed a motion for summary judgment asserting that the customer was not entitled to recover any damages (other than those based on rescission-type theories) by reason of a limitation of liability provision in the contract and applicable law. On July 22, 2011, the Court issued its decision on the motion. Although the Court held that the limitation of liability provision of the contract was valid and enforceable and barred the customer from pursuing all forms of lost profit damages, the Court refused to exclude the customer's claim for general damages at that point, and permitted that issue to proceed.
Discovery in the action is now concluded and the Court ordered trial to proceed in three separate phases. Trial of the first set of issues commenced on November 14, 2011. After the Court heard testimony from four witnesses, the matter was adjourned until January 23, 2012, at which time further testimony was taken for three days. The customer's most recent damage estimate ranged from approximately $150 million to approximately $450 million. While the final outcome of this matter was uncertain, the Company believed Global Crossing had good defenses that would have limited substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract. However, the precise effect of the application of these defenses was unclear, and the Company therefore elected to settle the case for an amount approximately equal to the accrual that the Company had established for the matter. The settlement agreement was entered into by the parties effective on April 11, 2012, and the parties filed a stipulation with the Court on April 13, 2012, pursuant to which the case was dismissed with prejudice.
Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2012 and December 31, 2011, Level 3 had outstanding letters of credit of approximately $31 million and $33 million, respectively, of which $29 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(12) Condensed Consolidating Financial Information

Level 3 Financing, a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing; however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

In conjunction with the registration of the Senior Notes, other than the 8.125% Senior Notes due 2019 and the 8.625% Senior Notes due 2020, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” See Note 13 - Subsequent Events, for additional information.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$626	$1,023	$(63)	$1,586
Costs and Expense:
Cost of Revenue	—	—	236	481	(60)	657
Depreciation and Amortization	—	—	67	120	—	187
Selling, General and Administrative	1	—	401	223	(3)	622
Restructuring Charges	—	—	—	4	—	4
Total Costs and Expenses	1	—	704	828	(63)	1,470
Operating Income (Loss)	(1)	—	(78)	195	—	116
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(42)	(139)	—	(8)	—	(189)
Interest income (expense) affiliates, net	245	399	(559)	(85)	—	—
Equity in net earnings (losses) of subsidiaries	(301)	(539)	36	—	804	—
Other income (expense), net	(39)	(22)	1	8	—	(52)
Total Other Expense	(137)	(301)	(521)	(85)	804	(240)
Income (Loss) before Income Taxes	(138)	(301)	(599)	110	804	(124)
Income Tax Expense	—	—	(1)	(13)	—	(14)
Net Income (Loss)	(138)	(301)	(600)	97	804	(138)
Other Comprehensive Income, Net of Income Taxes	42	42	—	35	(77)	42
Comprehensive Income (Loss)	$(96)	$(259)	$(600)	$132	$727	$(96)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$560	$406	$(52)	$914
Costs and Expense:
Cost of Revenue	—	—	212	194	(49)	357
Depreciation and Amortization	—	—	103	100	—	203
Selling, General and Administrative	—	—	307	53	(3)	357
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	—	—	622	347	(52)	917
Operating Income (Loss)	—	—	(62)	59	—	(3)
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(57)	(98)	(1)	(1)	—	(157)
Interest income (expense) affiliates, net	210	361	(516)	(55)	—	—
Equity in net earnings (losses) of subsidiaries	(337)	(600)	42	—	895	—
Other income (expense), net	(21)	—	3	1	—	(17)
Total Other Expense	(205)	(337)	(472)	(55)	895	(174)
Income (Loss) before Income Taxes	(205)	(337)	(534)	4	895	(177)
Income Tax Expense	—	—	—	(27)	—	(27)
Loss from Continuing Operations	(205)	(337)	(534)	(23)	895	(204)
Loss From Discontinued Operations, Net	—	—	—	(1)	—	(1)
Net Loss	(205)	(337)	(534)	(24)	895	(205)
Other Comprehensive Income, Net of Income Taxes	51	51	—	41	(92)	51
Comprehensive Income (Loss)	$(154)	$(286)	$(534)	$17	$803	$(154)

Condensed Consolidating Balance Sheets
March 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$6	$421	$320	$—	$748
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	63	620	—	683
Due from (to) affiliates	13,748	14,850	(28,382)	(216)	—	—
Other	3	16	66	79	—	164
Total Current Assets	13,752	14,872	(27,831)	810	—	1,603
Property, Plant, and Equipment, net	—	—	2,833	5,331	—	8,164
Restricted Cash and Securities	18	—	19	15	—	52
Goodwill and Other Intangibles, net	—	—	465	2,365	—	2,830
Investment in Subsidiaries	(10,972)	(18,962)	3,300	—	26,634	—
Other Assets, net	12	119	8	286	—	425
Total Assets	$2,810	$(3,971)	$(21,206)	$8,807	$26,634	$13,074

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$22	$701	$—	$724
Current portion of long-term debt	168	—	2	57	—	227
Accrued payroll and employee benefits	—	—	64	51	—	115
Accrued interest	49	114	—	2	—	165
Current portion of deferred revenue	—	—	109	150	—	259
Other	—	1	42	102	—	145
Total Current Liabilities	218	115	239	1,063	—	1,635
Long-Term Debt, less current portion	1,269	6,780	21	129	—	8,199
Deferred Revenue, less current portion	—	—	616	268	—	884
Other Liabilities	14	110	146	777	—	1,047
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,309	(10,976)	(22,228)	6,570	26,634	1,309
Total Liabilities and Stockholders' Equity (Deficit)	$2,810	$(3,971)	$(21,206)	$8,807	$26,634	$13,074

Condensed Consolidating Balance Sheets
December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$618	$292	$—	$918
Restricted cash and securities	—	—	1	9	—	10
Receivables, less allowances for doubtful accounts	—	—	59	589	—	648
Due from (to) affiliates	13,472	14,584	(28,092)	36	—	—
Other	3	16	48	64	—	131
Total Current Assets	13,477	14,606	(27,366)	990	—	1,707
Property, Plant, and Equipment, net	—	—	2,823	5,313	—	8,136
Restricted Cash and Securities	18	—	19	14	—	51
Goodwill and Other Intangibles, net	—	—	481	2,418	—	2,899
Investment in Subsidiaries	(10,718)	(18,467)	3,412	—	25,773	—
Other Assets, net	13	109	6	267	—	395
Total Assets	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$37	$710	$—	$747
Current portion of long-term debt	—	—	2	63	—	65
Accrued payroll and employee benefits	—	—	116	93	—	209
Accrued interest	50	165	—	1	—	216
Current portion of deferred revenue	—	—	107	157	—	264
Other	—	1	52	104	—	157
Total Current Liabilities	50	166	314	1,128	—	1,658
Long-Term Debt, less current portion	1,533	6,688	22	142	—	8,385
Deferred Revenue, less current portion	—	—	612	273	—	885
Other Liabilities	14	116	146	791	—	1,067
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,193	(10,722)	(21,719)	6,668	25,773	1,193
Total Liabilities and Stockholders' Equity (Deficit)	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(36)	$(184)	$(74)	$219	$—	$(75)
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(61)	(77)	—	(138)
Decrease in restricted cash and securities, net	—	—	1	—	—	1
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	5	—	5
Net Cash Used in Investing Activities	—	—	(60)	(72)	—	(132)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880	—	—	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(825)	—	(22)	—	(847)
Proceeds from stock options exercised	1	—	—	—	—	1
Increase (decrease) due from affiliates, net	34	129	(63)	(100)	—	—
Net Cash Provided by (Used in) Financing Activities	35	184	(63)	(122)	—	34
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	(1)	—	(197)	28	—	(170)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$1	$6	$421	$320	$—	$748

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(56)	$(77)	$—	$134	$—	$1
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(44)	(71)	—	(115)
Increase in restricted cash and securities, net	—	—	—	(1)	—	(1)
Proceeds from sale of property, plant, and equipment and other assets	—	—	1	1	—	2
Net Cash Used in Investing Activities of Continuing Operations	—	—	(43)	(71)	—	(114)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	480	—	—	—	772
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(197)	—	—	(1)	—	(198)
Increase (decrease) due from affiliates, net	3	(403)	472	(72)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	98	77	472	(73)	—	574
Net Cash Used in Discontinued Operations	—	—	—	(1)	—	(1)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	42	—	429	(8)	—	463
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$215	$7	$779	$78	$—	$1,079

(13) Subsequent Events

Debt Registrations

The 8.125% Senior Notes due 2019 issued by Level 3 Financing, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2012, all of the originally placed notes were exchanged for a new issue of 8.125% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and now are freely tradeable. The 8.125% Senior Notes became fully and unconditionally guaranteed by Level 3 Communications, LLC during the first quarter of 2012.

The 8.625% Senior Notes due 2020 issued by Level 3 Financing, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2012, the Company filed a registration statement with the Securities and Exchange Commission for a registered offer to exchange all of the originally placed notes for a new issue of freely tradeable 8.625% Senior Notes due 2020 with identical terms and conditions, other than those related to registration rights. The 8.625% Senior Notes became fully and unconditionally guaranteed by Level 3 Communications, LLC during the second quarter of 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Company's Form 10-K, as amended, for the year ended December 31, 2011 filed with the Securities and Exchange Commission.
This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K, as amended, for the year ended December 31, 2011 filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.
Executive Summary
Overview
The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 20 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.
On October 4, 2011, a wholly owned subsidiary of Level 3 completed its amalgamation with Global Crossing and the amalgamated entity became an indirect wholly owned subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). In addition, after the close of business on October 19, 2011, Level 3 completed a 1 for 15 reverse stock split as previously approved by the Company's stockholders in connection with its announcement to transfer the listing of its common stock to the New York Stock Exchange on October 20, 2011. The reverse stock split automatically combined every fifteen shares of issued and outstanding Level 3 common stock into one share of common stock without any change in the par value per share. All share and per share references for all periods presented have been adjusted to give effect to the reverse stock split.

Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet. The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods presented have been revised to reflect the presentation within discontinued operations.
Business Strategy and Objectives
The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K, as amended, for the year ended December 31, 2011. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

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
The Company's management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company's focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of the Company's services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services in part or in whole.
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
In March 2012, the Company exchanged approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013 for approximately 3.7 million shares of Level 3's common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. See Note 8 - Long-Term Debt in the notes to the consolidated financial statements for additional information.

In January 2012, Level 3 Financing, Inc., a first-tier, wholly owned subsidiary of Level 3, issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were used in February 2012 to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.
The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue and Service Offerings

(dollars in millions)	Three Months Ended March 31,
	2012	2011
Core Network Services:
North America - Wholesale Channel	$381	$327
North America - Enterprise Channel	610	323
EMEA - Wholesale Channel	92	50
EMEA - Enterprise Channel	79	28
EMEA - U.K. Government Channel	48	—
Latin America - Wholesale Channel	34	1
Latin America - Enterprise Channel	138	—
Total Core Network Services	$1,382	$729
Wholesale Voice Services and Other	204	185
Total Revenue	$1,586	$914
Total revenue consists of:

•	Core Network Services revenue from colocation and datacenter services, transport and fiber, IP and data services, and voice services.

•
Wholesale Voice Services and Other revenue from long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement," which was obtained through an acquisition in 2005.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component and the positive cash flows from the Other revenue component of Wholesale Voice Services and Other revenue. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

Core Network Services
Growth in transport and fiber revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport and fiber services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport and fiber services, the Company continues to experience pricing pressure for point-to-point locations, particularly in locations where a large number of carriers co-locate their facilities. An increase in demand may be offset by declines in unit pricing.
Colocation and data center services allow customers to place their network equipment and servers in suitable environments maintained by the Company with high-speed links providing on net access to more than 45 countries. These services are secure, redundant and flexible to fit the varying needs of the Company's customers.  Services include hosting network equipment used to transport high speed data and voice over Level 3's global network; providing managed IT services (hosting), installation, maintenance, storage and monitoring of enterprise services; and providing comprehensive IT outsource solutions.

IP and data services primarily include the Company's high speed Internet protocol service ("IP"), dedicated Internet access ("DIA") service, Asynchronous Transfer mode ("ATM") and frame relay services, virtual private network ("VPN") services, content delivery network ("CDN") service, media delivery service, Vyvx broadcast service and Converged Business Network service. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2011 and expects that this will continue during 2012.

The following provides a discussion of the Company's Core Network Services revenue in terms of the enterprise and wholesale channels.

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium enterprises and regional service providers who buy services regionally or locally, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions. Included in the enterprise channel, but broken out separately in the table above, is the U.K. government channel, which includes revenue primarily from the government sector in the U.K.

•
The wholesale channel includes revenue from incumbent and alternative carriers in each of the regions, global carriers, wireless carriers, cable companies, satellite companies, and voice service providers.

The Company believes that the alignment of Core Network Services around channels should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these channels is supported by dedicated employees in sales. Each of these channels is also supported by non-dedicated, centralized service delivery and management, product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy and human resources.
Wholesale Voice Services and Other
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
The Company also has other revenue derived from mature services that are not critical areas of emphasis for the Company, including revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the "SBC Master Services Agreement," which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company expects ongoing declines in the other revenue component of Wholesale Voice Services and Other similar to what has been experienced over the past several years.
The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the Federal Communications Commission ("FCC"). The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011, the FCC established a prospective intercarrier compensation framework for terminating switched access and Voice Over Internet Protocol ("VoIP") traffic, with elements of it becoming effective beginning on December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges are capped at current levels, and will be reduced to zero over, as relevant to Level 3, a six year transition period beginning July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company earns intercarrier compensation revenue from providing managed modem services, which are declining. The Company also receives intercarrier compensation from its voice services. In this case, intercarrier compensation is reported within Core Network Services revenue.
For a detailed description of the Company's broad range of communications services, please see Item 1. Business - "Our Services Offerings" of the Company's Form 10-K, as amended, for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Critical Accounting Policies
Refer to Item 7 of the Company's Form 10-K, as amended, for the year ended December 31, 2011 for a description of the Company's critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change %

Revenue	$1,586	$914	74%

Cost of Revenue	657	357	84%
Depreciation and Amortization	187	203	(8)%
Selling, General and Administrative	622	357	74%
Restructuring Charges	4	—	NM
Total Costs and Expenses	1,470	917	60%
Operating Income (Loss)	116	(3)	NM
Other Income (Expense):
Interest income	1	—	NM
Interest expense	(189)	(157)	20%
Loss on extinguishment of debt, net	(61)	(20)	205%
Other, net	9	3	200%
Total Other Expense	(240)	(174)	38%
Loss Before Income Taxes	(124)	(177)	(30)%
Income Tax Expense	(14)	(27)	(48)%
Loss from Continuing Operations	(138)	(204)	(32)%
Loss from Discontinued Operations, Net	—	(1)	(100)%
Net Loss	$(138)	$(205)	(33)%
NM — Not meaningful

Discussion of all significant variances:

Total Revenue by Service Offering

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change %
Core Network Services	$1,382	$729	90%
Wholesale Voice Services and Other	204	185	10%
Total Revenue	$1,586	$914	74%

Revenue increased 74% to $1.586 billion in the three months ended March 31, 2012 from $914 million in the same period of 2011. The increase is primarily driven by the additional revenue associated with the Global Crossing acquisition during the fourth quarter of 2011. Excluding revenue from the Global Crossing acquisition, revenue from enterprise customers contributed to the growth in Core Network Services revenue.

The Company experienced growth in each of its service offerings during the three months ended March 31, 2012 compared to the same period in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue growth in IP and data services, voice services, and colocation and datacenter services during the three months ended March 31, 2012 was driven primarily by end customer demand for content delivery over the internet and enterprise bandwidth, as well as increased usage for voice services. Growth in transport and fiber services was relatively flat during the first quarter of 2012.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during the three months ended March 31, 2012 compared to the same period of 2011 primarily as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue increased in the North America and EMEA regions during the three months ended March 31, 2012 compared to the same period of 2011.

Wholesale Voice Services and Other revenue increased in the three months ended March 31, 2012 compared to the same period in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, Wholesale Voice Services and Other revenue decreased in the three months ended March 31, 2012 due to declines in usage. The Company continues to manage its combined wholesale voice services platform for margin growth, and expects continued volatility in revenue as a result of this strategy. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 41% in the three months ended March 31, 2012 compared to 39% in the same period of the prior year. The increase is due to inclusion of costs associated with the Global Crossing acquisition in the current year period compared to the same period of 2011. This increase was partially offset by an improving gross margin mix from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense decreased 8% to $187 million in the three months ended March 31, 2012 from $203 million in the same period of 2011. The decrease is attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense in the first quarter of 2012 compared to the same period of 2011. The change in accounting estimate was applied on a prospective basis effective October 1, 2011 as required under the accounting standard related to changes in accounting estimates. This decrease was partially offset by additional depreciation and amortization as a result of the Global Crossing acquisition.

Selling, General and Administrative ("SG&A") expenses include salaries, wages and related benefits (including non-cash, stock-based compensation expenses), property taxes, travel, insurance, rent, contract maintenance, advertising, accretion expense on asset retirement obligations and other administrative expenses. SG&A expenses also include certain network related expenses such as network facility rent, utilities and maintenance costs.

SG&A expenses increased 74% to $622 million in the three months ended March 31, 2012 compared to $357 million in the same period of 2011. The increase is primarily due to SG&A expenses associated with the Global Crossing acquisition, including integration costs of approximately $15 million, higher employee compensation and related costs as the Company continued to increase its sales, support and customer service delivery headcount since the first quarter of 2011, and merit increases effective in the first quarter of 2012. These increases were partially offset by cost synergies achieved as a result of the Global Crossing acquisition in the three months ended March 31, 2012.

Also included in SG&A expenses in the three months ended March 31, 2012 and 2011, respectively, were $24 million and $25 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan.

Restructuring Charges in the three months ended March 31, 2012 were $4 million compared to less than $1 million in the same period of 2011. The increase in the three months ended March 31, 2012 compared to the same period of 2011 was primarily due to reductions in headcount associated with the Global Crossing acquisition, as the Company had not initiated any significant new workforce reduction plans in 2011.

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
The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net Loss	$(138)	$(205)
Income Tax Expense	14	27
Total Other Expense	240	174
Depreciation and Amortization Expense	187	203
Non-Cash Compensation Expense	24	25
Discontinued Operations of Coal Mining Business	—	1
Adjusted EBITDA	$327	$225

Consolidated Adjusted EBITDA was $327 million in the three months ended March 31, 2012 compared to $225 million in the same period of the prior year. The increase in Adjusted EBITDA in the three months ended March 31, 2012 is primarily attributable to Adjusted EBITDA associated with the Global Crossing acquisition and growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Interest Expense increased 20% to $189 million in the three month ended March 31, 2012 from $157 million in the same period of 2011. Interest expense increased as a result of higher average debt balance for 2012 compared to 2011, including financing associated with the Global Crossing acquisition, partially offset by lower cost of borrowing on new debt.
The Company expects annual interest expense in 2012 to be approximately $730 million based on the Company's outstanding debt as of March 31, 2012, and taking into consideration the current interest rates on the Company's variable rate debt. See Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements for more details regarding the Company's financing activities.
Loss on Extinguishment of Debt, net was $61 million the three months ended March 31, 2012 compared to a loss of $20 million in the three months ended March 31, 2011. The loss recorded during the first quarter of 2012 was related to a charge of approximately $22 million related to the redemption of the 9.25% Senior Notes due 2014 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock. The loss of $20 million recorded in the first quarter of 2011 was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's financing activities.
The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.
Other, net was $9 million of income in the three months ended March 31, 2012 compared to $3 million of income in the same period of the prior year. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $14 million in the three months ended March 31, 2012 compared to $27 million in the same period of 2011. The income tax expense in 2012 was primarily related to income taxes for Latin American entities acquired as part of the Global Crossing acquisition that do not have full valuation allowances. The income tax expense in 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset with deductible temporary differences.

The Company also incurs income tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Loss from Discontinued Operations was $1 million in the three months ended March 31, 2011. Level 3 sold its coal mining business in the fourth quarter of 2011, and accordingly, reflected the coal mining business as discountined operations in 2011.
Financial Condition—March 31, 2012
Cash flows provided by operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011, respectively, are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Net Cash (Used in) Provided by Operating Activities of Continuing Operations	$(75)	$1	$(76)
Net Cash Used in Investing Activities of Continuing Operations	(132)	(114)	(18)
Net Cash Provided by Financing Activities of Continuing Operations	34	574	(540)
Net Cash Used in Discontinued Operations	—	(1)	1
Effect of Exchange Rates on Cash and Cash Equivalents	3	3	—
Net Change in Cash and Cash Equivalents	$(170)	$463	$(633)

Operating Activities of Continuing Operations
Cash used in operating activities of continuing operations was $75 million in the three months ended March 31, 2012 compared with cash provided by operating activities of $1 million in the same period in 2011. The decrease in cash provided by operating activities of continuing operations was primarily due to higher interest paid and an increase in the use of cash for working capital items during the first quarter of 2012.
Investing Activities of Continuing Operations
Cash used in investing activities of continuing operations increased in the three months ended March 31, 2012 compared to the same period of 2011 as a result of additional capital expenditures, which totaled $138 million in the three months ended March 31, 2012 compared to $115 million in the same period of the prior year. The increase was primarily driven by the inclusion of Global Crossing in the Company's results since the acquisition date.
Financing Activities of Continuing Operations
Cash provided by financing activities of continuing operations decreased in the three months ended March 31, 2012 compared to the same period of 2011 as a result of greater payments on and repurchases of debt and capital leases during 2012. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during 2012.
Cash Flows of Discontinued Operations
Net cash used in discontinued operations was $1 million in the three months ended March 31, 2011. The Company completed the sale of its coal mining business on November 14, 2011.
Liquidity and Capital Resources
The Company incurred a net loss of $138 million in the three months ended March 31, 2012 and $205 million in the same period of 2011. In connection with its continuing operations, the Company used $138 million for capital expenditures and $34 million of cash was provided by financing activities in the three months ended March 31, 2012. This compares to $115 million of cash used for capital expenditures and $574 million of cash flows provided by financing activities in the same period of the prior year.
Net cash interest payments are expected to increase to approximately $675 million in 2012 from the $576 million made in 2011 based on forecasted interest rates on the Company's variable rate debt outstanding as of March 31, 2012. Capital expenditures for 2012 are expected to be remain constant as a percentage of revenue with 2011, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of March 31, 2012, the Company had debt contractual obligations, including capital lease and commercial mortgage obligations, and excluding interest, premium and discounts on debt issuance and fair value adjustments, of $47 million in the remaining nine months in 2012, $212 million in 2013 and $1.425 billion in 2014.
In March 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 were exchanged for approximately 3.7 million shares of Level 3's common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes plus an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on extinguishment of $39 million in the first quarter of 2012 as a result of this exchange of the 15% Convertible Senior Notes due 2013. The transaction will reduce cash interest expense by approximately $15 million on an annual basis.
In January 2012, Level 3 Financing, Inc. issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were be used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The Company recognized a loss on extinguishment of $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014. The remaining proceeds constitute purchase money indebtedness under the existing senior secured credit agreement and indentures of Level 3 and will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS Assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including the cash purchase price of any past, pending or future acquisitions.
For information related to financing activities that occurred during 2011, see Item 7 of the Company's Form 10-K, as amended, for the year ended December 31, 2011.
Level 3 had $748 million of cash and cash equivalents on hand at March 31, 2012. In addition, $60 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, and certain operating obligations of the Company. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2012, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2012, was approximately 4.2%.
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
The remaining, or unhedged, variable rate debt of approximately $1.9 billion has a weighted average interest rate of 4.9% at March 31, 2012. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 5.9%) would increase the Company's annual interest expense by approximately $19 million. At March 31, 2012, the Company had $5.6 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.1%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.
Foreign Currency Exchange Rate Risk
The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's consolidated financial statements are reported. Correspondingly, the Company's operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect the Company's operating results.

Item 4.    Controls and Procedures
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. The Company completed the amalgamation of Global Crossing on October 4, 2011. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of Global Crossing. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. “Risk Factors” in Level 3's Form 10-K, as amended, for the year ended December 31, 2011, which could materially affect Level 3's business, financial condition or future results. The risks described in Level 3's Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3's business, financial condition and/or operating results. There has not been a material change from the risk factors included in the Company's Form 10-K, as amended, for the year ended December 31, 2011. The following information is provided to update and supplement the risk factors disclosure included in the Form 10-K.

Level 3's agreements with certain agencies of the U.S. Government impose significant requirements on Level 3. A violation of those agreements could have severe consequences.

Level 3 is party to an agreement with the U.S. Departments of Homeland Security, Justice and Defense addressing the U.S. government's national security and law enforcement concerns. This agreement imposes significant requirements on Level 3 related to information storage and management; traffic management; physical, logical, and network security arrangements; personnel screening and training; and other matters. Level 3 is now also party to an agreement with the U.S. Department of Defense addressing the U.S. government's national security concerns. This agreement imposes significant requirements on Level 3 related to the composition and qualifications of Level 3 Communications, Inc.'s board of directors; the limitation of the influence or control over Level 3 of non-U.S. persons; physical, logical, and network security arrangements; and other matters.

While Level 3 expects to continue to comply fully with its obligations under both of the above-mentioned agreements, it is impossible to eliminate completely the risk of a violation of either. The consequences of a violation of these agreements could be severe, potentially including the revocation of Level 3's FCC licenses in the U.S., which would result in the cessation of Level 3's U.S. operations, and/or the loss of permissions required to do business with the U.S. Government, either of which would have a material adverse effect on Level 3's business, results of operations and financial condition.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA and other anticorruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We currently operate and in the future may operate in a number of jurisdictions that pose a high risk of potential anticorruption violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse effect on our business, financial condition and results of operations.

The U.K. Bribery Act 2010 (the “Bribery Act”) reformed the United Kingdom (“U.K.”) law in relation to bribery and corruption. As well as containing provisions concerning bribery of public officials, the Bribery Act includes a criminal offense of failing to prevent bribery by relevant commercial organizations. This offense applies when any person associated with the organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the U.K., including the Company's subsidiaries. However, it should be noted that it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Under the Bribery Act, it will be a defense to the accusation of failure to prevent bribery for a commercial organization to show that it had in place “adequate procedures” designed to prevent such acts. As with the FCPA, if we are not in compliance with the Bribery Act as well as similar laws in the U.K. or elsewhere that are applicable to our business, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, financial condition, results of operations and liquidity.

Item 6. Exhibits	Exhibits incorporated by reference are indicated in parentheses.
4.1
Supplemental Indenture, dated as of March 22, 2012, among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 8.125% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.'s (the "Company") Current Report on Form 8-K filed on March 22, 2012).

4.2
Supplemental Indenture, dated as of March 22, 2012, among Level 3 Communications, LLC, as guarantor, the Company, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 8.125% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on March 22, 2012).

4.3
Supplemental Indenture, dated as of April 18, 2012, by and among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 18, 2012).

4.4
Supplemental Indenture, dated as of April 18, 2012, among Level 3 Communications, LLC, as guarantor, the Company, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on April 18, 2012).

10.1
Exchange Agreement dated as of March 13, 2012, by and among the Company, Longleaf Partners Fund, a series of the Longleaf Partners Fund Trust, and solely with respect to Sections 3, 5.3 and 5.4 therein, Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 15, 2012).

10.2
Amendment to the Standstill Agreement, dated as of March 15, 2012, by and between the Company and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 15, 2012).

10.3
Amendment to the Rights Agreement dated as of March 15, 2012, by and between the Company and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 15, 2012).

10.4	Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 23, 2012).

10.5	2012 Management Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 23, 2012).
10.6
Employment Agreement, dated as of March 19, 2012, by and among the Company, Level 3 Communications, LLC and James Q. Crowe (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 23, 2012).

10.7
Restrictive Covenant Agreement, dated as of March 19, 2012 by and between the Company, together with its direct and indirect subsidiaries, and James Q. Crowe (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 23, 2012).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Supplementary Stockholders' Equity Information,(iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash flows and (vi) Notes to Consolidated Financial Statements†.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 8, 2012	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer