Form 10-Q
period 2012-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2012-08-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 3, 2012:

Common Stock: 217,115,761 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except share and per share data)	2012	2011	2012	2011

Revenue	$1,586	$913	$3,172	$1,827

Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	648	347	1,305	704
Depreciation and Amortization	191	206	378	409
Selling, General and Administrative	610	357	1,232	714
Restructuring Charges	4	—	8	—
Total Costs and Expenses	1,453	910	2,923	1,827
Operating Income	133	3	249	—
Other Income (Expense):
Interest income	1	—	2	—
Interest expense	(181)	(160)	(370)	(317)
Loss on extinguishment of debt, net	—	(23)	(61)	(43)
Other, net	(7)	3	2	6
Total Other Expense	(187)	(180)	(427)	(354)
Loss Before Income Taxes	(54)	(177)	(178)	(354)
Income Tax Expense	(8)	(3)	(22)	(30)
Loss from Continuing Operations	(62)	(180)	(200)	(384)
Loss from Discontinued Operations, Net	—	(1)	—	(2)
Net Loss	$(62)	$(181)	$(200)	$(386)

Basic and Diluted Loss per Share*
Loss per Share from Continuing Operations	$(0.29)	$(1.58)	$(0.94)	$(3.40)
Loss per Share from Discontinued Operations	—	(0.01)	—	(0.02)
Net Loss	$(0.29)	$(1.59)	$(0.94)	$(3.42)

Shares Used to Compute Basic and Diluted Loss per Share* (in thousands)	216,399	113,589	213,081	112,838

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2012	2011	2012	2011

Net Loss	$(62)	$(181)	$(200)	$(386)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	(66)	8	(32)	50
Unrealized Holding Gain (Loss) on Interest Rate Swaps	9	(2)	16	8
Other, net	1	—	2	(1)
Other Comprehensive Income (Loss), Before Income Taxes	(56)	6	(14)	57
Income Tax Related to Items of Other Comprehensive Income	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	(56)	6	(14)	57
Comprehensive Loss	$(118)	$(175)	$(214)	$(329)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2012
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Other	Total

Balance at December 31, 2011	$39	$(90)	$(29)	$(80)
Change	(32)	16	2	(14)
Balance at June 30, 2012	$7	$(74)	$(27)	$(94)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except share and per share data)	2012	2011

Assets:
Current Assets:
Cash and cash equivalents	$733	$918
Restricted cash and securities	8	10
Receivables, less allowances for doubtful accounts of $30 and $21, respectively	689	648
Other	167	131
Total Current Assets	1,597	1,707
Property, Plant and Equipment, net of accumulated depreciation of $7,977 and $7,678, respectively	8,076	8,136
Restricted Cash and Securities	49	51
Goodwill	2,497	2,541
Other Intangibles, net	308	358
Other Assets, net	420	395
Total Assets	$12,947	$13,188
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$698	$747
Current portion of long-term debt	222	65
Accrued payroll and employee benefits	140	209
Accrued interest	225	216
Current portion of deferred revenue	250	264
Other	119	157
Total Current Liabilities	1,654	1,658
Long-Term Debt, less current portion	8,190	8,385
Deferred Revenue, less current portion	868	885
Other Liabilities	1,021	1,067
Total Liabilities	11,733	11,995
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares at June 30, 2012 and 293,333,333 at December 31, 2011: 216,557,159 issued and outstanding at June 30, 2012 and 207,913,428 issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	13,941	13,706
Accumulated other comprehensive loss	(94)	(80)
Accumulated deficit	(12,635)	(12,435)
Total Stockholders’ Equity	1,214	1,193
Total Liabilities and Stockholders’ Equity	$12,947	$13,188

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2012	2011

Cash Flows from Operating Activities:
Net loss	$(200)	$(386)
Loss from discontinued operations	—	2
Loss from continuing operations	(200)	(384)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	378	409
Non-cash compensation expense attributable to stock awards	53	42
Loss on extinguishments of debt, net	61	43
Accretion of debt discount and amortization of debt issuance costs	21	27
Accrued interest on long-term debt, net	11	23
Deferred income taxes	3	27
Gain on sale of property, plant and equipment and other assets	—	(3)
Other, net	12	(5)
Changes in working capital items:
Receivables	(43)	(26)
Other current assets	(32)	(16)
Payables	(56)	2
Deferred revenue	(23)	(4)
Other current liabilities	(77)	(3)
Net Cash Provided by Operating Activities of Continuing Operations	108	132
Cash Flows from Investing Activities:
Capital expenditures	(318)	(237)
Decrease (increase) in restricted cash and securities, net	4	(34)
Proceeds from the sale of property, plant and equipment and other assets	5	4
Net Cash Used in Investing Activities of Continuing Operations	(309)	(267)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	880	766
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(863)	(662)
Proceeds from stock options exercised	1	—
Net Cash Provided by Financing Activities of Continuing Operations	18	104
Discontinued Operations:
Net cash used in operating activities	—	(1)
Net cash used in investing activities	—	(3)
Net Cash Used in Discontinued Operations	—	(4)
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	3
Net Change in Cash and Cash Equivalents	(185)	(32)
Cash and Cash Equivalents at Beginning of Period	918	616
Cash and Cash Equivalents at End of Period	$733	$584

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$338	$267
Income taxes paid, net of refunds	$19	$1
Non-cash Financing Activities:
Long-term debt conversion into equity	$100	$—
Premium on long-term debt conversion into equity	$39	$—
Accrued interest conversion into equity	$2	$—
Long-term debt issued and proceeds placed into escrow	$—	$600
Long-term debt issued in exchange transaction	$—	$300
Long-term debt retired in exchange transaction	$—	$295

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
The accompanying consolidated balance sheet as of December 31, 2011, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2011. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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
(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing, which became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction. As a result of the Amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011), including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent (the “Amalgamation Consideration”) and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the outstanding vested options to purchase Global Crossing common shares were modified into vested options to purchase a number of shares of Level 3's common stock equal to 16 times the number of Global Crossing common shares covered by such Global Crossing options, and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for a number of shares of Level 3's common stock equal to 16 times the number of Global Crossing common shares covered by such restricted stock units.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. ("Level 3 Financing") amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche (the "Tranche B II Term Loan."). In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011 (see Note 8 — Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing (the “Notes Assumption”), and the funds were released from the escrow account. The net aggregate proceeds from the Tranche B II Term Loan and 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

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

Preliminary Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents, and Restricted Cash	$226
Property, Plant, and Equipment	3,098
Goodwill	1,070
Identifiable Intangibles	106
Other Assets	681
Total Assets	5,181

Liabilities:
Long-term Debt	(1,554)
Other Liabilities	(1,665)
Total Liabilities	(3,219)
Total Estimated Consideration	$1,962

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

As a result of refinements to the preliminary purchase price allocation that were made during the six months ended June 30, 2012, there were changes to the initial amount of goodwill determined in the fourth quarter of 2011, which have been reflected in the above table. The refinements were primarily a result of changes in the purchase price allocation for estimated tax valuation allowances and reserves. There were no significant changes in the purchase price allocation during the three months ended June 30, 2012.

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of January 1, 2010.

(dollars in millions, except per share data)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total Revenue	$1,585	$3,133
Net Loss	$(196)	$(428)
Net Loss per share	$(0.97)	$(2.13)

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

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense and restructuring charges in the Company's consolidated statements of operations during the period that such costs were incurred. Since the acquisition date, Level 3 incurred total acquisition related transaction costs of approximately $49 million through June 30, 2012, which is unchanged from March 31, 2012. Since the acquisition date, Level 3 incurred total acquisition related integration costs of approximately $64 million through June 30, 2012. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2012.

In April 2011, Level 3 adopted a Stockholder Rights Plan to protect its U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. On May 24, 2012, the stockholders of the Company ratified such adoption. This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical federal net operating loss carryforwards in the future.

(3) Loss Per Share
The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. The effect of approximately 35 million and 47 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2012 and June 30, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million and 3 million stock options, outperform stock options, restricted stock units and warrants outstanding at June 30, 2012 and June 30, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million, which was included in the consolidated statements of operations within "Income from Discontinued Operations" in the fourth quarter of 2011. The financial results of the coal mining business were included in the Company's consolidated results of operations through the date of sale, and the three and six month periods ended June 30, 2011 have been revised to reflect the presentation within discontinued operations.

The following amounts relate to the operations of the coal business and were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$19	$34

Cost of Revenue	19	34
Depreciation and Amortization	1	2
Selling, General, and Administrative	—	—
Total Costs and Expenses	20	36

Operating Loss	(1)	(2)

Total Other Expense	—	—
Loss From Discontinued Operations, Net	$(1)	$(2)

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2012 and December 31, 2011 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$775	$(606)	$169
Trademarks	55	(10)	45
Patents and Developed Technology	158	(96)	62
	988	(712)	276
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,020	$(712)	$308
December 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(571)	$205
Trademarks	55	(3)	52
Patents and Developed Technology	158	(89)	69
	989	(663)	326
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(663)	$358

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company's identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $25 million and $50 million for the three and six months ended June 30, 2012 and $24 million and $49 million for the three and six months ended June 30, 2011.
At June 30, 2012, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.4 years for customer contracts and relationships, 4.5 years for patents and developed technology and 3.3 years for trademarks.
As of June 30, 2012, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2012 (remaining six months)	$41
2013	72
2014	61
2015	45
2016	27
2017	13
Thereafter	17
$276

(6) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, interest rate swaps and long-term debt (including the current portion) as of June 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2012 and December 31, 2011. The interest rate swaps are recorded in the consolidated balance sheets at fair value. See Note 7 - Derivative Financial Instruments and Note 13 - Subsequent Events. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts and premiums and was $8.4 billion and $8.5 billion as of June 30, 2012 and December 31, 2011, respectively.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements and disclosures for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The table below presents the fair values for each class of Level 3’s liabilities as well as the input levels used to determine these fair values as of June 30, 2012 and December 31, 2011:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$74	$90	$—	$—	$74	$90
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$74	$90	$—	$—	$74	$90
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,569	$2,567	$2,567	$2,518	$—	$—
Senior Notes	4,807	4,716	5,075	4,822	—	—
Convertible Notes	843	939	284	247	760	834
Commercial Mortgage	64	65	—	—	71	73
Capital Leases and Other	129	163	—	—	129	163
Total Long-term Debt, including the current portion:	$8,412	$8,450	$7,926	$7,587	$960	$1,070

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

Term Loans

The fair value of the Term Loans was approximately $2.6 billion and $2.5 billion at June 30, 2012 and December 31, 2011, respectively.  The fair value of each loan is based on the June 30, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, corporate and loan credit ratings, maturity date (March 2014 and September 2018) and liquidity, among other loan characteristics and relative value across other instruments of similar terms. The interest spread for the $1.4 billion Tranche A Term Loan is LIBOR plus 2.25% (aggregate principal value) and LIBOR plus 4.25% with a LIBOR floor of 1.5% for the Tranche B II and Tranche B III Term Loans, respectively. See Note 8 - Long-Term Debt for details.

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

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $5.1 billion and $4.8 billion at June 30, 2012 and December 31, 2011, respectively, based on market prices. The fair value of each instrument was based on the June 30, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 2.25% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2020) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 were issued by the Company and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

Convertible Notes

The estimated fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $284 million at June 30, 2012 and $247 million at December 31, 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of June 30, 2012 and December 31, 2011 provided by large financial institutions that trade in the Company’s securities. The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $760 million at June 30, 2012 and $834 million at December 31, 2011. A portion of the Company's 15% Convertible Senior Notes due 2013 were exchanged for equity during the first quarter of 2012, as discussed in Note 8 - Long-Term Debt. To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3

Communications, Inc. has provided a guarantee of the Convertible Notes.

Commercial Mortgage

The fair value of the Commercial Mortgage was approximately $71 million at June 30, 2012 and $73 million at December 31, 2011, respectively, as compared to the carrying amounts of $64 million and $65 million, respectively. The Commercial Mortgage is not actively traded and its fair value is estimated by management using a valuation model based on an income approach. The significant inputs used to estimate fair value of this debt instrument using discounted cash flows include the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

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

In March 2007, Level 3 Financing Inc., the Company’s wholly owned subsidiary, entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning in April 2007 and mature in January 2014. The Company uses interest rate swaps to convert specific variable rate debt issuances into fixed rate debt. Under the terms of the interest rate swap transactions, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other.  The Company evaluates the effectiveness of the hedges on a quarterly basis. The Company measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. During the periods presented, these derivatives were used to hedge the variable cash flows associated with existing obligations. The Company recognizes any ineffective portion of the change in fair value of the hedged item in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness for the Company’s cash flow hedges was not material in any period presented. See Note 13 - Subsequent Events for additional information on the interest rate swaps.

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

Amounts in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on the Company’s variable-rate debt. As of June 30, 2012 and December 31, 2011, the Company had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

	Liability Derivatives
	June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash flow hedging contracts	Other noncurrent liabilities	$74	Other noncurrent liabilities	$90

The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (dollars in millions):

Derivatives designated as hedging instruments	2012	2011

Cash flow hedging contracts
Three Months Ended June 30,	$9	$(2)
Six Months Ended June 30,	$16	$8

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	Income Statement Location	2012	2011

Cash flow hedging contracts:
Three Months Ended June 30,	Interest Expense	$(11)	$(12)
Six Months Ended June 30,	Interest Expense	$(22)	$(23)

Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in AOCI. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. Amounts currently included in AOCI will be reclassified to earnings prior to the settlement of these cash flow hedging contracts in 2014. The Company estimates that $44 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2012) will be reclassified into earnings within the next twelve months. The Company’s interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships, and as a result, hedge ineffectiveness was not material in any of the periods presented.

(8) Long-Term Debt

As of June 30, 2012 and December 31, 2011, long-term debt was as follows:

(dollars in millions)	June 30, 2012	December 31, 2011
Senior Secured Term Loan*	$2,600	$2,600
Senior Notes due 2014 (9.25%)	—	807
Floating Rate Senior Notes due 2015 (4.506% as of June 30, 2012 and 4.202% as of December 31, 2011)	300	300
Senior Notes due 2017 (8.75%)	700	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	605
Senior Notes due 2019 (9.375%)	500	500
Senior Notes due 2019 (8.125%)	1,200	1,200
Senior Notes due 2020 (8.625%)	900	—
Convertible Senior Notes due 2013 (15.0%)	172	272
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	64	65
Capital Leases	102	131
Other	27	32
Total Debt Obligations	8,486	8,528
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan	(31)	(33)
Premium on Senior Notes due 2014 (9.25%)	—	3
Discount on Senior Notes due 2018 (10.0%)	(10)	(11)
Discount on Senior Notes due 2019 (11.875%)	(10)	(10)
Discount on Senior Notes due 2019 (9.375%)	(9)	(9)
Discount on Senior Notes due 2019 (8.125%)	(9)	(9)
Discount on Convertible Senior Notes due 2015 (7.0%)	(2)	(2)
Discount due to embedded derivative contracts	(3)	(7)
Total Unamortized (Discount) Premium	(74)	(78)
Carrying Value of Debt	8,412	8,450
Less current portion	(222)	(65)
Long-term Debt, less current portion	$8,190	$8,385

* The $1.4 billion Tranche A Term Loan due 2014 had an effective interest rate of 2.65% as of June 30, 2012 and December 31, 2011, excluding the effect of the $1 billion notional amount interest rate swaps. The $650 million Tranche B II Term Loan due 2018 and the $550 million Tranche B III Term Loan due 2018 had an interest rate of 5.75% as of June 30, 2012 and December 31, 2011.

2012 Debt Issuance, Related Redemption, and Registrations

8.125% Senior Notes due 2019

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

The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes will accrue from January 13, 2012 and will be payable on January 15 and July 15 of each year, beginning on July 15, 2012. The notes are fully and unconditionally guaranteed on an unsubordinated and unsecured basis by the Company and became fully and unconditionally guaranteed by Level 3 Communications, LLC in the second quarter of 2012. The notes are unsecured, unsubordinated obligations of Level 3 Financing, ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing, and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

The 8.625% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before January 15, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On and after January 15, 2016, Level 3 Financing may redeem all or part of the 8.625% Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning January 15, of the years indicated below:

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

The 8.625% Senior Notes due 2020 issued by Level 3 Financing, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2012, all of the originally placed notes were exchanged for a new issue of 8.625% Senior Notes due 2020 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 8.625% Senior Notes became fully and unconditionally guaranteed by Level 3 Communications, LLC during the second quarter of 2012.

2012 Debt Exchange

On March 13, 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, the holder of approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 agreed to exchange that debt for approximately 3.7 million shares of Level 3's common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes which included an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on inducement included in loss on extinguishment of debt of $39 million in the first quarter of 2012 as a result of the exchange of the 15% Convertible Senior Notes due 2013.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of June 30, 2012 (dollars in millions):

2012 (remaining six months)	$32
2013	211
2014	1,425
2015	838
2016	207
2017	706
Thereafter	5,067
$8,486

(9) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OSO	$4	$2	$6	$4
Restricted Stock Units and Shares	14	3	18	7
401(k) Match Expense	6	4	13	7
Restricted Stock Unit Bonus Grant	5	8	16	24
	29	17	53	42
Capitalized Noncash Compensation	—	—	—	—
	$29	$17	$53	$42

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of June 30, 2012, there were approximately 2 million outperform stock options (“OSOs”) outstanding. As of June 30, 2012, there were approximately 4 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding. In addition, as of June 30, 2012, there were approximately five hundred thousand non-qualified stock options outstanding.
During 2012, the Company adopted incentive and retention plans to encourage certain levels of management to remain employed with the Company and to award the achievement of established performance criteria. The non-cash compensation expense for the awards is included in the RSU information above.

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
The data presented in the following table includes information for the three and six months ended June 30, 2012 and June 30, 2011. Information related to the acquired business is included from the date of acquisition, and information related to dispositions is included through the date of sale.
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

The following table provides revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Core Network Services	$1,386	$744	$2,768	$1,473
Wholesale Voice Services and Other	200	169	404	354
	$1,586	$913	$3,172	$1,827

The prior year's revenue by service offering has been revised to conform to the current year's presentation.

(11) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate $274 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as of June 30, 2012. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.
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
Below is a description of material legal proceedings and other contingencies pending at June 30, 2012. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Derivative Action

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which have been consolidated as In  re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59) (the “State Derivative Action”). The plaintiffs in the action allege that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaint seeks damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara. The plaintiffs undertook further assessment of the State Derivative Action following the final dismissal of a related securities class action lawsuit which was based upon similar allegations, and determined not to pursue the action further. The plaintiffs filed a motion for voluntary dismissal and the action was dismissed by the court on June 26, 2012.

Peruvian Tax Litigation
Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million in connection with VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $90 million.

The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected the Company's administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 in the Tax Court, which is the highest administrative authority. In October 2011, the Tax Court issued a ruling regarding VAT, associated penalties and penalties associated with withholding taxes, adjudicating the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Other than an immaterial amount, all assessed items dismissed by the Tax Court in this ruling remain open for reassessment by SUNAT. While this Tax Court ruling applies only to 2002, the Company believes the Tax Court will issue a similar ruling with respect to 2001, and all material amounts likely to be waived due to procedural defects similarly remain open for reassessment.
In November 2011, the Tax Court issued a ruling with respect to assessed 2001 withholding tax, holding that the statute of limitations had run prior to assessment by SUNAT. The Company believes that this adjudication of the withholding tax issue is likely to be final, and the Company expects to win a similar verdict with respect to assessed 2002 withholding tax. However, penalties with respect to withholding tax are not time-barred, and were confirmed in the Tax Court's October 2011 ruling.
The Company has appealed the Tax Court's October 2011 decision to the judicial court in Peru. The Company has not received Tax Court rulings for all periods, but it has received adjudications of each substantive issue for at least one period. As a result, the Company expects decisions for the remaining open periods to be consistent with decisions already rendered. The Company intends to appeal any Tax Court verdict with respect to 2001 to the extent consistent with the October 2011 decision in the government's favor and will protest any reassessment of amounts dismissed by the Tax Court on procedural grounds.
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
Brazilian Tax Claims
In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenues from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenues from the provision of internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments have been rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. The objections to the March, April and July 2009 and May 2012 assessments are still pending final administrative decisions.
The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenues from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $55 million in excess of the accruals established for these matters.

Customer Bankruptcy Claim
During 2007, one of the Company's U.S. subsidiaries commenced default and disconnect procedures against a customer for breach of a sales contract for termination of international and domestic wireless and wireline phone service based on the nature of the customer's traffic, which rendered the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against it. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer's alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer was prohibited from assuming the contract in its reorganization proceedings.
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
The Court dismissed the customer's bankruptcy case by order dated November 25, 2009, and retained the adversary proceeding (including the customer's counterclaim). On December 26, 2009, the Company terminated service to the customer. The Company amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping,” and the customer filed an amended answer, affirmative defenses and counterclaims.
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
After discovery in the action concluded, the Court ordered trial to proceed in three separate phases. Trial of the first set of issues commenced on November 14, 2011. After the Court heard testimony from four witnesses, the matter was adjourned until January 23, 2012, at which time further testimony was taken for three days. The customer's most recent damage estimate ranged from approximately $150 million to approximately $450 million. While the final outcome of this matter was uncertain, the Company believed Global Crossing had good defenses that would have limited substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract. However, the precise effect of the application of these defenses was unclear, and the Company therefore elected to settle the case for an amount approximately equal to the accrual that the Company had established for the matter. The settlement agreement was entered into by the parties effective on April 11, 2012, and the parties filed a stipulation with the Court on April 13, 2012, pursuant to which the case was dismissed with prejudice and payment was rendered during the second quarter of 2012.
Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2012 and December 31, 2011, Level 3 had outstanding letters of credit of approximately $30 million and $33 million, respectively, of which $28 million and

$29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$659	$991	$(64)	$1,586
Costs and Expense:
Cost of Revenue	—	—	244	465	(61)	648
Depreciation and Amortization	—	—	66	125	—	191
Selling, General and Administrative	—	—	393	220	(3)	610
Restructuring Charges	—	—	3	1	—	4
Total Costs and Expenses	—	—	706	811	(64)	1,453
Operating Income (Loss)	—	—	(47)	180	—	133
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(38)	(134)	(1)	(8)	—	(181)
Interest income (expense) affiliates, net	245	403	(558)	(90)	—	—
Equity in net earnings (losses) of subsidiaries	(269)	(538)	25	—	782	—
Other income (expense), net	—	—	2	(9)	—	(7)
Total Other Expense	(62)	(269)	(532)	(106)	782	(187)
Income (Loss) before Income Taxes	(62)	(269)	(579)	74	782	(54)
Income Tax Expense	—	—	(1)	(7)	—	(8)
Net Income (Loss)	(62)	(269)	(580)	67	782	(62)
Other Comprehensive Loss, Net of Income Taxes	(56)	(56)	—	(65)	121	(56)
Comprehensive Income (Loss)	$(118)	$(325)	$(580)	$2	$903	$(118)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,285	$2,014	$(127)	$3,172
Costs and Expense:
Cost of Revenue	—	—	480	946	(121)	1,305
Depreciation and Amortization	—	—	133	245	—	378
Selling, General and Administrative	1	—	791	446	(6)	1,232
Restructuring Charges	—	—	6	2	—	8
Total Costs and Expenses	1	—	1,410	1,639	(127)	2,923
Operating Income (Loss)	(1)	—	(125)	375	—	249
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(80)	(273)	(1)	(16)	—	(370)
Interest income (expense) affiliates, net	490	802	(1,117)	(175)	—	—
Equity in net earnings (losses) of subsidiaries	(570)	(1,077)	61	—	1,586	—
Other income (expense), net	(39)	(22)	3	(1)	—	(59)
Total Other Expense	(199)	(570)	(1,053)	(191)	1,586	(427)
Income (Loss) before Income Taxes	(200)	(570)	(1,178)	184	1,586	(178)
Income Tax Expense	—	—	(2)	(20)	—	(22)
Net Income (Loss)	(200)	(570)	(1,180)	164	1,586	(200)
Other Comprehensive Loss, Net of Income Taxes	(14)	(14)	—	(30)	44	(14)
Comprehensive Income (Loss)	$(214)	$(584)	$(1,180)	$134	$1,630	$(214)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$576	$397	$(60)	$913
Costs and Expense:
Cost of Revenue	—	—	224	180	(57)	347
Depreciation and Amortization	—	—	104	102	—	206
Selling, General and Administrative	1	—	306	53	(3)	357
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	634	335	(60)	910
Operating Income (Loss)	(1)	—	(58)	62	—	3
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(55)	(99)	(1)	(5)	—	(160)
Interest income (expense) affiliates, net	211	358	(515)	(54)	—	—
Equity in net earnings (losses) of subsidiaries	(336)	(572)	36	—	872	—
Other income (expense), net	—	(23)	3	—	—	(20)
Total Other Expense	(180)	(336)	(477)	(59)	872	(180)
Income (Loss) before Income Taxes	(181)	(336)	(535)	3	872	(177)
Income Tax Expense	—	—	—	(3)	—	(3)
Loss from Continuing Operations	(181)	(336)	(535)	—	872	(180)
Loss From Discontinued Operations, Net	—	—	—	(1)	—	(1)
Net Loss	(181)	(336)	(535)	(1)	872	(181)
Other Comprehensive Income, Net of Income Taxes	6	6	—	8	(14)	6
Comprehensive Income (Loss)	$(175)	$(330)	$(535)	$7	$858	$(175)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,136	$803	$(112)	$1,827
Costs and Expense:
Cost of Revenue	—	—	436	374	(106)	704
Depreciation and Amortization	—	—	207	202	—	409
Selling, General and Administrative	1	—	613	106	(6)	714
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	1,256	682	(112)	1,827
Operating Income (Loss)	(1)	—	(120)	121	—	—
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(112)	(197)	(2)	(6)	—	(317)
Interest income (expense) affiliates, net	421	719	(1,031)	(109)	—	—
Equity in net earnings (losses) of subsidiaries	(673)	(1,172)	78	—	1,767	—
Other income (expense), net	(21)	(23)	6	1	—	(37)
Total Other Expense	(385)	(673)	(949)	(114)	1,767	(354)
Income (Loss) before Income Taxes	(386)	(673)	(1,069)	7	1,767	(354)
Income Tax Expense	—	—	—	(30)	—	(30)
Loss from Continuing Operations	(386)	(673)	(1,069)	(23)	1,767	(384)
Loss From Discontinued Operations, Net	—	—	—	(2)	—	(2)
Net Loss	(386)	(673)	(1,069)	(25)	1,767	(386)
Other Comprehensive Income, Net of Income Taxes	57	57	—	49	(106)	57
Comprehensive Income (Loss)	$(329)	$(616)	$(1,069)	$24	$1,661	$(329)

Condensed Consolidating Balance Sheets
June 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$416	$309	$—	$733
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	80	609	—	689
Due from (to) affiliates	13,967	15,192	(29,033)	(126)	—	—
Other	3	16	68	80	—	167
Total Current Assets	13,972	15,214	(28,468)	879	—	1,597
Property, Plant, and Equipment, net	—	—	2,860	5,216	—	8,076
Restricted Cash and Securities	15	—	19	15	—	49
Goodwill and Other Intangibles, net	—	—	450	2,355	—	2,805
Investment in Subsidiaries	(11,287)	(19,554)	3,326	—	27,515	—
Other Assets, net	11	115	10	284	—	420
Total Assets	$2,711	$(4,225)	$(21,803)	$8,749	$27,515	$12,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$8	$689	$—	$698
Current portion of long-term debt	169	—	2	51	—	222
Accrued payroll and employee benefits	—	—	97	43	—	140
Accrued interest	43	181	—	1	—	225
Current portion of deferred revenue	—	—	105	145	—	250
Other	1	1	31	86	—	119
Total Current Liabilities	214	182	243	1,015	—	1,654
Long-Term Debt, less current portion	1,269	6,781	21	119	—	8,190
Deferred Revenue, less current portion	—	—	607	261	—	868
Other Liabilities	14	102	145	760	—	1,021
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,214	(11,290)	(22,819)	6,594	27,515	1,214
Total Liabilities and Stockholders' Equity (Deficit)	$2,711	$(4,225)	$(21,803)	$8,749	$27,515	$12,947

Condensed Consolidating Balance Sheets
December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$618	$292	$—	$918
Restricted cash and securities	—	—	1	9	—	10
Receivables, less allowances for doubtful accounts	—	—	59	589	—	648
Due from (to) affiliates	13,472	14,584	(28,092)	36	—	—
Other	3	16	48	64	—	131
Total Current Assets	13,477	14,606	(27,366)	990	—	1,707
Property, Plant, and Equipment, net	—	—	2,823	5,313	—	8,136
Restricted Cash and Securities	18	—	19	14	—	51
Goodwill and Other Intangibles, net	—	—	481	2,418	—	2,899
Investment in Subsidiaries	(10,718)	(18,467)	3,412	—	25,773	—
Other Assets, net	13	109	6	267	—	395
Total Assets	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$37	$710	$—	$747
Current portion of long-term debt	—	—	2	63	—	65
Accrued payroll and employee benefits	—	—	116	93	—	209
Accrued interest	50	165	—	1	—	216
Current portion of deferred revenue	—	—	107	157	—	264
Other	—	1	52	104	—	157
Total Current Liabilities	50	166	314	1,128	—	1,658
Long-Term Debt, less current portion	1,533	6,688	22	142	—	8,385
Deferred Revenue, less current portion	—	—	612	273	—	885
Other Liabilities	14	116	146	791	—	1,067
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,193	(10,722)	(21,719)	6,668	25,773	1,193
Total Liabilities and Stockholders' Equity (Deficit)	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(144)	$(245)	$(66)	$563	$—	$108
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(123)	(195)	—	(318)
Decrease in restricted cash and securities, net	3	—	—	1	—	4
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	5	—	5
Net Cash Provided by (Used in) Investing Activities	3	—	(123)	(189)	—	(309)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880	—	—	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(825)	—	(38)	—	(863)
Proceeds from stock options exercised	1	—	—	—	—	1
Increase (decrease) due from affiliates, net	140	190	(13)	(317)	—	—
Net Cash Provided by (Used in) Financing Activities	141	245	(13)	(355)	—	18
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(2)	—	(2)
Net Change in Cash and Cash Equivalents	—	—	(202)	17	—	(185)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$2	$6	$416	$309	$—	$733

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(82)	$(180)	$85	$309	$—	$132
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(94)	(143)	—	(237)
Increase in restricted cash and securities, net	—	—	—	(34)	—	(34)
Proceeds from sale of property, plant, and equipment and other assets	—	—	1	3	—	4
Net Cash Used in Investing Activities of Continuing Operations	—	—	(93)	(174)	—	(267)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	474	—	—	—	766
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(197)	(463)	—	(2)	—	(662)
Increase (decrease) due from affiliates, net	(30)	169	8	(147)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	65	180	8	(149)	—	104
Net Cash Used in Discontinued Operations	—	—	—	(4)	—	(4)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	(17)	—	—	(15)	—	(32)
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$156	$7	$350	$71	$—	$584

(13) Subsequent Events

In August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 ("8.875% Senior Notes") in a private offering to "qualified institutional buyers," as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. The new 8.875% Senior Notes were priced to investors at 100% of their principal amount and will mature on June 1, 2019. The 8.875% Senior Notes will not be guaranteed by any of the Company's subsidiaries. The net proceeds from the offering of the notes will be used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.
The 8.875% Senior Notes will not be registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. In connection with the offering, the Company entered into a registration rights agreement pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes.
Also in August 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 ("7% Senior Notes") in a private offering to "qualified institutional buyers," as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. The new 7% Senior Notes were priced to investors at 100% of their principal amount and will mature on June 1, 2020. The 7% Senior Notes are guaranteed on an unsecured basis by Level 3 Communications, Inc., and subject to receipt of applicable regulatory approvals will be guaranteed on an unsecured basis by Level 3 Communications, LLC. The net proceeds from the offering of the notes, along with cash on hand were used to call for redemption all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, Inc., including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged.
The 7% Senior Notes will not be registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. In connection with the offering, the Company and Level 3 Financing, Inc. entered into a registration rights agreement pursuant to which Level 3 and Level 3 Financing, Inc. agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes.
Also in August, 2012, Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") and received consents from the existing lenders to approve certain amendments to the existing senior secured credit facility. The New Term Loans were borrowed pursuant to an amended and restated credit agreement, which reflects the amendments approved by the lenders. The New Term Loans consist of: (a) a $600 million senior secured term loan which matures on February 1, 2016 (the “Tranche B 2016 Loan”), and (b) a $815 million senior secured term loan which matures on August 1, 2019 (the “Tranche B 2019 Loan”). The interest rates on the loans are LIBOR plus 3.25 percent for the Tranche B 2016 Loan and LIBOR plus 3.75 percent for the Tranche B 2019 Loan, with LIBOR set at a minimum of 1.5 percent on both loans. The Tranche B 2016 Loan and the Tranche B 2019 Loan were priced at 99.5 percent and 99.0 percent of par, respectively. The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and will use net proceeds along with cash on hand to repay $15 million in principal amount plus premium for existing vendor financing obligations.

Level 3 Financing, Inc. also has in place two interest rate swap agreements maturing in early 2014 that effectively hedged the interest rate on a portion of the Tranche A Term Loan that was refinanced. As a result of the refinancing, the Company expects that the swap agreements will be deemed “ineffective” under GAAP and it will recognize a non-cash loss on the agreements which could be as much as $66 million (excluding accrued interest) in third quarter of 2012. Going forward, the Company will reflect the change in fair value of the swap in Other Income in its Consolidated Statement of Operations on a quarterly basis until maturity in early 2014.

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
The successful integration of acquired businesses into Level 3, including Global Crossing, is important to the success of Level 3. The Company must identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of any acquisition. Successful integration of any acquired businesses will depend on the Company’s ability to manage the operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate any businesses or operations it acquires, the Company may experience material negative consequences to its business, financial condition or results of operations.
The Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt.
In August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from the offering of the notes will be used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. See Note 13 - Subsequent Events in the notes to the consolidated financial statements for additional information.
Also in August 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to call for redemption all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums. See Note 13 - Subsequent Events in the notes to the consolidated financial statements for additional information.
Also in August 2012, Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") and received consents from existing lenders to approve certain amendments to the existing senior secured credit facility. The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and will use net proceeds along with cash on hand to repay $15 million in principal amount plus premium for existing vendor financing obligations. See Note 13 - Subsequent Events in the notes to the consolidated financial statements for additional information.

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

Revenue and Service Offering

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Core Network Services:
North America - Wholesale Channel	$382	$332	$763	$659
North America - Enterprise Channel	621	331	1,231	654
EMEA - Wholesale Channel	91	51	183	101
EMEA - Enterprise Channel	81	28	160	56
EMEA - U.K. Government Channel	42	—	90	—
Latin America - Wholesale Channel	33	1	67	2
Latin America - Enterprise Channel	136	1	274	1
Total Core Network Services	$1,386	$744	$2,768	$1,473
Wholesale Voice Services and Other	200	169	404	354
Total Revenue	$1,586	$913	$3,172	$1,827
Total revenue consists of:

•	Core Network Services revenue from colocation and datacenter services, transport and fiber, IP and data services, and voice services.

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

The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2011, which has continued in 2012.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change %	2012	2011	Change %

Revenue	$1,586	$913	74%	$3,172	$1,827	74%

Cost of Revenue	648	347	87%	1,305	704	85%
Depreciation and Amortization	191	206	(7)%	378	409	(8)%
Selling, General and Administrative	610	357	71%	1,232	714	73%
Restructuring Charges	4	—	NM	8	—	NM
Total Costs and Expenses	1,453	910	60%	2,923	1,827	60%
Operating Income	133	3	NM	249	—	NM
Other Income (Expense):
Interest income	1	—	NM	2	—	NM
Interest expense	(181)	(160)	13%	(370)	(317)	17%
Loss on extinguishment of debt, net	—	(23)	(100)%	(61)	(43)	42%
Other, net	(7)	3	NM	2	6	(67)%
Total Other Expense	(187)	(180)	4%	(427)	(354)	21%
Loss Before Income Taxes	(54)	(177)	(69)%	(178)	(354)	(50)%
Income Tax Expense	(8)	(3)	167%	(22)	(30)	(27)%
Loss from Continuing Operations	(62)	(180)	(66)%	(200)	(384)	(48)%
Loss from Discontinued Operations, Net	—	(1)	(100)%	—	(2)	(100)%
Net Loss	$(62)	$(181)	(66)%	$(200)	$(386)	(48)%
NM — Not meaningful

Discussion of all significant variances:

Total Revenue by Service Offering

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change %	2012	2011	Change %
Core Network Services	$1,386	$744	86%	$2,768	$1,473	88%
Wholesale Voice Services and Other	200	169	18%	404	354	14%
Total Revenue	$1,586	$913	74%	$3,172	$1,827	74%

Revenue increased 74% to $1.586 billion in the three months ended June 30, 2012 from $913 million in the same period of 2011 and increased 74% to $3.172 billion in the six months ended June 30, 2012 from $1.827 billion in the same period of 2011. The increase is primarily driven by the additional revenue associated with the Global Crossing acquisition completed in the fourth quarter of 2011. Excluding revenue from the Global Crossing acquisition, revenue from enterprise customers contributed to the growth in Core Network Services revenue.

The Company experienced growth in each of its service offerings during the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, strong revenue growth in IP and data services and voice services during the three and six months ended June 30, 2012 was driven primarily by end customer demand for content delivery over the internet and enterprise bandwidth, as well as increased usage for voice services. Growth in transport and fiber services and collocation and datacenter services was more modest during the first half of 2012.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during the three and six months ended June 30, 2012 compared to the same periods of 2011 primarily as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue increased in the North America region during the three and six months ended June 30, 2012 compared to the same periods of 2011.

Wholesale Voice Services and Other revenue increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, Wholesale Voice Services and Other revenue decreased in the three and six months ended June 30, 2012 due to declines in usage. The Company continues to manage its combined wholesale voice services platform for margin growth, and expects continued volatility in revenue as a result of this strategy. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 41% in both the three and six months ended June 30, 2012 compared to 38% and 39% in the same periods of the prior year. The increase is due to inclusion of costs associated with the Global Crossing acquisition, which has lower gross margins, in the current year periods compared to the same periods of 2011. This increase was partially offset by an improving gross margin mix from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense decreased 7% to $191 million in the three months ended June 30, 2012 from $206 million in the same period in 2011 and decreased 8% to $378 million in the six months ended

June 30, 2012 from $409 million in the same period in 2011. The decrease is attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense in the first half of 2012 compared to the same period of 2011. The change in accounting estimate was applied on a prospective basis effective October 1, 2011 as required under the accounting standard related to changes in accounting estimates. This decrease was partially offset by additional depreciation and amortization as a result of the Global Crossing acquisition.

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

SG&A expenses increased 71% to $610 million in the three months ended June 30, 2012 compared to $357 million in the same period of 2011 and increased 73% to $1.232 billion in the six months ended June 30, 2012 from $714 million in the same period in 2011. The increase is primarily due to SG&A expenses associated with the Global Crossing acquisition, including integration costs of approximately $17 million and $32 million for the three and six months ended June 30, 2012, higher employee compensation and related costs as the Company continued to increase its sales, support and customer service delivery headcount since the first half of 2011, and merit increases effective in the first quarter of 2012. These increases were partially offset by cost synergies achieved as a result of the Global Crossing acquisition in the three and six months ended June 30, 2012.

Also included in SG&A expenses in the three and six months ended June 30, 2012 were $29 million and $53 million, respectively, and in the three and six months ended June 30, 2011, $17 million and $42 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan.

Restructuring Charges in the three and six months ended June 30, 2012 were $4 million and $8 million, respectively, compared to less than $1 million in the same periods of 2011. The increase in the three and six months ended June 30, 2012 compared to the same periods of 2011 was primarily due to reductions in headcount associated with the Global Crossing acquisition, as the Company had not initiated any significant new workforce reduction plans in 2011.

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
The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(62)	$(181)	$(200)	$(386)
Income Tax Expense	8	3	22	30
Total Other Expense	187	180	427	354
Depreciation and Amortization Expense	191	206	378	409
Non-Cash Compensation Expense	29	17	53	42
Discontinued Operations of Coal Mining Business	—	1	—	2
Adjusted EBITDA	$353	$226	$680	$451

Consolidated Adjusted EBITDA was $353 million in the three months ended June 30, 2012 compared to $226 million in the same period of 2011 and was $680 million in the six months ended June 30, 2012 compared to $451 million in the same period of 2011. The increase in Adjusted EBITDA in the three and six months ended June 30, 2012 is primarily attributable to Adjusted EBITDA associated with the Global Crossing acquisition and growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Interest Expense increased 13% to $181 million in the three month ended June 30, 2012 from $160 million in the same period of 2011 and increased 17% to $370 million in the six months ended June 30, 2012 from $317 million in the same period of 2011. Interest expense increased as a result of higher average debt balance for 2012 compared to 2011, including financing associated with the Global Crossing acquisition, partially offset by lower cost of borrowing on refinanced debt.
The Company expects annual interest expense in 2012 to be approximately $740 million based on the Company's outstanding debt as of June 30, 2012, and taking into consideration the current interest rates on the Company's variable rate debt and the August 2012 issuance of $300 million aggregate principal amount of 8.875% Senior Notes due 2019, the $775 million aggregate principal amount of 7% Senior Notes due 2020 marketed in August 2012 (including the redemption of the Company's 8.75% Senior Notes due 2017), and the incurrence of $1.415 billion of New Term Loans under the amended and restated credit agreement (along with the repayment of the existing $1.4 billion Tranche A Term Loan and $15 million for existing vendor financing obligations). See Note 8 - Long-Term Debt and Note 13 - Subsequent Events of the Notes to Consolidated Financial Statements for more details regarding the Company's financing activities.

Loss on Extinguishment of Debt, net was nil and $61 million in the three and six months ended June 30, 2012, compared to a loss of $23 million and $43 million in the three and six months ended June 30, 2011. The loss recorded during 2012 was related to a charge of approximately $22 million related to the redemption of the 9.25% Senior Notes due 2014 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock. The loss recorded during 2011 was related to a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 redeemed in April 2011 and a $20 million charge recorded in the first quarter of 2011 resulting from the redemption of the 5.25% Convertible Senior Notes due 2011 in February 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013 in January 2011. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's financing activities.
The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.
Other, net was $7 million of expense and $2 million of income in the three and six months ended June 30, 2012 compared to $3 million and $6 million of income in the same periods of the prior year. Other, net is primarily comprised of foreign currency gains and losses, gains and losses on the sale of non-operating assets and other income.

Income Tax Expense was $8 million and $22 million in the three and six months ended June 30, 2012 compared to $3 million and $30 million in the same periods of 2011. The income tax expense in 2012 was primarily related to income taxes for Latin American entities acquired as part of the Global Crossing acquisition. The income tax expense during the six months ended June 30, 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset with deductible temporary differences.

The Company also incurs income tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Loss from Discontinued Operations was $1 million and $2 million in the three and six months ended June 30, 2011, respectively. Level 3 sold its coal mining business in the fourth quarter of 2011, and accordingly, reflected the coal mining business as discontinued operations in 2011.
Financial Condition — For the six months ended June 30, 2012 and 2011
Cash flows provided by operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2011, respectively, are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Net Cash Provided by Operating Activities of Continuing Operations	$108	$132	$(24)
Net Cash Used in Investing Activities of Continuing Operations	(309)	(267)	(42)
Net Cash Provided by Financing Activities of Continuing Operations	18	104	(86)
Net Cash Used in Discontinued Operations	—	(4)	4
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	3	(5)
Net Change in Cash and Cash Equivalents	$(185)	$(32)	$(153)

Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations was $108 million in the six months ended June 30, 2012 compared with cash provided by operating activities of $132 million in the same period in 2011. The decrease in cash provided by operating activities of continuing operations was primarily due to higher interest paid and an increase in the use of cash for working capital items, including a reduction in payables related to legacy Global Crossing suppliers, during the first half of 2012.
Investing Activities of Continuing Operations
Cash used in investing activities of continuing operations increased in the six months ended June 30, 2012 compared to the same period of 2011 as a result of additional capital expenditures, which totaled $318 million in the six months ended June 30, 2012 compared to $237 million in the same period of the prior year. The increase was primarily driven by the inclusion of Global Crossing in the Company's results since the acquisition date.
Financing Activities of Continuing Operations
Cash provided by financing activities of continuing operations decreased in the six months ended June 30, 2012 compared to the same period of 2011 as a result of greater payments on and repurchases of debt and capital leases during 2012. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during 2012.
Cash Flows of Discontinued Operations
Net cash used in discontinued operations was $4 million in the six months ended June 30, 2011. The Company completed the sale of its coal mining business on November 14, 2011.
Liquidity and Capital Resources
The Company incurred a net loss of $200 million in the six months ended June 30, 2012 and $386 million in the same period of 2011. In connection with its continuing operations, the Company used $318 million for capital expenditures and $18 million of cash was provided by financing activities in the six months ended June 30, 2012. This compares to $237 million of cash used for capital expenditures and $104 million of cash flows provided by financing activities in the same period of the prior year.
Net cash interest payments are expected to increase to approximately $710 million in 2012 from the $576 million made in 2011 based on forecasted interest rates on the Company's variable rate debt outstanding as of June 30, 2012 and the August 2012 issuance of $300 million aggregate principal amount of 8.875% Senior Notes due 2019, the $775 million aggregate principal amount of 7% Senior Notes due 2020 marketed in August 2012 (including the redemption of the Company's 8.75% Senior Notes due 2017), and the incurrence of $1.415 billion of New Term Loans under the amended and restated credit agreement (along with the repayment of the existing $1.4 billion Tranche A Term Loan and $15 million for existing vendor financing obligations).
Capital expenditures for 2012 are expected to remain constant as a percentage of revenue with 2011, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of June 30, 2012, the Company had debt contractual obligations, including capital lease and commercial mortgage obligations, and excluding interest, premium and discounts on debt issuance and fair value adjustments, of $32 million in the remaining six months in 2012, $211 million in 2013 and $1.425 billion in 2014.
In August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from the offering of the notes will be used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.
Also in August 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amoun

t of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to call for redemption all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums.
Also in August 2012, Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion and received consents from existing lenders to approve certain amendments to the existing senior secured credit facility. The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and will use net proceeds along with cash on hand to repay $15 million in principal amount plus premium for existing vendor financing obligations.
In March 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 were exchanged for approximately 3.7 million shares of Level 3's common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes which included an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on extinguishment of $39 million in the first quarter of 2012 as a result of this exchange of the 15% Convertible Senior Notes due 2013. The transaction will reduce cash interest expense by approximately $15 million on an annual basis.
In January 2012, Level 3 Financing, Inc. issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The Company recognized a loss on extinguishment of $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014. The remaining proceeds constitute purchase money indebtedness under the existing senior secured credit agreement and indentures of Level 3 and will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS Assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including the cash purchase price of any past, pending or future acquisitions.
For information related to financing activities that occurred during 2011, see Item 7 of the Company's Form 10-K, as amended, for the year ended December 31, 2011.
Level 3 had $733 million of cash and cash equivalents on hand at June 30, 2012. In addition, $57 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, and certain operating obligations of the Company. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Level 3 is subject to market risks arising from changes in interest rates. As of June 30, 2012, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2012, was approximately 4.1%.
In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt. See Note 13 - Subsequent Events of the Notes to Consolidated Financial Statements for more details regarding the Company's interest rate swaps.
The remaining, or unhedged, variable rate debt of approximately $1.9 billion has a weighted average interest rate of 4.9% at June 30, 2012. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 5.9%) would increase the Company's annual interest expense by approximately $19 million. At June 30, 2012, the Company had $5.6 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 9.1%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.
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

Item 4.    Controls and Procedures
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. The Company completed the amalgamation of Global Crossing on October 4, 2011. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of Global Crossing. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. “Risk Factors” in Level 3's Form 10-K, as amended, for the year ended December 31, 2011, which could materially affect Level 3's business, financial condition or future results. The risks described in Level 3's Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3's business, financial condition and/or operating results. There has not been a material change from the risk factors included in the Company's Form 10-K, as amended, for the year ended December 31, 2011, as supplemented by the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

Item 6. Exhibits	Exhibits incorporated by reference are indicated in parentheses.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc.
3.1.2	Conformed Copy of Restated Certificate of Incorporation of Level 3 Communications, Inc.
10.1	Level 3 Communications, Inc. Stock Plan, effective May 24, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 25, 2012).
12	Statements Re Computation of Ratios.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Supplementary Stockholders' Equity Information,(iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash flows and (vi) Notes to Consolidated Financial Statements†.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 6, 2012	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer