Form 10-Q
period 2012-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2012-11-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 2, 2012:

Common Stock: 217,902,512 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Revenue	$1,590	$927	$4,762	$2,754

Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	642	342	1,947	1,046
Depreciation and Amortization	185	203	563	612
Selling, General and Administrative	619	375	1,851	1,089
Restructuring Charges	6	—	14	—
Total Costs and Expenses	1,452	920	4,375	2,747
Operating Income	138	7	387	7
Other Income (Expense):
Interest income	—	—	2	—
Interest expense	(188)	(178)	(558)	(495)
Loss on extinguishment of debt, net	(49)	(30)	(110)	(73)
Other, net	(54)	(1)	(52)	5
Total Other Expense	(291)	(209)	(718)	(563)
Loss Before Income Taxes	(153)	(202)	(331)	(556)
Income Tax Expense	(13)	(6)	(35)	(36)
Loss from Continuing Operations	(166)	(208)	(366)	(592)
Income (Loss) from Discontinued Operations, Net	—	1	—	(1)
Net Loss	$(166)	$(207)	$(366)	$(593)

Basic and Diluted Loss per Share*
Loss per Share from Continuing Operations	$(0.76)	$(1.76)	$(1.71)	$(5.17)
Income (Loss) per Share from Discontinued Operations	—	0.01	—	(0.01)
Net Loss per Share	$(0.76)	$(1.75)	$(1.71)	$(5.18)

Shares Used to Compute Basic and Diluted Loss per Share* (in thousands)	217,301	118,067	214,498	114,585

*Adjusted to give effect to the 1 for 15 reverse stock split that became effective on October 19, 2011. See Note 1 - Organization and Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2012	2011	2012	2011

Net Loss	$(166)	$(207)	$(366)	$(593)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	48	(40)	16	10
Holding Gain on Interest Rate Swaps, including Reclassification Gains	74	2	90	10
Other, net	—	14	2	13
Other Comprehensive Income (Loss), Before Income Taxes	122	(24)	108	33
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	122	(24)	108	33
Comprehensive Loss	$(44)	$(231)	$(258)	$(560)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2012
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Other	Total

Balance at December 31, 2011	$39	$(90)	$(29)	$(80)
Change	16	90	2	108
Balance at September 30, 2012	$55	$—	$(27)	$28

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except share data)	2012	2011

Assets:
Current Assets:
Cash and cash equivalents	$793	$918
Restricted cash and securities	8	10
Receivables, less allowances for doubtful accounts of $27 and $21, respectively	748	648
Other	186	131
Total Current Assets	1,735	1,707
Property, Plant and Equipment, net of accumulated depreciation of $8,183 and $7,678, respectively	8,191	8,136
Restricted Cash and Securities	39	51
Goodwill	2,565	2,541
Other Intangibles, net	287	358
Other Assets, net	399	395
Total Assets	$13,216	$13,188
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$719	$747
Current portion of long-term debt	213	65
Accrued payroll and employee benefits	163	209
Accrued interest	166	216
Current portion of deferred revenue	260	264
Other	122	157
Total Current Liabilities	1,643	1,658
Long-Term Debt, less current portion	8,496	8,385
Deferred Revenue, less current portion	841	885
Other Liabilities	1,032	1,067
Total Liabilities	12,012	11,995
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares at September 30, 2012 and 293,333,333 at December 31, 2011: 217,710,720 issued and outstanding at September 30, 2012 and 207,913,428 issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	13,975	13,706
Accumulated other comprehensive income (loss)	28	(80)
Accumulated deficit	(12,801)	(12,435)
Total Stockholders’ Equity	1,204	1,193
Total Liabilities and Stockholders’ Equity	$13,216	$13,188

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2012	2011

Cash Flows from Operating Activities:
Net loss	$(366)	$(593)
Loss from discontinued operations	—	1
Loss from continuing operations	(366)	(592)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	563	612
Non-cash compensation expense attributable to stock awards	102	68
Loss on extinguishments of debt, net	110	73
Loss on interest rate swaps	60	—
Accretion of debt discount and amortization of debt issuance costs	33	45
Accrued interest on long-term debt, net	(47)	36
Deferred income taxes	18	34
Gain on sale of property, plant and equipment and other assets	—	(2)
Other, net	(16)	(6)
Changes in working capital items:
Receivables	(120)	(70)
Other current assets	(28)	(12)
Payables	(42)	10
Deferred revenue	(45)	(6)
Other current liabilities	(44)	9
Net Cash Provided by Operating Activities of Continuing Operations	178	199
Cash Flows from Investing Activities:
Capital expenditures	(545)	(346)
Decrease (increase) in restricted cash and securities, net	15	(63)
Proceeds from the sale of property, plant and equipment and other assets	5	4
Other	(13)	—
Net Cash Used in Investing Activities of Continuing Operations	(538)	(405)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	3,317	765
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(3,088)	(711)
Proceeds from stock options exercised	5	—
Net Cash Provided by Financing Activities of Continuing Operations	234	54
Discontinued Operations:
Net cash used in investing activities	—	(4)
Net Cash Used in Discontinued Operations	—	(4)
Effect of Exchange Rates on Cash and Cash Equivalents	1	1
Net Change in Cash and Cash Equivalents	(125)	(155)
Cash and Cash Equivalents at Beginning of Period	918	616
Cash and Cash Equivalents at End of Period	$793	$461

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$572	$414
Income taxes paid, net of refunds	$25	$1
Non-cash Financing Activities:
Long-term debt conversion into equity	$100	$128
Premium on long-term debt conversion into equity	$39	$—
Accrued interest conversion into equity	$2	$—
Long-term debt issued and proceeds placed into escrow	$—	$1,200
Long-term debt issued in exchange transaction	$—	$300
Long-term debt retired in exchange transaction	$—	$295

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
As part of its consolidation policy, the Company considers its controlled subsidiaries, investments in businesses in which the Company is not the primary beneficiary or does not have effective control but has the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give the Company rights to economic risks or rewards of a legal entity.
The accompanying consolidated balance sheet as of December 31, 2011, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2011. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Reclassifications
Certain amounts in the prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current period's presentation.
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance that allows companies to consider qualitative factors when testing indefinite-lived intangible assets for impairment. Current GAAP requires an entity to perform a two step test in which the first step involves estimating the fair value of indefinite-lived intangible assets and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation required as part of the quantitative assessment. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step indefinite-lived intangible assets impairment evaluation, or the quantitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

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

Based on (i) the number of Level 3 shares issued (88.53 million as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), (ii) the closing stock price of Level 3 common stock as of October 3, 2011 ($21.15 as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), and (iii) the debt of Global Crossing refinanced ($1.36 billion), the Company determined that the aggregate consideration for acquisition accounting, including assumed debt, approximated $3.4 billion. The restricted stock units covering Global Crossing common shares settled for Level 3 shares of common stock were reduced in settlement of employee income and payroll tax withholding obligations and the corresponding amounts of approximately $81 million were paid in cash. The premium paid by Level 3 in this transaction is attributable to strategic benefits, including a significantly expanded IP/optical network with global reach including South America, Asia and the Pacific region, an improved credit profile and reduced financial leverage attributed to enhanced financial and operational scale, and the opportunity for investment and network expansion. The Company has a comprehensive portfolio of voice, video and data services, which operates on a unique global services platform anchored by subsea and terrestrial fiber optic networks in North America, Europe and Latin America. The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The combined results of operations of Level 3 and Global Crossing are included in the Company's consolidated results of operations beginning in October 2011. The assets acquired and liabilities assumed of Global Crossing were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units was completed in October 2012. The following is the final allocation of the purchase price.

Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents, and Restricted Cash	$226
Property, Plant, and Equipment	3,098
Goodwill	1,123
Identifiable Intangibles	106
Other Assets	651
Total Assets	5,204

Liabilities:
Long-term Debt	(1,554)
Other Liabilities	(1,688)
Total Liabilities	(3,242)
Total Estimated Consideration	$1,962

Level 3 entered into certain transactions with Global Crossing prior to completing the Amalgamation, whereby Level 3 received cash for communications services to be provided in the future, which it accounted for as deferred revenue. As a result of the Amalgamation, Level 3 could no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Amalgamation by $77 million, the amount of the unamortized deferred revenue as of the acquisition date.

As a result of refinements to the preliminary purchase price allocation that were made during the nine months ended September 30, 2012, there were changes to the initial amount of goodwill determined in the fourth quarter of 2011, which have been reflected in the above table. The refinements were primarily a result of changes in the purchase price allocation for estimated tax valuation allowances and reserves. These changes are the result of additional information obtained since the filing of the Company's Form 10-K for the year ended December 31, 2011. The effect of the adjustments did not result in a material change to previously reported amounts.

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of January 1, 2010.

(dollars in millions, except per share data)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total Revenue	$1,606	$4,739
Net Loss	$(224)	$(652)
Net Loss per share	$(1.08)	$(3.21)

These results include certain adjustments, primarily due to a net decrease in depreciation and amortization expense due to the Company, in connection with the Amalgamation, increasing the estimated useful lives of the acquired conduit, fiber and certain transmission equipment while increasing the fair value of tangible and intangible assets, decreases in interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The unaudited pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Amalgamation been completed on January 1, 2010, nor is it representative of future operating results of the Company. The unaudited pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense and restructuring charges in the Company's consolidated statements of operations during the period that such costs were incurred. Since the acquisition date, Level 3 incurred total acquisition related transaction costs of approximately $49 million through September 30, 2012, which is unchanged from December 31, 2011. Since the acquisition date, Level 3 incurred total acquisition related integration costs of approximately $82 million through September 30, 2012. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2012.

In April 2011, Level 3 adopted a Stockholder Rights Plan to protect its U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. On May 24, 2012, the stockholders of the Company ratified such adoption. This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical U.S. federal net operating loss carryforwards in the future.

(3) Loss Per Share
The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock based compensation awards and other dilutive securities. The effect of approximately 35 million and 47 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2012 and September 30, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 7 million and 3 million stock options, outperform stock options, restricted stock units and warrants outstanding at September 30, 2012 and September 30, 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million, which was included in the consolidated statements of operations within "Income from Discontinued Operations" in the fourth quarter of 2011. The financial results of the coal mining business were included in the Company's consolidated results of operations through the date of sale, and the three and nine month periods ended September 30, 2011 have been revised to reflect the presentation within discontinued operations.

The following amounts relate to the operations of the coal business and were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$20	$54

Cost of Revenue	18	52
Depreciation and Amortization	1	3
Selling, General, and Administrative	—	—
Total Costs and Expenses	19	55

Operating Income (Loss)	1	(1)

Total Other Expense	—	—
Income (Loss) From Discontinued Operations, Net	$1	$(1)

(5) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2012 and December 31, 2011 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(620)	$156
Trademarks	55	(14)	41
Patents and Developed Technology	158	(100)	58
	989	(734)	255
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(734)	$287
December 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(571)	$205
Trademarks	55	(3)	52
Patents and Developed Technology	158	(89)	69
	989	(663)	326
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(663)	$358

The gross carrying amount of identifiable acquisition-related intangible assets in the table above is subject to change due to foreign currency fluctuations, as a portion of the Company's identifiable acquisition-related intangible assets are related to foreign subsidiaries.

Acquired finite-lived intangible asset amortization expense was $21 million and $71 million for the three and nine months ended September 30, 2012 and $23 million and $72 million for the three and nine months ended September 30, 2011.
At September 30, 2012, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 3.2 years for customer contracts and relationships, 4.2 years for patents and developed technology and 3 years for trademarks.

As of September 30, 2012, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2012 (remaining three months)	$18
2013	73
2014	62
2015	45
2016	28
2017	13
Thereafter	16
$255

(6) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion) as of September 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2012 and December 31, 2011. The interest rate swaps are recorded in the consolidated balance sheets at fair value. See Note 7 - Derivative Financial Instruments and Note 8 - Long-Term Debt. The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts and premiums and was $8.7 billion and $8.5 billion as of September 30, 2012 and December 31, 2011, respectively.

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

The table below presents the fair values for each class of Level 3’s liabilities as well as the input levels used to determine these fair values as of September 30, 2012 and December 31, 2011:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$63	$90	$—	$—	$63	$90
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$63	$90	$—	$—	$63	$90
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,574	$2,567	$2,627	$2,518	$—	$—
Senior Notes	5,183	4,716	5,590	4,822	—	—
Convertible Notes	845	939	291	247	763	834
Commercial Mortgage	—	65	—	—	—	73
Capital Leases and Other	107	163	—	—	107	163
Total Long-term Debt, including the current portion:	$8,709	$8,450	$8,508	$7,587	$870	$1,070

The Company does not have any assets or liabilities measured using significant unobservable inputs (Level 3).

Derivatives

The fair value of interest rate swaps are estimated in accordance with the GAAP Fair Value Measurements and Disclosures guidance using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans was approximately $2.6 billion and $2.5 billion at September 30, 2012 and December 31, 2011, respectively. The fair value of each loan is based on the September 30, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, corporate and loan credit ratings, maturity date (March 2014, February 2016, September 2018 and August 2019) and liquidity, among other loan characteristics and relative value across other instruments of similar terms. The interest spreads for the $1.4 billion Tranche A Term Loan was LIBOR plus 2.25% (aggregate principal value) and is LIBOR plus 4.25% with a LIBOR floor of 1.5% for the Tranche B II and Tranche B III Term Loans, respectively. The interest spreads are LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with the LIBOR floor set at a minimum of 1.5% on both loans.

On August 6, 2012, the Tranche A Term Loan was refinanced. See Note 8 - Long-Term Debt for details.

The Term Loans are secured by a pledge of the equity interests in certain U.S.-based subsidiaries of Level 3 Financing; 65% of the equity interests in each of Level 3 Financing’s Canadian subsidiary and its Bermuda subsidiary that indirectly owns Global Crossing's non-U.S. subsidiaries; and liens on the assets of Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing.  In addition, Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing have provided full and unconditional guarantees of the obligations under the Term Loans. However, the Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan have not yet been guaranteed by Level 3 Communications, LLC, an indirect, wholly owned subsidiary of the Company, and certain of its domestic subsidiaries due to the need for regulatory approvals, which are being sought.

Senior Notes

The estimated fair value of the Company’s Senior Notes approximated $5.6 billion and $4.8 billion at September 30, 2012 and December 31, 2011, respectively, based on market prices. The fair value of each instrument was based on the September 30, 2012 and December 31, 2011 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2020) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by the Company and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and, other than the 7% Senior Notes due 2020, by Level 3 Communications, LLC. Regulatory approval is being sought to enable Level 3 Communications, LLC to guarantee the 7% Senior Notes due 2020.

Convertible Notes

The estimated fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $291 million at September 30, 2012 and $247 million at December 31, 2011. The fair value of the Company’s actively traded Convertible Notes is based on the trading quotes as of September 30, 2012 and December 31, 2011 provided by large financial institutions that trade in the Company’s securities. The estimated fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, approximated $763 million at September 30, 2012 and $834 million at December 31, 2011. A portion of the Company's 15% Convertible Senior Notes due 2013 were exchanged for equity during the first quarter of 2012, as discussed in Note 8 - Long-Term Debt. To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-

adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Commercial Mortgage

During the third quarter of 2012, the outstanding principal of the Commercial Mortgage was fully repaid. See Note 8 - Long Term Debt for additional information. The fair value of the Commercial Mortgage was approximately $73 million at December 31, 2011 as compared to the carrying amount of $65 million. The Commercial Mortgage was not actively traded and its fair value was estimated by management using a valuation model based on an income approach. The significant inputs used to estimate fair value of this debt instrument using discounted cash flows included the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

Prior to its repayment, the Commercial Mortgage was a secured obligation of HQ Realty, Inc., a wholly owned subsidiary of the Company. HQ Realty, Inc.’s obligations under the Commercial Mortgage were secured by a first priority lien on the Company’s headquarters campus located at 1025 Eldorado Boulevard, Broomfield, Colorado 80021 and certain HQ Realty, Inc. restricted cash and reserve accounts.

(7) Derivative Financial Instruments

The Company has floating rate long-term debt (see Note 8 - Long-Term Debt). Such debt exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. The Company uses derivative financial instruments, primarily interest rate swaps, in an attempt to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. To achieve this objective, the Company enters into financial derivatives, primarily interest rate swap agreements, the values of which change in the opposite direction of the anticipated future cash flows. The Company does not use derivative financial instruments for speculative purposes. See Note 8 - Long-Term Debt.

In March 2007, Level 3 Financing Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The Company had designated these interest rate swap agreements as cash flow hedges. The two interest rate swap agreements are with different counterparties and are for $500 million each. The arrangements began in April 2007 and mature in January 2014. Under the terms of theses arrangements, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other.

On a quarterly basis, the Company evaluates the effectiveness of the hedges by measuring the extent to which the change in the variable portion of the interest rate swaps offsets the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. Prior to August 6, 2012, these derivatives were deemed effective cash flow hedges and hedge ineffectiveness was not material in any periods presented. As a result, the change in the fair value of the interest rate swap agreements was reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and was subsequently reclassified into earnings through an interest expense yield adjustment in respect of the hedged debt obligation as periodic settlements occurred throughout the term of the swaps by the making of interest payments on such debt.

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. The Company recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest) in the third quarter of 2012, which represented the cumulative loss recorded in AOCI at the date the instruments ceased to qualify as hedges. After August 6, 2012, the Company will reflect the change in the fair value of the swaps in Other Income in its

Consolidated Statement of Operations until maturity of the swaps in early 2014. For both the three and nine months ended September 30, 2012, the Company recognized $3 million of Other Income in the Company's Consolidated Statement of Operations.

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

	Liability Derivatives
	September 30, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash flow hedging contracts	Other noncurrent liabilities	$—	Other noncurrent liabilities	$90

The amount of gains (losses) recognized in Other Comprehensive Loss consists of the following (dollars in millions):

Derivatives designated as hedging instruments	2012	2011

Cash flow hedging contracts
Three Months Ended September 30,	$74	$2
Nine Months Ended September 30,	$90	$10

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	Income Statement Location	2012	2011

Cash flow hedging contracts:
Three Months Ended September 30,	Interest Expense	$(4)	$(12)
Nine Months Ended September 30,	Interest Expense	$(26)	$(35)

The Company is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to the financial derivatives the Company has entered into are major institutions with investment grade credit ratings. The Company evaluates counterparty credit risk before entering into any hedge transaction and continues to closely monitor the financial market and the risk that its counterparties will default on their obligations. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

(8) Long-Term Debt

As of September 30, 2012 and December 31, 2011, long-term debt was as follows:

(dollars in millions)	September 30, 2012	December 31, 2011
Senior Secured Term Loan*	$2,615	$2,600
Senior Notes due 2014 (9.25%)	—	807
Floating Rate Senior Notes due 2015 (4.469% as of September 30, 2012 and 4.202% as of December 31, 2011)	300	300
Senior Notes due 2017 (8.75%)	—	700
Senior Notes due 2018 (10.0%)	640	640
Senior Notes due 2019 (11.875%)	605	605
Senior Notes due 2019 (9.375%)	500	500
Senior Notes due 2019 (8.125%)	1,200	1,200
Senior Notes due 2019 (8.875%)	300	—
Senior Notes due 2020 (8.625%)	900	—
Senior Notes due 2020 (7%)	775	—
Convertible Senior Notes due 2013 (15.0%)	172	272
Convertible Senior Notes due 2015 (7.0%)	200	200
Convertible Senior Notes due 2015 Series B (7.0%)	275	275
Convertible Senior Notes due 2016 (6.5%)	201	201
Commercial Mortgage due 2015 (9.86%)	—	65
Capital Leases	92	131
Other	15	32
Total Debt Obligations	8,790	8,528
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan	(41)	(33)
Premium on Senior Notes due 2014 (9.25%)	—	3
Discount on Senior Notes due 2018 (10.0%)	(10)	(11)
Discount on Senior Notes due 2019 (11.875%)	(10)	(10)
Discount on Senior Notes due 2019 (9.375%)	(9)	(9)
Discount on Senior Notes due 2019 (8.125%)	(8)	(9)
Discount on Convertible Senior Notes due 2015 (7.0%)	(2)	(2)
Discount due to embedded derivative contracts	(1)	(7)
Total Unamortized (Discount) Premium	(81)	(78)
Carrying Value of Debt	8,709	8,450
Less current portion	(213)	(65)
Long-term Debt, less current portion	$8,496	$8,385

* The $1.4 billion Tranche A Term Loan due 2014 had an effective interest rate of 2.65% as of December 31, 2011, excluding the effect of the $1 billion notional amount interest rate swaps. The $650 million Tranche B II Term Loan due 2018 and the $550 million Tranche B III Term Loan due 2018 had an interest rate of 5.75% as of September 30, 2012 and December 31, 2011. The $600 million Tranche B 2016 Term Loan and the $815 million Tranche B 2019 Loan had interest rates of 4.75% and 5.25%, respectively, as of September 30, 2012.

2012 Debt Issuances, Related Redemptions, and Registrations

Senior Secured Tranche B 2016 and Tranche B 2019 Term Loans
On August 6, 2012, Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans"). The New Term Loans were borrowed pursuant to an amended and restated credit agreement, which reflects the amendments approved by the lenders. The New Term Loans consist of: (a) a $600 million senior secured term loan which matures on February 1, 2016 (the “Tranche B 2016 Loan”), and (b) a $815 million senior secured term loan which matures on August 1, 2019 (the “Tranche B 2019 Loan”). The interest rates on the loans are LIBOR plus 3.25% for the Tranche B 2016 Loan and LIBOR plus 3.75% for the Tranche B 2019 Loan, with LIBOR set at a minimum of 1.5% on both loans. The Tranche B 2016 Loan and the Tranche B 2019 Loan were priced at 99.5% and 99.0% of par, respectively.
The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. The Company recognized a loss on the extinguishment of debt of $9 million in the third quarter of 2012 as a result of refinancing the $1.4 billion Tranche A Term Loan and repayment of existing vendor financing obligations. In addition, in connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swap agreements that had previously hedged changes in the interest rate on $1 billion notional amount of floating rate debt. See Note 7 - Derivative Financial Instruments.
The net discounts for the Tranche B 2016 Loan and the Tranche B 2019 Loan of approximately $3 million and $8 million, respectively, are reflected as a reduction in long-term debt and are being amortized as interest expense over the terms of the Tranche B 2016 Loan and Tranche B 2019 Loan using the effective interest method. Debt issuance costs for the Tranche B 2016 Loan and the Tranche B 2019 Loan of approximately $9 million and $12 million, respectively, were capitalized and are being amortized as interest expense using the effective interest method over the respective terms of those term loans.

7% Senior Notes due 2020

On August 6, 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 (the "7% Senior Notes"). Debt issuance costs of approximately $15 million were capitalized and are being amortized as interest expense over the term of the 7% Senior Notes. The net proceeds from the offering of the notes, along with cash on hand were used to redeem all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, Inc., including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged. The Company recognized a loss on extinguishment of debt of $40 million in the third quarter of 2012 as a result of the redemption of the 8.75% Senior Notes due 2017.

The 7% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2020. Interest on the notes will accrue from August 6, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Financing, Inc., ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing, Inc. The 7% Senior Notes are guaranteed on an unsecured basis by Level 3 Communications, Inc., and subject to receipt of applicable regulatory approvals will be guaranteed on an unsecured basis by Level 3 Communications, LLC.

The 7% Senior Notes are subject to redemption at the option of Level 3 Financing, Inc. in whole or in part, at any time before June 1, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On or after June 1, 2016, Level 3 Financing may redeem all or part of the 7% Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning June 1, of the years indicated below:

Year	Redemption Price
2016	103.500%
2017	101.750%
2018	100.000%

In addition, at any time or from time to time on or prior to June 1, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes (including any additional 7% Senior Notes) at a redemption price equal to 107% of the principal amount of the 7% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 7% Senior Notes (including any additional 7% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.
The 7% Senior Notes are not registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. In connection with the offering, the Company and Level 3 Financing, Inc. entered into a registration rights agreement pursuant to which Level 3 and Level 3 Financing, Inc. agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the 7% Senior Notes.

8.875% Senior Notes due 2019

On August 1, 2012, Level 3 Communications, Inc. completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 (the "8.875% Senior Notes"). Debt issuance costs of approximately $7 million were capitalized and are being amortized as interest expense using the effective interest method over the term of the 8.875% Senior Notes. The net proceeds from the offering of the notes will be used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.

The 8.875% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2019. Interest on the notes will accrue from August 1, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Communications, Inc., ranking equal in right of payment with all other senior unsecured obligations of Level 3. The notes will not be guaranteed by any of the Company's subsidiaries.

The 8.875% Senior Notes are subject to redemption at the option of Level 3 in whole or in part, at any time before June 1, 2015 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On and after June 1, 2015, Level 3 may redeem all or part of the 8.875% Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning June 1, of the years indicated below:

Year	Redemption Price
2015	104.438%
2016	102.219%
2017	100.000%

In addition, at any time or from time to time on or prior to June 1, 2015, Level 3 may redeem up to 35% of the original aggregate principal amount of the 8.875% Senior Notes (including any additional 8.875% Senior Notes) at a redemption price equal to 108.875% of the principal amount of the 8.875% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.875% Senior Notes (including any additional 8.875% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice.

The 8.875% Senior Notes are not registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. In connection with the offering, Level 3 entered into a registration rights agreement pursuant to which Level 3 agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the offered notes.

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

8.625% Senior Notes due 2020

On January 13, 2012, Level 3 Financing completed the offering of $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 (the "8.625% Senior Notes"). Debt issuance costs of approximately $20 million were capitalized and are being amortized as interest expense using the effective interest method over the term of the 8.625% Senior Notes. In February 2012, a portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The Company recognized a loss on extinguishment of debt of $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014.

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

Commercial Mortgage due 2015

During the third quarter of 2012, the outstanding principal of the Commercial Mortgage due 2015 was fully repaid along with accrued interest.

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

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding issue discounts, premiums and fair value adjustments) were as follows as of September 30, 2012 (dollars in millions):

2012 (remaining three months)	$11
2013	210
2014	16
2015	782
2016	807
2017	6
Thereafter	6,958
$8,790

(9) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OSO	$4	$3	$10	$7
Restricted Stock Units and Shares	21	11	39	18
401(k) Match Expense	5	3	18	10
Restricted Stock Unit Bonus Grant	20	9	36	33
	50	26	103	68
Capitalized Noncash Compensation	(1)	—	(1)	—
	$49	$26	$102	$68

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or development of business support systems. As of September 30, 2012, there were approximately 2 million outperform stock options (“OSOs”) outstanding. As of September 30, 2012, there were approximately 5 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding. In addition, as of September 30, 2012, there were approximately seventy-eight thousand non-qualified stock options outstanding.

During 2012, the Company adopted cash and share-based incentive and retention plans to encourage certain levels of management to remain employed with the Company and to award the achievement of established performance criteria. The non-cash compensation expense for the awards is included in the restricted stock units and shares information above.

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
The data presented in the following table includes information for the three and nine months ended September 30, 2012 and September 30, 2011. Information related to the acquired business is included from the date of acquisition.
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

The following table provides revenue (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Core Network Services	$1,395	$758	$4,163	$2,231
Wholesale Voice Services and Other	195	169	599	523
	$1,590	$927	$4,762	$2,754

The prior year's revenue by service offering has been revised to conform to the current year's presentation.

(11) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $296 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as of September 30, 2012. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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
Below is a description of material legal proceedings and other contingencies pending at September 30, 2012. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements affecting current and former landowners in the states of Idaho, Illinois, and Alabama have received final court approval and the parties are engaged in the claims process for those states. The settlement has been presented to federal courts in multiple states for approval.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Derivative Action

In March 2009, Level 3 Communications, Inc., as a nominal defendant, certain of its directors and its current officers, and a former officer, were named as defendants in purported stockholder derivative actions in the District Court, Broomfield County, Colorado, which were consolidated as In  re Level 3 Communications, Inc. Derivative Litigation (Lead Case No. 2009CV59) (the “State Derivative Action”). The plaintiffs in the action alleged that during the period specified in the complaints the named defendants failed to disclose material adverse facts about the Company's integration activities, business and operations. The complaint sought damages on behalf of the Company based on purported breaches of fiduciary duties for disseminating false and misleading statements and failing to maintain internal controls; unjust enrichment; abuse of control; gross mismanagement; waste of corporate assets; and, with respect to certain defendants, breach of fiduciary duties in connection with the resignation of Kevin O'Hara. The plaintiffs undertook further assessment of the State Derivative Action following the final dismissal of a related securities class action lawsuit which was based upon similar allegations, and determined not to pursue the action further. The plaintiffs filed a motion for voluntary dismissal and the action was dismissed by the court on June 26, 2012.

Peruvian Tax Litigation
Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $94 million.
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

Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $42 million.
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
Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2012 and December 31, 2011, Level 3 had outstanding letters of credit of approximately $32 million and $33 million, respectively, of which $30 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$672	$981	$(63)	$1,590
Costs and Expense:
Cost of Revenue	—	—	256	447	(61)	642
Depreciation and Amortization	—	—	63	122	—	185
Selling, General and Administrative	1	1	406	213	(2)	619
Restructuring Charges	—	—	4	2	—	6
Total Costs and Expenses	1	1	729	784	(63)	1,452
Operating Income (Loss)	(1)	(1)	(57)	197	—	138
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(43)	(137)	(1)	(7)	—	(188)
Interest income (expense) affiliates, net	244	400	(561)	(83)	—	—
Equity in net earnings (losses) of subsidiaries	(365)	(516)	40	—	841	—
Other income (expense), net	—	(111)	3	5	—	(103)
Total Other Expense	(164)	(364)	(519)	(85)	841	(291)
Income (Loss) before Income Taxes	(165)	(365)	(576)	112	841	(153)
Income Tax Expense	(1)	—	(1)	(11)	—	(13)
Net Income (Loss)	(166)	(365)	(577)	101	841	(166)
Other Comprehensive Income, Net of Income Taxes	122	122	—	48	(170)	122
Comprehensive Income (Loss)	$(44)	$(243)	$(577)	$149	$671	$(44)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,957	$2,995	$(190)	$4,762
Costs and Expense:
Cost of Revenue	—	—	736	1,393	(182)	1,947
Depreciation and Amortization	—	—	196	367	—	563
Selling, General and Administrative	2	1	1,197	659	(8)	1,851
Restructuring Charges	—	—	10	4	—	14
Total Costs and Expenses	2	1	2,139	2,423	(190)	4,375
Operating Income (Loss)	(2)	(1)	(182)	572	—	387
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(123)	(410)	(2)	(23)	—	(558)
Interest income (expense) affiliates, net	734	1,202	(1,678)	(258)	—	—
Equity in net earnings (losses) of subsidiaries	(935)	(1,593)	101	—	2,427	—
Other income (expense), net	(39)	(133)	6	4	—	(162)
Total Other Expense	(363)	(934)	(1,572)	(276)	2,427	(718)
Income (Loss) before Income Taxes	(365)	(935)	(1,754)	296	2,427	(331)
Income Tax Expense	(1)	—	(3)	(31)	—	(35)
Net Income (Loss)	(366)	(935)	(1,757)	265	2,427	(366)
Other Comprehensive Income, Net of Income Taxes	108	108	—	18	(126)	108
Comprehensive Income (Loss)	$(258)	$(827)	$(1,757)	$283	$2,301	$(258)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$605	$379	$(57)	$927
Costs and Expense:
Cost of Revenue	—	—	222	174	(54)	342
Depreciation and Amortization	—	—	102	101	—	203
Selling, General and Administrative	—	—	328	50	(3)	375
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	—	—	652	325	(57)	920
Operating Income (Loss)	—	—	(47)	54	—	7
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(51)	(99)	—	(28)	—	(178)
Interest income (expense) affiliates, net	212	350	(514)	(48)	—	—
Equity in net earnings (losses) of subsidiaries	(338)	(589)	29	—	898	—
Other income (expense), net	(30)	—	2	(3)	—	(31)
Total Other Expense	(207)	(338)	(483)	(79)	898	(209)
Loss before Income Taxes	(207)	(338)	(530)	(25)	898	(202)
Income Tax Expense	—	—	(1)	(5)	—	(6)
Loss from Continuing Operations	(207)	(338)	(531)	(30)	898	(208)
Income From Discontinued Operations, Net	—	—	—	1	—	1
Net Loss	(207)	(338)	(531)	(29)	898	(207)
Other Comprehensive Loss, Net of Income Taxes	(24)	(24)	—	(26)	50	(24)
Comprehensive Loss	$(231)	$(362)	$(531)	$(55)	$948	$(231)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,741	$1,182	$(169)	$2,754
Costs and Expense:
Cost of Revenue	—	—	658	548	(160)	1,046
Depreciation and Amortization	—	—	309	303	—	612
Selling, General and Administrative	1	—	941	156	(9)	1,089
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	1	—	1,908	1,007	(169)	2,747
Operating Income (Loss)	(1)	—	(167)	175	—	7
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(163)	(296)	(2)	(34)	—	(495)
Interest income (expense) affiliates, net	633	1,069	(1,545)	(157)	—	—
Equity in net earnings (losses) of subsidiaries	(1,011)	(1,761)	107	—	2,665	—
Other income (expense), net	(51)	(23)	8	(2)	—	(68)
Total Other Expense	(592)	(1,011)	(1,432)	(193)	2,665	(563)
Loss before Income Taxes	(593)	(1,011)	(1,599)	(18)	2,665	(556)
Income Tax Expense	—	—	(21)	(15)	—	(36)
Loss from Continuing Operations	(593)	(1,011)	(1,620)	(33)	2,665	(592)
Loss From Discontinued Operations, Net	—	—	—	(1)	—	(1)
Net Loss	(593)	(1,011)	(1,620)	(34)	2,665	(593)
Other Comprehensive Income, Net of Income Taxes	33	33	—	23	(56)	33
Comprehensive Loss	$(560)	$(978)	$(1,620)	$(11)	$2,609	$(560)

Condensed Consolidating Balance Sheets
September 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$296	$5	$215	$277	$—	$793
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	103	645	—	748
Due from (to) affiliates	14,188	15,405	(29,446)	(147)	—	—
Other	7	34	55	90	—	186
Total Current Assets	14,491	15,444	(29,072)	872	—	1,735
Property, Plant, and Equipment, net	—	—	2,893	5,298	—	8,191
Restricted Cash and Securities	15	—	18	6	—	39
Goodwill and Other Intangibles, net	—	—	438	2,414	—	2,852
Investment in Subsidiaries	(11,505)	(19,998)	3,267	—	28,236	—
Other Assets, net	17	115	11	256	—	399
Total Assets	$3,018	$(4,439)	$(22,445)	$8,846	$28,236	$13,216

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$32	$684	$—	$719
Current portion of long-term debt	175	—	2	36	—	213
Accrued payroll and employee benefits	—	—	121	42	—	163
Accrued interest	54	112	—	—	—	166
Current portion of deferred revenue	—	—	102	158	—	260
Other	1	1	24	96	—	122
Total Current Liabilities	231	115	281	1,016	—	1,643
Long-Term Debt, less current portion	1,569	6,862	20	45	—	8,496
Deferred Revenue, less current portion	—	—	593	248	—	841
Other Liabilities	14	92	141	785	—	1,032
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,204	(11,508)	(23,480)	6,752	28,236	1,204
Total Liabilities and Stockholders' Equity (Deficit)	$3,018	$(4,439)	$(22,445)	$8,846	$28,236	$13,216

Condensed Consolidating Balance Sheets
December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$618	$292	$—	$918
Restricted cash and securities	—	—	1	9	—	10
Receivables, less allowances for doubtful accounts	—	—	59	589	—	648
Due from (to) affiliates	13,472	14,584	(28,092)	36	—	—
Other	3	16	48	64	—	131
Total Current Assets	13,477	14,606	(27,366)	990	—	1,707
Property, Plant, and Equipment, net	—	—	2,823	5,313	—	8,136
Restricted Cash and Securities	18	—	19	14	—	51
Goodwill and Other Intangibles, net	—	—	481	2,418	—	2,899
Investment in Subsidiaries	(10,718)	(18,467)	3,412	—	25,773	—
Other Assets, net	13	109	6	267	—	395
Total Assets	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$37	$710	$—	$747
Current portion of long-term debt	—	—	2	63	—	65
Accrued payroll and employee benefits	—	—	116	93	—	209
Accrued interest	50	165	—	1	—	216
Current portion of deferred revenue	—	—	107	157	—	264
Other	—	1	52	104	—	157
Total Current Liabilities	50	166	314	1,128	—	1,658
Long-Term Debt, less current portion	1,533	6,688	22	142	—	8,385
Deferred Revenue, less current portion	—	—	612	273	—	885
Other Liabilities	14	116	146	791	—	1,067
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,193	(10,722)	(21,719)	6,668	25,773	1,193
Total Liabilities and Stockholders' Equity (Deficit)	$2,790	$(3,752)	$(20,625)	$9,002	$25,773	$13,188

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(48)	$(442)	$80	$588	$—	$178
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(199)	(346)	—	(545)
Decrease in restricted cash and securities, net	3	—	1	11	—	15
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	5	—	5
Other	—	—	—	(13)	—	(13)
Net Cash Provided by (Used in) Investing Activities	3	—	(198)	(343)	—	(538)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	293	3,024	—	—	—	3,317
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(2,960)	—	(128)	—	(3,088)
Proceeds from stock options exercised	5	—	—	—	—	5
Increase (decrease) due from affiliates, net	41	377	(285)	(133)	—	—
Net Cash Provided by (Used in) Financing Activities	339	441	(285)	(261)	—	234
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	294	(1)	(403)	(15)	—	(125)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$296	$5	$215	$277	$—	$793

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(129)	$(279)	$153	$454	$—	$199
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(146)	(200)	—	(346)
Increase in restricted cash and securities, net	—	—	—	(63)	—	(63)
Proceeds from sale of property, plant, and equipment and other assets	—	—	1	3	—	4
Net Cash Used in Investing Activities of Continuing Operations	—	—	(145)	(260)	—	(405)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	474	—	(1)	—	765
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(245)	(463)	—	(3)	—	(711)
Increase (decrease) due from affiliates, net	(47)	267	(29)	(191)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	—	278	(29)	(195)	—	54
Net Cash Used in Discontinued Operations	—	—	—	(4)	—	(4)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	(129)	(1)	(21)	(4)	—	(155)
Cash and Cash Equivalents at Beginning of Period	173	7	350	86	—	616
Cash and Cash Equivalents at End of Period	$44	$6	$329	$82	$—	$461

(13) Subsequent Events

In October 2012, Level 3 Financing, Inc. refinanced its existing $650 million Tranche B II and $550 million Tranche B III Term Loans under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan"). The new Tranche B-II 2019 Term Loan was borrowed pursuant to an amended and restated credit agreement. The new Tranche B-II 2019 Term Loan consists of a $1.2 billion senior secured term loan which matures on August 1, 2019. The interest rate on the loan is LIBOR plus 3.25%, with LIBOR set at a minimum of 1.5%. The Tranche B-II 2019 Term Loan was priced at par. The Company used the net proceeds from the Tranche B-II 2019 Term Loan, along with cash on hand, to repay Level 3 Financing, Inc.'s $650 million Tranche B II and $550 million Tranche B III Term Loans under the existing credit agreement maturing in September 2018. The Company expects to recognize a loss on the extinguishment of debt of approximately $50 million in the fourth quarter of 2012 as a result of this transaction.

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
In October 2012, Level 3 Financing, Inc. refinanced its existing $650 million Tranche B II and $550 million Tranche B III Term Loans under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan"). The Company used the net proceeds from the Tranche B-II 2019 Term Loan, along with cash on hand, to repay Level 3 Financing, Inc.'s $650 million Tranche B II and $550 million Tranche B III Term Loans under the existing credit agreement maturing in September 2018. See Note 13 - Subsequent Events in the notes to the consolidated financial statements for additional information.
In September 2012, the Company fully repaid the outstanding principal of its Commercial Mortgage due 2015 along with accrued interest which was approximately $63 million. See Note 8 - Long-Term Debt in the notes to the consolidated financial statements for additional information.
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
Also in August 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums. See Note 8 - Long-Term Debt in the notes to the consolidated financial statements for additional information.

Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") in August 2012. The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. See Note 8 - Long-Term Debt in the notes to the consolidated financial statements for additional information.

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

Revenue and Service Offering

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Core Network Services:
North America - Wholesale Channel	$381	$334	$1,144	$993
North America - Enterprise Channel	627	341	1,858	995
EMEA - Wholesale Channel	89	51	272	152
EMEA - Enterprise Channel	80	31	240	87
EMEA - U.K. Government Channel	41	—	131	—
Latin America - Wholesale Channel	36	1	103	3
Latin America - Enterprise Channel	141	—	415	1
Total Core Network Services	$1,395	$758	$4,163	$2,231
Wholesale Voice Services and Other	195	169	599	523
Total Revenue	$1,590	$927	$4,762	$2,754
Total revenue consists of:

•	Core Network Services revenue from colocation and data center services, transport and fiber, IP and data services, and voice services.

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

Core Network Services
Growth in transport and fiber revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or up-front payments for private line, wavelength or dark fiber services. The Company is focused on providing end-to-end transport and fiber services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport and fiber services, the Company continues to experience pricing pressure in locations where a large number of carriers co-locate their facilities. An increase in demand may be offset by declines in unit pricing.
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

IP and data services primarily include the Company's high speed Internet protocol service ("IP"), dedicated Internet access ("DIA") service, virtual private network ("VPN") services, content delivery network ("CDN") service, media delivery service, Vyvx broadcast service, Converged Business Network service, Asynchronous Transfer mode ("ATM") and frame relay services. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

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

Hurricane Sandy
Level 3's business has been affected by Hurricane Sandy in the Northeast region of the United States during the fourth quarter of 2012. Level 3 continues to address issues affecting its network and to restore services to customers affected by the storm. In addition, revenue from Level 3's usage-based services may be adversely affected by storm-related business interruptions affecting its customers. The timing of the installation of services ordered by customers and Level 3's resulting revenue may also be adversely affected by limitations on the ability of third party access providers to provision services in the region on a timely basis. It is not possible at this time to estimate the effect that the storm may have on Level 3's operating results in the fourth quarter of 2012. Based on information that is available to management on the date of this report, Level 3 does not expect that the direct and indirect effects that the storm has on its operating results in the fourth quarter of 2012 will be significant; however, it is possible that this expectation could change once additional information regarding the effect of the storm damage is available.

Critical Accounting Policies
Refer to Item 7 of the Company's Form 10-K, as amended, for the year ended December 31, 2011 for a description of the Company's critical accounting policies.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change %	2012	2011	Change %

Revenue	$1,590	$927	72%	$4,762	$2,754	73%

Cost of Revenue	642	342	88%	1,947	1,046	86%
Depreciation and Amortization	185	203	(9)%	563	612	(8)%
Selling, General and Administrative	619	375	65%	1,851	1,089	70%
Restructuring Charges	6	—	NM	14	—	NM
Total Costs and Expenses	1,452	920	58%	4,375	2,747	59%
Operating Income	138	7	NM	387	7	NM
Other Income (Expense):
Interest income	—	—	NM	2	—	NM
Interest expense	(188)	(178)	6%	(558)	(495)	13%
Loss on extinguishment of debt, net	(49)	(30)	63%	(110)	(73)	51%
Other, net	(54)	(1)	NM	(52)	5	NM
Total Other Expense	(291)	(209)	39%	(718)	(563)	28%
Loss Before Income Taxes	(153)	(202)	(24)%	(331)	(556)	(40)%
Income Tax Expense	(13)	(6)	117%	(35)	(36)	(3)%
Loss from Continuing Operations	(166)	(208)	(20)%	(366)	(592)	(38)%
Income (Loss ) from Discontinued Operations, Net	—	1	(100)%	—	(1)	(100)%
Net Loss	$(166)	$(207)	(20)%	$(366)	$(593)	(38)%
NM — Not meaningful

Discussion of all significant variances:

Total Revenue by Service Offering

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change %	2012	2011	Change %
Core Network Services	$1,395	$758	84%	$4,163	$2,231	87%
Wholesale Voice Services and Other	195	169	15%	599	523	15%
Total Revenue	$1,590	$927	72%	$4,762	$2,754	73%

Revenue increased 72% to $1.590 billion in the three months ended September 30, 2012 from $927 million in the same period of 2011 and increased 73% to $4.762 billion in the nine months ended September 30, 2012 from $2.754 billion in the same period of 2011. The increase is primarily driven by the additional revenue associated with the Global Crossing acquisition completed in the fourth quarter of 2011. Excluding revenue from the Global Crossing acquisition, revenue from enterprise customers contributed to the growth in Core Network Services revenue.

The Company experienced growth in each of its service offerings during the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue growth in IP and data services and voice services during the three and nine months ended September 30, 2012 was driven primarily by end customer demand for content delivery over the internet and enterprise bandwidth, as well as increased usage for voice services. Growth in transport and fiber services and colocation and data center services was more modest during the three and nine months ended September 30, 2012.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during the three and nine months ended September 30, 2012 compared to the same periods of 2011 primarily as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue increased in the North America region during the three and nine months ended September 30, 2012 compared to the same periods of 2011.

Wholesale Voice Services and Other revenue increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, Wholesale Voice Services and Other revenue decreased in the three and nine months ended September 30, 2012 due to declines in usage. The Company continues to manage its combined wholesale voice services platform for margin growth, and expects continued volatility in revenue as a result of this strategy. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 40% and 41% for the three and nine months ended September 30, 2012 compared to 37% and 38% in the same periods of the prior year. The increase is due to inclusion of costs associated with the Global Crossing business, which has lower gross margins, in the current year periods compared to the same periods of 2011. This increase was partially offset by an improving gross margin mix from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense decreased 9% to $185 million in the three months ended September 30, 2012 from $203 million in the same period in 2011 and decreased 8% to $563 million in the nine months ended September 30, 2012 from $612 million in the same period in 2011. The decrease is attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense in the three and nine months ended September 30, 2012 compared to the same periods of 2011. The change in accounting estimate was applied on a prospective basis effective October 1, 2011 as required under the accounting standard related to changes in accounting estimates. This decrease was partially offset by additional depreciation and amortization as a result of the Global Crossing acquisition and property, plant and equipment additions since September 30, 2011.

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

SG&A expenses increased 65% to $619 million in the three months ended September 30, 2012 compared to $375 million in the same period of 2011 and increased 70% to $1.851 billion in the nine months ended September 30, 2012 from $1.089 billion in the same period in 2011. The increase is primarily due to SG&A expenses associated with the Global Crossing acquisition, including integration costs of approximately $18 million and $50 million for the three and nine months ended September 30, 2012, higher employee compensation and related costs as the Company continued to increase its sales, support and customer service delivery headcount, and merit increases effective in the first quarter of 2012. These increases were partially offset by cost synergies achieved as a result of the Global Crossing acquisition in the three and nine months ended September 30, 2012.

Also included in SG&A expenses in the three and nine months ended September 30, 2012 were $49 million and $102 million, respectively, and in the three and nine months ended September 30, 2011, $26 million and $68 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan.

Restructuring Charges in the three and nine months ended September 30, 2012 were $6 million and $14 million, respectively, compared to less than $1 million in the same periods of 2011. The increase in the three and nine months ended September 30, 2012 compared to the same periods of 2011 was primarily due to reductions in headcount associated with the Global Crossing acquisition, as the Company had not initiated any significant new workforce reduction plans in 2011.

The Company may initiate additional restructuring activities in future periods in connection with the efforts to optimize its cost structure or in connection with the Amalgamation of Global Crossing. Additional restructuring activities could result in additional headcount reductions and related charges.

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
The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Loss	$(166)	$(207)	$(366)	$(593)
Income Tax Expense	13	6	35	36
Total Other Expense	291	209	718	563
Depreciation and Amortization Expense	185	203	563	612
Non-Cash Compensation Expense	49	26	102	68
Discontinued Operations of Coal Mining Business	—	(1)	—	1
Adjusted EBITDA	$372	$236	$1,052	$687

Consolidated Adjusted EBITDA was $372 million in the three months ended September 30, 2012 compared to $236 million in the same period of 2011 and was $1.052 billion in the nine months ended September 30, 2012 compared to $687 million in the same period of 2011. The increase in Adjusted EBITDA in the three and nine months ended September 30, 2012 is primarily attributable to Adjusted EBITDA associated with the Global Crossing acquisition and growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Interest Expense increased 6% to $188 million in the three months ended September 30, 2012 from $178 million in the same period of 2011 and increased 13% to $558 million in the nine months ended September 30, 2012 from $495 million in the same period of 2011. Interest expense increased as a result of higher average debt balance for 2012 compared to 2011, including financing associated with the Global Crossing acquisition, partially offset by lower cost of borrowing on refinanced debt.
The Company expects annual interest expense in 2012 to be approximately $740 million based on the Company's outstanding debt as of September 30, 2012, and taking into consideration the current interest rates on the Company's variable rate debt and the October 2012 incurrence of the $1.2 billion Tranche B-II 2019 Term Loan under the amended and restated credit agreement (along with the repayment of the existing $650 million Tranche B II and $550 million Tranche B III Term Loans). See Note 8 - Long-Term Debt and Note 13 - Subsequent Events of the Notes to Consolidated Financial Statements for more details regarding the Company's financing activities.

Loss on Extinguishment of Debt, net was $49 million and $110 million in the three and nine months ended September 30, 2012, compared to a loss of $30 million and $73 million in the three and nine months ended September 30, 2011. The loss recorded during 2012 was related to a charge of approximately $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, a charge of approximately $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of approximately $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock in March 2012. The loss recorded during 2011 was related to a charge of approximately $29 million recognized for the July 2011 conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August 2011, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 redeemed in April 2011 and a $20 million charge recorded in the first quarter of 2011 resulting from the redemption of the 5.25% Convertible Senior Notes due 2011 in February 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013 in January 2011. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's financing activities.
The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.
Other, net was $54 million and $52 million of expense in the three and nine months ended September 30, 2012, respectively compared to $1 million of expense and $5 million of income in the same periods of the prior year. Other, net is primarily comprised of foreign currency gains and losses, gains and losses on the sale of non-operating assets and other income. Other, net in the three and nine months ended September 30, 2012 was driven by a non-cash loss on the Company's interest rate swaps agreements of approximately $60 million that were deemed "ineffective" under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements for more details regarding the Company's financing activities.

Income Tax Expense was $13 million and $35 million in the three and nine months ended September 30, 2012 compared to $6 million and $36 million in the same periods of 2011. The income tax expense in 2012 was primarily related to income taxes for Latin American entities acquired as part of the Global Crossing acquisition. The income tax expense during the nine months ended September 30, 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset with deductible temporary differences.

The Company also incurs income tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Income (Loss) from Discontinued Operations was income of $1 million and a loss of $1 million in the three and nine months ended September 30, 2011, respectively. Level 3 sold its coal mining business in the fourth quarter of 2011, and accordingly, reflected the coal mining business as discontinued operations in 2011.

Financial Condition — For the nine months ended September 30, 2012 and 2011
Cash flows provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011, respectively, are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Net Cash Provided by Operating Activities of Continuing Operations	$178	$199	$(21)
Net Cash Used in Investing Activities of Continuing Operations	(538)	(405)	(133)
Net Cash Provided by Financing Activities of Continuing Operations	234	54	180
Net Cash Used in Discontinued Operations	—	(4)	4
Effect of Exchange Rates on Cash and Cash Equivalents	1	1	—
Net Change in Cash and Cash Equivalents	$(125)	$(155)	$30
Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations decreased to $178 million in the nine months ended September 30, 2012 compared with $199 million in the same period in 2011 primarily due to higher interest paid and an increase in the use of cash for working capital items.
Investing Activities of Continuing Operations
Cash used in investing activities of continuing operations increased in the nine months ended September 30, 2012 compared to the same period of 2011 primarily as a result of additional capital expenditures, which totaled $545 million in the nine months ended September 30, 2012 compared to $346 million in the same period of the prior year. The increase was primarily driven by the inclusion of Global Crossing in the Company's results since the acquisition date. The increase was partially offset by a decrease of $15 million in restricted cash and securities, net in the nine months ended September 30, 2012 compared to a $63 million increase in the same period in 2011.
Financing Activities of Continuing Operations
Cash provided by financing activities of continuing operations increased in the nine months ended September 30, 2012 compared to the same period of 2011 as a result of greater borrowings net of payments on and repurchases of debt and capital leases during 2012. See Note 8 - Long-Term Debt of the Notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during 2012.
Cash Flows of Discontinued Operations
Net cash used in discontinued operations was $4 million in the nine months ended September 30, 2011. The Company completed the sale of its coal mining business on November 14, 2011.
Liquidity and Capital Resources
The Company incurred a net loss of $366 million in the nine months ended September 30, 2012 and $593 million in the same period of 2011. In connection with its continuing operations, the Company used $545 million for capital expenditures and $234 million of cash was provided by financing activities in the nine months ended September 30, 2012. This compares to $346 million of cash used for capital expenditures and $54 million of cash flows provided by financing activities in the same period of the prior year.
Net cash interest payments are expected to increase to approximately $695 million in 2012 from the $576 million made in 2011 based on forecasted interest rates on the Company's variable rate debt outstanding as of September 30, 2012 and the October 2012 incurrence of the $1.2 billion Tranche B-II 2019 Term Loan under the amended and restated credit agreement (along with the repayment of the existing $650 million Tranche B II and $550 million Tranche B III Term Loans).
Capital expenditures for 2012 are expected to remain relatively consistent as a percentage of revenue with 2011, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of September 30, 2012, the Company had debt contractual obligations, including capital lease and commercial mortgage obligations, and excluding interest, premium and discounts on debt issuance and fair value adjustments, of $11 million that mature in the remainder of 2012, $210 million in 2013 and $16 million in 2014.
In October 2012, Level 3 Financing, Inc. refinanced its existing $650 million Tranche B II and $550 million Tranche B III Term Loans under its existing senior secured credit facility through the creation of a new Tranche B-II 2019 Term Loan in the aggregate principal amount of $1.2 billion. The Company used the net proceeds from the Tranche B-II 2019 Term Loan, along with cash on hand, to repay Level 3 Financing, Inc.'s $650 million Tranche B II and $550 million Tranche B III Term Loans under the existing credit agreement maturing in September 2018.
In September 2012, the Company fully repaid the outstanding principal of its Commercial Mortgage due 2015 along with accrued interest which was approximately $63 million.
In August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from the offering of the notes will be used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.
Also in August 2012, Level 3 Financing, Inc. completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums. The Company recognized a loss on extinguishment of debt of $40 million in the third quarter of 2012 as a result of the redemption of the 8.75% Senior Notes due 2017.
Level 3 Financing, Inc. refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion in August 2012. The Company used the net proceeds from the New Term Loans, along with cash on hand, to repay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement maturing in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. The Company recognized a loss on the extinguishment of debt of $9 million in the third quarter of 2012 as a result of refinancing the $1.4 billion Tranche A Term Loan and repayment of existing vendor financing obligations. In addition, in connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swaps that had previously hedged changes in the interest rate on a portion of the Tranche A Term Loan. See Note 7 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements.
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
Level 3 had $793 million of cash and cash equivalents on hand at September 30, 2012. In addition, $47 million of current and non-current restricted cash and securities are used to collateralize outstanding letters of credit, long-term debt, and certain operating obligations of the Company. Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Level 3 is subject to market risks arising from changes in interest rates. As of September 30, 2012, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at September 30, 2012, was approximately 5.3%.
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

Prior to August 6, 2012 and the refinancing of the $1.4 billion Tranche A Term Loan, Level 3 had designated the interest rate swap agreements as cash flow hedges on the interest payments for $1 billion of floating rate debt. However, as a result of the refinancing of the $1.4 billion Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements that had effectively hedged the interest rate on $1 billion of floating rate debt were deemed "ineffective" under GAAP. See Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements for more details regarding the Company's interest rate swaps.
As indicate above, the weighted average interest rate on the $2.9 billion of variable rate instruments at September 30, 2012, was approximately 5.3%. A hypothetical increase in the weighted average rate by 1% point (i.e. a weighted average rate of 6.3%) would increase the Company's annual interest expense by approximately $29 million. Declines in LIBOR below the respective fixed minimum rate applicable to a term loan under the Company's senior secured credit facility will not benefit the Company with respect to the variable interest rate on that term loan.
At September 30, 2012, the Company had $5.9 billion (excluding fair value adjustments, discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.9%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.
Foreign Currency Exchange Rate Risk
The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's consolidated financial statements are reported. Accordingly, the Company's operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect the Company's operating results.

Item 4.    Controls and Procedures
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. The Company completed the amalgamation of Global Crossing on October 4, 2011. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of Global Crossing. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. “Risk Factors” in Level 3's Form 10-K, as amended, for the year ended December 31, 2011, which could materially affect Level 3's business, financial condition or future results. The risks described in Level 3's Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3's business, financial condition and/or operating results. There has not been a material change from the risk factors included in the Company's Form 10-K, as amended, for the year ended December 31, 2011, except as supplemented by the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and as stated below.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our systems, products and services, we may experience significant legal and financial exposure, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and our business may be disrupted.

Network and information systems and other technologies are critical to our business activities. Network and information systems-related events such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities, or any combination of the these items, could result in a degradation or disruption of our services or damage to our properties, equipment and data. We experience cyber attacks against our network and information systems of varying degrees on a regular basis, and as a result, unauthorized parties may obtain access to our data or our customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise.  Additionally, outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.

While we develop and maintain systems and processes designed to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, there can be no assurance that unauthorized access and security breaches will not occur in the future. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Any security breach or unauthorized access could result in significant legal and financial exposure, and damage to our reputation and the market perception of the effectiveness of our security measures, which could cause us to lose customers and could potentially have a material adverse effect on our business and results of operations. Moreover, the amount and scope of insurance we maintain against losses resulting from unauthorized access or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result.

Item 6. Exhibits	Exhibits incorporated by reference are indicated in parentheses.

4.1
Indenture, dated as of August 1, 2012, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.875% Senior Notes due 2019 of Level 3 Communications, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on August 6, 2012).

4.2
Registration Agreement, dated as of August 1, 2012, among Level 3 Communications, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J. P. Morgan Securities LLC, relating to Level 3 Communications, Inc.'s 8.875% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on August 6, 2012).

4.3
Indenture, dated as of August 6, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012).

4.4
Registration Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, relating to Level 3 Financing, Inc.'s 7% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012).

10.1
Fourth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2012).

10.2
Amended and Restated Loan Proceeds Note, dated August 6, 2012, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2012).

10.3
Amended and Restated Loan Proceeds Note, dated August 6, 2012, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2012).

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

101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Supplementary Stockholders' Equity Information, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash flows and (vi) Notes to Consolidated Financial Statements†.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 8, 2012	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer