Form 10-K
period 2012-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2013-02-26
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of common stock held by non-affiliates of the registrant approximated $2.415 billion based upon the closing price of the common stock as reported on the New York Stock Exchange as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	218,852,225 as of February 21, 2013

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

Portions of the Company's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Unless the context otherwise requires or expressly stated herein, when we use the words “Level 3,” “we,” “us,” or “our company” in this annual report on Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries,. Throughout this Form 10-K, we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of Item 1, “Business.” The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.
Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This Form 10-K contains forward‑looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions in Form 10-K, as they relate to us or our management, we are intending to identify forward‑looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.
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
These forward‑looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of general economic and financial market conditions as well as our failure to:

•	successfully integrate the operations of Global Crossing or otherwise realize any of the anticipated benefits of that acquisition;

•	increase and maintain the traffic on our network and the resulting revenue;

•	successfully use new technology and information systems to support new and existing services;

•	prevent process and system failures that significantly disrupt the availability and quality of the services that we provide;

•	prevent our security measures from being breached, or our services from being degraded as a result of security breaches;

•	provide services that do not infringe the intellectual property and proprietary rights of others;

•	develop new services that meet customer demands and generate acceptable margins;

•	attract and retain qualified management and other personnel; and

•	meet all of the terms and conditions of our debt obligations.

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
Part I
ITEM 1. BUSINESS

Introduction
We are a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. We have created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Our network is an international, facilities-based communications network. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
Our company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses, including, among other things, the communications business. In 1998, our historical construction business was split off from the remainder of our operations. In conjunction with the split-off, we changed our name to “Level 3 Communications, Inc.,” and the entity that held the prior construction business was named “Peter Kiewit Sons', Inc.” We sold various businesses subsequent to the split-off, including the sale of our coal mining business in November 2011, as part of our long-term strategy to focus on core communications business operations. In October 2011, a subsidiary of Level 3 completed an amalgamation with Global Crossing Limited through a tax free, stock for stock transaction. The amalgamated company became an indirect, wholly owned subsidiary of Level 3. The combined results of operations of Level 3 and Global Crossing have been included in our consolidated results of operations beginning in October 2011.
As of December 31, 2012, we had approximately 10,800 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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
Business Overview and Strategy
We believe that advances in optical and Internet Protocol, or IP, technologies have facilitated, and will continue to facilitate, decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. These service providers will be able to offer lower prices, which, we believe, will stimulate substantial increases in the demand for communications services. We believe that, over time, rapidly improving technologies and high demand elasticity are the two primary factors that continue to drive this market dynamic.
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
We also believe that decreases in communications services costs and prices cause the development of new bandwidth intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered using physical transportation systems. An example of this dynamic is the use of the Internet for the distribution of video. We believe that as communications services improve more rapidly than these alternative content distribution systems, demand for Internet delivered video will continue to grow rapidly. We also believe that high elasticity of demand for both new applications and the substitution for existing distribution systems will continue for the foreseeable future. We believe that while high demand elasticity will be manifested over time, actions taken by traditional information distribution channels, government regulation and communications supply chain inefficiencies may cause realization of demand to be delayed.
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
In view of these market and technology opportunities, we seek to serve business customers by providing a broad range of communications services with a superior customer experience over our advanced and extensive fiber optic network. Our processes and systems were designed to provide efficient and scalable services over a modern fiber optic network that deploys Internet Protocol technologies. With our network's extensive geographic reach and deep reach into major metropolitan areas of the U.S., Europe and Latin America, we are positioned to provide end-to-end services for business customers entirely on our own facilities across multiple continents. We plan to continually expand this fiber optic network to new locations where the demands of our customers and potential customers justify the costs of expansion.
We provide communications services to a wide range of wholesale and enterprise customers. Wholesale customers may use our services as a component in their own offering of telecommunications services to their customers. Enterprise customers use our services for their own needs. We further subdivide enterprise customers into four subgroups: (1) large enterprise customers, which consist of our roughly 1,000 largest enterprise customers other than content customers; (2) government customers; (3) mid-market customers, which are enterprise customers other than large enterprise customers; and (4) content customers, which are a targeted list of customers whose relationship with Level 3 is driven primarily by their transportation or distribution of content over our network.
We aim over the long run to expand our fiber optic network to reach all locations where our customers' communications needs are large enough to justify the upfront capital investment. This allows us to provide an end-to-end connection for the customer across our own fiber optic network, which is more efficient and effective, both for us and for the customer, and allows us to deliver a superior customer experience. Today and for the foreseeable future, we will need to connect to some locations using the networks of other carriers. We manage these relationships with other carriers to make the interconnection as efficiently and effectively as possible. We seek to minimize the need for these “off network” connections by targeting customers whose needs can be met primarily over our network and by building our network to as many high-traffic locations as possible.
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
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since undersea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by a consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We (including our Global Crossing subsidiaries) historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 35,000 route miles of undersea fiber optic cables around the world. In addition, capacity we have purchased on others' undersea cables allows us to offer services in Asia, Africa and Australia despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business - Our Communication Network” below.
For larger customers, certain specialized real estate is often required to house the equipment that we and the customer use to exchange traffic. This space requires a significantly concentrated amount of electric power and cooling, as well as server racks, fiber optic cables and other technical equipment. Such specialized real estate, depending upon its nature and the type of companies that use it, is referred to variously as “colocation” or “data center” space. For interconnection among wholesale carriers and some of the largest enterprise customers, often real estate owned by third parties is used. We occasionally use space of our customers or other carriers. We own or lease more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 12 colocation facilities in Latin America. In addition, we operate 18 data center facilities in Latin America, Europe and North America. Additionally, for some of our enterprise customers, we have data center space equipped with Level 3 servers that are managed as a platform for enterprise customers to use for their own data management needs. In such data center space, we provide certain enterprise customers various services, such as capacity management and security.
Voice services are a significant part of our business. Historically, end-user voice services were provided over a network of local exchange carriers whose copper wire networks were dedicated to that service. Today, voice services can be carried over the Internet as a data service. This type of voice service usually is referred to as “voice over Internet Protocol,” or “VoIP”. Since many calls include a connection to the traditional voice network on one end and a VoIP connection on the other, early in our existence we became deeply involved in managing connections between VoIP customers and those on the traditional public switched telephone network. This involves not only developing and managing equipment and software specialized for that purpose but also developing physical connections of our Internet Protocol network with the traditional networks of the various local exchange carriers. Additionally, we have also physically interconnected our IP network with the networks of many cellular telephone carriers. This enables us to provide what we believe is a more comprehensive service than most other carriers can provide to handle customers' needs for voice connections in today's changing communications environment. Our services that manage the initiation or termination of customer's voice calls generally are referred to as “local voice” services. Our voice services also include our comprehensive suite of audio, web and video collaboration services.
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
We provide specialized communications services for companies that distribute video or other digitized content across the Internet. Because the amount of bandwidth required by such media is large compared to static web page browsing, special services are required to ensure delivery of such content at desired levels of quality. We have developed a system of servers, with software to control them, that store more popular content in various locations around the world. The aim is to store content more locally so that they are not transferred very far across the Internet. This type of service typically is referred to as a “Content Delivery Network,” or “CDN.” We also have specialized video services to handle the needs of broadcasters for the rapid transmission of the very large streams of information that emerge when live events are broadcast. We carry these video streams across our network to central locations specified by the broadcasters and from which these customers broadcast their final edited content via their own networks.
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
Since a large portion of our communications services are purchased by companies to interconnect their own information technology applications, often we find that certain customers need ancillary services that are not clearly part of communications network services and may more properly be described as information technology services. Many times this distinction is clear; other times it is not. In an effort to ensure that our customers receive a superior overall experience, we enter into partnerships with providers that specialize in these information technology services, so that we can assemble the full collection of services for the customer. In making the decision to add such services, we consider several factors including our core strengths, the existence of other parties with whom we can work to satisfy the customers' needs, how important it is to customers that the new service be combined into a single Level 3 offering, and the size of the incremental market that would become addressable by offering such services. For more information about our service offerings, see Item 1, “Business - Our Service Offerings” below.
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

•
Global Reach of Our Network. We deliver services to more than 55 countries around the world on our global network. Our network connects and crosses North America, Latin America, Europe and a portion of the Asia/Pacific region.

•
A Broad Range of Communications Services. We provide a broad range of communications services designed to meet the needs of our customers over our network. Our communications service offerings include:

•
Transport, infrastructure and data services - including (1) Internet access and IP and Ethernet Virtual Private Networks, (2) broadband transport services such as wavelengths and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services), (3) content distribution services including caching and downloading, streaming as well as video broadcast services, and (4) colocation and data center services; and

•
Voice and collaboration services - including enterprise or business voice services, wholesale VoIP component services, wholesale voice origination and termination services, voice, web and video conferencing and collaboration services and managed modem for the dial-up access business.

The availability of these services varies by location.
For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through the acquisitions that we have completed, which has significantly increased the global reach of our network. Through our efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

•
Significant metropolitan network platform. As of December 31, 2012, we have metropolitan fiber networks in approximately 170 markets in North America, Europe and Latin America, which contain approximately 34,600 route miles. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

•
End-to-End Network Platform. Our strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America, Europe and Latin America. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we have a unique combination of:

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

•
Extensive Patent Portfolio. Our patent portfolio includes patents covering technologies ranging from data and voice services, to content distribution, to transmission and networking equipment. We utilize our patent portfolio in multiple ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

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

Core Network Services. The following are the communications services that are included in our financial reporting of Core Network Services revenue.

•
Transport Services. Transport services include wavelengths, private lines, transoceanic services, and dark fiber, as well as related professional services. These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at a range of speeds from 1 Gpbs to 100 Gbps. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but include SONET or Synchronous Digital Hierarchy (SDH) protection to provide resiliency to fiber or equipment outages. Private line services are available in a wide range of speeds with electrical, optical and Ethernet interfaces. We also provide transport services within our transatlantic cable system connecting North America, Europe and Latin America as well as via leased bulk capacity on other transoceanic systems. International backhaul transport services, interconnecting cable landing stations and our terrestrial North American, European and Latin American networks, are also available.

Our dark fiber service provides carriers, service providers, government entities and enterprises a fiber solution when unique applications, control or scale requirements make this service desirable. This includes fiber, colocation space in our Gateway and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure. Professional services related to our transport and data services include network architectural design, engineering, installation and turn-up, ongoing network monitoring and management services, and field technical services.

•
Colocation and Data Center Services. Colocation and Data Center services include data center facilities and services including cloud, hosting, and application management solutions. Our data center facilities offer high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment. In addition, we offer high-speed, reliable connectivity to our network and to other networks, including metro and intercity networks, the traditional public switched telephone network and the Internet. Our data center services range from single tenant blade hosting and cloud services to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.

•
IP and Data Services. Data services include high speed Internet Protocol service, dedicated Internet access (“DIA”) service, virtual private network (“VPN”) service, content delivery network (“CDN”) service, media delivery service, Vyvx broadcast service, Converged Business Network service and Security Services.

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

▪
Vyvx Broadcast Service. We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLVII® marked the 24th consecutive year that Vyvx Services were used to support live video transmissions for the game and related content, and the tenth year supported HD video transmission using IP/MPLS technology. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

▪
Converged Business Network Service. Our Converged Business Network service enables customers to connect their offices or other locations with a variety of telecommunications services. The Converged Business Network service combines a customer's services over a single access circuit per customer location. As a result, we are able to offer service bundles made up of VPN, DIA and voice services in a cost efficient manner. Converged services are sold stand alone or in conjunction with our managed services offerings.

▪
Security Services. Level 3 Security Solutions can be used to enable customers to address the growing threat of cyber-attack and allow customers to create a secure network, safeguard brand value, enable business continuity, and avoid complexity and cost. Our Security Services include: Secure Access which provides secure and encrypted connectivity for mobile users or remote offices; Cloud and Premises based Managed Firewall and Unified Threat Management Services including Intrusion Prevention and Detection service and Web Content filtering; network-based Distributed Denial of Service (DDoS) Mitigation, which protects against Internet based DDoS attacks; and Security Consulting services for Governance, Risk Management and Compliance. Security Services are sold stand-alone or in conjunction with Data Services.

•
Voice. We offer a broad range of local and enterprise voice services including VoIP (Voice over Internet Protocol) services and traditional circuit-switch based services. Our local and enterprise voice services include VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface (“PRI”) service, long distance service, toll free service and a comprehensive suite of audio, web and video collaboration services. The following is a general description of our voice services. Some of the following services are also offered to our wholesale voice customers. For financial reporting purposes, voice services also include our collaboration services that are described below.

▪
VoIP Enhanced Local. Our VoIP enhanced local service is a VoIP service that enables broadband cable operators, IXCs, voice over IP providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance voice services via any broadband connection. The service is also used by enterprises that self-provide their own local voice features and call routing within premises-based IP PBX equipment. The service includes the essential building blocks required for residential or business voice service such as local phone numbers, local number portability, local and long distance calling, 911, operator assistance, directory listings, and directory assistance.

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

▪
Enterprise Long Distance. Our long distance service portfolio consists of local and long distance transport and termination services. Medium and large enterprises purchase our long distance services for their corporate calling or outbound contact center needs. All Level 3 long distance services are offered at the customer's option over circuit switch or softswitch technologies.

▪
Enterprise Toll Free. Our toll free service terminates toll free calls that are originated on the traditional telephone network. These toll free calls are carried over either a circuit switch or softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Within this portfolio are Advanced Toll Free services that provide contact center customers the ability to define and control call handling and advanced routing between the Level 3 network and multiple customer contact center locations. Customers may also combine advanced routing with network-based Intelligent Voice Response, or IVR, services that drive call routing and handling based on the caller's interaction with the IVR.

▪	Collaboration Services. We offer a comprehensive suite of audio, web and video collaboration services, which include the following services:

•
Audio Conferencing. Ready-Access®, our on-demand/reservation less audio conferencing service, provides toll free access in key business markets worldwide. We also provide operator-assisted, full-service conference calls where participants can access our service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. Enhanced service options include conference playback, taping/transcription service, translation services and on-line participant lists.

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

Wholesale Voice Services. Our Wholesale Voice Services include voice termination and toll free service. These services share many of the same features as the local and enterprise voice services described above.

•
Voice Termination. Our wholesale long distance offer include domestic and international voice termination services targeted to IXCs, wireless providers, local phone companies, cable companies, resellers and voice over IP providers.

•
Toll Free. As with Enterprise Toll Free, Level 3's wholesale Toll Free service terminates toll free calls that are originated on the traditional telephone network. Customers for these services include call centers, conferencing providers, and voice over IP providers.

Other Communications Services. Our Other Communications Services include managed modem (and related reciprocal compensation services) and SBC Contract Services. Our managed modem service is an outsourced, turn-key infrastructure solution used by ISPs for the management of dial up access to the public Internet. We are in the process of discontinuing this service and have notified all current managed modem customers of this decision. Our SBC Contract Services relate to wholesale voice services provided under the SBC Master Services Agreement, which are gradually declining over time, and the agreement was obtained in the December 2005 acquisition of WilTel Communications Group, LLC. We are in the process of discontinuing our managed modem services and have notified all current managed modem customers of this decision.

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
Our Distribution Strategy
Our customers generally include the following types of customers: Enterprises; Content; Government and Wholesale. Our enterprise customers include:

•	mid to large size enterprises that purchase communications services on a regional or local basis;

•	large multinational customers;

•	large enterprises that purchase communications services in a manner similar to carriers;

•	portals and large search enterprises;

•	regional service providers;

•	systems integrators; and

•	software service providers.

Our Content customers comprise subgroups of customers including:

•
Digital Entertainment, such as providers of online gaming; social networking providers; technology companies that enable digital advertising and digital ad agencies; and companies that provide video over the Internet;

•	Media and Entertainment, such as media conglomerates; programmers; studios and production companies; and broadcast station ownership groups; and

•	Sports teams (professional and college); and stadiums and venues.

Our Government customers include U.S. Federal government departments and agencies, non-U.S. government departments and agencies, U.S. states and municipalities as well as research and educational consortia.
Our Wholesale customers include domestic and international carriers; voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications; wireless providers; and broadband cable television operators.
To implement our strategy and reach our target customers, we use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third party agents. The specific elements that we use depend upon the nature of the customers that are being targeted.

For business customers and other customers that make communications purchasing decisions on a local or regional basis, we target them with our direct sales force. Smaller opportunities are serviced by an inside or call center based sales force generally selling pre-defined bundles of services. The customers that we target with this combination are generally those in the mid-market, small regional service providers, some educational institutions and some governmental entities. We also complement our direct and inside sales forces that targets these customers with an indirect sales channel of third party agents and from time to time systems integrators.
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
For the year ended December 31, 2012, our top ten communications customers represented approximately 17% of our total communications revenue.
For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
Our Communications Network
Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities. As of December 31, 2012, our network encompasses:

•	approximately 105,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 170 markets containing approximately 34,600 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	approximately 350 colocation and data center facilities globally;

•	approximately 35,000 route miles of subsea optical fiber cable systems; and

•	more than 55 countries in service around the world.

Terrestrial Intercity Networks. Our intercity network covers approximately 70,000 route miles in North America, 26,000 route miles in Europe, and 9,000 route miles in Latin America as of December 31, 2012. While the aggregate number of route miles in our network may not reduce over time, we may eliminate specific routes or duplicate routes as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:

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

Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2012, we had approximately 26,000, 3,100 and 5,500 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 119, 36 and 14 markets in North America, Europe and Latin America, respectively.
We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As of December 31, 2012, we had more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 14 colocation facilities in Latin America.
We also operate 18 data center facilities in Latin America, Europe and North America that are designed to support hosting services together with our broadband services and advanced value added solutions. Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.
Transoceanic Networks. We own a number of subsea fiber-optic cable systems, including Atlantic Crossing -1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and AC-2 consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica in 2008.
We also own capacity in the TAT-14 transatlantic cable system. In addition, we purchased 700 Gigabits of transatlantic capacity from Apollo Submarine Cable System Ltd. We have acquired an additional one Terabit of capacity on the Apollo South cable system, which will be drawn down over a multi-year period. We also are an owner of the Japan-US, and China-US cable systems, an indefeasible right of use, or IRU, holder on the Southern

Cross cable system extending from Australia to California, as well as an owner of the Americas II cable extending from Florida to Brazil, and an IRU holder on the Arcos system in the Caribbean. In addition, we own capacity on the Reliance-Globacom transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system.
Our Patent Portfolio
Through acquisitions and through our own research and development, we have approximately 900 patents and patent applications in the United States and around the world, as of December 31, 2012. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.
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
We use our patent portfolio in a number of ways. First, developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. Second, the breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us. Most of the patent infringement suits brought against us to date have been initiated by patent-holding companies who do not operate telecommunications businesses and who are less likely to be subject to a counter-claim of infringement by us. Finally, the extensiveness of our patent portfolio gives us the option to cross-license with others having similarly broad portfolios on terms acceptable to us, mitigating the risk that others will wish to assert patent infringement claims against us.
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

CDN Applications. There are an increasing number of applications for CDN, across many types of customers, particularly Internet-centric businesses and those that desire to accommodate increasingly larger file sizes for transmission over the Internet. The media and entertainment industries use CDN services to provide on-demand streaming and live streaming. Social networking businesses require CDN to provide their customers with fast reliable music and video downloads. Likewise, through the use of CDN, software companies are able to provide software downloads for their customers. Online retailers and advertisers use CDN services to provide images and to download advertisements. Online gaming companies provide game downloads, applications updates and delivery of demos and trailers through CDN.
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
Our primary competitors are long distance carriers, ILECs, CLECs, Post Telephone and Telegraphs, or PTTs, Content Delivery Network, or CDN, companies, and other companies that provide communications services. The following information identifies some key competitors for each of our service offerings.
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
For transport services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, CenturyLink, tw telecom, Zayo, and XO. In Europe, our key competitors are other carriers such as PTT companies, BT, Orange, Cable & Wireless, TeliaSonera, Colt, Interoute, KPN and Belgacom. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
Our key competitors for our colocation and datacenter services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In North America, these companies include Equinix, Terremark (Verizon), and CoreSite. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe. In Latin America, our largest competitors include Telefonica, Telmex, and IBM.

In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T, Verizon and CenturyLink) and CLECs (such as tw telecom and XO). In Europe, they include BT, Cable & Wireless, Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
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
In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the “pricing flexibility” regime under which ILECs have obtained the ability to enter into more individualized relationships with customers based upon certain threshold showings of the presence of competitors in a specific geographic and product market. We have requested, as a measure of interim relief, that the FCC prohibit (or “freeze”) any increases by ILECs in the rates applicable to special access services pending the gathering of data and adoption of final rules in this proceeding. Others have advocated for additional relief, including a revocation altogether of ILEC pricing flexibility and/or reduction of “price cap” ILEC interstate special access rates. In August 2012, the FCC froze further grants of Type II pricing flexibility, and in December 2012 issued an Order stating that it will gather additional data on a mandatory basis from both providers and purchases of special access services so that it (the FCC) can conduct a comprehensive evaluation of the state of competition in the special access market. We cannot predict when the FCC will complete its review. 'We have also suggested to various government agencies that certain tariff terms of ILEC carriers are unjust and unreasonable, particularly given their market power. While we cannot predict if or when such agencies will act on such matters, the FCC has said that it intends to review these matters as part of its special access competition evaluation.
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

In 2008, the FCC issued an order finding that Comcast violated the Internet Policy Statement and engaged in “unreasonable network management practices” by blocking BitTorrent and other “peer-to-peer” Internet traffic. The FCC required Comcast to disclose details of its network management practices, commit to a plan to cease such practices, and provide details of a new nondiscriminatory network management practice. Comcast appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit, which in April of 2010, held that the FCC had failed to show that it had the legal authority to issue the ruling. On December 21, 2010, the FCC issued a Report and Order entitled “Preserving the Open Internet: Broadband Industry Practices” (the “Open Internet Order”), which provided, among other things, that broadband providers must: 1) be transparent about, and therefore disclose, their network management practices; ii) not block lawful content; and 3) not unreasonably discriminate in transmitting lawful content. The Open Internet Order became effective on November 20, 2011. The Open Internet Order has been subjected to legal challenges and petitions for clarification. The Open Internet Order does not apply to Level 3, but it does affect how other providers can (or must) handle traffic delivered to them by Level 3. We cannot predict the nature and extent of the effect that further action by the FCC or the courts may have in this area, or their effects on Level 3 and its operations.
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
Level 3 maintains approximately 315 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3's agreements with AT&T and Verizon have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, we will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows it) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including the compensation rates for various types of traffic. In addition, changes in law, including the FCC Order or other decisions, may allow or compel us to renegotiate current and successor interconnection agreements over the next year.
Intercarrier Compensation/VoIP. Pursuant to the FCC Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates - thus eliminating any intrastate access rate applicable to VoIP. The FCC Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of intercarrier compensation disputes dealing with the rating of VoIP traffic. At this time, we cannot predict the outcome of any of these proceedings or the timing for their eventual resolution. As noted above, the effectiveness of the FCC Order has been appealed, and the outcome of these appeals is uncertain.
Intercarrier Compensation/ISP Bound Traffic. Since 1997, the issue of compensation to be paid for calls dialed to Internet service providers or ISPs has been heavily litigated. In its decision on November 5, 2008, the FCC responded to a mandamus order from the United States Circuit Court of Appeals for the District of Columbia concerning its 2001 ISP Remand Order. In that mandamus order, the FCC clarified that it had jurisdiction over ISP bound traffic pursuant to the reciprocal compensation provisions of the 1996 Act regardless of whether the traffic was local or long distance. The FCC then decided to maintain the existing compensation regime it had established for ISP-bound traffic with a rate of $0.0007 per minute of use. The Court of Appeals for the United States in the District of Columbia upheld the FCC's order in January 2010. Despite their breadth, some carriers continue to argue that certain types of ISP bound traffic are not covered by the 2001 and 2008 orders, and several state commissions and courts have agreed. Continued findings of this nature could affect the charges for ISP bound traffic until these issues are settled or ultimately decided by further appeals or the FCC. At this time, we cannot predict what the eventual resolutions will be.

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
The FCC is also reconsidering whether to allow certain interconnected VoIP providers, via a waiver, to obtain direct access to telephone numbering resources, which are currently only available to telecommunications carriers. On December 27, 2011, the FCC released a Public Notice refreshing the record on a 2005 proceeding concerning the same issue, following the FCC's decision, in 2005, to grant a non-carrier a waiver to obtain its own numbering resources. We cannot predict whether the FCC will grant some or all interconnected VoIP providers direct access to numbering resources as a result of this proceeding.
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

In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens' Rights” Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework, and ensure that the needs of users are more clearly defined and to remove potential ambiguity within the existing framework in a number of areas such as the processing of personal data. The legislation which transposes the two Directives above into national law required Member States to enact various amendments into national legislation by May 2011.
The Framework Directive (revised 2009) requires national regulatory authorities (“NRAs”), on a rolling basis, to analyze a set of markets for electronic communications which may require ex-ante regulation in order to function competitively.
This analysis contains three different elements:

•	Market definition - first the NRA must define the relevant geographic and product market.

•
SMP assessment - in a second step the NRA must analyze whether one or more undertaking active in that market possesses significant market power (conceptually similar to dominance), either individually or jointly with others.

•	Decision on remedies - if the NRA identifies a market with a lack of effective competition, it is required to impose certain regulatory obligations, so-called remedies.
The basis for this measure is the European Commission's Recommendation on Relevant Markets, which contains a list of markets that should be subject to ex ante regulation. Whenever a NRA concludes that a given market shows failures that hamper competition, it must impose appropriate remedies on undertakings with a significant market power in accordance with the market Access Directive and Universal Service Directives.
In October 2012, the Commission commenced a review of its Recommendation on Relevant Markets and the process is expected to conclude during 2013. It is possible that this process will affect the degree of ex ante regulation currently applied in relation to wholesale access products.
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009) (“BEREC”). BEREC's remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. During 2012, BEREC adopted a common position on several issues of relevance, including wholesale local and broadband access, wholesale leased lines and net neutrality. Additionally, in November 2012, BEREC issued a statement opposing the European Telecommunications Network Operators Association's proposals for the review of the International Telecommunications Regulations. At the time of writing, BEREC's work programme for 2013 was not available.
In 2010, the EU adopted a long term strategic policy known as the Digital Agenda for Europe 2010 - 2020, aimed at ensuring that the EU derives the maximum economic, industrial and social benefit from advanced communications services, including the extensive roll-out of 'superfast broadband. The majority of Member States have each adopted their own national policies in support of this high level agenda. For example, in the U.K., the Government indicated in December 2010, the adoption of a policy objective to ensure that every community in the country will have access to 'superfast broadband' by 2015 which, it is acknowledged, will require significant new investment in infrastructure projects. In December 2012, the Office of Communications (“OFCOM”) published its draft Annual Plan for 2013 indicating that one of its key objectives is to ensure effective competition in the business connectivity market which may have a material effect on our business.

Canadian Regulation
The Canadian Radio-television and Telecommunications Commission (“CRTC”) regulates telecommunications providers and their service offerings in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the ILECs, bringing significant competition to this industry for both domestic and international long distance services. The provision of Canadian domestic and international transmission facilities based services is no longer restricted to “Canadian carriers”. Prior to June 2012, these carriers had to have majority ownership and control in-fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Accordingly, we have historically operated as a reseller of Canadian domestic and international transmission facilities-based services in Canada. Last June, material ownership restrictions were repealed, thus allowing us to register with the CRTC as a facilities-based telecommunications common carrier. We did so in December 2012, and also obtained a Basic International Telecommunications Service license, allowing us to carry traffic that originates or terminates in points outside of Canada. We anticipate that we will be able to expand operations and service offerings in Canada in 2013 and beyond.
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
The telecommunications regulatory regimes of many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, and pricing have not been addressed fully, or even at all. We cannot accurately predict whether and how these issues will be resolved, or their effect on our operations.
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
There have been no major changes in the Argentine regulatory framework since its adoption in 2000, other than for the introduction of wireless number portability in 2011 by joint resolutions 08/2011 and 03/2011 issued by the Secretary of Communications and the Secretary of Domestic Trade.

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
Chile
The telecommunications industry in Chile is regulated by the Undersecretariat of Telecommunications, a department under the Ministry of Transportation and Telecommunications.
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
Colombia
The telecommunication industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Ministry of Communications has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunication companies to provide new and improved telecommunication services. In 2009, the Colombian government adopted a new regulatory regime (Law 1341, the “TIC law”) that was aimed at further deregulating the telecommunications market.
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
The executive branch retains certain direct responsibilities in the telecom sector through the Ministry of Environment, Energy and Telecommunications (“Minaet”). Such responsibilities are the definition of national telecommunications policy, definition of a national plan for the development of telecommunications and control over spectrum licensing by SUTEL.
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
Mexico
The telecommunications sector in Mexico is regulated primarily by the Federal Telecommunications Law (“FTL”), published in year 1995, and last amended in year 2010. Among other aspects, the FTL regulates the requirements for licensing public telecommunications networks, and the obligations of telecommunication companies in Mexico. Further, it manages licensing requirements for radio electric spectrum, satellite geostationary orbits assigned to Mexico and its related spectrum, and authorizations to commercialize telecommunications services.  The FTL limits foreign capital invested in Mexican telecom operators to 49%; however, mobile telephony is an exception to that limitation.
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
In order to provide telecommunications services, it is necessary to hold a license. Moreover, if the service also requires the assignment of spectrum, it is also necessary to have a concession. The Executive Branch grants licenses to broadcast and also grants assignments of spectrum with a fixed term. URSEC is entitled to grant licenses and concessions in all the remaining cases. The international long distance telephony is a closed market with approximately ten players operating in that market. Through our Uruguayan branch “GC Sac Argetina SRL Sucursal Uruguay,” we are licensed as a long distance service provider.
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
The telecommunications regulatory regimes of many Asian countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, offering of voice services and pricing have not been addressed fully or at all. We cannot accurately predict whether or how these issues will be resolved and their effect on our operations in Asia.

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

ITEM 1A. RISK FACTORS
Forward Looking Statements
We, or our representatives, from time to time may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our quarterly reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like “plan,” “estimate,” “expect,” “anticipate” or “believe” to identify forward-looking statements.
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
The success of our acquisition of Global Crossing depends in large part on the success of management in integrating the operations, strategies, technologies and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the Global Crossing acquisition if the integration process takes longer or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of Global Crossing or to otherwise realize any of the anticipated benefits of the Global Crossing acquisition could impair our operations. In addition, the overall integration of Global Crossing is a time-consuming and expensive process that, without continued proper planning and effective and timely implementation, could significantly disrupt our business.

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

We need to increase revenue from the services that we offer to realize our targets for financial and operating performance.
We must increase revenue from our data, voice, content and infrastructure services at acceptable margins in order to realize our targets for financial and operating performance. If:

•	we do not avoid excessive customer churn or improve our current relationships with existing key customers;

•	we are not able to expand the available capacity on our network to meet our customers' demands in a timely manner;

•	we do not develop new large volume and enterprise customers; or

•	our customers determine to obtain these services from either their own network or from one of our competitors,

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

Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered as well as the integration of any acquired companies' business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans and realize anticipated benefits from our acquisitions.
We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability in the manner contemplated, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers. Because we offer emergency notification services referred to as “911” services, any significant interruption or degradation in those services could create legal and financial exposure.
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

Network and information systems and other technologies are critical to our business activities. Network and information systems-related events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities, or any combination of the these items, could result in a degradation or disruption of our services, damage to our properties, equipment and data, or unauthorized disclosure of confidential information. We experience cyber-attacks against our network and information systems of varying degrees on a regular basis, and as a result, unauthorized parties could obtain access to our data or our customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise.  Additionally, outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information in order to gain access to our data or our customers' data, including information subject to data protection laws and regulations such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.

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
Any security breach or unauthorized access could result in significant legal and financial exposure, including in respect of customer credits, lost revenues due to business interruption, increased expenditures on security measures, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, damage to our reputation and the market perception of the effectiveness of our security measures could cause us to lose customers. Moreover, the amount and scope of insurance we maintain against losses resulting from unauthorized access or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result.
Failure to develop and introduce new services could affect our ability to compete in the industry.
We continuously develop, test and introduce new services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace, address the changing communications needs of our existing customers and compete for additional customers.
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

We continually evaluate potential investments and strategic opportunities to expand, enhance connectivity and add traffic to our network. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to risks such as:

•	the difficulty of identifying appropriate investments, strategic allies or opportunities on terms acceptable to us;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

•	potential regulatory issues applicable to the telecommunications industry;

•	the loss or reduction in value of the capital investment;

•	our inability to capitalize on the opportunities presented by these arrangements; and

•	the possibility of insolvency of a strategic ally.

We cannot assure you that our future expansion or acquisition opportunities will be successful, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Our future growth depends upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments.
Achieving the anticipated benefits of our business operations will depend in part upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments. The use of the Internet for these purposes may not grow and expand at the rate that we anticipate or may be restricted by such things as:

•	actions by ISPs or the owners of access networks that restrict us from delivering our customers' traffic to the users of those networks;

•	future regulation;

•	a lack of anticipated technology innovation and adoption; or

•	a lack of continued broadband penetration both in the United States and elsewhere.

There is no guarantee that we will be successful in increasing sales of our content distribution service offering.
As we believe that one of the largest sources of future incremental demand for our services will be derived from customers that are seeking to distribute their video, feature rich content or applications over the Internet, we offer a variety of content distribution network, or CDN, and related services. There are many difficulties that we may encounter in selling these services, including customer support system development issues, intellectual property matters, technological issues, increasing capacity on our network to meet our customers' demands in a timely manner, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

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
Our consolidated revenue is concentrated in a limited number of customers.
A significant portion of our consolidated revenue is concentrated among a limited number of customers. For the year ended December 31, 2012, our top ten customers represented approximately 17% of our total consolidated revenue. If we lost one or more of our major customers, or, if one or more of them significantly decreased orders for our services, our business would be materially and adversely affected.
We have generated substantial net losses and may continue to do so.
For the fiscal years ended December 31, 2012, 2011, and 2010, we incurred net losses of approximately $422 million, $756 million and $622 million, respectively. Although we anticipate that our operating results will improve over time, there can be no assurance that currently anticipated operating improvements will be realized on schedule or that we will be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to fund expansions of our network, investments in our products and services, interest and principal payments on our debt, or other business needs.
Future expansion or adaptation of our network will require substantial resources, which may not be available at the time.
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

Future expansion or adaptation of our network will require substantial additional financial, operational and managerial resources, which may not be available at the time. We may be unable to expand or adapt our network to respond to these developments on a timely basis and at a commercially reasonable cost.
The market prices for many of our services have decreased in the past and may decrease in the future, resulting in lower revenue and margins than we anticipate.
Over the past few years, the market prices for many of our services have decreased. These decreases resulted from downward market pressure and other factors including:

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

In order to retain customers and revenue, we often must reduce prices in response to market conditions and trends. As our prices for some of our services decrease, our operating results may suffer unless we are able to either reduce our operating expenses or increase traffic volume from which we can derive additional revenue.
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
Critical decisions regarding our businesses are managed by a small number of key executive officers. The loss of any of these key executive officers could have a material adverse effect on our business.
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
In the ordinary course of constructing our networks and providing our services, we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, as well as rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Due to the political and economic risks associated with the countries in which we operate, there can be no assurance that we will be able to maintain our licenses or that they will be renewed upon their expiration. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders including the payment of fees, in one or more countries, may result in sanctions or additional costs, including the revocation of authority to provide services in one or more countries.
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
Our operations around the world are subject to regulation at the regional level (for example, the European Union), the national level (for example, the FCC) and, in many cases, at the state, provincial, and local levels. We also operate in some areas of the world without licenses, but only as permitted through relationships with locally licensed partners. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited, or may change. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Changes to existing regulations or rules, or the failure to regulate going forward in areas which have historically been regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenues. Our inability or failure to comply with the telecommunications and other laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government.
Termination of relationships with key suppliers could cause delay and additional costs.
Our business is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components as well as providers of network colocation facilities and right of way rights that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of economic conditions, a supplier fails to provide critical rights of use, services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers.
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
It is expensive, difficult and time-consuming for new customers to switch to our network if we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network. Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process for a customer's location that is not located on our network, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely affecting our ability to compete and increase revenue. Further consolidation of incumbent carriers with other telecommunications service providers may make these problems more acute.
We may be liable for the information that content owners or distributors distribute over our network.
The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. While we disclaim any liability for third-party content in our services agreements, we may become subject to legal claims relating to the content disseminated on our network, even though such content is owned or distributed by our customers or a customer of our customers. For example, lawsuits may be brought against us claiming that material distributed using our network was inaccurate, offensive, or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for us to monitor all of the content that is distributed using our network. We may need to take costly measures to reduce our exposure to these risks or to defend ourselves against such claims.

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

•
unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records, procedures and policies, as well as in maintaining uniform standards and controls, including internal control over financial reporting;

•	loss of customers or the failure of customers to order incremental services that we expect them to order;

•	failure to provision services that are ordered by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed.

Successful integration of acquired businesses or operations depends on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve these objectives.
We cannot be certain that we will realize our anticipated benefits from our acquisitions, or that we will be able to efficiently and effectively integrate acquired operations as planned.
Changes in regulations affecting commercial power providers may increase our costs.
In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network, Gateway facilities, and colocation and data center facilities. Costs of obtaining commercial power comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could affect the costs of commercial power, which may increase the costs of providing our services.

Potential regulation of Internet service providers in the United States could adversely affect our operations.
In the United States, the FCC has, to date, treated Internet service providers as enhanced service providers. In addition, Congress has, to date, not sought to heavily regulate the provision of IP-based services. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of any regulations, the imposition of such regulations could have a material adverse effect on our business and the profitability of our services.
The communications industry is highly competitive with participants that have greater resources and a greater number of existing customers.
The communications industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new or increased competition could arise as a result of:

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

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in laws and regulations relating to foreign trade and investment.

We are exposed to significant currency exchange rate risks and currency transfer restrictions and our results may suffer due to currency translations and remeasurements.
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
We conduct a significant portion of our business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.
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
In Venezuela, the official bolivares-U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. Effective February 13, 2013, the Venezuelan government further devalued the Venezuelan bolivar by increasing the official rate to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. We use the official rate for “non-essential” goods and services to record the assets, liabilities and transactions of our Venezuelan subsidiary.
In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela were permitted to access the SITME by buying U.S. Dollar denominated securities through banks authorized by the BCV. SITME was intended to supplement the CADIVI application and approval process with an additional process that allowed for quicker and smaller exchanges, albeit at a less favorable exchange rate. However, in connection with the February 13, 2013 devaluation of the bolivar, the Venezuelan government also announced that SITME will be eliminated.
The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to the limitations and restrictions of the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.
At December 31, 2012, we had $13 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. In 2012, we received $5 million of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates.
As of December 31, 2012, our Venezuelan subsidiary had $131 million of net assets including $72 million of cash and cash equivalents, of which $3 million was held in U.S. Dollars and $69 million was held in Venezuelan bolivares. In light of the Venezuelan exchange control regime, none of these net assets (other than the $3 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to Level 3 or any other subsidiary of Level 3 in the form of loans, advances or cash dividends without the consent of a third-party (that is, CADIVI or SITME).
While the February 13, 2013 bolivar devaluation had no effect on our 2012 financial position or results of operations, the devaluation will affect our financial reporting starting with the first quarter of 2013. If enacted prior to December 31, 2012, this devaluation would have reduced our net monetary assets by $20 million, including unrestricted cash and cash equivalents of $22 million, based on the bolivar balances as of December 31, 2012. The devaluation of our net monetary assets will result in a charge which will be recognized in other expense, net in the consolidated statement of operations in the first quarter of 2013. Based on the bolivar balances as of December 31, 2012, the charge would be $20 million. The effects on revenue and operating income are not expected to be material in light of certain pricing adjustment mechanisms in many of our contracts with Venezuelan customers and since most of our costs in Venezuela are incurred in bolivares.
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
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our business. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela's largest telecommunications company, Compañía Anónima

Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country's telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government also announced plans to modify the telecommunications law, and we cannot predict the effect of these amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation's constitution removing presidential term limits.
Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies and our business and operations in those locations.
Some Latin American countries, including Venezuela, Brazil and Argentina, have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations in those locations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.
Many of our most important U.K. government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.
In 2012 various agencies of the U.K. Government together represented approximately $173 million, or approximately 20%, of the Core Network Services revenue for our EMEA region and approximately 3% of our total Consolidated Core Network Services revenue. Many of these government contracts contain broad change of control provisions that permit the customer to terminate the contract if the Level 3 subsidiary that is a party to the agreement undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of our assets used in servicing those contracts on terms that would be unfavorable to us.
In addition, most of these government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use our services and move to another telecommunications provider.
Our agreements with certain agencies of the U.S. Government impose significant requirements on us. A violation of those agreements could have severe consequences.
We are a party to an agreement with the U.S. Departments of Homeland Security, Justice and Defense addressing the U.S. government's national security and law enforcement concerns. This agreement imposes significant requirements on us related to information storage and management; traffic management; physical, logical, and network security arrangements; personnel screening and training; and other matters. We are also party to an agreement with the U.S. Department of Defense addressing the U.S. government's national security concerns. This agreement imposes significant requirements on us related to the composition and qualifications of the Level 3 Communications, Inc. board of directors; the limitation of the influence or control over us of non-U.S. persons; physical, logical, and network security arrangements; and other matters.
While we expect to continue to comply fully with our obligations under both of the above-mentioned agreements, it is impossible to eliminate completely the risk of a violation of either. The consequences of a violation of these agreements could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations, and/or the loss of permissions required to do business with the U.S. Government.
We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA and other anticorruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We currently operate and in the future may operate in a number of jurisdictions that pose a high risk of potential anticorruption violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse effect on our business.
The U.K. Bribery Act 2010 (the “Bribery Act”) reformed the United Kingdom (“U.K.”) law in relation to bribery and corruption. As well as containing provisions concerning bribery of public officials, the Bribery Act includes a criminal offense of failing to prevent bribery by relevant commercial organizations. This offense applies when any person associated with the organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the U.K., including our subsidiaries. However, it should be noted that it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Under the Bribery Act, it is a defense to the accusation of failure to prevent bribery for a commercial organization to show that it had in place “adequate procedures” designed to prevent such acts. As with the FCPA, if we are not in compliance with the Bribery Act as well as similar laws in the U.K. or elsewhere that are applicable to our business, we may be subject to criminal and civil penalties and other remedial measures.
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
Upon the occurrence of certain events defined in the various debt agreements relating to our outstanding debt, we are required to make an offer to purchase all of our outstanding notes at a purchase price generally equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon (if any). In addition, to the extent that we are required to make an offer to purchase one of the outstanding issues of our notes, the debt agreements relating to our other issues of notes may require us to repurchase that other debt upon a change in control or termination of trading. We may not have or be able to borrow sufficient funds to pay the purchase price for all the notes tendered by holders seeking to accept the offer to purchase.
We have substantial debt, which may hinder our growth and put us at a competitive disadvantage.
Our substantial debt may have important consequences, including the following:

•	the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditures could be impaired or financing may not be available on acceptable terms;

•
a substantial portion of our cash flows will be used to make principal and interest payments on outstanding debt, reducing the funds otherwise available for operations and future business opportunities;

•	a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

•	having more debt than certain of our competitors may place us at a competitive disadvantage; and

•	substantial debt may make us more vulnerable to a downturn in business or the economy generally.

We had substantial deficiencies of earnings to cover fixed charges of approximately $374 million, $786 million and $712 million for the fiscal year ended December 31, 2012, 2011 and 2010, respectively.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2012, we had an aggregate of approximately $8.608 billion of long-term debt on a consolidated basis (after taking into account the repayment of our 15% Convertible Senior Notes due 2013 in January 2013, as well as excluding debt discounts and fair value adjustments), and approximately $1.171 billion of stockholders' equity. Of the long-term debt, approximately $44 million is due to mature in 2013, $23 million is due to mature in 2014 and $788 million is due in 2015, in each case excluding debt discounts and fair value adjustments.
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
Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•	the timing of costs associated with the operation of our business and integration activities with respect to any completed acquisitions;

•	demand for our services;

•	loss of customers or the ability to attract new customers;

•	changes in pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses;

•	changes in regulatory rulings; and

•	general economic conditions as well as those specific to the communications and related industries.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts' and investors' expectations. In these circumstances, the price of our common stock will likely decrease.
If certain transactions occur with respect to our capital stock, we may be unable to fully utilize our net operating loss carry forwards, or NOLs, to reduce our U.S. federal income taxes.
As of December 31, 2012, we had NOLs of approximately $8.5 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code). If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOLs and certain current deductions against any taxable income we achieve in future periods.

We have entered into transactions over the applicable three year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing NOLs and certain current deductions to reduce our U.S. federal income taxes. In addition, these limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.
STT Crossing's significant ownership interest in Level 3 increases the risk that we could be unable to use our accumulated NOLs for U.S. federal income tax purposes, and the rights agreement entered into by Level 3 designed to protect our ability to use our accumulated NOLs could discourage third-parties from seeking strategic transactions with us that could be beneficial to our stockholders.
Completion of the Global Crossing acquisition-in particular STT Crossing's acquisition of a significant ownership interest in Level 3-moved us significantly closer to the 50% ownership change described above and increases the likelihood of a loss of our NOLs.
In April 2011, we entered into the rights agreement in an effort to deter acquisitions of our common stock that might reduce our ability to use our NOLs. Under the rights agreement, from and after the record date of April 21, 2011, each share of our common stock carries with it one preferred share purchase right that could discourage a third-party from proposing a change of control or other strategic transaction concerning Level 3 or otherwise have the effect of delaying or preventing a change of control of Level 3 that other stockholders may view as beneficial.
Under our certificate of incorporation, we are able to issue more shares of our common stock than are currently outstanding. Such future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.
Our certificate of incorporation, as currently in effect, authorizes us to issue to up to 343,333,333 shares of our common stock, which is a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances involved, the Board may be able to complete a particular issuance without further stockholder action.
Anti-takeover provisions in our charter and by-laws could limit the share price and delay a change of management.
Our restated certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third-party from acquiring us without the approval of our incumbent board of directors. These provisions, among other things:

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

In addition, market fluctuations could have a material adverse effect on the market price or liquidity of our common stock.
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

In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 158 properties as of January 24, 2013. We are engaged in addressing or have liquidated environmental liabilities at 75 of those properties. Of these: (a) we have formal commitments or other potential future costs at 14 sites; (b) there are 6 sites with unknown future costs; and (c) there are 55 sites with no likely future costs. The remaining properties have been dormant for several years. We could potentially be held liable, jointly or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.
We are now exposed to legal proceedings and contingent liabilities that could result in material losses that we have not reserved against.
We are party to various legal proceedings and are subject to certain important contingent liabilities described more fully in Note 16, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this Form 10-K, many of which involve Global Crossing. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to us, we could suffer material losses. Global Crossing did not establish reserves for many of these contingent liabilities and those for which reserves were established could be adversely resolved at levels exceeding the reserved amounts. Certain of these contingent liabilities could have a material adverse effect on our business in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources. Assets and entities that Global Crossing acquired in its most recent acquisitions may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).
Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.
There can be no assurance that there will not be future terrorist attacks. These attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.
The pension plans previously maintained by Global Crossing and with respect to our operations before 1997 may require additional funding and negatively affects cash flows.
Certain North American and European hourly and salaried employees of Global Crossing are covered by defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2012, the projected benefit obligation under these pension plans and the pension plans with respect to non-Global Crossing operations prior to 1997 was approximately $166 million ($79 million for U.S. plans and $87 million for U.K. plans) and the value of plan assets was approximately $146 million (approximately $75 million for US plans and $71 million for U.K. plans), resulting in these pension plans being underfunded by $20 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City and County of Broomfield, Colorado. The campus facility encompasses approximately 850,000 square feet of office space.
We also lease or own significant corporate office space in the following cities and lease smaller sales, administrative, and support offices around the world:

•
North America: Atlanta, Georgia; Austin, Texas; Billings, Montana; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Rochester, New York; Southfield, Michigan; and Tulsa, Oklahoma

•	Europe: Basingstoke, England; Crewe, England; Dublin, Ireland; London, England; Milan, Italy; Naarden, The Netherlands; and Paris, France

•	Latin America: Bogota, Colombia; Buenos Aires, Argentina; Caracas, Venezuela; Lima, Peru; Quito, Ecuador; Santiago, Chile; and Sao Paulo, Brazil

•	Asia/Pacific: Hong Kong, China; Singapore and Tokyo, Japan

     We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber-optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers' equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements. For additional information on our technical sites and other properties relating to our network operations, see Item 1, “Business - Our Communications Network.”
We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.
Our existing properties are in good condition and are suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 16, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is currently traded on the New York Stock Exchange under the symbol “LVLT.” Prior to October 20, 2011, our common stock was traded on the NASDAQ Global Select Market. We completed a 1 for 15 reverse stock split effective after the close of trading on October 19, 2011. On October 20, 2011, we transferred the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange and began trading on a reverse stock split adjusted basis. As of February 22, 2013, there were approximately 7,250 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported by the NASDAQ Global Select Market from January 1, 2010 to October 19, 2011 and the NYSE Composite Tape from October 20, 2011 to December, 31, 2011 and all of 2012, as adjusted for the reverse stock split noted above.

Year Ended December 31, 2012	High	Low
First Quarter	$27.53	$16.87
Second Quarter	26.72	19.72
Third Quarter	24.75	18.12
Fourth Quarter	23.22	18.19

Year Ended December 31, 2011	High	Low
First Quarter	$24.75	$14.70
Second Quarter	36.90	21.00
Third Quarter	40.05	20.55
Fourth Quarter	36.00	16.51

Equity Compensation Plan Information.

We have two equity compensation plans under which we may issue shares of our common stock to employees, officers, directors and consultants. They are The Level 3 Communications, Inc. Stock Plan and the 2003 Global Crossing Limited Stock Incentive Plan. We assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan in connection with the acquisition of Global Crossing. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock and the plan was amended to provide for the issuance of shares of our common stock. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under The Level 3 Communications, Inc. Stock Plan (in the “Equity compensation plans approved by stockholders” category) and the 2003 Global Crossing Limited Stock Incentive Plan (in the “Equity compensation plans not approved by stockholders” category) as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	9,138,536	*	$23.40	**	16,381,225
Equity compensation plans not approved by stockholders	62,324	***	$12.18	***	3,352,982

* Includes, among other awards, awards of outperform stock appreciation units (“OSOs”). For purposes of this table, each OSO is considered to use a single share of our common stock from the total number of shares reserved for issuance under The Level 3 Communications, Inc. Stock Plan even though the actual payout multiplier may range from zero to four, as described below.

** At December 31, 2012, the only type of award outstanding under The Level 3 Communications, Inc. Stock Plan that included an “exercise price” was the OSOs. The weighted-average exercise price indicated is for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

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

The graph compares the cumulative total return of our common stock for the five year period from 2008 through 2012 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2007, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

120
100
80
60
40
20
0
2007
2008
2009
2010
2011
2012
Level 3
S&P 500
NASDAQ Telecommunication

	12/07	12/08	12/09	12/10	12/11	12/12
Level 3 Common Stock	$100.00	$23.03	$50.33	$32.24	$37.26	$50.68
S&P 500® Index	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$6,376	$4,333	$3,591	$3,695	$4,226
Loss from Continuing Operations (2)	(422)	(827)	(621)	(624)	(321)
Income (Loss) from Discontinued Operations, Net (1)	—	71	(1)	6	3
Net Loss	(422)	(756)	(622)	(618)	(318)
Per Common Share:
Loss from Continuing Operations	(1.96)	(6.03)	(5.61)	(5.73)	(3.08)
Income (Loss) from Discontinued Operations, Net	—	0.52	(0.01)	0.05	0.03
Net Loss	(1.96)	(5.51)	(5.62)	(5.68)	(3.05)
Dividends (3)	—	—	—	—	—

Financial Position:
Total Assets	$13,307	$13,188	$8,355	$9,062	$9,634
Current portion of long-term debt (4)	216	65	180	705	186
Long-Term Debt, less current portion (4)	8,516	8,385	6,268	5,755	6,245
Stockholders' Equity (Deficit) (5)	1,171	1,193	(157)	491	1,021

(1)
On June 5, 2008, the Company completed the sale of its Vyvx advertising distribution business to DG FastChannel, Inc. and received gross proceeds at closing of approximately $129 million in cash. Net proceeds from the sale approximated $121 million after deducting transaction-related costs. Revenue attributable to the Vyvx advertising distribution business totaled $15 million in 2008 through the date of sale. The Vyvx businesses were acquired by the Company at the end of 2005 in the acquisition of WilTel Communications Group, LLC ("WilTel").

On October 4, 2011, the Company purchased Global Crossing Limited (“Global Crossing”) (the "Amalgamation"). During 2011, the Company recorded revenue attributable to Global Crossing of approximately $654 million.

On November 14, 2011, the Company completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. Revenue attributable to the coal mining business totaled approximately $54 million in 2011 through the date of sale, $60 million in 2010, $67 million in 2009 and $75 million in 2008. As a result of the transaction, the Company recognized a gain on the transaction of approximately $72 million, which is included its consolidated statements of operations within "Income (Loss) from Discontinued Operations, Net." The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

(2)
In 2008, the Company recognized approximately $25 million of impairment and restructuring charges, $36 million of induced debt conversion expenses, net, attributable to the exchange of certain of the Company's convertible debt securities, a gain on the early extinguishment of debt of $125 million as a result of certain debt repurchases, and a $99 million gain on the sale of the Company's Vyvx advertising distribution business and certain of its smaller long distance voice customer relationships. The Company also revised its estimates of the amounts and timing of its original estimate of undiscounted cash flows related to certain future asset retirement obligations in the fourth quarter of 2008. As a result, the Company reduced its asset retirement obligations liability by $103 million with an offsetting reduction to property, plant and equipment of $21 million, selling, general and administrative expenses of $86 million, depreciation and amortization of $11 million and an increase to goodwill of $15 million.

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

In 2011, the Company recognized a loss of $100 million related to the redemption and repurchase of the 3.5% Convertible Senior Notes due in June 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, the conversion of certain of the 15% Convertible Senior Notes due 2013, the retirement of a portion of the 9.25% Senior Notes due 2014, the redemption of the 5.25% Convertible Senior Notes due 2011 and exchange of the 9% Convertible Senior Discount Notes due 2013. As a result of a change in the estimated useful lives of certain of the Company’s property, plant and equipment, the Company recognized a reduction of approximately $74 million in depreciation expense during the fourth quarter of 2011. The change in accounting estimate was accounted for on a prospective basis effective October 1, 2011. The Company also recognized $11 million of restructuring charges and $20 million of charges associated with the impairment of certain wireless spectrum licenses.

In 2012, the Company recognized a $160 million loss on extinguishment of debt as a result of the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, the redemption of the 8.75% Senior Notes due 2017 in August 2012, the redemption of the 9.25% Senior Notes due 2014 in February 2012 and the exchange of a portion of the 15% Convertible Senior Notes due 2013. The Company also recognized $34 million of restructuring charges. The Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations as a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012. As a result, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million (see Note 6 - Asset Retirement Obligations in the notes to the consolidated financial statements). In addition, as a result of the refinancing of the Tranche A Term Loan in 2012, two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. The Company recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest), which represented the cumulative loss recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) at the date the instruments ceased to qualify as hedges.

(3)
The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, the Company is restricted under certain debt-related covenants from paying cash dividends on shares of its common stock.

(4)
In 2008, the Company received proceeds of $400 million from the issuance of its 15% Convertible Senior Notes due 2013. In connection with the issuance of the 15% Convertible Senior Notes due 2013, the Company completed tender offers and repurchased $163 million of its 2.875% Convertible Senior Notes due 2010, $173 million of its 6% Convertible Subordinated Notes due 2010 and $124 million of its 6% Convertible Subordinated Notes due 2009. In 2008, the Company completed exchanges with holders of various issues of its convertible debt in which the Company issued approximately 3 million shares of common stock in exchange for $18 million of its 6% Convertible Subordinated Notes due 2009, $47 million of its 10% Convertible Senior Notes due 2011, $19 million of its 2.875% Convertible Senior Notes due 2010, $15 million of its 5.25% Convertible Senior Notes due 2011 and $9 million of its 3.5% Convertible Senior Notes due 2012. Also in 2008, the Company repurchased $39 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $32 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company also repaid at maturity the remaining $20 million of its outstanding 11% Senior Notes due 2008 and approximately $6 million (€4 million) of its outstanding 10.75% Senior Euro Notes due 2008.

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

In 2011, the Company issued approximately $605 million of 11.875% Senior Notes due 2019 in two separate transactions, as well as $500 million of its 9.375% Senior Notes due 2019. Proceeds from the first 11.875% Senior Note offering were used to redeem $196 million of 5.25% Convertible Senior Notes. In the second offering, the Company exchanged $295 million of 9% Convertible Senior Discount Notes for the 11.875% Senior Notes. Level 3 Escrow, Inc., an indirect wholly owned subsidiary of the Company, issued $600 million in aggregate principal amount of 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2109 under the same indenture as the 8.125% Senior Notes previously issued, which were treated as a single series of notes under the indenture. In connection with the Amalgamation, all of the 8.125% Senior Notes due 2019 were assumed by Level 3 Financing, Inc., a direct wholly owned subsidiary of the Company, and the proceeds were used to refinance certain existing indebtedness of Global Crossing. The Company exchanged approximately $128 million of its 15% Convertible Senior Notes due 2013 for approximately 5 million shares of its common stock. The Company also paid approximately $29 million in cash, representing interest due from the conversion through the 2013 maturity date. The Company also repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012. The Company borrowed $550 million aggregate principal amount of its Tranche B III Term Loan. The net proceeds in addition to cash on hand were used to redeem the remaining $274 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012 and prepay the $280 million Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan. Also in connection with the closing of the Amalgamation, the Company amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche. The net proceeds from the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

In 2012, the Company refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan") along with cash on hand. The Company also fully repaid the outstanding principal amount of its Commercial Mortgage due 2015 along with accrued interest which was approximately $63 million. Also in 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from that offering are being used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. Additionally in 2012, the Company completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums. The Company refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") along with cash on hand and used the remaining net proceeds to repay $15 million in principal amount plus a premium for existing vendor financing obligations. Further in 2012, the Company exchanged approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of its common stock, including an inducement premium. Also in 2012, the Company issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020. A portion of the net proceeds from the offering were used to redeem all of the Company's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.

(5)	In 2008, the Company issued approximately 3 million shares of common stock in exchange for $108 million aggregate principal amount of various issues of its convertible debt.

In 2011, the Company issued approximately 5 million shares of common stock in exchange for $128 million of its 15% Convertible Senior Notes. The Company also issued approximately 89 million shares of common stock, valued at approximately $1.9 billion, as the stock portion of the purchase price to acquire Global Crossing.

In 2012, the Company issued approximately 5.4 million shares of common stock, including an inducement premium, in exchange for approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included elsewhere herein and the description of its business in Item 1, "Business".

Executive Summary

Overview

The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of generally up to 25 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2012, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 11.7 years.

On October 4, 2011, a wholly owned subsidiary of Level 3 completed its amalgamation with Global Crossing and the amalgamated entity became an indirect wholly owned subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation"). See Note 2 - Events Associated with the Amalgamation of Global Crossing in the notes to the consolidated financial statements.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy.” In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing Core Network Services revenue by increasing sales;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	completing the integration of acquired businesses;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations in excess of capital expenditures;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services or expand its addressable market;

•	managing Wholesale Voice Services for margin contribution; and

•	refinancing its future debt maturities.

The Company's management continues to review all existing lines of business and service offerings to determine how those lines of business and service offerings enhance the Company's focus on the delivery of communications services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of the Company's services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services in part or in whole.

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

The Company has also been focused on improving its liquidity and financial condition, and extending the maturity dates of certain debt, as described below and in greater detail in Note 12 - Long-Term Debt in the notes to the consolidated financial statements.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes. Also see Note 18 - Subsequent Events in the notes to the consolidated financial statements.

In October 2012, Level 3 Financing, Inc. ("Level 3 Financing") refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan") due August 1, 2019 along with cash on hand.

In September 2012, the Company used approximately $63 million to fully repay the outstanding principal amount of its Commercial Mortgage due 2015 along with accrued interest.

Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") in August 2012. The New Term Loans consist of: (a) $600 million senior secured term loan which matures on February 1, 2016 and (b) $815 million senior secured term loan which matures on August 1, 2019. The Company used the net proceeds from the New Term Loans, along with cash on hand, to prepay Level 3 Financing, Inc.'s $1.4 billion Tranche A Term Loan under the existing credit agreement which was to mature in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus a premium for existing vendor financing obligations.

In August 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of Level 3 Financing's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums.

Also in August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from the offering of the notes are being used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.

In March 2012, the Company exchanged approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013 for approximately 3.7 million shares of Level 3 common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares.

In January 2012, Level 3 Financing issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were used in February 2012 to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue by Service Offering

	Year Ended December 31,
(dollars in millions)	2012	2011
Core Network Services:
North America - Wholesale Channel	$1,532	$1,381
North America - Enterprise Channel	2,494	1,583
EMEA - Wholesale Channel	360	246
EMEA - Enterprise Channel	327	167
EMEA - U.K. Government Channel	173	50
Latin America - Wholesale Channel	140	38
Latin America - Enterprise Channel	561	134
Total Core Network Services	5,587	3,599
Wholesale Voice Services and Other	789	734
Total Revenue	$6,376	$4,333

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and voice services excluding wholesale voice services.

•
Wholesale Voice Services and Other revenue from sales to other carriers of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement," which was obtained through an acquisition in 2005.

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

Core Network Services

Growth in transport (such as private line and wavelengths) and fiber revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or, in the case of private line, wavelength or dark fiber services, either monthly payments or up-front payments. The Company is focused on providing end-to-end transport and fiber services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport and fiber services, the Company continues to experience pricing pressure in locations where a large number of carriers co-locate their facilities. An increase in demand may be offset by declines in unit pricing.

Colocation and data center services allow customers to place their network equipment and servers in suitable environments maintained by the Company with high-speed links providing on net access to more than 55 countries. These services are secure, redundant and flexible to fit the varying needs of the Company's customers.  Services, which vary by location, include hosting network equipment used to transport high speed data and voice over Level 3's global network; providing managed IT services, installation, maintenance, storage and monitoring of enterprise services; and providing comprehensive IT outsource solutions.

IP and data services primarily include the Company's high speed Internet protocol ("IP"), dedicated Internet access ("DIA"), virtual private network ("VPN"), content delivery network ("CDN"), media delivery, Vyvx broadcast, Converged Business Network, Asynchronous Transfer mode ("ATM") and frame relay services. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

Voice services comprise a broad range of local and enterprise voice services using VoIP and traditional circuit-switch based technologies, including VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface service, long distance service and toll-free service. For financial reporting purposes, the Company's voice services also include its comprehensive suite of audio, web and video collaboration services.

The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2012, which is expected to continue in 2013.

The following provides a discussion of the Company's Core Network Services revenue in terms of the enterprise and wholesale channels.

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises and regional service providers who buy services regionally or locally, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions. Included in the enterprise channel, but broken out separately in the table above, is the U.K. government channel, which includes revenue primarily from the government sector in the U.K.

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

The Company also has other revenue derived from mature services that are not critical areas of emphasis for the Company, including revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the "SBC Master Services Agreement," which was obtained in the December 2005 acquisition of WilTel Communications Group, LLC. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision. The Company expects ongoing declines in the other revenue component of Wholesale Voice Services and Other similar to what has been experienced over the past several years.

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

2013 Revenue Reporting

In 2013, the Company is maintaining its current reporting of revenue by service offering as disclosed in the table above but will be making some adjustments between current geographical and channel reporting categories to more accurately reflect the revenue attribution by region. Additionally, the Company will make some minor customer channel changes and reallocate Core Network Services voice services revenue attributable to its reseller customers to Wholesale Voice Services and Other revenue.

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

While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, valuation allowance for deferred tax assets, and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements, as critical to its business operations and the understanding of its results of operations.

Revenue

Revenue for communications services, including colocation and data center services, transport and fiber, IP and data services, voice services and managed modem, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

Intercarrier compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the FCC.

For certain sale and long-term indefeasible right of use ("IRU") contracts involving private line, wavelengths and dark fiber services, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.
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

Revenue Reserves

The Company establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. The Company's significant estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, history of billing disputes and industry financial performance.

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

In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Non-Cash Compensation

The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with fair value recognition provisions. Under the fair value recognition provisions, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and estimating the fair value of share-based payment awards require subjective assumptions, including the assumption for stock price volatility for outperform stock options and the achievement of performance criteria for performance based awards. The Company estimates the stock price volatility using a combination of historical and implied volatility, as Level 3 believes it is consistent with the approach most marketplace participants would consider by using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options for the Company's common stock and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the options the Company is valuing. The Company issues outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilizes a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index.

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

The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2012 and 2011 and in each case concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

Useful Lives of Long-Lived Assets

The Company performs periodic internal reviews to evaluate the depreciable lives of its property, plant and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet the Company's financial objectives. In connection with the acquisition of Global Crossing, in 2011 the Company evaluated the estimated useful lives of its fixed assets and determined that the period it expected to use conduit, fiber, and certain transmission equipment was longer than the remaining useful lives originally estimated. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of conduit, fiber, and certain transmission equipment resulted in a reduction of depreciation expense of approximately $74 million in the fourth quarter of 2011, which was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011 under the accounting standard related to changes in accounting estimates applied to pre-existing and acquired conduit, fiber, and transmission equipment.

Goodwill

The Company performs an annual impairment assessment of its goodwill at the end of the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process considers the fair value of each reporting unit relative to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In accordance with recently issued accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.

In 2012, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2012 totaled $2.565 billion and was $1.826 billion, $0.144 billion and $0.595 billion, respectively.

In 2011, the Company's reporting units were consistent with its two reportable segments. Goodwill assigned to the Level 3 and Global Crossing reportable segments at December 31, 2011 totaled $2.541 billion and was $1.427 billion and $1.114 billion, respectively.

In 2012 and 2011, the Company conducted its goodwill impairment analysis using a qualitative assessment and determined it was not necessary to complete the two step goodwill impairment evaluation and that its goodwill was not impaired. As of December 31, 2012, the fair value of the reporting units substantially exceeded their carrying value.

To the extent that future changes in the Company's assumptions and estimates cause a change in the related fair value estimates that indicate the carrying amount of the Company's goodwill may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's goodwill to its estimated fair value.

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
As a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain of its network infrastructure and restore leased properties, and the timing and amount of eventual costs. The analysis resulted in the downward revision of the Company's asset retirement obligation liability. This change in the estimated cash flows resulted in a non-cash gain of $49 million recorded within selling, general and administrative expense, and depreciation expense.
In conjunction with its review of the ROW obligation, the Company identified an error in its assumptions used to estimated its ROW obligation related to the extension of the useful lives of its conduit assets effective October 1, 2011 (See Note 1 - Organization and Summary of Significant Accounting Policies in the notes to the consolidated financial statements). The Company recorded a non-cash benefit of approximately $21 million recorded within selling, general and administrative expense during the fourth quarter of 2012 for the change in the ROW term used to estimate its ROW obligation. The reduction in the asset retirement obligations liability includes the change in estimate of the ROW term that arose in prior periods, which did not materially affect any of the Company's previously reported results of operations or financial condition, or the current period results of operations or financial condition.
As a result of the total revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. The Company first reduced property, plant and equipment to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to depreciation expense to the extent of historical deprecation of the related asset and then to selling, general and administrative expenses.
The Company periodically evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.

Assessment of Loss Contingencies

The Company has legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. The Company has provided for losses in situations where its has concluded that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 16 - Commitments, Contingencies and Other Items in the notes to the consolidated financial statements.

Business Combinations

The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from Global Crossing (and the related estimated lives of depreciable tangible and identifiable intangible assets) requires a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value is performed by management, taking into consideration information provided to management by an independent valuation firm. See Note 2 - Events Associated with the Amalgamation of Global Crossing in the notes to the consolidated financial statements for additional information concerning the assignment of fair values to the assets and assumed liabilities of Global Crossing.

Results of Operations 2012 vs. 2011

	Year Ended December 31,
(dollars in millions)	2012	2011	Change %

Revenue	$6,376	$4,333	47%
Cost of Revenue	2,602	1,706	53%
Depreciation and Amortization	749	805	(7)%
Selling, General and Administrative	2,416	1,759	37%
Restructuring Charges	34	11	NM
Total Costs and Expenses	5,801	4,281	36%
Operating Income	575	52	NM
Other Income (Expense):
Interest income	2	1	100%
Interest expense	(733)	(716)	2%
Loss on extinguishment of debt, net	(160)	(100)	60%
Other, net	(58)	(23)	152%
Total Other Expense	(949)	(838)	13%
Loss Before Income Taxes	(374)	(786)	(52)%
Income Tax Expense	(48)	(41)	17%
Loss from Continuing Operations	(422)	(827)	(49)%
Income from Discontinued Operations, Net	—	71	NM
Net Loss	$(422)	$(756)	(44)%
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Year Ended December 31,
(dollars in millions)	2012	2011	Change %
Core Network Services	$5,587	$3,599	55%
Wholesale Voice Services and Other	789	734	7%
Total Revenue	$6,376	$4,333	47%

Revenue increased 47% to $6.376 billion in 2012 compared to $4.333 billion in 2011. The increase is primarily driven by the additional revenue associated with the Global Crossing acquisition completed in the fourth quarter of 2011. Excluding revenue from the Global Crossing acquisition, growth in Core Network Services revenue, particularly from enterprise customers, was partially offset by declines in Wholesale Voice Services and Other revenue.

The Company experienced growth in each of its service offerings during 2012 compared to 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, Core Network Services revenue growth in IP and data services and voice services during 2012 was driven primarily by end customer demand for content delivery over the Internet and enterprise bandwidth, as well as increased usage for voice services. Growth in transport and fiber services and colocation and data center services was more modest during 2012.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during 2012 compared to 2011 primarily as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, revenue increased in the North America region and to a lesser extent the EMEA region during 2012 compared to 2011.

Wholesale Voice Services and Other revenue increased in 2012 compared to 2011 as a result of the Global Crossing acquisition. Excluding revenue from the Global Crossing acquisition, Wholesale Voice Services and Other revenue decreased in 2012 due to declines in usage. The Company continues to manage its combined wholesale voice services platform for margin contribution, and expects continued volatility in revenue as a result of this strategy. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 41% in 2012 compared to 39% in 2011. The increase is due to the inclusion of costs associated with the Global Crossing business, which has lower gross margins, in 2012 compared to 2011. This increase was partially offset by an improving gross margin mix from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense decreased 7% to $749 million in 2012 from $805 million in 2011. The decrease is attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense in 2012 compared to 2011. The change in accounting estimate was applied on a prospective basis effective October 1, 2011 as required under the accounting standard related to changes in accounting estimates (See Note 1 - Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment in the notes to the consolidated financial statements). This decrease was partially offset by additional depreciation and amortization as a result of the Global Crossing acquisition and property, plant and equipment additions since January 1, 2012.

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

SG&A expenses increased 37% to $2.416 billion in 2012 compared to $1.759 billion in 2011. The increase is primarily due to SG&A expenses associated with the Global Crossing acquisition, although transaction and integration costs decreased to approximately $47 million in 2012 from $70 million in 2011. In addition, there was higher employee compensation and related costs, as the Company continued to increase its sales, support and customer service delivery headcount, and merit salary increases became effective in the first quarter of 2012. These increases were partially offset by cost synergies achieved as a result of the Global Crossing acquisition in 2012 and a $47 million non-cash benefit as a result of a revision to the Company's estimated future asset retirement obligations (see Note 6 - Asset Retirement Obligations in the notes to the consolidated financial statements).

Also included in SG&A expenses in 2012 and 2011, respectively, were $135 million and $101 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to an increase in the number of stock grants, including the Company's matching contribution for the 401(k) plan during 2012, primarily as a result of the Global Crossing acquisition.

Restructuring Charges in 2012 and 2011 were $34 million and $11 million, respectively. The increase was primarily due to an increase of reductions in headcount associated with the integration of the Global Crossing acquisition.

The Company may initiate additional restructuring activities in 2013 in connection with the efforts to optimize its cost structure or in connection with the Amalgamation of Global Crossing. Additional restructuring activities could result in additional headcount reductions and related charges.

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

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2012	2011
Net Loss	$(422)	$(756)
Income Tax Expense	48	41
Total Other Expense	949	838
Depreciation and Amortization Expense	749	805
Non-Cash Compensation Expense	135	101
Discontinued Operations of Coal Mining Business	—	(71)
Adjusted EBITDA	$1,459	$958

Consolidated Adjusted EBITDA was $1.459 billion in 2012 compared with $958 million in 2011. The increase in Adjusted EBITDA is primarily attributable to Adjusted EBITDA associated with the Global Crossing acquisition and growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Interest Expense increased 2% to $733 million in 2012 from $716 million in 2011. Interest expense increased as a result of a higher average debt balance for 2012 compared to 2011, including financings associated with the Global Crossing acquisition, partially offset by lower cost of borrowing on refinanced debt.

The Company expects annual interest expense in 2013 to approximate $665 million based on the Company's outstanding debt as of December 31, 2012, and taking into consideration the current interest rates on the Company's variable rate debt, and the January 2013 repayment at maturity of approximately $172 million of the 15% Convertible Senior Notes. See Note 12 - Long-Term Debt in the notes to consolidated financial statements for additional information on Level 3's financing activities.

Loss on Extinguishment of Debt, net was $160 million in 2012 compared to a loss of $100 million in 2011. The loss recorded during 2012 was related to a charge of $50 million related to the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, a charge of $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, a charge of $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012, and a charge of $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock in March 2012.

The loss recorded during 2011 was related to a charge of approximately $27 million recognized in the fourth quarter of 2011 for the redemption of the 3.5% Convertible Senior Notes due 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, a charge of approximately $29 million recognized for the July 2011 conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August 2011, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011, which was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company’s financing activities.

Other, net was $58 million of expense in 2012 compared to $23 million of expense in 2011. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income. Other, net in 2012 was driven by a non-cash loss on the Company's interest rate swap agreements of approximately $60 million that were deemed "ineffective" under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's financing activities. The expense recognized in 2011 is primarily related to a charge of approximately $20 million related to the impairment of certain wireless spectrum licenses (See Note 8 - Acquired Intangible Assets in the notes to consolidated financial statements).

Income Tax Expense was $48 million in 2012 compared to $41 million in 2011. The income tax expense in 2012 was primarily related to income taxes for Latin American entities acquired as part of the Global Crossing acquisition. The income tax expense during 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset by temporary differences associated with its deferred tax assets as well as income tax expense associated with the post-acquisition results of Global Crossing. See Note 1 - Organization and Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

The Company incurs income tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Income from Discontinued Operations was net $71 million of income in 2011. Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from the Company's balance sheet and a gain on the transaction of approximately $72 million was recognized in 2011.

Results of Operations 2011 vs. 2010

	Year Ended December 31,
(dollars in millions)	2011	2010	Change %

Revenue	$4,333	$3,591	21%
Cost of Revenue	1,706	1,434	19%
Depreciation and Amortization	805	870	(7)%
Selling, General and Administrative	1,759	1,373	28%
Restructuring Charges	11	2	NM
Total Costs and Expenses	4,281	3,679	16%
Operating Income (Loss)	52	(88)	NM
Other Income (Expense):
Interest income	1	1	NM
Interest expense	(716)	(586)	22%
Loss on extinguishment of debt, net	(100)	(59)	69%
Other, net	(23)	20	NM
Total Other Expense	(838)	(624)	34%
Loss Before Income Taxes	(786)	(712)	10%
Income Tax (Expense) Benefit	(41)	91	NM
Loss from Continuing Operations	(827)	(621)	33%
Income (Loss) from Discontinued Operations, Net	71	(1)	NM
Net Loss	$(756)	$(622)	22%
NM — Not meaningful

Discussion of all significant variances:

Total Revenue by Service Offering:

	Year Ended December 31,
(dollars in millions)	2011	2010	Change %
Core Network Services	$3,599	$2,827	27%
Wholesale Voice Services and Other	734	764	(4)%
Total Revenue	$4,333	$3,591	21%

Revenue increased 21% to $4.333 billion in 2011 compared to $3.591 billion in 2010. The increase in total revenue was driven by growth in the Company’s Core Network Services revenue from several existing services and the additional revenue associated with the Global Crossing acquisition during the fourth quarter partially offset by an expected decline in Wholesale Voice Services and Other revenue.

The Company experienced increases within Core Network Services revenue in 2011 compared to 2010, primarily within data, CDN and IP services. The Company experienced strong growth in data, CDN and IP services revenue during 2011 driven by increased demand for enterprise bandwidth and end customer demand for content delivery over the Internet. The Company also experienced full year increases driven by demand in its transport and infrastructure services and colocation services, while its voice services during 2011 were relatively flat compared to

2010. The Company's 2011 results include approximately $590 million of Global Crossing's revenue as a result of the acquisition on October 4, 2011.

The decrease in Wholesale Voice Services and Other revenue in 2011 compared to 2010 was due to a decline in Other revenue as a result of a decline in managed modem revenue and SBC Contract Services revenue.

Cost of Revenue as a percentage of total revenue was 39% in 2011 compared to 40% in 2010. The Company has benefited from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services, offset by the inclusion of three months of costs attributable to the Global Crossing acquisition of approximately $322 million in 2011.

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

SG&A expenses increased 28% to $1.759 billion in 2011 compared to $1.373 billion in 2010. The increase includes $253 million of SG&A costs associated with Global Crossing. The remaining increase in 2011 compared to 2010 is driven by transaction costs and integration costs incurred by the Company for the Global Crossing acquisition of approximately $70 million, as well as higher employee compensation and related costs as the Company continued to increase its sales, support and customer installation activity headcount during 2011.

Also included in SG&A expenses in 2011 and 2010, respectively, were $101 million and $67 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to higher headcount, an increase in the 2011 discretionary stock-based bonus which was distributed to employees in 2012, an increase in the stock price on the grant date associated with the 2011 annual restricted stock unit grant compared to 2010, and an adjustment in 2011 to the 2010 stock bonus grant issued in 2011 due to a higher stock price on the actual grant date in 2011.

Restructuring Charges in 2011 and 2010 were $11 million and $2 million, respectively. The increase in 2011 compared to 2010 was primarily due to reductions in headcount associated with the Global Crossing acquisition, as the Company had not initiated any significant new workforce reduction plans in 2011 or 2010.

Adjusted EBITDA. The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2011	2010
Net Loss	$(756)	$(622)
Income Tax Expense (Benefit)	41	(91)
Total Other Expense	838	624
Depreciation and Amortization Expense	805	870
Non-Cash Compensation Expense	101	67
Discontinued Operations of Coal Mining Business	(71)	1
Adjusted EBITDA	$958	$849

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

Interest Expense increased 22% to $716 million in 2011 from $586 million in 2010. Interest expense increased as a result of a higher average debt balance for 2011 compared to 2010, including financings associated with the Global Crossing acquisition.

Loss on Extinguishment of Debt, net was $100 million in 2011 compared to a loss of $59 million in 2010. The loss recorded during 2011 was related to a charge of $27 million recognized in the fourth quarter of 2011 for the redemption of the 3.5% Convertible Senior Notes due 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, a charge of $29 million recognized for the July 2011 conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011, which was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013. The loss recorded during 2010 was related to a $4 million charge recognized as a result of the redemption of the Company’s 10% Convertible Senior Notes due 2011 and a $55 million charge recognized in connection with the tender offer and consent solicitation of the Company's 12.25% Senior Notes due 2013. See Note 12 - Long-Term Debt in the notes to consolidated financial statements for more details regarding the Company’s financing activities.

Other, net was $23 million of expense in 2011 compared to $20 million of income in 2010. The expense recognized in 2011 also includes a charge of approximately $20 million related to the impairment of certain wireless spectrum licenses (See Note 8 - Acquired Intangible Assets in the notes to consolidated financial statements).

Income Tax Expense was $41 million expense in 2011 compared to a $91 million benefit in 2010. The income tax expense during 2011 is primarily related to an out of period adjustment due to taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset by temporary differences associated with its deferred tax assets. The 2011 income tax expense also includes approximately $8 million associated with the post acquisition results of Global Crossing. See Note 1 - Organization and Summary of Significant Accounting Policies in the notes to consolidated financial statements for additional details. The income tax benefit in 2010 primarily related to a release of certain foreign deferred tax asset valuation allowances.

Income (Loss) from Discontinued Operations was net $71 million of income in 2011 compared to a $1 million loss in 2010. As discussed above, Level 3 sold its coal mining business in the fourth quarter of 2011. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from the Company's balance sheet and it recognized a gain on the transaction of approximately $72 million in 2011. The $1 million loss in 2010 was a result of costs exceeding revenue due to lower volume of tons mined, partially offset by the commencement of new contracts during the year.

Financial Condition—December 31, 2012

Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2012 and 2011, respectively, are summarized as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	Change
Net Cash Provided by Operating Activities of Continuing Operations	$578	$388	$190
Net Cash Used in Investing Activities of Continuing Operations	(725)	(398)	(327)
Net Cash Provided by Financing Activities of Continuing Operations	207	261	(54)
Net Cash Provided by Discontinued Operations	—	51	(51)
Effect of Exchange Rates on Cash and Cash Equivalents	1	—	1
Net Change in Cash and Cash Equivalents	$61	$302	$(241)

Operating Activities of Continued Operations

Cash provided by operating activities of continuing operations increased to $578 million in 2012 compared with $388 million in 2011 primarily due to growth in earnings as a result of the Global Crossing acquisition, partially offset by higher interest paid and an increase in the use of cash for working capital items.

Investing Activities of Continued Operations

Cash used in investing activities of continuing operations increased in 2012 compared to 2011 primarily as a result of additional capital expenditures, which totaled $743 million in 2012 and $494 million in 2011 and were driven by the inclusion of Global Crossing in the Company's results since the acquisition date. In addition, $146 million of cash was received in 2011 as a result of the amalgamation of Global Crossing. The capital expenditures in 2012 as a percentage of revenue were fairly consistent with 2011 levels.

Financing Activities of Continued Operations

Cash provided by financing activities of continuing operations decreased in 2012 compared to 2011 as a result of lower borrowings net of payments and repurchases of debt and capital leases. Financing activities exclude proceeds and payments for borrowings placed in escrows upon issuance and used for settlement of Global Crossing debt in the amount of $1.2 billion in 2011. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's debt transactions during 2012.

Cash Flows of Discontinued Operations

Net cash provided by discontinued operations was $51 million in 2011 primarily as a result of the sale of the Company's coal mining business on November 14, 2011, which resulted in approximately $55 million of incremental unrestricted cash.

Liquidity and Capital Resources

The Company incurred a net loss of $422 million in 2012 and $756 million in 2011. In connection with its continuing operations, the Company used $743 million for capital expenditures and $207 million of cash was provided by financing activities in 2012. This compares to $494 million of cash used for capital expenditures and $261 million of cash flows provided by financing activities in 2011.

Net cash interest payments are expected to decrease to approximately $645 million in 2013 from $695 million in 2012 based on forecasted interest rates on the Company's variable rate debt outstanding as of December 31, 2012.

Capital expenditures for 2013 are expected to remain relatively consistent as a percentage of revenue with 2012, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of December 31, 2012, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $216 million that mature in 2013, $23 million in 2014 and $788 million in 2015. In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes.

In October 2012, Level 3 Financing refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new Tranche B-II 2019 Term Loan due August 1, 2019 in the aggregate principal amount of $1.2 billion along with cash on hand and recognized a loss on the extinguishment of debt of $50 million.

In September 2012, the Company used approximately $63 million to fully repay the outstanding principal amount of its Commercial Mortgage due 2015 along with accrued interest.

Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of New Term Loans in the aggregate principal amount of $1.415 billion in August 2012. The New Term Loans consist of: (a) $600 million senior secured term loan which matures on February 1, 2016 and (b) $815 million senior secured term loan which matures on August 1, 2019. The Company used the net proceeds from the New Term Loans, along with cash on hand, to prepay Level 3 Financing's $1.4 billion Tranche A Term Loan under the existing credit agreement which was to mature in March 2014 and used the remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. The Company recognized a loss on extinguishment of debt of $9 million in the third quarter of 2012 as a result of refinancing the $1.4 billion Tranche A Term Loan and repayment of existing vendor financing obligations. In addition, in connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swaps that had previously hedged changes in the interest rate on a portion of the Tranche A Term Loan. See Note 11 - Derivative Financial Instruments in the notes to consolidated financial statements.

In August 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of Level 3 Financing's outstanding 8.75% Senior Notes due 2017, including the payment of accrued interest and applicable premiums. The Company recognized a loss on extinguishment of debt of $40 million in the third quarter of 2012 as a result of the redemption of the 8.75% Senior Notes due 2017.

In August 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from the offering of the notes are being used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time.

In March 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 were exchanged for approximately 3.7 million shares of Level 3 common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes which included an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on extinguishment of debt of $39 million in the first quarter of 2012 as a result of this exchange of the 15% Convertible Senior Notes due 2013. The transaction will reduce cash interest expense by approximately $15 million on an annual basis.

In January 2012, Level 3 Financing issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 in a private transaction. A portion of the net proceeds from the offering were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. The Company recognized a loss on extinguishment of debt of $22 million in the first quarter of 2012 as a result of the redemption of the 9.25% Senior Notes due 2014. The remaining proceeds constitute purchase money indebtedness under the existing senior secured credit agreement and indentures of Level 3 and were used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS Assets (as defined in the existing senior secured credit agreement and indentures of Level 3), including the cash purchase price of any past, pending or future acquisitions.

See Note 12 - Long-Term Debt in the notes to consolidated financial statements for more details regarding the Company’s 2012 financing activities.

The Company had $979 million of cash and cash equivalents on hand at December 31, 2012, including $43 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. In addition, $69 million (valued at the fixed official CADIVI rate on that date of 4.30 Venezuelan bolivares to the U.S. Dollar) of the Company's total cash and cash equivalents was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $69 million may be transferred to the Company or any other subsidiary of the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. If enacted prior to December 31, 2012, this devaluation would have reduced the Company's unrestricted cash and cash equivalents by approximately $22 million based on the bolivar balances as of December 31, 2012. See Note 18 - Subsequent Events in the notes to the consolidated financial statements.

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

Contractual Obligations

The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2012, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion(1)	$8,780	$216	$811	$794	$6,959
Interest Obligations(2)	4,045	691	1,249	1,107	998
Asset Retirement Obligations	55	3	15	—	37
Operating Leases	1,427	255	401	273	498
Right of Way Agreements	705	115	112	92	386
Purchase and Other Obligations	1,188	824	185	60	119
Other Commercial Commitments
Letters of Credit	31	8	1	1	21

(1)
Pro forma for the repayment at maturity in January 2013 of approximately $172 million aggregate principal amount of the Company's 15% Convertible Senior Notes due 2013, the Company's contractual obligations for long-term debt, including current portion, would total $8.608 billion comprised of: $44 million due in less than one year, $811 million due in two to three years, $794 million due in four to five years and $6.959 billion due after 5 years.

(2)
Includes the Company's estimated future cash flows related to interest rate swap obligations included in Other Non-Current Liabilities presented in Note 10 - Fair Value of Financial Instruments in the notes to consolidated financial statements.

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

Long-term debt obligations exclude issue discounts and fair value adjustments.

Interest obligations assume interest rates on $2.914 billion of variable rate debt do not change from December 31, 2012. In addition, interest is calculated based on debt outstanding as of December 31, 2012.

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

Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 14 - Income Taxes in the notes to consolidated financial statements for additional information regarding the Company's uncertain tax positions.

Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company includes payments due during these automatic renewal periods given the significant cost to relocate the Company's network and other facilities.

Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2013, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

Purchase and other obligations represent all outstanding purchase order amounts of the Company as of December 31, 2012 ($508 million), contractual commitments with third parties to purchase network access services ($390 million), maintenance payments for portions of the Company's network ($273 million) and other ($17 million).

The table above does not include other long-term liabilities, such as liabilities recorded for legal matters that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of December 31, 2012, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at December 31, 2012, was approximately 4.9%.

In March 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements were effective beginning in 2007 and mature in January 2014. Under the terms of the interest rate swap agreements, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and approximately 4.92% under the other.

Prior to August 6, 2012 and the refinancing of the $1.4 billion Tranche A Term Loan, Level 3 had designated the interest rate swap agreements as cash flow hedges on the interest payments for $1 billion of floating rate debt. However, as a result of the refinancing of the $1.4 billion Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements that had effectively hedged the interest rate on $1 billion of floating rate debt were deemed "ineffective" under GAAP. See Note 12 - Long Term Debt in the notes to the consolidated financial statements for more details regarding the Company's interest rate swaps.

As indicated above, the weighted average interest rate on the $2.9 billion of variable rate instruments at December 31, 2012, was approximately 4.9%. The Company's senior secured credit facility's variable interest rate is based on a fixed rate plus LIBOR with a fixed minimum LIBOR rate of 1.5%. The LIBOR rate for the Company's senior secured credit facility was 0.3% at December 31, 2012. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not impact the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $3 million as of December 31, 2012.

At December 31, 2012, the Company had $5.9 billion (excluding discounts and fair value adjustments) of fixed rate debt bearing a weighted average interest rate of 8.9%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early.
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

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. If enacted prior to December 31, 2012, this devaluation would have reduced the Company's net monetary assets by $20 million, including unrestricted cash and cash equivalents of $22 million, based on the bolivar balances as of December 31, 2012. The devaluation of the Company's net monetary assets will result in a charge which will be recognized in other expense, net in the consolidated statement of operations in the first quarter of 2013. Based on the bolivar balances as of December 31, 2012, the charge would be $20 million. The effects on revenue and operating income are not expected to be material in light of certain pricing adjustment mechanisms in many of the Company's contracts with Venezuelan customers and since most of the Company's costs in Venezuela are incurred in bolivares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information for Level 3 Communications, Inc. and Subsidiaries begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company completed the amalgamation of Global Crossing on October 4, 2011. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of Global Crossing. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. That report appears on page F-3.

ITEM 9B. OTHER INFORMATION

None.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities” above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC.
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

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form 8-A filed on October 19, 2011).
3.5
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 10-Q for the three months ended June 30, 2012).

3.6
Conformed copy of the Restated Certificate of Incorporation of Level 3 Communications, Inc., as amended (incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 10-Q for the three months ended June 30, 2012).

3.7
Certificate of Designation of Series B Junior Participating Preferred Stock of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-A dated April 11, 2011).

3.8	Specimen Stock Certificate of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant's Form 8-A dated March 31, 1998).
3.9	Amended and Restated By-laws of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 22, 2012).
4.1.1
Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2007).

4.1.2
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

4.1.3
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

4.2
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

4.3
Indenture, dated as of June 26, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.'s 7% Convertible Senior Notes Due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 2, 2009).

4.4
Second Supplemental Indenture, dated as of October 15, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.'s 7% Convertible Senior Notes Due 2015, Series B (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 15, 2009).

4.5.1
Indenture, dated as of January 20, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2010).

4.5.2
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 19, 2010).

4.5.3
Supplemental Indenture, dated as of March 19, 2010, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, Level 3 Communications, LLC, as Guarantor and The Bank of New York Mellon, as Trustee, relating to the 10% Senior Notes Due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 19, 2010).

4.6
Third Supplemental Indenture, dated as of September 20, 2010, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the 6.5% Convertible Senior Notes Due 2016 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 20, 2010).

4.7
Indenture, dated as of January 19, 2011, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 11.875% Senior Notes due 2019 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2011).

4.8.1
Indenture, dated as of March 4, 2011, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 9.375% Senior Notes due 2019 of Level 3 Financing Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 7, 2011).

4.8.2
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

4.8.3
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

4.9.1
Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A dated April 11, 2011).

4.9.2
Amendment to the Rights Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

4.10.1
Stockholder Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 13, 2011).

4.10.2
Amendment to the Stockholder Rights Agreement, dated as of November 28, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 30, 2011).

4.11
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

4.12.1
Indenture, dated as of June 9, 2011, between Level 3 Escrow, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 of Level 3 Escrow, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 10, 2011).

4.12.2
Supplemental Indenture, dated as of March 22, 2012, among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 8.125% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2012).

4.12.3
Supplemental Indenture, dated as of March 22, 2012, among Level 3 Communications, LLC, as guarantor, the Company, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 8.125% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2012).

4.13.1
Indenture, dated as of January 13, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 17, 2012).

4.13.2
Supplemental Indenture, dated as of April 18, 2012, by and among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 18, 2012).

4.13.3
Supplemental Indenture, dated as of April 18, 2012, among Level 3 Communications, LLC, as guarantor, the Company, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated April 18, 2012).

4.14.1
Indenture, dated as of August 1, 2012, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.875% Senior Notes due 2019 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 1, 2012).

4.14.2
Registration Agreement, dated as of August 1, 2012, among Level 3 Communications, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J. P. Morgan Securities LLC, relating to Level 3 Communications, Inc.’s 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 1, 2012).

4.15.1
Indenture, dated as of August 6, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 1, 2012).

4.15.2
Supplemental Indenture, dated as of December 6, 2012, among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2012).

4.15.3
Supplemental Indenture, dated as of December 6, 2012, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 6, 2012).

4.15.4
Registration Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s 7% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 1, 2012).

10.1.1
Separation Agreement, dated December 8, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.1.2
Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Form of Aircraft Time-Share Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.3
Securities Purchase Agreement, dated as of February 18, 2005, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 24, 2005).

10.4	Level 3 Communications, Inc. Stock Plan, effective May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2012).
10.5	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.6	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.7	Form of Master Deferred Issuance Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.8	Form of Master OSO Master Award Agreement for consultants (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.9	Form of Master Deferred Issuance Stock Agreement for consultants (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
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

10.18
Amended and Restated Loan Proceeds Note Collateral Agreement, dated as of March 13, 2007, as amended and restated as of April 16, 2009, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 17, 2009).

10.19
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

10.20
Amended and Restated Loan Proceeds Note, dated as of May 15, 2009, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 15, 2009).

10.21
Second Amendment Agreement to the Amended and Restated Credit Agreement, dated as of October 4, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

10.22
Second Amended and Restated Loan Proceeds Note, dated as of October 4, 2011, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

10.23
Amended and Restated Loan Proceeds Note, dated as of November 10, 2011, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 17, 2011).

10.24
Third Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 17, 2011).

10.25
Fourth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 9, 2012).

10.26
Amended and Restated Loan Proceeds Note, dated August 6, 2012, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 9, 2012).

10.27
Amended and Restated Loan Proceeds Note, dated August 6, 2012, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated August 9, 2012).

10.28
Fifth Amendment Agreement to Amended and Restated Credit Agreement dated October 4, 2012 among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2012).

10.29
Amended and Restated Loan Proceeds Note, dated October 4, 2012, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 5, 2012).

10.30
Amended and Restated Loan Proceeds Note, dated October 4, 2012, by and among Level 3 Communications, LLC and Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 5, 2012).

10.31.1
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).

10.31.2
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).

10.31.3
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

10.32
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

10.33
Retirement Agreement and General Release, dated February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.34.1
Consulting Agreement, dated as of February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.34.2
First Amendment to Consulting Agreement, dated as of June 1, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 6, 2011).

10.35.1
Standstill Agreement, dated as of May 20, 2011, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).

10.35.2
Amendment to the Standstill Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

10.36
Conversion Agreement, dated as of July 6, 2011, by and among each of the investors named in Exhibit A thereto and Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 12, 2011).

10.37	Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
10.38	2012 Management Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
10.39
Employment Agreement, dated as of March 19, 2012, by and among Level 3 Communications, Inc., Level 3 Communications, LLC and James Q. Crowe (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 23, 2012).

10.40
Restrictive Covenant Agreement, dated as of this March 19, 2012 by and between Level 3 Communications, Inc., together with its direct and indirect subsidiaries, and James Q. Crowe (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 23, 2012).

10.41
Exchange Agreement, dated as of March 13, 2012, by and among Level 3 Communications, Inc., Longleaf Partners Fund, a series of the Longleaf Partners Fund Trust, and solely with respect to Sections 3, 5.3 and 5.4 therein, Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

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

101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit), (vi) Supplementary Stockholders' Equity Information and (vii) Notes to Consolidated Financial Statements†.

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

We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Level 3 Communications, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three‑year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 26, 2013

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For each of the three years ended December 31,

(dollars in millions, except per share data)	2012	2011	2010

Revenue	$6,376	$4,333	$3,591

Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	2,602	1,706	1,434
Depreciation and Amortization	749	805	870
Selling, General and Administrative	2,416	1,759	1,373
Restructuring Charges	34	11	2
Total Costs and Expenses	5,801	4,281	3,679
Operating Income (Loss)	575	52	(88)
Other Income (Expense):
Interest income	2	1	1
Interest expense	(733)	(716)	(586)
Loss on extinguishment of debt, net	(160)	(100)	(59)
Other, net	(58)	(23)	20
Total Other Expense	(949)	(838)	(624)
Loss Before Income Taxes	(374)	(786)	(712)
Income Tax (Expense) Benefit	(48)	(41)	91
Loss from Continuing Operations	(422)	(827)	(621)
Income (Loss) from Discontinued Operations, Net	—	71	(1)
Net Loss	$(422)	$(756)	$(622)

Basic and Diluted Loss per Share
Loss per Share from Continuing Operations	$(1.96)	$(6.03)	$(5.61)
Income (Loss) per Share from Discontinued Operations	—	0.52	(0.01)
Net Loss per Share	$(1.96)	$(5.51)	$(5.62)

Shares Used to Compute Basic and Diluted Loss per Share (in thousands)	215,356	137,176	110,680

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
For each of the three years ended December 31,

(dollars in millions)	2012	2011	2010

Net Loss	$(422)	$(756)	$(622)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	17	(16)	(78)
Holding Gain (Loss) on Interest Rate Swaps, including Reclassification Gains (Losses)	90	18	(16)
Other, net	(1)	16	1
Other Comprehensive Income (Loss), Before Income Taxes	106	18	(93)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	106	18	(93)
Comprehensive Loss	$(316)	$(738)	$(715)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

(dollars in millions, except share data)	2012	2011
Assets:
Current Assets:
Cash and cash equivalents	$979	$918
Restricted cash and securities	8	10
Receivables, less allowances for doubtful accounts of $31 and $21, respectively	714	648
Other	141	131
Total Current Assets	1,842	1,707
Property, Plant and Equipment, net of accumulated depreciation of $8,359 and $7,678, respectively	8,199	8,136
Restricted Cash and Securities	35	51
Goodwill	2,565	2,541
Other Intangibles, net	268	358
Other Assets, net	398	395
Total Assets	$13,307	$13,188
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$779	$747
Current portion of long-term debt	216	65
Accrued payroll and employee benefits	211	209
Accrued interest	209	216
Current portion of deferred revenue	251	264
Other	136	157
Total Current Liabilities	1,802	1,658
Long-Term Debt, less current portion	8,516	8,385
Deferred Revenue, less current portion	887	885
Other Liabilities	931	1,067
Total Liabilities	12,136	11,995
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares at December 31, 2012 and 293,333,333 shares at December 31, 2011; 218,380,070 issued and outstanding at December 31, 2012 and 207,913,428 issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	14,000	13,706
Accumulated other comprehensive income (loss)	26	(80)
Accumulated deficit	(12,857)	(12,435)
Total Stockholders’ Equity	1,171	1,193
Total Liabilities and Stockholders’ Equity	$13,307	$13,188

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2012	2011	2010

Cash Flows from Operating Activities:
Net loss	$(422)	$(756)	$(622)
(Income) loss from discontinued operations	—	(71)	1
Loss from continuing operations	(422)	(827)	(621)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	749	805	870
Asset retirement obligation adjustment	(47)	—	—
Non-cash compensation expense attributable to stock awards	135	101	67
Loss on extinguishments of debt, net	160	100	59
Loss on interest rate swaps	60	—	—
Change in fair value of embedded derivative	—	—	(10)
Accretion of debt discount and amortization of debt issuance costs	43	56	57
Accrued interest on long-term debt, net	(5)	82	6
Loss on impairment of wireless spectrum licenses	—	20	—
Deferred income taxes	10	33	(93)
Loss (gain) on sale of property, plant, and equipment and other assets	(1)	(2)	4
Other, net	(23)	5	(9)
Changes in working capital items:
Receivables	(86)	(12)	58
Other current assets	(5)	(1)	3
Payables	18	30	(33)
Deferred revenue	(10)	(3)	(9)
Other current liabilities	2	1	(10)
Net Cash Provided by Operating Activities of Continuing Operations	578	388	339
Cash Flows from Investing Activities:
Capital expenditures	(743)	(494)	(435)
Decrease (increase) in restricted cash and securities, net	20	(54)	3
Proceeds from the sale of property, plant and equipment and other assets	11	4	4
Investment in Global Crossing, net of cash acquired	—	146	—
Other	(13)	—	—
Net Cash Used in Investing Activities of Continuing Operations	(725)	(398)	(428)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	4,504	1,878	808
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(4,302)	(1,617)	(930)
Proceeds from stock options exercised	5	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	207	261	(122)
Discontinued Operations:
Net cash used in operating activities	—	(4)	—
Net cash provided by (used in) investing activities	—	55	(1)
Net Cash Provided by (Used in) Discontinued Operations	—	51	(1)
Effect of Exchange Rates on Cash and Cash Equivalents	1	—	(8)
Net Change in Cash and Cash Equivalents	61	302	(220)
Cash and Cash Equivalents at Beginning of Year	918	616	836
Cash and Cash Equivalents at End of Year	$979	$918	$616

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$695	$576	$523
Income taxes paid, net of refunds	$32	$7	$(1)
Non-cash Investing and Financing Activities:
Long-term debt issued in exchange transaction	$—	$300	$—
Long-term debt retired in exchange transaction	$—	$295	$—
Long-term debt conversion into equity	$100	$128	$—
Premium on long-term debt conversion into equity	$39	$—	$—
Accrued interest conversion into equity	$2	$—	$—
Long-term debt issued and proceeds placed in escrow	$—	$1,200	$—
Settlement of Global Crossing debt with escrowed securities	$—	$1,254	$—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	$			Accumulated Deficit	Total
	(dollars in millions, except share data)
Balance at January 1, 2010	109,607,751	$16	$11,537	$(5)	$(11,057)	$491
Common stock:
Common stock issued under employee stock benefit plans and other	1,757,475	1	21	—	—	22
Stock-based compensation expense	—	—	29	—	—	29
Reclassification of Derivative Liability	—	—	16	—	—	16
Net Loss	—	—	—	—	(622)	(622)
Other Comprehensive Loss	—	—	—	(93)	—	(93)
Balance at December 31, 2010	111,365,226	17	11,603	(98)	(11,679)	(157)
Common stock:
Common stock issued under employee stock benefit plans and other	3,273,038	—	52	—	—	52
Stock-based compensation expense	—	—	32	—	—	32
Global Crossing acquisition equity consideration	88,535,830	13	1,868	—	—	1,881
Reverse stock split	—	(29)	29	—	—	—
Conversion of debt to equity	4,739,334	1	122	—	—	123
Net Loss	—	—	—	—	(756)	(756)
Other Comprehensive Income	—	—	—	18	—	18
Balance at December 31, 2011	207,913,428	2	13,706	(80)	(12,435)	1,193
Common stock:
Common stock issued under employee stock benefit plans and other	5,019,513	—	88	—	—	88
Stock-based compensation expense	—	—	67	—	—	67
Conversion of debt to equity	5,447,129	—	139	—	—	139
Net Loss	—	—	—	—	(422)	(422)
Other Comprehensive Income	—	—	—	106	—	106
Balance at December 31, 2012	218,380,070	$2	$14,000	$26	$(12,857)	$1,171

See accompanying notes to consolidated financial statements

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Accumulated Other Comprehensive Income (Loss)
For each of the three years ended December 31,

	Net Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Other	Total
	(dollars in millions)
Balance at January 1, 2010	$133	$(92)	$(46)	$(5)
Change	(78)	(16)	1	(93)
Balance at December 31, 2010	55	(108)	(45)	(98)
Change	(16)	18	16	18
Balance at December 31, 2011	39	(90)	(29)	(80)
Change	17	90	(1)	106
Balance at December 31, 2012	$56	$—	$(30)	$26

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies
Description of Business
Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company created its communications network by constructing its own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Level 3's network is an international, facilities based communications network. The Company designed its network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
Until November 2011, the Company also was engaged in coal mining through two 50% owned joint-venture surface mines, one each in Montana and Wyoming. The Company completed the sale of its coal mining business on November 14, 2011 (see Note 4 - Dispositions).

On October 4, 2011, a subsidiary of Level 3 completed its amalgamation with Global Crossing Limited ("Global Crossing"), which thereby became a wholly owned, indirect subsidiary of the Company through a tax free, stock for stock transaction (the "Amalgamation") (see Note 2 - Events Associated with the Amalgamation of Global Crossing).
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
Foreign Currency Translation
Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit) and in the consolidated statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have either the British Pound or the Euro as the functional currency, both of which experienced significant fluctuations against the U.S. dollar during 2012, 2011 and 2010. As a result of the Amalgamation during the fourth quarter of 2011, the Company also is exposed to fluctuations in the Brazilian Real. The Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the consolidated statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses), including where its investments in its foreign subsidiaries are not considered to be long-term in nature, are included within other income (expense) on the consolidated statement of operations.

Reclassifications

Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require management's judgments include revenue recognition, revenue reserves, cost of revenue for communications services, the determination of the useful lives of long-lived assets, the valuation and recognition of stock-based compensation expense, the valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets, derivative financial instruments, the valuation of asset retirement obligations, the allowance for doubtful accounts, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and valuation of other assets and liabilities measured at fair value. Actual results could differ from these estimates under different assumptions or conditions and such differences could be material.
Revenue and Cost of Revenue for Communications Services
Revenue for communications services is recognized monthly as the services are provided based on contractual amounts expected to be collected. Management establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.
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

The Company recognizes the cost of network services as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate cost of revenue reserves for disputed supplier billings based on an analysis of historical experience in resolving disputes with its suppliers.
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
USF and Gross Receipts Taxes
The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its consolidated statements of operations, but generally records gross receipts taxes and certain state regulatory fees billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $191 million, $107 million and $77 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $20 million, $15 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation
The Company recognizes the estimated fair value of stock based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2012, 2011 and 2010 discretionary bonus in stock awards that were vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award.
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
Cash and Cash Equivalents
The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the U.S., Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2012 and 2011, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
Restricted Cash and Securities
Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted cash and securities are stated at cost which approximates fair value as of December 31, 2012 and 2011.
Derivative Financial Instruments
All derivative instruments are measured at fair value and recognized as either assets or liabilities on the Company's consolidated balance sheets. The Company's derivative instruments are valued primarily using models based on readily observable market parameters for all substantial terms of the Company's derivative contracts and thus are classified as Level 2 of the GAAP fair value hierarchy (see Note 10 - Fair Value of Financial Instruments). The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
For derivative instruments designated as cash flow hedges, the effective portion of the derivative's gain (loss) is initially reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI") and is subsequently recognized in earnings in the period the hedged transaction affects earnings or when they are no longer effective. Gains (losses) resulting from hedge ineffectiveness and those resulting from changes in fair values on derivatives not designated as hedging instruments are recognized in other income (expense) in the consolidated statements of operations (see Note 11 - Derivative Financial Instruments).

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances and an analysis of its historical experience of bad debt write-offs. The Company reviews its allowance for doubtful accounts quarterly. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $15 million in 2012, $6 million in 2011 and $16 million in 2010.

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
In connection with the acquisition of Global Crossing in 2011, the Company evaluated the estimated useful lives of its fixed assets and determined that the period it expected to use conduit, fiber, and certain transmission equipment was longer than the remaining originally estimated useful lives. The Company revised its estimated useful lives of conduit from its historical estimate of 25 years to a revised estimate of 50 years; of fiber from its historical estimate of 12 years to a revised estimate of 25 years ; and of certain transmission equipment from its historical estimate of 7 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011 under the accounting standard related to changes in accounting estimates. The change in estimated useful lives of certain of the Company’s property, plant and equipment, which has resulted in less depreciation expense than would have otherwise been recorded, resulted in the following decrease for the year ended December 31, 2011 (in millions, except per share amounts):

Net Loss	$74
Basic and Diluted Net Loss per Share	$0.54
Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.
The Company capitalizes costs directly associated with expansions and improvements of the Company's communications network and customer installations, including employee-related costs, and generally capitalizes costs associated with network construction and provisioning of services. The Company amortizes such costs over an estimated useful life of 3 to 7 years.
In addition, the Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll-related expenses for employees directly associated with business support systems projects are capitalized. Upon the completion of a project, the total cost of the business support system is amortized over an estimated useful life of 3 years.
Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $146 million, $87 million and $68 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company performs periodic internal reviews to determine depreciable lives of its property, plant and equipment based on input from global network services personnel, actual usage, the physical condition of the Company's property, plant and equipment, and other relevant factors.
Asset Retirement Obligations
The Company recognizes a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within selling, general and administrative expenses and within income (loss) from discontinued operations for reclamation associated with the coal mining business on the Company's consolidated statements of operations prior to the sale of the coal mining business in November 2011. Changes in the liability due to revisions to the amount or timing of future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.
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
The Company's goodwill impairment review process considers the fair value of each reporting unit relative to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Beginning with the 2011 assessment in accordance with updated accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation.
In 2012, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. In 2011, the Company's reporting units were consistent with its reportable segments of Level 3 and Global Crossing, representing the stand-alone operations of each legacy business. In 2010, the Company's reporting units were consistent with its reportable segments of communications and coal mining.
In 2012 and 2011, the Company conducted its assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. During 2010, the Company considered the use of multiple valuation techniques in accordance with GAAP Fair Value Measurements and Disclosures guidance to estimate the fair value of its reporting units and had consistently applied a market approach as part of its impairment assessment process. Under the market approach, the Company estimated the fair value using an in-exchange valuation premise based upon the market capitalization of Level 3 using quoted market prices, added an estimated control premium, and then assigned that fair market value to the reporting units.
The Company's indefinite-lived intangibles assets impairment review process compares the fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with recently issued accounting guidance, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is no longer required to complete the two step indefinite-lived intangible assets impairment evaluation.
In 2012, the Company conducted its indefinite-lived intangible assets impairment analysis using the qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets exceeds the carrying value. In 2011 and 2010, the Company estimated the fair value of its indefinite-lived intangible assets primarily utilizing an income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.
The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analysis at the end of 2012, 2011 and 2010 and in each case concluded that its goodwill was not impaired in any of those periods. The Company conducted its indefinite-lived intangible asset impairment analysis at the end of 2012 and 2010 and concluded that there was no impairment. During 2011, the Company determined that the carrying value of certain wireless spectrum licenses that it acquired in a prior acquisition was impaired and the Company recognized a $20 million charge in the fourth quarter that was recognized in Other Expense. The Company concluded that its remaining indefinite-lived intangible assets were not impaired as of December 31, 2011.
Long-Lived Assets Including Finite-Lived Purchased Intangible Assets
The Company amortizes acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 4 to 12 years.
The Company evaluates long-lived assets, such as property, plant and equipment and acquired intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the asset groups are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset is deemed to be impaired, the amount of the impairment loss is the excess of the asset's carrying value over its estimated fair value.
The Company conducted a long-lived asset impairment analysis in 2012, 2011 and 2010 and in each case concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, restricted cash and securities and derivatives. The Company maintains its cash equivalents, restricted cash and securities and derivatives with various financial institutions. These financial institutions are primarily located in the United States, Europe and Latin America and the Company's policy is to limit exposure with any one institution. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company also has established guidelines relative to financial instrument credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company's investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in the Company's business. The Company has not experienced any material losses on financial instruments held at financial institutions. From time to time, the Company utilizes interest rate swap contracts to protect against the effects of interest rate fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
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
A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 17%, 24% and 27% of Level 3's communications revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed the Amalgamation with Global Crossing, which became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction. As a result of the Amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011), including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent (the “Amalgamation Consideration”) and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the outstanding vested options to purchase Global Crossing common shares were modified into vested options to purchase a number of shares of Level 3 common stock equal to 16 times (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011) the number of Global Crossing common shares covered by such Global Crossing options, and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for a number of shares of Level 3 common stock equal to 16 times (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011) the number of Global Crossing common shares covered by such restricted stock units.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche (the "Tranche B II Term Loan."). In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011 (see Note 12 - Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing, Inc. (the “Notes Assumption”), and the funds were released from the escrow account. The net aggregate proceeds from the Tranche B II Term Loan and 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

As a result of the Amalgamation, the Company issued approximately 88.53 million shares of common stock, adjusted for the October 19, 2011, 1 for 15 reverse stock split, to former holders of Global Crossing common shares and Global Crossing’s 2% cumulative senior convertible preferred stock, and Level 3 caused the refinancing of approximately $1.36 billion of Global Crossing's outstanding consolidated debt.

Based on (i) the number of Level 3 shares issued (88.53 million as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), (ii) the closing stock price of Level 3 common stock as of October 3, 2011 ($21.15 as adjusted for the 1 for 15 reverse stock split completed on October 19, 2011), and (iii) the debt of Global Crossing refinanced ($1.36 billion), the Company determined that the aggregate consideration for acquisition accounting, including assumed debt, approximated $3.4 billion. The restricted stock units covering Global Crossing common shares settled for Level 3 shares of common stock were reduced in settlement of employee income and payroll tax withholding obligations and the corresponding amounts of approximately $81 million were paid in cash. The premium paid by Level 3 in this transaction is attributable to strategic benefits, including a significantly expanded IP/optical network with global reach including Latin America, Asia and the Pacific region, an improved credit profile and reduced financial leverage attributed to enhanced financial and operational scale, and the opportunity for investment and network expansion. The Company has a comprehensive portfolio of voice, video, and data services, which operates on a unique global services platform anchored by subsea and terrestrial fiber optic networks in North

America, Europe, and Latin America. The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The combined results of operations of Level 3 and Global Crossing are included in the Company's consolidated results of operations beginning in October 2011. The assets acquired and liabilities assumed of Global Crossing were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, was completed in October 2012. The following is the final allocation of the purchase price.

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

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of January 1, 2010 (dollars in millions, except per share data).

	Year Ended December 31,
	2011	2010
Total Revenue	$6,335	$6,111
Net Loss	(727)	(825)
Net Loss per share	$(3.56)	$(4.14)

These results include certain adjustments, primarily due to a net decrease in depreciation and amortization expense due to the Company, in connection with the Amalgamation, increasing the estimated useful lives of the acquired conduit, fiber and certain transmission equipment while increasing the fair value of tangible and intangible assets, decreasing interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The unaudited pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Amalgamation been completed on January 1, 2010, nor is it representative of future operating results of the Company. The unaudited pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense and restructuring charges in the Company's consolidated statements of operations during the period that such costs were incurred. Since the acquisition date, Level 3 incurred total acquisition related transaction costs of approximately $49 million through December 31, 2012 which is unchanged from December 31, 2011. In 2012 and 2011, Level 3 incurred total acquisition related integration costs of approximately $81 million and $32 million, respectively.

In April 2011, Level 3 adopted a Stockholder Rights Plan to protect its U.S. federal net operating loss carry forwards from certain Internal Revenue Code Section 382 limitations. On May 24, 2012, the stockholders of the Company ratified such adoption. This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical U.S. federal net operating loss carryforwards in the future.

(3) Loss Per Share
The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2012, 2011 and 2010 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.
The effect of approximately 35 million, 39 million and 52 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2012, 2011 and 2010, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 7 million, 4 million and 3 million stock options, outperform stock options, restricted stock units and warrants outstanding at December 31, 2012, 2011 and 2010, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million which was included in the consolidated statements of operations within "Income from Discontinued Operations" in the fourth quarter of 2011. Results for 2011 and 2010, exclusive of the gain on the transaction in 2011, were not significant. The financial results of the coal mining business were included in the Company's consolidated results of operations through the date of sale, and the years ended December 31, 2011 and 2010 have been revised to reflect the presentation within discontinued operations.

(5) Property, Plant and Equipment
The components of the Company's property, plant and equipment as of December 31, 2012 and 2011 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2012
Land	$195	$—	$195
Land Improvements	73	(43)	30
Facility and Leasehold Improvements	2,050	(1,074)	976
Network Infrastructure	8,342	(3,058)	5,284
Operating Equipment	5,506	(3,997)	1,509
Furniture, Fixtures and Office Equipment	249	(166)	83
Other	21	(21)	—
Construction-in-Progress	122	—	122
	$16,558	$(8,359)	$8,199
December 31, 2011
Land	$195	$—	$195
Land Improvements	73	(40)	33
Facility and Leasehold Improvements	2,046	(978)	1,068
Network Infrastructure	8,189	(2,817)	5,372
Operating Equipment	4,978	(3,680)	1,298
Furniture, Fixtures and Office Equipment	228	(142)	86
Other	21	(21)	—
Construction-in-Progress	84	—	84
	$15,814	$(7,678)	$8,136

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress.
Depreciation expense was $659 million in 2012, $706 million in 2011 and $775 million in 2010.
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
As a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain of its network infrastructure and restore leased properties, and the timing and amount of eventual costs. The analysis resulted in the downward revision of the Company's asset retirement obligation liability. This change in the estimated cash flows resulted in a non-cash gain of $49 million recorded within selling, general and administrative expense, and depreciation expense, or $0.23 basic and diluted net loss per share.
In conjunction with its review of the ROW obligation, the Company identified an error in its assumptions used to estimated its ROW obligation related to the extension of the useful lives of its conduit assets effective October 1, 2011 (See Note 1 - Organization and Summary of Significant Accounting Policies). The Company recorded a non-cash benefit of approximately $21 million recorded within selling, general and administrative expense, or $0.10 basic and diluted net loss per share during the fourth quarter of 2012 for the change in the ROW term used to estimate its ROW obligation. The reduction in the asset retirement obligations liability includes the change in estimate of the ROW term that arose in prior periods, which did not materially affect any of the Company's previously reported results of operations or financial condition, or the current period results of operations or financial condition.
As a result of the total revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. The Company first reduced property, plant and equipment to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to depreciation expense to the extent of historical deprecation of the related asset and then to selling, general and administrative expenses.
In 2011, the asset retirement obligations for certain leased facilities were primarily increased by liabilities assumed in the Global Crossing acquisition.

The following table provides asset retirement obligation activity for the years ended December 31, 2012 and 2011 (dollars in millions):

	2012	2011
Asset retirement obligation at January 1	$121	$74
Accretion expense	11	9
Liabilities assumed in Global Crossing acquisition	—	41
Liabilities settled	(4)	(2)
Revision in estimated cash flows	(73)	—
Effect of foreign currency rate change	—	(1)
Asset retirement obligation at December 31	$55	$121

(7) Goodwill
The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 are as follows (dollars in millions):

Total
Balance as of January 1, 2011	$1,427
Goodwill acquired in Global Crossing acquisition	1,110
Effect of foreign currency rate change	4
Balance as of December 31, 2011	2,541
Goodwill adjustments	24
Balance as of December 31, 2012	$2,565

The Company conducted its annual goodwill impairment analysis at December 31, 2012 and 2011. As a result of the Company's annual assessment, Level 3 concluded that its goodwill was not impaired in 2012 or 2011.

(8) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of December 31, 2012 and December 31, 2011 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(633)	$143
Trademarks	55	(17)	38
Patents and Developed Technology	158	(103)	55
	989	(753)	236
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(753)	$268
December 31, 2011
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(571)	$205
Trademarks	55	(3)	52
Patents and Developed Technology	158	(89)	69
	989	(663)	326
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(663)	$358

During the fourth quarter of 2012, the Company conducted its long-lived assets and indefinite-lived intangible assets impairment analyses and concluded that there was no impairment.

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

Acquired finite-lived intangible asset amortization expense was $90 million in 2012, $99 million in 2011 and $95 million in 2010.
At December 31, 2012, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.9 years for customer contracts and relationships, 4.0 years for patents and developed technology and 2.8 years for trademarks.

As of December 31, 2012, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2013	$73
2014	61
2015	45
2016	28
2017	13
Thereafter	16
$236

(9) Restructuring Charges

Employee Separations

Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate from time to time various workforce reductions resulting in involuntary employee terminations. The Company also has initiated multiple workforce reductions resulting from the integration of previously acquired companies. During 2012 and 2011, the Company initiated workforce reductions primarily as a result of the Amalgamation. During 2010, the Company did not initiate any significant workforce reductions. Restructuring charges totaled $34 million, $11 million and $2 million in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company had $16 million and $5 million, respectively, of employee termination liabilities.

Facility Closings

The Company also has accrued contract termination costs of $35 million and $43 million as of December 31, 2012 and December 31, 2011, respectively, for facility lease costs that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2025. The Company recognized a charge of approximately $2 million, and a benefit of $3 million and $5 million in 2012, 2011 and 2010, respectively, as a result of lease modifications. The Company records charges for contract termination costs within selling, general and administrative expenses in the consolidated statements of operations.

(10) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion) as of December 31, 2012 and 2011. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at December 31, 2012 and 2011. The interest rate swaps are recorded in the consolidated balance sheets at fair value (see Note 11 - Derivative Financial Instruments). The carrying value of the Company’s long-term debt, including the current portion, reflects the original amounts borrowed net of unamortized discounts and premiums, was $8.7 billion and $8.5 billion as of December 31, 2012 and 2011, respectively.

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

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2— Unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3— Unobservable inputs for the asset or liability.

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of December 31, 2012 and 2011:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other non-current liabilities)	$56	$90	$—	$—	$56	$90
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$56	$90	$—	$—	$56	$90
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,603	$2,567	$2,631	$2,518	$—	$—
Senior Notes	5,185	4,716	5,712	4,822	—	—
Convertible Notes	846	939	286	247	748	834
Commercial Mortgage	—	65	—	—	—	73
Capital Leases and Other	98	163	—	—	98	163
Total Long-term Debt, including the current portion:	$8,732	$8,450	$8,629	$7,587	$846	$1,070

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

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion and $2.5 billion at December 31, 2012 and 2011, respectively. The fair value of each loan is based on the December 31, 2012 and 2011 trading quotes as provided by large financial institutions that trade in the Company’s Term Loans. The pricing quotes provided by these market participants incorporate LIBOR curve expectations, interest spread, corporate and loan credit ratings, maturity date (March 2014, February 2016, September 2018 and August 2019) and liquidity, among other loan characteristics and relative value across other instruments of similar terms. The interest spread for the Tranche A Term Loan was LIBOR plus 2.25% (aggregate principal value) and is LIBOR plus 4.25% with a

LIBOR floor of 1.5% for both the Tranche B II Term Loan and Tranche B III Term Loan. The interest spreads are LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with the LIBOR floor set at minimum of 1.5% on both loans. The interest spread is LIBOR plus 3.25% for the Tranche B-II 2019 Term Loan, with the LIBOR floor set at minimum of 1.5%.

The Term Loans are secured by a pledge of the equity interests in certain U.S.-based subsidiaries of Level 3 Financing, Inc.; 65% of the equity interests in each of Level 3 Financing, Inc.’s Canadian subsidiary and its Bermuda subsidiary that indirectly owns Global Crossing's non-U.S. subsidiaries; and liens on the assets of Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. In addition, Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Term Loans.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.7 billion and $4.8 billion at December 31, 2012 and 2011, respectively, based on market prices. The fair value of each instrument was based on the December 31, 2012 and 2011 trading quotes as provided by large financial institutions that trade in the Company’s securities. The pricing quotes provided by these market participants incorporate spreads to the Treasury curve, security coupon (which ranges from LIBOR plus 3.75% to 11.875%), corporate and security credit ratings, maturity date (ranging from 2014 to 2020) and liquidity, among other security characteristics and relative value at both the borrower entity level and across other securities of similar terms.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by the Company and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

Convertible Notes

The fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $286 million and $247 million at December 31, 2012 and 2011, respectively. The fair value of the Company’s actively traded Convertible Notes referenced above is based on the trading quotes as of December 31, 2012 and 2011 provided by large financial institutions that trade in the Company’s securities. The fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013, was approximately $748 million and $834 million at December 31, 2012 and 2011, respectively. A portion of the Company's 15% Convertible Senior Notes due 2013 were exchanged for common stock during the first quarter of 2012, as discussed in Note 12 - Long-Term Debt. To estimate the fair value of the Convertible Notes that are not actively traded, Level 3 used a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Commercial Mortgage

During the third quarter of 2012, the outstanding principal amount of the Commercial Mortgage was fully repaid (see Note 12 - Long Term Debt). The fair value of the Commercial Mortgage was approximately $73 million at December 31, 2011 as compared to the carrying amount of $65 million. The Commercial Mortgage was not actively traded and its fair value was estimated by management using a valuation model based on an income approach. The significant inputs used to estimate fair value of this debt instrument using discounted cash flows included the anticipated scheduled mortgage payments and observable market yields on other actively traded debt of similar characteristics and collateral type.

Prior to its repayment, the Commercial Mortgage was a secured obligation of HQ Realty, Inc., a wholly owned subsidiary of the Company. HQ Realty, Inc.’s obligations under the Commercial Mortgage were secured by a first priority lien on the Company’s headquarters campus located at 1025 Eldorado Boulevard, Broomfield, Colorado 80021 and certain HQ Realty, Inc. restricted cash and reserve accounts. Upon repayment, restricted cash and reserve accounts were released.

(11) Derivative Financial Instruments

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

In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The Company had designated these interest rate swap agreements as cash flow hedges. The two interest rate swap agreements are with different counterparties and are for $500 million each. The arrangements began in April 2007 and mature in January 2014. Under the terms of these arrangements, the Company receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and approximately 4.92% under the other.

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

On a quarterly basis, the Company evaluated the effectiveness of the hedges by measuring the extent to which the change in the variable portion of the interest rate swaps offsets the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. Prior to August 6, 2012, these derivatives were deemed effective cash flow hedges and hedge ineffectiveness was not material in any periods presented. As a result, the change in the fair value of the interest rate swap agreements was reflected in AOCI and was subsequently reclassified into earnings through an interest expense yield adjustment in respect of the hedged debt obligation as periodic settlements occurred throughout the term of the swaps by the making of interest payments on such debt.

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. The Company recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest) in the third quarter of 2012, which represented the cumulative loss recorded in AOCI at the date the instruments ceased to qualify as hedges (see Note

12 - Long-Term Debt). After August 6, 2012, the Company will reflect the change in the fair value of the swaps in Other Income in its Consolidated Statement of Operations until maturity of the swaps in early 2014. For the year ended December 31, 2012, the Company recognized a loss of $4 million in Other, net in the Company's Consolidated Statement of Operations.

The Company also issued certain equity conversion rights associated with debt instruments, which were not designated as hedging instruments, but were considered derivative instruments. The Company did not have a remaining liability associated with its equity conversion rights as of December 31, 2012 and 2011. Changes in these derivatives resulted in the Company recognizing no gains for the years ended December 31, 2012 and 2011 and a gain of $10 million for the year ended December 31, 2010.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

	Liability Derivatives
	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other noncurrent liabilities	$—	Other noncurrent liabilities	$90

	Liability Derivatives
	December 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other noncurrent liabilities	$56	Other noncurrent liabilities	$—

The amount of gains (losses) recognized in Other Comprehensive Income (Loss) consists of the following (dollars in millions):

	Year Ended December 31,
Derivatives designated as hedging instruments	2012	2011	2010
Cash flow hedging contracts	$90	$18	$(16)

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

		Year Ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2012	2011
Cash flow hedging contracts	Interest Expense	$(26)	$(46)

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (dollars in millions):

Derivatives not designated as hedging instruments	Location of Gain/Loss recognized in Income/Loss on Derivative
		2012	2011	2010
Embedded equity conversion rights	Other Income (Expense)—Other, net	$—	$—	$10
Interest rate swap agreements	Other Income (Expense)—Other, net	(64)	—	—

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

(12) Long-Term Debt

As of December 31, 2012 and December 31, 2011, long-term debt was as follows:

(dollars in millions)	December 31, 2012	December 31, 2011
Senior Secured Term Loan*	$2,614	$2,600
9.25% Senior Notes due 2014	—	807
Floating Rate Senior Notes due 2015 (4.469% as of December 31, 2012 and 4.202% as of December 31, 2011)	300	300
8.75% Senior Notes due 2017	—	700
10% Senior Notes due 2018	640	640
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	—
8.625% Senior Notes due 2020	900	—
7% Senior Notes due 2020	775	—
15% Convertible Senior Notes due 2013	172	272
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
6.5% Convertible Senior Notes due 2016	201	201
9.86% Commercial Mortgage due 2015	—	65
Capital Leases	86	131
Other	12	32
Total Debt Obligations	8,780	8,528
Unamortized (Discount) Premium:
Discount on Senior Secured Term Loan	(11)	(33)
Premium on 9.25% Senior Notes due 2014	—	3
Discount on 10% Senior Notes due 2018	(10)	(11)
Discount on 11.875%Senior Notes due 2019	(9)	(10)
Discount on 9.375% Senior Notes due 2019	(8)	(9)
Discount on 8.125% Senior Notes due 2019	(8)	(9)
Discount on 7% Convertible Senior Notes due 2015	(2)	(2)
Discount due to embedded derivative contracts	—	(7)
Total Unamortized (Discount) Premium	(48)	(78)
Carrying Value of Debt	8,732	8,450
Less current portion	(216)	(65)
Long-term Debt, less current portion	$8,516	$8,385

* The $599 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75% as of December 31, 2012, respectively. The $1.4 billion Tranche A Term Loan due 2014, that was prepaid in 2012, had an effective interest rate of 2.65% as of December 31, 2011, excluding the effect of the $1 billion notional amount interest rate swaps. The $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan due 2018, that were prepaid in 2012, had interest rates of 5.75% as of December 31, 2011.

2012 Debt Issuances, Redemptions, Exchanges and Registrations

During the fourth quarter of 2012, Level 3 Financing, Inc., a direct wholly owned subsidiary of Level 3 Communications, Inc. ("Level 3 Financing") refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion. The new term loan was borrowed pursuant to an amended and restated credit agreement. The new term loan consists of a $1.2 billion senior secured term loan which matures on August 1, 2019 (the "Tranche B-II 2019 Term Loan"). The interest rate on the loan is LIBOR plus 3.25%, with LIBOR set at a minimum of 1.5%. The Tranche B-II 2019 Term Loan was priced at par. Debt issuance costs of approximately $13 million, were capitalized and are being amortized over the term of the Tranche B-II 2019 Term Loan as interest expense using the effective interest method. The Company recognized a loss on extinguishment of debt of $50 million as a result this transaction.

During the third quarter of 2012, Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") and cash on hand. The New Term Loans were borrowed pursuant to an amended and restated credit agreement. The New Term Loans consist of: (a) $600 million senior secured term loan which matures on February 1, 2016 (the “Tranche B 2016 Term Loan”), and (b) $815 million senior secured term loan which matures on August 1, 2019 (the “Tranche B 2019 Term Loan”). The interest rates on the loans are LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with LIBOR set at a minimum of 1.5% on both loans. The Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan were priced at 99.5% and 99.0% of par, respectively. Debt issuance discounts of approximately $3 million and $8 million were reflected as a reduction in long-term debt and are being amortized as interest expense over the term of the Tranche B 2016 Term Loan and Tranche B 2019 Term Loan, respectively, using the effective interest method. The Company used the remaining net proceeds to repay $15 million in principal amount plus a premium for existing vendor financing obligations. Debt issuance costs of approximately $9 million and $12 million were capitalized and are being amortized over terms of the Tranche B 2016 Term Loan and Tranche B 2019 Term Loan, respectively, as interest expense using the effective interest method. The Company recognized a loss on extinguishment of debt of $9 million as a result of this transaction. In connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swap agreements that had previously hedged changes in the interest rate on $1 billion notional amount of floating rate debt.

Also during the third quarter of 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 (the "7% Senior Notes"). The net proceeds from the offering of the notes, along with cash on hand were used to redeem all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged. Level 3 Financing redeemed its 8.75% Senior Notes due 2017 at a price of 104.375% of the principal amount and recognized a loss on extinguishment of debt of $40 million. The 7% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2020. Interest on the notes accrues from August 6, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. Debt issuance costs of approximately $15 million, were capitalized and are being amortized over the term of the 7% Senior Notes as interest expense using the effective interest method. The 7% Senior Notes are not registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The 7% Senior Notes became fully and unconditionally guaranteed by Level 3 Communications, LLC during the fourth quarter of 2012.

Additionally during the third quarter of 2012, Level 3 Communications, Inc. completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 (the "8.875% Senior Notes"). The net proceeds from the offering of the notes are being used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. The 8.875% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2019. Interest on the notes accrues from August 1, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. Debt issuance costs of approximately $7 million were capitalized and are being amortized over the term of the 8.875% Senior Notes as interest expense using the effective interest method. The 8.875% Senior Notes are not registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

Also in the third quarter of 2012, the outstanding principal amount of the Commercial Mortgage due 2015 was fully repaid along with accrued interest.

During the second quarter of 2012, all of the originally placed 8.125% Senior Notes due 2019 were exchanged for a new issue of 8.125% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 8.125% Senior Notes due 2019 became fully and unconditionally guaranteed by Level 3 Communications, LLC during the first quarter of 2012.

During the first quarter of 2012, Level 3 Financing completed the offering of $900 million aggregate principal amount of its 8.625% Senior Notes due 2020 (the "8.625% Senior Notes"). A portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. Level 3 Financing redeemed its 9.25% Senior Notes due 2014 at a price of 102.313% of the principal amount and recognized a loss on extinguishment of debt of $22 million. The remaining net proceeds constituted purchase money indebtedness under the existing senior secured credit agreement and indentures of the Company and Level 3 Financing and were used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS assets (as defined in the existing senior secured credit agreement and indentures of Level 3). The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes accrues from January 13, 2012 and will be payable on January 15 and July 15 of each year, beginning on July 15, 2012. Debt issuance costs of approximately $20 million were capitalized and are being amortized over the term of the 8.625% Senior Notes as interest expense using the effective interest method. During the second quarter of 2012, all of the originally placed notes were exchanged for a new issue of 8.625% Senior Notes due 2020 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 8.625% Senior Notes became fully and unconditionally guaranteed by Level 3 Communications, LLC during the second quarter of 2012.

Also in the first quarter of 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 was exchanged for approximately 3.7 million shares of Level 3 common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes which included an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash. The Company recognized a loss on inducement included in loss on extinguishment of debt of $39 million.

2011 Debt Issuances, Redemptions, Exchanges and Conversions

In the fourth quarter of 2011, the major debt obligations of Global Crossing that were outstanding at the time of the Amalgamation were repaid.

During the fourth quarter of 2011, in connection with the closing of the Amalgamation (see Note 2 - Events Associated with the Amalgamation of Global Crossing), Level 3 Financing amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche (the "Tranche B II Term Loan"). The Company borrowed the Tranche B II Term Loan from investors at a price of 99% of its principal amount. Debt issuance discount of approximately $7 million was reflected as a reduction in long-term debt. The Tranche B II Term Loan accrued interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The net proceeds from the Tranche B II Term Loan were used to refinance certain existing indebtedness of Global Crossing and for general corporate purposes. The Tranche B II Term Loan which was to mature on September 1, 2018 was prepaid in the fourth quarter of 2012.

Also during the fourth quarter of 2011, Level 3 Financing amended its existing credit agreement to incur an additional $550 million of borrowings through an additional tranche (the "Tranche B III Term Loan"). The Company borrowed the Tranche B III Term Loan from investors at a price of 95% of its principal amount. Debt issuance discount of approximately $28 million was reflected as a reduction in long-term debt. The Tranche B III Term Loan accrued interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The net proceeds from the Tranche B III Term Loan were used along with cash on hand to refinance the $280 million Tranche B Term Loan that was outstanding under the existing senior secured credit facility and the $274 million aggregate principal amount of Level 3 Communications, Inc.'s 3.5% Convertible Senior Notes due 2012. The Company recognized a loss on extinguishment of debt of $12 million and $15 million associated with the redemption and prepayment of the 3.5% Convertible Senior Notes due 2012 and the Tranche B Term Loan, respectively. The Tranche B III Term Loan which was to mature on September 1, 2018 was prepaid in the fourth quarter of 2012.

In the third quarter of 2011, the Company repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012 at a price of 98.875% of the principal amount and recognized a loss on extinguishment of debt of less than $1 million.

Also in the third quarter of 2011, certain holders converted approximately $128 million of the Company's 15% Convertible Senior Notes due 2013 to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3 common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible. The Company also paid an aggregate of approximately $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which was recognized as a loss on inducement and included in the loss on extinguishment of debt. The remaining 15% Convertible Senior Notes due 2013 were repaid at maturity on January 15, 2013.

During the second quarter of 2011, Level 3 Escrow, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 (the “8.125% Senior Notes”) at a price of 99.264% of their principal amount. Debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes using the effective interest method.

Further in the third quarter of 2011, Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 under the same indenture as the 8.125% Senior Notes, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. Debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the 8.125% Senior Notes on or before April 10, 2012, the initial term of these notes was deemed to be through April 2012. When the contingency was resolved in connection with the Amalgamation, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes using the effective interest method.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and remained in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the Amalgamation and the assumption of the 8.125% Senior Notes by Level 3 Financing (the “Notes Assumption”). In conjunction with the completion of the

Amalgamation on October 4, 2011 (see Note 2 - Events Associated with the Amalgamation of Global Crossing), the escrow conditions were satisfied. Debt issuance costs of approximately $32 million were capitalized and are being amortized over the term of the 8.125% Senior Notes as interest expense using the effective interest method.

During the first quarter of 2011, Level 3 Financing issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 (the “9.375% Senior Notes”) at a price of 98.001% of their principal amount. Debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing’s outstanding 9.25% Senior Notes due 2014 during the second quarter of 2011. Level 3 Financing redeemed approximately $443 million aggregate principal amount of its 9.25% Senior Notes due 2014 at a price of 104.625% of the principal amount. The Company recognized a loss on extinguishment of debt for the portion of the aggregate principal amount of the 9.25% Senior Notes due 2014 retired of approximately $23 million.

Also during the first quarter of 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019 (the “11.875% Senior Notes”). The Company issued its 11.875% Senior Notes to investors at a price of 98.173% of their principal amount. Debt issuance discount of approximately $11 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method. Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the issuance of the 11.875% Senior Notes were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013. As a result of the Company's redemption of the outstanding $196 million aggregate principal amount of 5.25% Convertible Senior Notes due 2011 at a price of 100.75% of the principal amount and exchange of the outstanding $295 million aggregate principal amount of 9% Convertible Senior Discount Notes due 2013, the Company recognized a loss on extinguishment of debt of $20 million.

Senior Secured Term Loans

On March 13, 2007, Level 3 Communications, Inc., as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan to Level 3 Financing. The $1.4 billion senior secured term loan (the "Tranche A Term Loan") had an interest rate of LIBOR plus an applicable margin of 2.25% per annum. In addition, during the second quarter of 2009, Level 3 Financing amended and restated its existing senior secured Credit Agreement to increase the borrowings through the creation of a $280 million Tranche B Term Loan (the "Tranche B Term Loan") and had an interest rate of LIBOR plus 8.5% per annum, with LIBOR set at a minimum of 3.00%. The Tranche A Term Loan and Tranche B Term Loan which were to mature on March 13, 2014 were prepaid in August 2012 and November 2011, respectively. The $1.4 billion Tranche A Term Loan had an effective interest rate of 2.65% as of December 31, 2011, excluding the effect of the $1 billion notional amount interest rate swaps. As of December 31, 2011, the capitalized unamortized debt issuance costs remaining on the Tranche A Term Loan was $6 million.

The Company used a portion of the original net proceeds after transaction costs to repay Level 3 Financing's $730 million Senior Secured Term Loan due 2011 under that certain credit agreement dated June 27, 2006. In addition, the Company used a portion of the net proceeds to fund the purchase of certain of its existing debt securities.

On October 4, 2011, in connection with the closing of the Amalgamation (see Note 2 - Events Associated with the Amalgamation of Global Crossing), Level 3 Financing amended its existing Credit Agreement to incur an additional $650 million of borrowings through an additional tranche. The Company borrowed the Tranche B II Term Loan from investors at a price of 99% of its principal amount. Debt issuance discount of approximately $7 million was reflected as a reduction in long-term debt. The Tranche B II Term Loan accrued interest at 4.25% plus LIBOR,

(with a LIBOR minimum of 1.5%), with interest payments due quarterly. The Tranche B II Term Loan which was to mature on September 1, 2018 was prepaid in October 2012. The net proceeds from the Tranche B II Term Loan were used to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

Additionally, on November 10, 2011, Level 3 Financing amended its existing Credit Agreement to incur an additional $550 million of borrowings through an additional tranche. The Company borrowed the Tranche B III Term Loan from investors at a price of 95% of its principal amount. Debt issuance discount of approximately $28 million was reflected as a reduction in long-term debt. The Tranche B III Term Loan accrued interest at 4.25% plus LIBOR, (with a LIBOR minimum of 1.5%), with interest payments due quarterly. The Tranche B III Term Loan which was to mature on September 1, 2018 was prepaid in October 2012. The net proceeds from the Tranche B III Term Loan were used along with cash on hand to prepay the $280 million Tranche B Term Loan that was outstanding under the existing senior secured credit facility and the $274 million aggregate principal amount of Level 3 Communications, Inc.'s 3.5% Convertible Senior Notes due 2012.

As of December 31, 2011, debt issuance discounts on the Tranche B II Term Loan and Tranche B III Term Loan, were $6 million and $27 million, respectively. The capitalized unamortized debt issuance costs for the Tranche B II Term Loan and Tranche B III Term Loan were $14 million and $8 million at December 31, 2011, respectively.

On August 6, 2012, Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion. The New Term Loans were borrowed pursuant to an amended and restated Credit Agreement, which reflects the amendments approved by the lenders. The New Term Loans consist of: (a) $600 million senior secured term loan which matures on February 1, 2016, and (b) $815 million senior secured term loan which matures on August 1, 2019. The Tranche B 2016 Term Loan requires repayment of 0.25% of the aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity. The interest rates on the loans are LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with LIBOR set at a minimum of 1.5% on both loans. The Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan were priced at 99.5% and 99.0% of par, respectively. Debt issuance discounts of approximately $3 million and $8 million were reflected as a reduction in long-term debt and are being amortized as interest expense over the term of the Tranche B 2016 Term Loan and Tranche B 2019 Term Loan, respectively, using the effective interest method. The Company used the net proceeds from the New Term Loans, along with cash on hand, to prepay Level 3 Financing's $1.4 billion Tranche A Term Loan under the existing Credit Agreement which was to mature in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. Debt issuance costs for the Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan of approximately $9 million and $12 million, respectively, were capitalized and are being amortized over the respective terms of those term loans as interest expense using the effective interest method.

As of December 31, 2012, debt issuance discounts on the Tranche B 2016 Term Loan and Tranche B 2019 Term Loan, were $3 million and $8 million, respectively. The capitalized unamortized debt issuance costs for the Tranche B 2016 Term Loan and Tranche B 2019 Term Loan were $8 million and $11 million at December 31, 2012, respectively.

On October 4, 2012, Level 3 Financing refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion. The Tranche B-II 2019 Term Loan was borrowed pursuant to an amended and restated Credit Agreement. The Tranche B-II 2019 Term Loan consists of a $1.2 billion senior secured term loan which matures on August 1, 2019. The interest rate on the loan is LIBOR plus 3.25%, with LIBOR set at a minimum of 1.5%. The Tranche B-II 2019 Term Loan was priced at par. The Company used the net proceeds from the Tranche B-II 2019 Term Loan, along with cash on hand, to prepay Level 3 Financing's $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under the existing Credit Agreement which were to mature in September 2018. Debt issuance costs of approximately $13 million were capitalized and are being amortized over the term of the Tranche B-II 2019 Term Loan as interest expense using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $13 million at December 31, 2012.

Level 3 Financing has the option of electing one, two, three or six month LIBOR at the end of each interest period and may elect different options with respect to different portions of the Senior Secured Term Loan. Interest is payable in cash at the end of each LIBOR period elected in arrears, provided that in the case of a six month interest period, interim interest payments are required at the end of the first three months.

Level 3 Financing's obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company and certain of the Company's material domestic subsidiaries that are engaged in the telecommunications business. The Senior Secured Term Loan includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Senior Secured Term Loan also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios or other financial metrics.

Floating Rate Senior Notes due 2015 and the redeemed 8.75% Senior Notes due 2017

On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the "8.75% Senior Notes") and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the "2015 Floating Rate Senior Notes"). The Notes were subsequently registered through a public exchange offer. The 8.75% Senior Notes were redeemed at a price of 104.375% of the principal amount in the third quarter of 2012.

The 2015 Floating Rate Senior Notes are senior unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all other senior unsecured, unsubordinated obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 2015 Floating Rate Senior Notes (see Note 17 - Condensed Consolidating Financial Information). Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semiannually. The interest rate was 4.469% at December 31, 2012. Interest on the 2015 Floating Rate Senior Notes is payable semiannually in cash on February 15 and August 15 beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015. Level 3 Financing may redeem the 2015 Floating Rate Notes, in whole or in part, at any time, without the payment of a premium. The 2015 Floating Rate Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of approximately $6 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2015 as interest expense using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2012.

10% Senior Notes due 2018

On January 20, 2010, Level 3 Financing received $613 million proceeds, after deducting a $13 million debt issuance discount and approximately $14 million of debt issuance costs, from a private offering of $640 million in aggregate principal amount of its 10% Senior Notes due 2018 (the "10% Senior Notes"). The net proceeds were used to fund Level 3 Financing's purchase of its 12.25% Senior Notes due 2013 in a concurrent tender offer and consent solicitation. The 10% Senior Notes will mature on February 1, 2018 and are senior unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all other senior unsecured, unsubordinated obligations of Level 3 Financing. The 10% Senior Notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (see Note 17 - Condensed Consolidating Financial Information). Interest on the notes accrues at 10% per year and is payable on February 1 and August 1 of each year, beginning August 1, 2010.

As of December 31, 2012, debt issuance discount remaining was $10 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2012.

The 10% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before February 1, 2014, at a redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. Level 3 Financing may redeem the 10% Senior Notes, in whole or in part, at any time on or after February 1, 2014. If a redemption occurs before February 1, of the years indicated below:

Year	Redemption Price
2014	105.000%
2015	102.500%
2016	100.000%

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

11.875% Senior Notes due 2019

In January 2011, in two separate transactions, Level 3 Communications, Inc. issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019. The Company issued its 11.875% Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. The net proceeds from the issuance of the 11.875% Senior Notes, which included an $11 million debt issuance discount, were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011. Debt issuance discount of approximately $11 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method. The 11.875% Senior Notes will mature on February 1, 2019 and are not guaranteed by the Company’s subsidiaries. Interest on the notes accrues at 11.875% per year and is payable on April 1 and October 1 of each year, beginning April 1, 2011. Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes as interest expense using the effective interest method.

As of December 31, 2012, debt issuance discount remaining was $9 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2012.

The 11.875% Senior Notes are subject to redemption at the option of Level 3 Communications, Inc. in whole or in part, at any time or from time to time, prior to February 1, 2015, at 100% of the principal amount of 11.875% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on or after February 1, 2015 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 1, of the years indicated below:

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

9.375% Senior Notes due 2019

On March 4, 2011, Level 3 Financing issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 at a price of 98.001% of their principal amount. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing’s outstanding 9.25% Senior Notes due 2014 on April 4, 2011. Debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method.  The 9.375% Senior Notes are senior unsecured obligations of Level 3 Financing ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. The Company and Level 3 Communications, LLC have guaranteed the 9.375% Senior Notes. The 9.375% Senior Notes will mature on April 1, 2019. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on October 1, 2011. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes as interest expense using the effective interest method.

As of December 31, 2012, debt issuance discount remaining was $8 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $9 million at December 31, 2012.

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

8.125% Senior Notes due 2019

On June 9, 2011, Level 3 Escrow, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued the 8.125% Senior Notes to investors at a price of 99.264% of their principal amount. Debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and was amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes using the effective interest method. The 8.125% Senior Notes will mature on July 1, 2019 and are unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 and Level 3 Communications LLC. Interest on the notes accrues at 8.125% per year and is payable on January 1 and July 1, beginning on January 1, 2012.

On July 28, 2011, Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 ("Series B") under the same indenture as the 8.125% Senior Notes issued in June 9, 2011, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. Debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the $1.2 billion of 8.125% Senior Notes on or before April 10, 2012, the initial term of these notes was deemed to be through April 2012. When the contingency was resolved in connection with the Amalgamation, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes using the effective interest method.

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and were to remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the Amalgamation and the assumption of the 8.125% Senior Notes by Level 3 Financing (the “Notes Assumption”). In conjunction with the completion of the Amalgamation on October 4, 2011 (see Note 2 - Events Associated with the Amalgamation of Global Crossing), the escrow conditions were satisfied. Debt issuance costs of approximately $32 million were capitalized and are being amortized over the term of the 8.125% Senior Notes using the effective interest method. Level 3 Financing assumed the obligations under the8.125% Senior Notes and the notes were reclassified to long-term debt in the third quarter of 2011. Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation.

As of December 31, 2012, debt issuance discount remaining was $8 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $29 million at December 31, 2012.

The 8.125% Senior Notes will be subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to July 1, 2015, at 100% of the principal amount of 8.125% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on and after July 1, 2015, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning July 1, of the years indicated below:

Year	Redemption Price
2015	104.063%
2016	102.031%
2017	100.000%

At any time or from time to time after the Notes Assumption and on or prior to July 1, 2014, up to 35% of the original aggregate principal amount of the 8.125% Senior Notes may be redeemed at a redemption price equal to 108.125% of the principal amount of the 8.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed from one or more private placements of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 8.125% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 8.125% Senior Notes was not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement. In April 2012, all of the originally placed notes were exchanged for a new issue of 8.125% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

8.875% Senior Notes due 2019

On August 1, 2012, Level 3 Communications, Inc. completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019. Debt issuance costs of approximately $7 million were capitalized and are being amortized over the term of the 8.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering of the notes are being used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. The 8.875% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2019. Interest on the notes accrues from August 1, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Communications, Inc., ranking equal in right of payment with all other senior unsecured obligations of Level 3. The notes will not be guaranteed by any of the Company's subsidiaries.

As a result of amortization, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2012.

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

8.625% Senior Notes due 2020

On January 13, 2012, Level 3 Financing completed the offering of $900 million aggregate principal amount of its 8.625% Senior Notes due 2020. Debt issuance costs of approximately $20 million were capitalized and are being amortized over the term of the 8.625% Senior Notes as interest expense using the effective interest method. In February 2012, a portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.

The remaining net proceeds constituted purchase money indebtedness under the existing senior secured credit agreement and indentures of the Company and Level 3 Financing and were used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any Telecommunications/IS assets (as defined in the existing senior secured credit agreement and indentures of Level 3).

The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes accrues from January 13, 2012 and will be payable on January 15 and July 15 of each year, beginning on July 15, 2012. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and became fully and unconditionally guaranteed by Level 3 Communications, LLC in the second quarter of 2012. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $18 million at December 31, 2012.

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

In addition, at any time or from time to time on or prior to January 15, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) at a redemption price equal to 108.625% of the principal amount of the 8.625% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days' prior notice. The 8.625% Senior Notes due 2020 issued by Level 3 Financing were not originally registered under the Securities Act of 1933, as amended.

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

7% Senior Notes due 2020

On August 6, 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020. Debt issuance costs of approximately $15 million were capitalized and are being amortized over the term of the 7% Senior Notes as interest using the effective interest method. The net proceeds from the offering of the notes, along with cash on hand were used to redeem all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged. The 7% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2020. Interest on the notes accrues from August 6, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. The 7% Senior Notes are guaranteed on an unsecured basis by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

As a result of amortization, the capitalized debt issuance costs have been reduced to $14 million at December 31, 2012.

The 7% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before June 1, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On or after June 1, 2016, Level 3 Financing may redeem all or part of the 7% Senior Notes, upon not less than 30 nor more than 60 days' prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning June 1, of the years indicated below:

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

The 7% Senior Notes are not registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. In connection with the offering, the Company and Level 3 Financing entered into a registration rights agreement pursuant to which Level 3 and Level 3 Financing agreed to file a registration statement to exchange the offered notes with new notes that are substantially identical in all material respects, and to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 270 days after the issuance of the 7% Senior Notes.

15% Convertible Senior Notes due 2013

On December 24, 2008, Level 3 Communications, Inc. received gross proceeds of $374 million and on December 31, 2008, the Company received gross proceeds of $26 million from the issuance of its $400 million 15% Convertible Senior Notes due 2013 (the "15% Convertible Senior Notes"). The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. The 15% Convertible Senior Notes were priced at 100% of the principal amount. The 15% Convertible Senior Notes are unsecured and unsubordinated obligations and will rank equally with all the Company's existing and future unsecured and unsubordinated indebtedness. The 15% Convertible Senior Notes will mature on January 15, 2013. Interest on the notes will accrue from the date of original issuance at a rate of 15% per year and will be payable on January 15 and July 15 of each year, beginning on January 15, 2009. The 15% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

The 15% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at a conversion price of $27 per share (which is equivalent to a conversion rate of approximately 37 shares of common stock per $1,000 principal amount of the 15% Convertible Senior Notes), subject to adjustment upon certain events, at any time before the close of business on January 15, 2013. If at any time following the date of original issuance of the 15% Convertible Senior Notes and prior to the close of business on January 15, 2013 the closing per share sale price of the Company's common stock exceeds 222.2% of the conversion price then in effect for at least 20 trading days within any 30 consecutive trading day period, the 15% Convertible Senior Notes will automatically convert into shares of Level 3 common stock, plus accrued and unpaid interest (if any) to, but excluding the automatic conversion date, which date will be designated by the Company following such automatic conversion event.

Holders of the 15% Convertible Senior Notes may require the Company to repurchase all or any part of their notes upon the occurrence of a designated event at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date, if any.

In addition, if a holder elects to convert its 15% Convertible Senior Notes in connection with certain changes in control, the Company could be required to pay a make-whole premium by increasing the number of shares deliverable upon conversion of such notes. Any make-whole premium will have the effect of increasing the number of shares due to holders of the 15% Convertible Senior Notes upon conversion.

On July 6, 2011, certain holders converted approximately $128 million of the 15% Convertible Senior Notes to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3 common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible. The Company also paid an aggregate of approximately $29 million in cash, equivalent to $225 per $1,000 note, representing interest that would have been due from conversion through the maturity date, which was recognized as a loss on inducement and included in the loss on extinguishment of debt.

On March 13, 2012, the Company entered into an exchange agreement for a portion of its 15% Convertible Senior Notes due 2013. Pursuant to the agreement, approximately $100 million aggregate principal amount of Level 3's outstanding 15% Convertible Senior Notes due 2013 was exchanged for approximately 3.7 million shares of Level 3 common stock into which the notes were convertible plus an additional 1.7 million shares for a total of approximately 5.4 million shares. The consideration was based on the market price for these notes which included an inducement premium and included a payment for accrued and unpaid interest from January 15, 2012 through March 15, 2012 of approximately $2 million. This transaction did not include the payment by the Company of any cash.

On January 15, 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes.

Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 15% Convertible Senior Notes. The unamortized debt issuance costs were less than $1 million at December 31, 2012.

7% Convertible Senior Notes due 2015

On June 26, 2009, Level 3 Communications, Inc. issued $200 million aggregate principal amount of 7% Convertible Senior Notes due 2015 under an indenture between Level 3 and The Bank of New York, as trustee. The 7% Convertible Senior Notes due 2015 were issued in conjunction with the exchange of approximately $142 million aggregate principal amount of the Company's 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010. As part of this exchange, Level 3 also paid $78 million in cash, including accrued and unpaid interest for the notes exchanged.

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

The 7% Convertible Senior Notes due 2015 are convertible into shares of Level 3 common stock, at the option of the holder, at any time prior to maturity, unless previously repurchased or redeemed, or unless Level 3 has caused the conversion rights to expire. The 7% Convertible Senior Notes due 2015 may be converted at the rate of approximately 37 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $27 per share.

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

Debt issuance costs of $4 million were originally capitalized and are being amortized over the term of the 7% Convertible Senior Notes due 2015 as interest expense using the effective interest method. The capitalized unamortized debt issuance costs were $2 million at December 31, 2012.

6.5% Convertible Senior Notes due 2016

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

The 6.5% Convertible Senior Notes are convertible by holders into shares of the Company's common stock at any time prior maturity, unless previously redeemed, repurchased or unless the Company has caused the conversion rights to expire. The conversion rate is approximately 54 shares per each $1,000 principal amount of 6.5% Convertible Senior Notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $18.525 per share. In addition, if a designated event (a change in control or a termination of trading) occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes due 2016 at a purchase price of 100% of the principal amount, plus accrued and unpaid interest thereon. If an event treated as a change in control occurs, the Company will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes at a purchase price of 100% of the principal amount plus a "make whole" premium, by increasing the conversion rate applicable to such 6.5% Convertible Senior Notes due 2016.

Debt issuance costs of $6 million were originally capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes as interest expense using the effective interest method. The capitalized unamortized debt issuance costs were $4 million at December 31, 2012.

Capital Leases

As of December 31, 2012, the Company had $86 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under noncancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 9.2% on average as of December 31, 2012.

Other Debt

As of December 31, 2012, the Company had $12 million of other debt with an average interest rate of 5.7%.

Covenant Compliance

At December 31, 2012 and 2011, the Company was in compliance with the covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and fair value adjustments) were as follows as of December 31, 2012 (dollars in millions):

2013	$216
2014	23
2015	788
2016	788
2017	6
Thereafter	6,959
$8,780

(13) Employee Benefits and Stock-Based Compensation
The Company records non-cash compensation expense for its outperform stock appreciation rights that it refers to as outperform stock options ("OSO"), restricted stock units and shares, 401(k) matching contributions, and other stock-based compensation associated with the Company's discretionary bonus grants. Total non-cash compensation expense related to these equity awards was $135 million in 2012, $101 million in 2011 and $67 million in 2010.
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	2012	2011	2010
OSO	$14	$10	$10
Restricted Stock Units and Shares	40	22	19
401(k) Match Expense	23	13	11
Restricted Stock Unit Bonus Grant	46	57	28
Management Incentive and Retention Plan	13	—	—
	136	102	68
Capitalized Non-Cash Compensation	(1)	(1)	(1)
	$135	$101	$67
The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.
OSOs and restricted stock units and shares are granted under the Level 3 Communications, Inc. Stock Plan, as amended (the "Stock Plan"), which term extends through May 20, 2020. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $9 million, $12 million and $8 million in 2012, 2011 and 2010, respectively.
Outperform Stock Options
The Company's OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their OSOs. The Company believes that the OSO program directly aligns management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500® Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. To the extent that Level 3's common stock outperforms the S&P 500® Index, the value of OSO units to a holder may exceed the value of non-qualified stock options.

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
As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning with awards made on or after April 1, 2007, OSO units were awarded monthly to employees in mid-management level and higher positions, have a three year life, vest 100% and fully settle on the third anniversary of the date of the award and are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years. During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation. Effective April 1, 2010, the Company's OSOs are granted quarterly to certain levels of management. There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.
As of December 31, 2012, there was $21 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 2.16 years.

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

	Year Ended December 31,
	2012	2011	2010
S&P 500 Expected Dividend Yield Rate	2.05%	1.83%	2.00%
Expected Life	3 years	3 years	3 years
S&P 500 Expected Volatility Rate	23%	30%	30%
Level 3 Common Stock Expected Volatility Rate	39%	44%	51%
Expected S&P 500 Correlation Factor	0.32	0.39	0.40
Calculated Theoretical Value	110%	120%	132%
Estimated Forfeiture Rate	20%	20%	20%
The fair value of each OSO unit equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.
As described above, recipients have no discretion on the timing to exercise OSO units. Thus the expected life of all such OSO units is three years. The Company estimates the stock price volatility using a combination of historical and implied volatility as Level 3 believes it is consistent with the approach most marketplace participants would consider using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the securities the Company is valuing.
The fair value for OSO units awarded to participants during the years ended December 31, 2012, 2011 and 2010 was approximately $29 million, $12 million and $10 million, respectively.
Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit			Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
						(in millions)
Balance January 1, 2010	1,056,627	$10.50	-	$91.50	$44.25	$5.2	1.55
Options granted	511,082	14.10	-	24.30	19.50
Options forfeited	(117,362)	10.50	-	91.50	25.80
Options expired	(393,955)	45.45	-	91.50	76.95
Options exercised	—	—	-	—	—
Balance December 31, 2010	1,056,392	$10.50	-	$51.60	$22.05	$—	1.73
Options granted	498,618	14.70	-	36.60	23.96
Options forfeited	(96,174)	10.50	-	51.60	22.36
Options expired	(140,655)	31.80	-	51.60	44.64
Options exercised	(29,469)	14.10	-	15.75	14.93
Balance December 31, 2011	1,288,712	$10.50	-	$36.60	$20.51	$1.8	1.53
Options granted	1,195,452	16.99	-	27.53	24.65
Options forfeited	(72,335)	12.00	-	36.60	21.80
Options expired	(278,111)	15.00	-	22.65	18.45
Options exercised	(67,299)	10.50	-	13.80	12.48
Balance December 31, 2012	2,066,419	$14.10	-	$36.60	$23.40	$6.6	1.73

			OSO units Outstanding at December 31, 2012			OSO units Exercisable at December 31, 2012
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$14.10	-	$20.85	496,213	1.04	$15.95	—	$—
$22.05	-	$24.30	793,617	1.76	$22.68	—	$—
$27.53	-	$36.60	776,589	2.14	$28.89	—	$—
			2,066,419	1.73	$23.40	—	$—
In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2012. As noted above, all of the outstanding OSO units granted have an expected life of three years. The total intrinsic value of OSOs outstanding based on the Company's performance against the S&P 500® Index was zero, zero, and zero, as of December 31, 2012, 2011 and 2010, respectively.
The total realized value of OSO units settled was $0.8 million, $0.4 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively. The Company issued zero, 13,742 and zero shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2012, 2011 and 2010, respectively. The Company paid cash in lieu of shares of Level 3 common stock for the realized value of OSO units settled for the year ended December 31, 2012. The number of shares of Level 3 common stock issued upon settlement of an OSO unit varies based upon the relative performance of Level 3 stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO unit.
As of December 31, 2012, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue no shares for vested and exercisable OSO units. As of December 31, 2012, there were no exercisable OSO units.
Restricted Stock and Units
Effective April 1, 2010, restricted stock units and shares are annually granted on July 1 to certain eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $69 million, $35 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2012, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $43 million and the weighted average period over which this cost will be recognized is 2.8 years.

The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,595,245	$33.30
Stock and units granted	1,182,353	17.55
Lapse of restrictions	(594,580)	38.70
Stock and units forfeited	(161,311)	26.55
Nonvested at December 31, 2010	2,021,707	$22.95
Stock and units granted	1,030,676	33.99
Lapse of restrictions	(845,717)	27.79
Stock and units forfeited	(175,883)	27.06
Nonvested at December 31, 2011	2,030,783	$26.25
Stock and units granted	2,869,584	24.13
Lapse of restrictions	(1,048,757)	26.06
Stock and units forfeited	(214,634)	24.92
Nonvested at December 31, 2012	3,636,976	$24.71
The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2012, 2011 and 2010 was $27 million, $24 million and $23 million, respectively.
Management Incentive and Retention Plan
Effective March 2012, the Company adopted a Management Incentive and Retention Plan ("MIRP") as a means of encouraging key management personnel to remain employed with the Company or one of its subsidiaries and to reward the achievement of established performance criteria. The MIRP provides an opportunity to receive two types of awards: a retention award and an incentive award. Participants' retention and incentive awards can have a cash component only or a cash component and an equity component. The equity component is granted in the form of restricted stock units under the Stock Plan.
A summary of the retention restricted stock units granted under the MIRP is shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Stock and units granted	465,000	25.92
Lapse of restrictions	—	—
Stock and units forfeited	—	—
Nonvested at December 31, 2012	465,000	$25.92
In addition, the number of restricted stock units that would be granted under the incentive portion of the MIRP based on expected performance would be 418,500 as of December 31, 2012.
The total fair value of retention and incentive restricted stock units awarded during the period ended December 31, 2012 under the MIRP, assuming performance attained against the performance benchmark, was $23 million.

As of December 31, 2012, unamortized compensation cost related to the MIRP was $10 million and the weighted average period over which this cost will be recognized is 1 year.
As of December 31, 2012, $11 million had been accrued in other current liabilities for the cash component of the MIRP.

Warrants
As of December 31, 2012, there were warrants to purchase 45,593 shares of Level 3 common stock outstanding with an exercise price of $73.50, which expired in January 2013. All of the warrants were fully vested and compensation expense had been fully recognized in the consolidated statements of operations.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.
The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $17,000 in 2012 and $17,500 in 2013. Effective January 1, 2012, the Company matches 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits. Between March 6, 2009 and December 31, 2011, the Company matched 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits.
The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $23 million, $13 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses. Former U.S.-based Global Crossing employees became eligible to participate in the Level 3 401(k) plan starting January 1, 2012.
Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans was approximately $7 million for the year ended December 31, 2012 and $2 million for the year ended December 31, 2011.
Non-Qualified Stock Options ("NQ Options")
On October 4, 2011, as part of the Amalgamation, the issued and outstanding options to purchase Global Crossing common shares were modified into options to purchase Level 3 common stock. There was no unrecognized compensation expense for NQ Options at the time of the Amalgamation and no additional NQ Options have been granted since the Amalgamation date.

Information regarding NQ Options outstanding is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance at October 4, 2011	765,585	$10.82
Exercised	(167,395)	$10.93
Balance at December 31, 2011	598,190	$10.79
Exercised	(533,717)	$10.61
Forfeited	(2,149)	$14.39
Balance at December 31, 2012	62,324	$12.18

The following table summarizes information concerning outstanding and exercisable NQ Options at December 31, 2012:

		Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share
$9.53	28,549	0.9	$9.53
$14.43	33,775	2.0	$14.43
Total	62,324	1.5	$12.18
The weighted average remaining contractual term was 1.5 years for NQ Options exercisable as of December 31, 2012. The total intrinsic value of NQ Options outstanding and exercisable was approximately $1 million as of December 31, 2012. The total intrinsic value of NQ Options exercised between January 1, 2012 and December 31, 2012 was $6 million and Level 3 received $5 million for the exercise of these options. The total intrinsic value of NQ Options exercised between October 4, 2011 and December 31, 2011 was $1 million and Level 3 received $2 million for the exercise of these options.
Defined Benefit Plans
The Company has certain contributory and non-contributory employee pension plans, which are not significant to the financial position or operating results of Level 3. The Company recognizes in its balance sheet the funded status of its defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. The Company is also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $146 million and $137 million as of December 31, 2012 and 2011, respectively. The total benefit obligation was $166 million and $152 million as of December 31, 2012 and 2011, respectively. One of the Company's pension plans split the costs 60%/40% between the Company and the employees, respectively. Therefore, the total funded status was an obligation of $20 million, $12 million attributable to the Company and $8 million attributable to employees, as of December 31, 2012. The total funded status was an obligation of $15 million as of December 31, 2011.
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
As of December 31, 2012, $103 million, had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company generally expects to pay out 40% in cash and 60% in immediately-vested restricted stock units and shares of Level 3 common stock in the first quarter of 2013.
As of December 31, 2011, $136 million had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $72 million cash and 2.4 million immediately-vested restricted stock units in 2012 for this plan.
As of December 31, 2010, $59 million had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $29 million cash and 1.7 million immediately-vested restricted stock units in 2011 for this plan.
(14) Income Taxes
The following table summarizes the income tax benefit (provision) attributable to loss from continuing operations before income taxes for each of the three years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(dollars in millions)
Current:
United States federal	$—	$—	$—
State	(2)	—	(1)
Foreign	(36)	(8)	—
	(38)	(8)	(1)
Deferred, net of changes in valuation allowances:
United States federal	(3)	(30)	—
State	—	(1)	—
Foreign	(7)	(2)	92
Income tax benefit (provision)	$(48)	$(41)	$91
The United States and foreign components of income (loss) from continuing operations before income taxes for each of the three years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(dollars in millions)
United States	$(434)	$(692)	$(542)
Foreign	60	(94)	(170)
	$(374)	$(786)	$(712)

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes for each of the three years ended December 31, 2012, 2011 and 2010 is shown in the following table:

	2012	2011	2010
	(dollars in millions)
Computed tax benefit at statutory rate	$131	$275	$250
Effect of earnings in jurisdictions outside of US	25	(13)	(13)
Change in valuation allowance	(145)	(213)	(130)
Permanent items	(48)	(44)	(16)
Indefinite-lived assets	(3)	(26)	—
Other, net	(8)	(20)	—
Income tax benefit (provision)	$(48)	$(41)	$91
The components of the net deferred tax assets (liabilities) as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$119	$101
Deferred revenue	271	276
Unutilized tax net operating loss carry forwards	4,611	3,996
Fixed assets and intangible assets	134	157
Intercompany loss	148	164
Other	162	193
Total Deferred Tax Assets	5,445	4,887
Deferred Tax Liabilities:
Fixed assets and intangible assets	(702)	(542)
Deferred revenue	(87)	(93)
Other	(45)	(51)
Foreign branch income	(37)	(40)
Total Deferred Tax Liabilities	(871)	(726)
Net Deferred Tax Assets before valuation allowance	4,574	4,161
Valuation Allowance	(4,697)	(4,252)
Net Deferred Tax (Liability) after Valuation Allowance	$(123)	$(91)
Balance sheet classification of deferred taxes:
Net current deferred income tax asset	$9	$12
Net current deferred income tax liability	(3)	(3)
Net non-current deferred income tax asset	219	246
Net non-current deferred income tax liability	(348)	(346)
Net Deferred Tax (Liability) after Valuation Allowance	$(123)	$(91)

During the twelve months ended December 31, 2012, the Company completed an extensive analysis of the Company's Internal Revenue Code ("IRC") Section 382 limitation that resulted in an increase of the amount of net operating loss carry forwards as of December 31, 2011 by approximately $1.0 billion on a pre-tax basis. There was no financial impact in the consolidated statement of operations associated with this increase as a full valuation allowance has been recorded against the additional deferred tax asset. Under the rules prescribed by U.S. IRC Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods.
As of December 31, 2012, the Company had net operating loss carry forwards of approximately $8.5 billion (net of IRC Section 382 limitation) for U.S. federal income tax purposes. These loss carry forwards expire in future years through 2032 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31,	Amount
2023	$254
2024	1,302
2025	1,186
2026	1,029
2027	1,501
2028	445
2029	700
2030	703
2031	711
2032	$695
$8,526
As of December 31, 2012 the Company had state net operating loss carry forwards of approximately $7.3 billion which are subject to limitations on their utilization and have various expiration periods through 2032. The Company had approximately $6.4 billion of foreign jurisdiction net operating loss carry forwards which are subject to limitations on their utilization. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded against U.S. and certain foreign jurisdiction deferred tax assets that the Company has concluded under relevant accounting standards that it is not more likely than not that the deferred tax assets are realizable.

The valuation allowance for deferred tax assets was approximately $4.7 billion as of December 31, 2012 and $4.3 billion as of December 31, 2011. The change in the valuation allowance from December 31, 2011 to December 31, 2012 is primarily due to the increase in the U.S. federal and state net operating loss carry forwards associated with a revision to the Company's prior IRC Section 382 limitation calculation, an increase to the U.S. federal and state tax NOL resulting from continued operational tax losses, offset by additional U.S. deferred tax liabilities from U.S. fixed assets and intangibles and the sale of net operating loss carry forward attributes in Sweden.
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
The Company's liability for uncertain tax positions totaled $18 million at December 31, 2012 and $15 million at December 31, 2011. If the remaining balance of $18 million of unrecognized tax benefits as of December 31, 2012 ($15 million as of December 31, 2011) were realized in a future period, it would result in a tax benefit of $18 million ($15 million as of December 31, 2011) and a reduction in the effective tax rate. The Company expects that the liability for uncertain tax positions will decrease by approximately $5 million (plus $4 million of associated interest and penalty) during the twelve months ended December 31, 2013. A reconciliation of the beginning and ending balance of unrecognized tax benefits follows (dollars in millions):

Amount
Balance as of January 1, 2010	$5
Gross increases - tax position prior to 2010	1
Balance as of December 31, 2010	$6
Gross increases - Global Crossing tax positions of prior years	11
Gross decreases - tax positions of prior years	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2011	$15
Gross increases - tax positions of prior years	4
Gross increases - tax positions during 2012	1
Gross decreases - lapse of statute of limitations	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2012	$18
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
The unrecognized tax benefits in the table above do not include accrued interest and penalties of $22 million, $20 million and $12 million as of December 31, 2012, 2011 and 2010, respectively. The Company's policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations of approximately $3 million, zero and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(15) Segment Information

Accounting guidance for the disclosures about segments of an enterprise defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. As a result of the integration of Global Crossing (see Note 2 - Events Associated with the Amalgamation of Global Crossing) and the sale of the coal business during the fourth quarter of 2011, the Company reorganized its management reporting structure in 2012 to reflect the way in which it allocates resources and assesses performance. As a result of these changes, the Company is now comprised of one reportable segment for financial reporting purposes, representing its communications services business. Other business interests, which are not reportable segments, include corporate assets and overhead costs that are not attributable to a specific segment, and the results of discontinued operations which include the coal mining business (see Note 4 - Dispositions). The prior year reportable segment information has been revised to conform with this presentation.
The data presented in the following tables includes information for the years ended December 31, 2012, 2011 and 2010 for all statement of operations and cash flow information presented, and as of December 31, 2012 and 2011 for all balance sheet information presented. Information related to an acquired business is included from the date of acquisition, and information related to dispositions is included through the date of sale as discontinued operations. Revenue and the related expenses are attributed to countries based on where services are provided.
Segment information for the communications services business is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Revenue from external customers	$6,376	$4,333	$3,591

Capital expenditures	$743	$494	$435

Depreciation and amortization	$749	$805	$870

Total assets	$13,307	$13,188

The following is a summary of geographical information (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue from external customers:
North America	$4,803	$3,669	$3,275
Europe:
United Kingdom	628	267	131
Germany	79	72	62
Other European Countries	196	163	123
Total Europe	903	502	316
Latin America:
Brazil	267	68	—
Argentina	101	23	—
Colombia	104	23	—
Other Latin American Countries	192	44	—
Total Latin America	664	158	—
Other	6	4	—
	$6,376	$4,333	$3,591
Long-lived assets:
North America	$5,375	$5,338
Europe:
United Kingdom	694	613
Germany	346	348
Other European Countries	530	596
Total Europe	1,570	1,557
Latin America:
Brazil	428	434
Argentina	377	387
Colombia	252	247
Other Latin American Countries	473	465
Total Latin America	1,530	1,533
Other	425	512
	$8,900	$8,940
The Company includes all non-current assets, except for goodwill, in its long-lived assets.

Total revenue consists of:

1)	Core Network Services revenue from colocation and data center services, transport and fiber, IP and data services and voice services.

2)
Wholesale Voice Services and Other revenue from long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement", which was obtained through an acquisition in 2005.

The following table provides revenue by service offering (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Core Network Services	$5,587	$3,599	$2,827
Wholesale Voice Services and Other	789	734	764
	$6,376	$4,333	$3,591

The prior year's revenue by service offering has been revised to conform to the current year's presentation.

(16) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $277 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as at December 31, 2012. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.
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
Below is a description of material legal proceedings and other contingencies pending at December 31, 2012. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements affecting current and former landowners have received final federal court approval in multiple states and the parties are engaged in the claims process for those states. The settlement has also been presented to federal courts in additional states and approval is pending.

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

Peruvian Tax Litigation
Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $97 million.
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
Brazilian Tax Claims
In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenues from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenues from the provision of Internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012, the Company received a favorable ruling from the lower court on the December 2004 assessment regarding equipment leasing, but that ruling is subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the March, April and July 2009 and May 2012 assessments are still pending final administrative decisions.
The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenues from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $58 million in excess of the accruals established for these matters.
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
On January 14, 2011, the Company filed a motion for summary judgment asserting that the customer is not entitled to recover any damages (other than those based on rescission-type theories) by reason of a limitation of liability provision in the contract and applicable law. On July 22, 2011, the Court issued its decision on the motion. Although the Court held that the limitation of liability provision of the contract was valid and enforceable and barred the customer from pursuing all forms of lost profit damages, the Court refused to exclude the customer's claim for general damages at that point, and permitted that issue to proceed.
After discovery in the action concluded, the Court ordered trial to proceed in three separate phases. Trial of the first set of issues commenced on November 14, 2011. After the Court heard testimony from four witnesses, the matter was adjourned until January 23, 2012, at which time further testimony was taken for three days. The customer's most recent damage estimate ranged from approximately $150 million to approximately $450 million. While the final outcome of this matter was uncertain, the Company believed it had good defenses that would have limited substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract. However, the precise effect of the application of these defenses was unclear, and the Company therefore elected to settle the case for an amount approximately equal to the accrual that the Company had established for the matter. The settlement agreement was entered into by the parties effective on April 11, 2012, and the parties filed a stipulation with the Court on April 13, 2012, pursuant to which the case was dismissed with prejudice and payment was rendered during the second quarter of 2012.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2012 and December 31, 2011, Level 3 had outstanding letters of credit of approximately $31 million and $33 million, respectively, of which $29 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

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
The right-of-way agreements have various expiration dates through 2088. Payments under these right-of-way agreements were $172 million in 2012, $135 million in 2011 and $127 million in 2010.
The Company has obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $308 million in 2012, $232 million in 2011 and $203 million in 2010.
Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company includes payments due during these automatic renewal periods given the significant cost to relocate the Company's network and other facilities.
Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2012 (dollars in millions):

	Right-of-Way Agreements	Facilities and Other Assets	Total	Future Minimum Sublease Receipts
2013	$115	$255	$370	$16
2014	60	214	274	13
2015	52	187	239	9
2016	48	145	193	8
2017	44	128	172	6
Thereafter	386	498	884	11
Total	$705	$1,427	$2,132	$63
Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.
Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2013, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.
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

The following table summarizes the Company's purchase commitments at December 31, 2012 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$390	$276	$100	$13	$1
Third-Party Maintenance Services	273	60	52	43	118
Total	$663	$336	$152	$56	$119

(17) Condensed Consolidating Financial Information

Level 3 Financing, Inc. a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

In conjunction with the registration of the Senior Notes, other than the 7% Senior Notes due 2020, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

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

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,657	$3,975	$(256)	$6,376
Costs and Expense:
Cost of Revenue	—	—	996	1,854	(248)	2,602
Depreciation and Amortization	—	—	260	489	—	749
Selling, General and Administrative	2	1	1,541	880	(8)	2,416
Restructuring Charges	—	—	18	16	—	34
Total Costs and Expenses	2	1	2,815	3,239	(256)	5,801
Operating Income (Loss)	(2)	(1)	(158)	736	—	575
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(168)	(535)	(3)	(27)	—	(733)
Interest income (expense) affiliates, net	976	1,598	(2,233)	(341)	—	—
Equity in net earnings (losses) of subsidiaries	(1,188)	(2,066)	92	—	3,162	—
Other income (expense), net	(39)	(184)	6	(1)	—	(218)
Total Other Expense	(419)	(1,187)	(2,137)	(368)	3,162	(949)
Income (Loss) before Income Taxes	(421)	(1,188)	(2,295)	368	3,162	(374)
Income Tax Expense	(1)	—	(4)	(43)	—	(48)
Net Income (Loss)	(422)	(1,188)	(2,299)	325	3,162	(422)
Other Comprehensive Income, Net of Income Taxes	106	106	—	16	(122)	106
Comprehensive Income (Loss)	$(316)	$(1,082)	$(2,299)	$341	$3,040	$(316)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,367	$2,196	$(230)	$4,333
Costs and Expense:
Cost of Revenue	—	—	888	1,036	(218)	1,706
Depreciation and Amortization	—	—	376	429	—	805
Selling, General and Administrative	2	19	1,269	481	(12)	1,759
Restructuring Charges	—	—	1	10	—	11
Total Costs and Expenses	2	19	2,534	1,956	(230)	4,281
Operating Income (Loss)	(2)	(19)	(167)	240	—	52
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(211)	(471)	(3)	(31)	—	(716)
Interest income (expense) affiliates, net	865	1,423	(2,065)	(223)	—	—
Equity in net earnings (losses) of subsidiaries	(1,346)	(2,241)	122	—	3,465	—
Other income (expense), net	(62)	(38)	9	(32)	—	(123)
Total Other Expense	(754)	(1,327)	(1,937)	(285)	3,465	(838)
Loss before Income Taxes	(756)	(1,346)	(2,104)	(45)	3,465	(786)
Income Tax Expense	—	—	(15)	(26)	—	(41)
Loss from Continuing Operations	(756)	(1,346)	(2,119)	(71)	3,465	(827)
Income From Discontinued Operations, Net	—	—	—	71	—	71
Net Loss	(756)	(1,346)	(2,119)	—	3,465	(756)
Other Comprehensive Income (Loss), Net of Income Taxes	18	18	—	—	(18)	18
Comprehensive Loss	$(738)	$(1,328)	$(2,119)	$—	$3,447	$(738)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,046	$1,774	$(229)	$3,591
Costs and Expense:
Cost of Revenue	—	—	800	851	(217)	1,434
Depreciation and Amortization	—	—	429	441	—	870
Selling, General and Administrative	2	—	1,185	198	(12)	1,373
Restructuring Charges	—	—	1	1	—	2
Total Costs and Expenses	2	—	2,415	1,491	(229)	3,679
Operating Income (Loss)	(2)	—	(369)	283	—	(88)
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(199)	(377)	(2)	(8)	—	(586)
Interest income (expense) affiliates, net	795	1,298	(1,891)	(202)	—	—
Equity in net earnings (losses) of subsidiaries	(1,221)	(2,087)	218	—	3,090	—
Other income (expense), net	5	(55)	1	10	—	(39)
Total Other Expense	(620)	(1,221)	(1,673)	(200)	3,090	(624)
Income (Loss) before Income Taxes	(622)	(1,221)	(2,042)	83	3,090	(712)
Income Tax (Expense) Benefit	—	—	(1)	92	—	91
Income (Loss) from Continuing Operations	(622)	(1,221)	(2,043)	175	3,090	(621)
Loss From Discontinued Operations, Net	—	—	—	(1)	—	(1)
Net Income (Loss)	(622)	(1,221)	(2,043)	174	3,090	(622)
Other Comprehensive Loss, Net of Income Taxes	(93)	(93)	—	(77)	170	(93)
Comprehensive Income (Loss)	$(715)	$(1,314)	$(2,043)	$97	$3,260	$(715)

Condensed Consolidating Balance Sheets
December 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$253	$5	$386	$335	$—	$979
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	93	621	—	714
Due from affiliates	14,446	15,709	—	7	(30,162)	—
Other	3	16	49	73	—	141
Total Current Assets	14,702	15,730	529	1,043	(30,162)	1,842
Property, Plant, and Equipment, net	—	—	2,926	5,273	—	8,199
Restricted Cash and Securities	12	—	17	6	—	35
Goodwill and Other Intangibles, net	—	—	429	2,404	—	2,833
Investment in Subsidiaries	(11,756)	(20,470)	3,242	—	28,984	—
Other Assets, net	16	119	11	252	—	398
Total Assets	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$53	$723	$—	$779
Current portion of long-term debt	172	6	6	32	—	216
Accrued payroll and employee benefits	—	—	161	50	—	211
Accrued interest	45	163	—	1	—	209
Current portion of deferred revenue	—	—	109	142	—	251
Due to affiliates	—	—	30,162	—	(30,162)	—
Other	1	1	29	105	—	136
Total Current Liabilities	219	172	30,520	1,053	(30,162)	1,802
Long-Term Debt, less current portion	1,570	6,886	20	40	—	8,516
Deferred Revenue, less current portion	—	—	602	285	—	887
Other Liabilities	14	81	75	761	—	931
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,171	(11,760)	(24,063)	6,839	28,984	1,171
Total Liabilities and Stockholders' Equity (Deficit)	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Condensed Consolidating Balance Sheets
December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$6	$618	$292	$—	$918
Restricted cash and securities	—	—	1	9	—	10
Receivables, less allowances for doubtful accounts	—	—	59	589	—	648
Due from affiliates	13,472	14,584	—	36	(28,092)	—
Other	3	16	48	64	—	131
Total Current Assets	13,477	14,606	726	990	(28,092)	1,707
Property, Plant, and Equipment, net	—	—	2,823	5,313	—	8,136
Restricted Cash and Securities	18	—	19	14	—	51
Goodwill and Other Intangibles, net	—	—	481	2,418	—	2,899
Investment in Subsidiaries	(10,718)	(18,467)	3,412	—	25,773	—
Other Assets, net	13	109	6	267	—	395
Total Assets	$2,790	$(3,752)	$7,467	$9,002	$(2,319)	$13,188

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$37	$710	$—	$747
Current portion of long-term debt	—	—	2	63	—	65
Accrued payroll and employee benefits	—	—	116	93	—	209
Accrued interest	50	165	—	1	—	216
Current portion of deferred revenue	—	—	107	157	—	264
Due to affiliates	—	—	28,092	—	(28,092)	—
Other	—	1	52	104	—	157
Total Current Liabilities	50	166	28,406	1,128	(28,092)	1,658
Long-Term Debt, less current portion	1,533	6,688	22	142	—	8,385
Deferred Revenue, less current portion	—	—	612	273	—	885
Other Liabilities	14	116	146	791	—	1,067
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,193	(10,722)	(21,719)	6,668	25,773	1,193
Total Liabilities and Stockholders' Equity (Deficit)	$2,790	$(3,752)	$7,467	$9,002	$(2,319)	$13,188

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(165)	$(520)	$140	$1,123	$—	$578
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(276)	(467)	—	(743)
Decrease in restricted cash and securities, net	6	—	2	12	—	20
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	11	—	11
Other	—	—	—	(13)	—	(13)
Net Cash Provided by (Used in) Investing Activities	6	—	(274)	(457)	—	(725)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	293	4,211	—	—	—	4,504
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(4,161)	—	(141)	—	(4,302)
Proceeds from stock options exercised	5	—	—	—	—	5
Increase (decrease) due from affiliates, net	112	469	(98)	(483)	—	—
Net Cash Provided by (Used in) Financing Activities	410	519	(98)	(624)	—	207
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	251	(1)	(232)	43	—	61
Cash and Cash Equivalents at Beginning of Year	2	6	618	292	—	918
Cash and Cash Equivalents at End of Year	$253	$5	$386	$335	$—	$979

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(176)	$(428)	$293	$699	$—	$388
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(197)	(297)	—	(494)
Decrease (increase) in restricted cash and securities, net	—	—	3	(57)	—	(54)
Proceeds from sale of property, plant, and equipment and other assets	—	—	1	3	—	4
Investments in Global Crossing. net of cash acquired	—	—	—	146	—	146
Net Cash Used in Investing Activities of Continuing Operations	—	—	(193)	(205)	—	(398)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	1,586	—	—	—	1,878
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(521)	(755)	—	(341)	—	(1,617)
Increase (decrease) due from affiliates, net	234	(404)	168	2	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	5	427	168	(339)	—	261
Net Cash Provided by Discontinued Operations	—	—	—	51	—	51
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	(171)	(1)	268	206	—	302
Cash and Cash Equivalents at Beginning of Year	173	7	350	86	—	616
Cash and Cash Equivalents at End of Year	$2	$6	$618	$292	$—	$918

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Level 3 Communications, Inc	Level 3 Financing, Inc	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(156)	$(362)	$76	$781	$—	$339
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(161)	(274)	—	(435)
Decrease in restricted cash and securities, net	—	—	3	—	—	3
Proceeds from sale of property, plant, and equipment and other assets	—	—	2	2	—	4
Net Cash Used in Investing Activities of Continuing Operations	—	—	(156)	(272)	—	(428)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	195	613	—	—	—	808
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(328)	(599)	(1)	(2)	—	(930)
Increase (decrease) due from affiliates, net	226	347	—	(573)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	93	361	(1)	(575)	—	(122)
Net Cash Used in Discontinued Operations	—	—	—	(1)	—	(1)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(8)	—	(8)
Net Change in Cash and Cash Equivalents	(63)	(1)	(81)	(75)	—	(220)
Cash and Cash Equivalents at Beginning of Year	236	8	431	161	—	836
Cash and Cash Equivalents at End of Year	$173	$7	$350	$86	$—	$616

(18) Subsequent Events

Debt Repayment

On January 15, 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes (see Note 12 - Long Term Debt).

Venezuelan Bolivar Devaluation

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. If enacted prior to December 31, 2012, this devaluation would have reduced the Company's net monetary assets by $20 million, including unrestricted cash and cash equivalents of $22 million, based on the bolivar balances as of December 31, 2012. The devaluation of the Company's net monetary assets will result in a charge which will be recognized in other expense, net in the consolidated statement of operations in the first quarter of 2013. Based on the bolivar balances as of December 31, 2012, the charge would be $20 million.

(19) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in millions except per share data)
Revenue	$1,586	$914	$1,586	$913	$1,590	$927	$1,614	$1,579
Gross Margin	929	557	938	566	948	585	959	919
Operating Income (Loss)	116	(3)	133	3	138	7	188	45
Net Loss	(138)	(205)	(62)	(181)	(166)	(207)	(56)	(163)
Loss per share (Basic and Diluted)	$(0.66)	$(1.83)	$(0.29)	$(1.59)	$(0.76)	$(1.75)	$(0.26)	$(0.80)
Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the loss per share for each of the four quarters may not equal the loss per share for the year.
During the fourth quarter of 2012, the Company recognized a loss on extinguishment of debt of $50 million in connection with the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan. Additionally in the fourth quarter of 2012, the Company recognized $20 million of restructuring charges.
During the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations as a result of a strategic review of the Company's real estate portfolio. As a result, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. (see Note 6 - Asset Retirement Obligations).
During the third quarter of 2012, the Company recognized a loss on extinguishment of debt of $49 million, including $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan and the repayment of existing vendor financing obligations and $40 million as a result of the redemption of the 8.75% Senior Notes due 2017. Also in the third quarter of 2012, the Company recognized a non-cash loss in “other, net” of $60 million on interest rate swap agreements that were deemed "ineffective" under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan.
During the first quarter of 2012, the Company recognized a loss on extinguishment of debt of $61 million, including $22 million related to the redemption of the 9.25% Senior Notes due 2014 and $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock.
In the fourth quarter of 2011, the Company completed the Amalgamation and the disposition of its coal mining business. Operating results have been included through the respective dates of acquisition and sale. As a result of a change in the estimated useful lives of certain of the Company’s property, plant and equipment, the Company had a reduction in depreciation expense of approximately $74 million, which was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2011. The Company also recognized $11 million of restructuring charges and $20 million associated with the impairment of certain wireless spectrum licenses. Additionally in the fourth quarter of 2011, the Company recognized a loss on extinguishment of debt of $27 million related to the redemption of the 3.5% Convertible Senior Notes due 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan.
In the third quarter of 2011, the Company recognized a loss on extinguishment of debt of $30 million related to the conversion of the 15% Convertible Senior Notes due 2013 and the repurchase of the 3.5% Convertible Senior Notes due 2012.
During the second quarter of 2011, the Company recognized a loss on extinguishment of debt of $23 million related to the retirement of its 9.25% Senior Notes due 2014.
During the first quarter of 2011, the Company recognized a loss on extinguishment of debt of $20 million related to the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9.0% Convertible Senior Discount Notes due 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2013.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE
	Name:	James Q. Crowe
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 26, 2013
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	February 26, 2013
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2013
/s/ KEVIN P. CHILTON Kevin P. Chilton	Director	February 26, 2013
/s/ ARCHIE R. CLEMINS Archie R. Clemins	Director	February 26, 2013
/s/ STEPHEN T. CLONTZ Stephen T. Clontz	Director	February 26, 2013
/s/ JAMES O. ELLIS, JR James O. Ellis, Jr.	Director	February 26, 2013
/s/ T. MICHAEL GLENN T. Michael Glenn	Director	February 26, 2013
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 26, 2013

/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 26, 2013
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Executive Vice President, Vice Chairman and Director	February 26, 2013
/s/ JOHN T. REED John T. Reed	Director	February 26, 2013
/s/ PETER SEAH LIM HUAT Peter Seah Lim Huat	Director	February 26, 2013
/s/ ALBERT C. YATES Albert C. Yates	Director	February 26, 2013