Form 10-Q
period 2013-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2013-05-07
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 2, 2013:

Common Stock: 221,434,802 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2013	2012

Revenue	$1,577	$1,586
Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	629	657
Depreciation and Amortization	194	187
Selling, General and Administrative	599	626
Total Costs and Expenses	1,422	1,470
Operating Income	155	116
Other Income (Expense):
Interest income	—	1
Interest expense	(169)	(189)
Loss on extinguishment of debt, net	—	(61)
Other, net	(50)	9
Total Other Expense	(219)	(240)
Loss Before Income Taxes	(64)	(124)
Income Tax Expense	(14)	(14)
Net Loss	$(78)	$(138)

Net Loss Per Share (Basic and Diluted)	$(0.36)	$(0.66)

Shares Used to Compute Basic and Diluted Net Loss per Share (in thousands)	219,268	209,759

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2013	2012

Net Loss	$(78)	$(138)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation	(44)	34
Holding Gain on Interest Rate Swaps	—	7
Other, net	(8)	1
Other Comprehensive Income (Loss), Before Income Taxes	(52)	42
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	(52)	42
Comprehensive Loss	$(130)	$(96)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Changes in Accumulated Other Comprehensive Income (Loss)
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total

Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive loss before reclassifications	(44)	(9)	(53)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current-period other comprehensive loss	(44)	(8)	(52)
Balance at March 31, 2013	$12	$(38)	$(26)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except share data)	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$610	$979
Restricted cash and securities	7	8
Receivables, less allowances for doubtful accounts of $32 and $31, respectively	731	714
Other	167	141
Total Current Assets	1,515	1,842
Property, Plant and Equipment, net of accumulated depreciation of $8,489 and $8,359, respectively	8,144	8,199
Restricted Cash and Securities	33	35
Goodwill	2,557	2,565
Other Intangibles, net	249	268
Other Assets, net	384	398
Total Assets	$12,882	$13,307
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$730	$779
Current portion of long-term debt	38	216
Accrued payroll and employee benefits	129	211
Accrued interest	179	209
Current portion of deferred revenue	236	251
Other	176	136
Total Current Liabilities	1,488	1,802
Long-Term Debt, less current portion	8,508	8,516
Deferred Revenue, less current portion	893	887
Other Liabilities	885	931
Total Liabilities	11,774	12,136
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares at March 31, 2013 and December 31, 2012; 221,268,380 issued and outstanding at March 31, 2013 and 218,380,070 issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	14,067	14,000
Accumulated other comprehensive income (loss)	(26)	26
Accumulated deficit	(12,935)	(12,857)
Total Stockholders’ Equity	1,108	1,171
Total Liabilities and Stockholders’ Equity	$12,882	$13,307

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2013	2012

Cash Flows from Operating Activities:
Net loss	$(78)	$(138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	194	187
Non-cash compensation expense attributable to stock awards	37	24
Loss on extinguishment of debt, net	—	61
Accretion of debt discount and amortization of debt issuance costs	9	10
Accrued interest on long-term debt, net	(30)	(49)
Deferred income taxes	9	7
Other, net	17	—
Changes in working capital items:
Receivables	(29)	(26)
Other current assets	(25)	(27)
Payables	(45)	(33)
Deferred revenue	(3)	(13)
Other current liabilities	(49)	(78)
Net Cash Provided by (Used in) Operating Activities	7	(75)
Cash Flows from Investing Activities:
Capital expenditures	(169)	(138)
Decrease in restricted cash and securities, net	3	1
Proceeds from the sale of property, plant and equipment and other assets	—	5
Net Cash Used in Investing Activities	(166)	(132)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(186)	(847)
Proceeds from stock options exercised	—	1
Net Cash Provided by (Used in) Financing Activities	(186)	34
Effect of Exchange Rates on Cash and Cash Equivalents	(24)	3
Net Change in Cash and Cash Equivalents	(369)	(170)
Cash and Cash Equivalents at Beginning of Period	979	918
Cash and Cash Equivalents at End of Period	$610	$748

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$190	$228
Income taxes paid, net of refunds	$9	$9
Non-cash Financing Activities:
Long-term debt conversion into equity	$—	$100
Premium on long-term debt conversion into equity	$—	$39
Accrued interest conversion into equity	$—	$2

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies
Description of Business
Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company created its communications network by constructing its own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Level 3's network is an international, facilities-based communications network. The Company designed its network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
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
As part of its consolidation policy, the Company considers its controlled subsidiaries, investments in businesses in which the Company is not the primary beneficiary or does not have effective control but has the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give the Company rights to economic risks or rewards of a legal entity. The Company does not have variable interests in a variable interest entity.
The accompanying consolidated balance sheet as of December 31, 2012, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company adopted this amendment in the first quarter of 2013. The impact of its adoption was limited to disclosure requirements.

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
The effect of approximately 28 million and 35 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2013 and March 31, 2012, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million and 4 million stock options, outperform stock appreciation rights ("OSOs"), restricted stock units and warrants outstanding at March 31, 2013 and March 31, 2012, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2013 and December 31, 2012 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$775	$(644)	$131
Trademarks	55	(21)	34
Patents and Developed Technology	158	(106)	52
	988	(771)	217
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,020	$(771)	$249
December 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(633)	$143
Trademarks	55	(17)	38
Patents and Developed Technology	158	(103)	55
	989	(753)	236
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(753)	$268

Acquired finite-lived intangible asset amortization expense was $18 million for the three months ended March 31, 2013 and $25 million for the three months ended March 31, 2012.

At March 31, 2013, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 3 years for customer contracts and relationships, 2.5 years for trademarks and 3.7 years for patents and developed technology.
As of March 31, 2013, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2013 (remaining nine months)	$54
2014	61
2015	45
2016	28
2017	13
2018	13
Thereafter	3
$217

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion) as of March 31, 2013 and December 31, 2012. The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2013 and December 31, 2012. The interest rate swaps are recorded in the consolidated balance sheets at fair value (see Note 5 - Derivative Financial Instruments). The carrying value of the Company’s long-term debt, including the current portion, which reflects the original amounts borrowed net of unamortized discounts, was $8.5 billion and $8.7 billion as of March 31, 2013 and December 31, 2012, respectively.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements and disclosures for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as interest and foreign exchange rates, transfer restrictions, and risk of nonperformance.

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

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of March 31, 2013 and December 31, 2012:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars in millions)
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current and non-current liabilities)	$45	$56	$—	$—	$45	$56
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$45	$56	$—	$—	$45	$56
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,602	$2,603	$2,643	$2,631	$—	$—
Senior Notes	5,186	5,185	5,727	5,712	—	—
Convertible Notes	675	846	267	286	554	748
Capital Leases and Other	83	98	—	—	83	98
Total Long-term Debt, including the current portion:	$8,546	$8,732	$8,637	$8,629	$637	$846

The Company does not have any assets or liabilities measured using significant unobservable inputs (Level 3).

Derivatives

The fair value of interest rate swaps are estimated using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, non-performance risk adjustment and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both March 31, 2013 and December 31, 2012. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan is actively traded.

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

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.7 billion at both March 31, 2013 and December 31, 2012, based on quoted prices for identical terms and maturities. Each note is actively traded.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by the Company and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

Convertible Notes

The fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $267 million and $286 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s actively traded Convertible Notes referenced above is based on the trading quotes for identical notes. The fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013 which were repaid in full at maturity during the quarter ended March 31, 2013, was approximately $554 million and $748 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of the Convertible Notes that are not actively traded are based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

(5) Derivative Financial Instruments

The Company has floating rate long-term debt (see Note 6 - Long-Term Debt). Such debt exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also generally decreases. The Company uses interest rate swaps in an attempt to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. The Company does not use derivative financial instruments for speculative purposes.

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

On a quarterly basis, the Company evaluated the effectiveness of the hedges by measuring the extent to which the change in the variable portion of the interest rate swaps offsets the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. Prior to August 6, 2012, these derivatives were deemed effective cash flow hedges and hedge ineffectiveness was not material in any periods presented. As a result, the change in the fair value of the interest rate swap agreements was reflected in Accumulated Other Comprehensive Income ("AOCI") and was subsequently reclassified into earnings through an interest expense yield adjustment, as interest expense on the hedged debt obligation was incurred.

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP and cash flow hedge accounting was discontinued. After August 6, 2012, the Company has recorded the change in the fair value of the swaps in Other Income in its Consolidated Statement of Operations until maturity of the swaps in early 2014. For the three months ended March 31, 2013, the Company recognized a loss of less than $1 million in Other, net in the Company's Consolidated Statement of Operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as follows (dollars in millions):

	Liability Derivatives
	March 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$45	Other non-current liabilities	$56

The amount of net gains (losses) recognized in Other Comprehensive Income (Loss), including reclassification gains (losses) consists of the following (dollars in millions):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2013	2012
Cash flow hedging contracts	$—	$7

The amount of gains (losses) reclassified from AOCI to Income/Loss (effective portions) consists of the following (dollars in millions):

		Three Months Ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2013	2012
Cash flow hedging contracts	Interest Expense	$—	$(11)

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

(6) Long-Term Debt

As of March 31, 2013 and December 31, 2012, long-term debt was as follows:

(dollars in millions)	March 31, 2013	December 31, 2012
Senior Secured Term Loan*	$2,612	$2,614
Floating Rate Senior Notes due 2015 (4.215% as of March 31, 2013 and 4.469% as of December 31, 2012)	300	300
10% Senior Notes due 2018	640	640
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
15% Convertible Senior Notes due 2013	—	172
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
6.5% Convertible Senior Notes due 2016	201	201
Capital Leases	76	86
Other	7	12
Total Debt Obligations	8,591	8,780
Unamortized Discount:
Discount on Senior Secured Term Loan	(10)	(11)
Discount on 10% Senior Notes due 2018	(9)	(10)
Discount on 11.875%Senior Notes due 2019	(9)	(9)
Discount on 9.375% Senior Notes due 2019	(8)	(8)
Discount on 8.125% Senior Notes due 2019	(8)	(8)
Discount on 7% Convertible Senior Notes due 2015	(1)	(2)
Total Unamortized Discount	(45)	(48)
Carrying Value of Debt	8,546	8,732
Less current portion	(38)	(216)
Long-term Debt, less current portion	$8,508	$8,516

* The $597 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75% as of March 31, 2013, respectively. The $599 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75% as of December 31, 2012, respectively. The Tranche B 2016 Term Loan requires repayment of 0.25% of the original $600 million aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity.

2013 Debt Redemptions and Registrations

15% Convertible Senior Notes due 2013

On January 15, 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013.

8.875% Senior Notes due 2019

The 8.875% Senior Notes due 2019 issued by Level 3 Communications, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2013, the Company commenced an offer to exchange the 8.875% Senior Notes due 2019 that were originally issued for a new issue of 8.875% Senior Notes due 2019 that have been registered under the Securities Act of 1933, as amended. This exchange offer will conclude during the second quarter 2013, and thereafter, the new 8.875% Senior Notes due 2019 will have identical terms and conditions, other than related to registration rights, as the notes originally issued and will be freely tradeable.

7% Senior Notes due 2020

The 7% Senior Notes due 2020 issued by Level 3 Financing, Inc. were not originally registered under the Securities Act of 1933, as amended. The notes are fully and unconditionally and jointly and severally guaranteed on an unsubordinated unsecured basis by Level 3 Communications, Inc. and Level 3 Communications, LLC. During the second quarter 2013, Level 3 Financing Inc., the Company and Level 3 Communications, LLC commenced an offer to exchange the 7% Senior Notes due 2020 that were originally issued for a new issue of 7% Senior Notes due 2020 that have been registered under the Securities Act of 1933, as amended. This exchange offer will conclude during the second quarter 2013, and thereafter, the new 7% Senior Notes due 2020 will have identical terms and conditions, other than related to registration rights, as the notes originally issued and will be freely tradeable.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of March 31, 2013 (dollars in millions):

2013 (remaining nine months)	$29
2014	22
2015	788
2016	788
2017	5
2018	645
Thereafter	6,314
$8,591

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
OSO	$5	$2
Restricted Stock Units and Shares	7	4
401(k) Match Expense	8	7
Restricted Stock Unit Bonus Grant	15	11
Management Incentive and Retention Plan	2	—
	37	24
Capitalized Non-Cash Compensation	—	—
	$37	$24
The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems. As of March 31, 2013, there were approximately 2 million OSOs outstanding. As of March 31, 2013, there were approximately 4 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding (including those related to the Management Incentive and Retention Plan). In addition, as of March 31, 2013, there were approximately 59 thousand non-qualified stock options outstanding.

(8) Commitments, Contingencies and Other Items
The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $275 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as at March 31, 2013. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.
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
Below is a description of material legal proceedings and other contingencies pending at March 31, 2013. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation
The Company is party to a number of purported class action lawsuits involving its right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, the Company obtained the rights to construct its networks from railroads, utilities, and others, and has installed its networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the fiber optic cable networks pass, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. The Company has defeated motions for class certification in a number of these actions but expects that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against the Company, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in multiple states and the parties are engaged in the claims process for those states. The settlement has also been presented to federal courts in additional states and approval is pending.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Peruvian Tax Litigation
Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalty and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $96 million.
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
Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $40 million.
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
The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenues from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $61 million in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2013 and December 31, 2012, Level 3 had outstanding letters of credit or other similar obligations of approximately $27 million and $31 million, respectively, of which $25 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe it is reasonable to estimate the fair value of the letters of credit and does not believe exposure to loss is reasonably possible nor material.

(9) Condensed Consolidating Financial Information

Level 3 Financing, Inc., a wholly owned subsidiary of the Company, has issued senior notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$685	$956	$(64)	$1,577
Costs and Expense:
Cost of Revenue	—	—	261	432	(64)	629
Depreciation and Amortization	—	—	71	123	—	194
Selling, General and Administrative	1	—	381	217	—	599
Total Costs and Expenses	1	—	713	772	(64)	1,422
Operating Income (Loss)	(1)	—	(28)	184	—	155
Other Income (Expense):
Interest expense	(39)	(126)	(1)	(3)	—	(169)
Interest income (expense) affiliates, net	273	430	(669)	(34)	—	—
Equity in net earnings (losses) of subsidiaries	(311)	(614)	146	—	779	—
Other, net	—	(1)	1	(50)	—	(50)
Total Other Expense	(77)	(311)	(523)	(87)	779	(219)
Income (Loss) before Income Taxes	(78)	(311)	(551)	97	779	(64)
Income Tax Expense	—	—	(1)	(13)	—	(14)
Net Income (Loss)	(78)	(311)	(552)	84	779	(78)
Other Comprehensive Loss, Net of Income Taxes	(52)	(52)	—	(52)	104	(52)
Comprehensive Income (Loss)	$(130)	$(363)	$(552)	$32	$883	$(130)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$626	$1,023	$(63)	$1,586
Costs and Expense:
Cost of Revenue	—	—	236	481	(60)	657
Depreciation and Amortization	—	—	67	120	—	187
Selling, General and Administrative	1	—	401	227	(3)	626
Total Costs and Expenses	1	—	704	828	(63)	1,470
Operating Income (Loss)	(1)	—	(78)	195	—	116
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(42)	(139)	—	(8)	—	(189)
Interest income (expense) affiliates, net	245	399	(559)	(85)	—	—
Equity in net earnings (losses) of subsidiaries	(301)	(539)	36	—	804	—
Other, net	(39)	(22)	1	8	—	(52)
Total Other Expense	(137)	(301)	(521)	(85)	804	(240)
Income (Loss) before Income Taxes	(138)	(301)	(599)	110	804	(124)
Income Tax Expense	—	—	(1)	(13)	—	(14)
Net Income (Loss)	(138)	(301)	(600)	97	804	(138)
Other Comprehensive Income, Net of Income Taxes	42	42	—	35	(77)	42
Comprehensive Income (Loss)	$(96)	$(259)	$(600)	$132	$727	$(96)

Condensed Consolidating Balance Sheets
March 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$52	$5	$328	$225	$—	$610
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	100	631	—	731
Due from affiliates	14,737	15,986	—	—	(30,723)	—
Other	4	16	69	78	—	167
Total Current Assets	14,793	16,007	498	940	(30,723)	1,515
Property, Plant, and Equipment, net	—	—	2,943	5,201	—	8,144
Restricted Cash and Securities	12	—	17	4	—	33
Goodwill and Other Intangibles, net	—	—	420	2,386	—	2,806
Investment in Subsidiaries	(12,072)	(21,105)	4,200	—	28,977	—
Other Assets, net	15	114	11	244	—	384
Total Assets	$2,748	$(4,984)	$8,089	$8,775	$(1,746)	$12,882

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$30	$697	$—	$730
Current portion of long-term debt	—	6	2	30	—	38
Accrued payroll and employee benefits	—	—	79	50	—	129
Accrued interest	53	125	—	1	—	179
Current portion of deferred revenue	—	—	107	129	—	236
Due to affiliates	—	—	30,337	386	(30,723)	—
Other	1	47	44	84	—	176
Total Current Liabilities	55	180	30,599	1,377	(30,723)	1,488
Long-Term Debt, less current portion	1,571	6,886	19	32	—	8,508
Deferred Revenue, less current portion	—	—	604	289	—	893
Other Liabilities	14	26	24	821	—	885
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,108	(12,076)	(23,157)	6,256	28,977	1,108
Total Liabilities and Stockholders' Equity (Deficit)	$2,748	$(4,984)	$8,089	$8,775	$(1,746)	$12,882

Condensed Consolidating Balance Sheets
December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$253	$5	$386	$335	$—	$979
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	93	621	—	714
Due from affiliates	14,446	15,709	—	7	(30,162)	—
Other	3	16	49	73	—	141
Total Current Assets	14,702	15,730	529	1,043	(30,162)	1,842
Property, Plant, and Equipment, net	—	—	2,926	5,273	—	8,199
Restricted Cash and Securities	12	—	17	6	—	35
Goodwill and Other Intangibles, net	—	—	429	2,404	—	2,833
Investment in Subsidiaries	(11,756)	(20,470)	3,242	—	28,984	—
Other Assets, net	16	119	11	252	—	398
Total Assets	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$53	$723	$—	$779
Current portion of long-term debt	172	6	6	32	—	216
Accrued payroll and employee benefits	—	—	161	50	—	211
Accrued interest	45	163	—	1	—	209
Current portion of deferred revenue	—	—	109	142	—	251
Due to affiliates	—	—	30,162	—	(30,162)	—
Other	1	1	29	105	—	136
Total Current Liabilities	219	172	30,520	1,053	(30,162)	1,802
Long-Term Debt, less current portion	1,570	6,886	20	40	—	8,516
Deferred Revenue, less current portion	—	—	602	285	—	887
Other Liabilities	14	81	75	761	—	931
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,171	(11,760)	(24,063)	6,839	28,984	1,171
Total Liabilities and Stockholders' Equity (Deficit)	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(30)	$(169)	$(15)	$221	$—	$7
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(74)	(95)	—	(169)
Decrease in restricted cash and securities, net	—	—	—	3	—	3
Net Cash Used in Investing Activities	—	—	(74)	(92)	—	(166)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(2)	(4)	(8)	—	(186)
Increase (decrease) due from/to affiliates, net	1	171	35	(207)	—	—
Net Cash Provided by (Used in) Financing Activities	(171)	169	31	(215)	—	(186)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(24)	—	(24)
Net Change in Cash and Cash Equivalents	(201)	—	(58)	(110)	—	(369)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$52	$5	$328	$225	$—	$610

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(36)	$(184)	$(74)	$219	$—	$(75)
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(61)	(77)	—	(138)
Decrease in restricted cash and securities, net	—	—	1	—	—	1
Proceeds from sale of property, plant, and equipment and other assets	—	—	—	5	—	5
Net Cash Used in Investing Activities	—	—	(60)	(72)	—	(132)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880	—	—	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(825)	—	(22)	—	(847)
Proceeds from stock options exercised	1	—	—	—	—	1
Increase (decrease) due from/to affiliates, net	34	129	(63)	(100)	—	—
Net Cash Provided by (Used in) Financing Activities	35	184	(63)	(122)	—	34
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	(1)	—	(197)	28	—	(170)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$1	$6	$421	$320	$—	$748

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2012. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

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

The Company has also been focused on improving its liquidity and financial condition, and extending the maturity dates of certain debt, as described below and in greater detail in Note 6 - Long-Term Debt in the notes to the consolidated financial statements.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue by Channel

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Core Network Services:
North America - Wholesale Channel	$372	$381
North America - Enterprise Channel	595	561
EMEA - Wholesale Channel	89	96
EMEA - Enterprise Channel	97	88
EMEA - U.K. Government Channel	37	48
Latin America - Wholesale Channel	40	38
Latin America - Enterprise Channel	142	138
Total Core Network Services	1,372	1,350
Wholesale Voice Services and Other	205	236
Total Revenue	$1,577	$1,586

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•
Wholesale Voice Services and Other revenue from sales to other carriers of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement," which was obtained through an acquisition in 2005.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of Level 3 believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component and the positive cash flows from the Other revenue component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

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

The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2012, which has continued in 2013.

The following provides a discussion of the Company's Core Network Services revenue in terms of the enterprise and wholesale channels.

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions. Included in the enterprise channel, but broken out separately in the table above, is the U.K. government channel, which includes revenue primarily from the government sector in the U.K.

•
The wholesale channel includes revenue from incumbent and alternative carriers in each of the regions, global carriers, wireless carriers, cable companies, satellite companies, regional service providers and voice service providers.

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

The Company also has other revenue derived from mature services that are not critical areas of emphasis for the Company, including revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the "SBC Master Services Agreement," obtained in the December 2005 acquisition of WilTel Communications Group, LLC. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision. The Company expects ongoing declines in the other revenue component of Wholesale Voice Services and Other similar to what has been experienced over the past several years.

The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the Federal Communications Commission ("FCC"). The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011, the FCC established a prospective intercarrier compensation framework for terminating switched access and Voice Over Internet Protocol ("VoIP") traffic, with elements of it becoming effective beginning on December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges are capped at current levels, and will be reduced to zero over, as relevant to Level 3, a six year transition period which began July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company earns intercarrier compensation revenue from providing managed modem services, which are declining. The Company also receives intercarrier compensation from its voice services. In this case, intercarrier compensation is reported within Core Network Services revenue.

For a detailed description of the Company's broad range of communications services, please see Item 1. "Business - Our Services Offerings" of the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2012, for a description of the Company's critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2013 vs. 2012

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change %

Revenue	$1,577	$1,586	(1)%
Cost of Revenue	629	657	(4)%
Depreciation and Amortization	194	187	4%
Selling, General and Administrative	599	626	(4)%
Total Costs and Expenses	1,422	1,470	(3)%
Operating Income	155	116	34%
Other Income (Expense):
Interest income	—	1	(100)%
Interest expense	(169)	(189)	(11)%
Loss on extinguishment of debt, net	—	(61)	(100)%
Other, net	(50)	9	NM
Total Other Expense	(219)	(240)	(9)%
Loss Before Income Taxes	(64)	(124)	(48)%
Income Tax Expense	(14)	(14)	—%
Net Loss	$(78)	$(138)	(43)%
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change %
Core Network Services	$1,372	$1,350	2%
Wholesale Voice Services and Other	205	236	(13)%
Total Revenue	$1,577	$1,586	(1)%

Revenue by Product Offering:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change %
Colocation and Datacenter Services	$142	$138	3%
Transport and Fiber	484	480	1%
IP and Data Services	510	491	4%
Voice Services (local and enterprise)	236	241	(2)%
Total Core Network Services	1,372	1,350	2%
Wholesale Voice Services and Other	205	236	(13)%
Total Revenue	$1,577	$1,586	(1)%

Revenue decreased 1% to $1.577 billion in the three months ended March 31, 2013, compared to $1.586 billion in the same period of 2012. The decrease was driven by declines in Wholesale Voice Services and Other revenue partially offset by growth in Core Network Services revenue from enterprise customers.

The Company experienced growth in its IP and data services, colocation and data center services, and transport and fiber Core Network Service offerings during the three months ended March 31, 2013, compared to the same period of 2012. Core Network Services revenue growth in IP and data services and colocation and data center services during the three months ended March 31, 2013, was driven primarily by end user customer demand for content delivery over the Internet and enterprise bandwidth. Growth in transport and fiber services was more modest during the first quarter of 2013. Core Network Services revenue for voice services declined during the three months ended March 31, 2013, primarily due to the anticipated attrition of certain U.K. Government channel voice services.

Core Network Services revenue increased in the North America and Latin America regions during the three months ended March 31, 2013, compared to the same period of 2012 as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue in the North American region primarily the result of an anticipated disconnect from a large carrier customer.

Wholesale Voice Services and Other revenue decreased in the three months ended March 31, 2013, compared to the same period of 2012 primarily as a result of declines in usage. The Company continues to manage its combined wholesale voice services platform for margin contribution. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 40% in the three months ended March 31, 2013, compared to 41% in the same period of 2012. The decrease is primarily due to an improving gross margin mix of higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization increased 4% to $194 million in the three months ended March 31, 2013, from $187 million in the same period of 2012. The increase is primarily attributable to property, plant and equipment additions since April 1, 2012.

Selling, General and Administrative ("SG&A") includes salaries, wages and related benefits (including non-cash, stock-based compensation expenses), property taxes, travel, insurance, rent, contract maintenance, advertising, accretion expense on asset retirement obligations and other administrative expenses. SG&A expenses also include certain network related expenses such as network facility rent, utilities and maintenance costs.

SG&A decreased 4% to $599 million in the three months ended March 31, 2013, compared to $626 million in the same period of 2012. The decrease is primarily due to lower employee cash compensation and related costs, professional fees and vendor services and other discretionary costs. Employee cash compensation and related costs decreased as the Company continued to integrate the Global Crossing business and achieve cost synergies through the reduction of headcount as well as the higher capitalization of labor costs related to the implementation of information technology systems, network deployment and customer installation activities. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. In addition during the three months ended March 31, 2012, the Company incurred approximately $15 million of integration costs related to the Global Crossing acquisition. The integration was substantially complete by the end of 2012.

Also included in SG&A in the three months ended March 31, 2013 and 2012, respectively, were $37 million and $24 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to additional stock grants subsequent to March 31, 2012, and accruing the annual discretionary bonus at a higher target rate in 2013 than in 2012.

On April 11, 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors, effective immediately, to be the Company's president and Chief Executive Officer. As a result of the departure of James Q. Crowe, the Company expects to take a SG&A charge of approximately $23 million in the second quarter of 2013, consisting of $6 million of additional cash compensation expenses and $17 million in non-cash compensation expenses related to the vesting of certain of Mr. Crowe's long term incentive awards payable under the terms of his employment agreement.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within restructuring charges, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within selling, general and administrative expenses.

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

The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Net Loss	$(78)	$(138)
Income Tax Expense	14	14
Total Other Expense	219	240
Depreciation and Amortization Expense	194	187
Non-Cash Compensation Expense	37	24
Adjusted EBITDA	$386	$327

Consolidated Adjusted EBITDA was $386 million in the three months ended March 31, 2013, compared with $327 million in the same period of 2012. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue, continued improvements in cost of revenue and lower SG&A expenses.

Interest Expense decreased 11% to $169 million in the three months ended March 31, 2013, from $189 million in the same period of 2012. Interest expense decreased as a result of lower cost of borrowing on refinanced debt partially offset by higher average debt balances for the three months ended March 31, 2013 compared to the same period of 2012.

The Company expects annual interest expense in 2013 to approximate $665 million based on the Company's outstanding debt as of March 31, 2013, and taking into consideration the current interest rates on the Company's variable rate debt. See Note 6 - Long-Term Debt in the notes to consolidated financial statements for additional information on Level 3's financing activities.

Loss on Extinguishment of Debt, net was nil in the three months ended March 31, 2013, compared to a loss of $61 million in the same period of 2012. The loss recorded during the first quarter of 2012 was related to a charge of approximately $22 million related to the redemption of the 9.25% Senior Notes due 2014 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock. See Note 6 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company’s financing activities.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income. Other, net was $50 million of expense in the three months ended March 31, 2013, compared to $9 million of income in the same period of 2012. The other, net expense in 2013 is primarily due to foreign currency losses attributable to the appreciation of the U.S. Dollar relative to the British Pound Sterling, the Euro and the Argentine Peso and the devaluation of the Venezuelan Bolivar as discussed below. The Other, net gains in 2012 is primarily due to foreign currency gains.

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. This devaluation reduced the Company's net monetary assets by $22 million based on the bolivar balances as of February 13, 2013. The devaluation of the Company's net monetary assets resulted in a charge of $22 million which was recognized in Other, net in the consolidated statement of operations in the first quarter of 2013.

Income Tax Expense was $14 million in both the three months ended March 31, 2013 and 2012. The income tax expense in both periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits.

Financial Condition—March 31, 2013

Cash flows provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012, respectively, are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Net Cash Provided by (Used in) Operating Activities	$7	$(75)	$82
Net Cash Used in Investing Activities	(166)	(132)	(34)
Net Cash Provided by (Used in) Financing Activities	(186)	34	(220)
Effect of Exchange Rates on Cash and Cash Equivalents	(24)	3	(27)
Net Change in Cash and Cash Equivalents	$(369)	$(170)	$(199)

Operating Activities

Cash provided by operating activities was $7 million in the three months ended March 31, 2013, compared with cash used in operating activities of $75 million in the same period of 2012. The increase in cash provided by operating activities was primarily due to growth in earnings, lower interest paid and a decrease in the use of cash for working capital items.

Investing Activities

Cash used in investing activities increased in the three months ended March 31, 2013, compared to the same period of 2012 primarily as a result of additional capital expenditures, which totaled $169 million in the three months ended March 31, 2013, and $138 million in the same period of 2012. The increase is primarily due to additional investment in the network as well as higher capitalized labor.

Financing Activities

Cash used in financing activities increased in the three months ended March 31, 2013, compared to the same period of 2012 as a result of greater net payments of debt and capital leases during 2013 primarily as a result of the repayment at maturity of the 15% Convertible Notes due January 15, 2013. See Note 6 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's debt transactions during 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2013, was primarily due to the devaluation of the Venezuelan bolivar. This devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million.

Liquidity and Capital Resources

The Company incurred a net loss of $78 million in the three months ended March 31, 2013, and $138 million in the same period of 2012. The Company used cash of $169 million for capital expenditures and $186 million for financing activities in the three months ended March 31, 2013. This compares to $138 million of cash used for capital expenditures and $34 million of cash flows provided by financing activities in the three months ended March 31, 2012.

Net cash interest payments are expected to decrease to approximately $645 million in 2013 from $695 million in 2012 based on forecasted interest rates on the Company's variable rate debt outstanding as of March 31, 2013.

Capital expenditures for 2013 are expected to remain relatively consistent as a percentage of revenue with 2012, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of March 31, 2013, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $29 million that mature in the remaining nine months of 2013, $22 million in 2014 and $788 million in 2015.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes.

For information related to financing activities that occurred during 2012, see Item 7 of the Company's Form 10-K for the year ended December 31, 2012.

The Company had $610 million of cash and cash equivalents on hand at March 31, 2013. The Company also had $40 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at March 31, 2013. In addition, $47 million (valued at the fixed official CADIVI rate on that date of 6.30 Venezuelan bolivares to the U.S. Dollar) of the Company's total cash and cash equivalents was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $47 million may be transferred to the Company or any other subsidiary of the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. This devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million, based on the bolivar balances as of February 13, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of March 31, 2013, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at March 31, 2013, was approximately 4.8%.

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

Prior to August 6, 2012 and the refinancing of the $1.4 billion Tranche A Term Loan, Level 3 had designated the interest rate swap agreements as cash flow hedges on the interest payments for $1 billion of floating rate debt. However, as a result of the refinancing of the $1.4 billion Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements that had effectively hedged the interest rate on $1 billion of floating rate debt were deemed "ineffective" under GAAP and cash flow hedge accounting was discontinued. See Note 5 - Derivative Financial Instruments in the notes to the consolidated financial statements for more details regarding the Company's interest rate swaps.

As indicated above, the weighted average interest rate on the $2.9 billion of variable rate instruments at March 31, 2013, was approximately 4.8%. The Company's senior secured credit facility's variable interest rate is based on a fixed rate plus LIBOR with a fixed minimum LIBOR rate of 1.5%. The market LIBOR rate for the Company's senior secured credit facility was 0.3% at March 31, 2013 which was below the 1.5% fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $3 million as of March 31, 2013.

At March 31, 2013, the Company had $5.7 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.7%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

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

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar, except for a limited set of goods and services deemed “essential” that will temporarily continue to attract the 4.30 rate. This devaluation reduced the Company's net monetary assets by $22 million, including unrestricted cash and cash equivalents of $21 million, based on the bolivar balances as of February 13, 2013. The devaluation of the Company's net monetary assets resulted in a charge of $22 million which was recognized in Other, net in the consolidated statement of operations in the first quarter of 2013. The effects on revenue and operating income are not expected to be material in light of certain pricing adjustment mechanisms in many of the Company's contracts with Venezuelan customers and since most of the Company's costs in Venezuela are incurred in bolivares. However, the death of long-time president Hugo Chavez in March 2013 and the political instability arising out of the subsequent disputed presidential election create greater uncertainty for the Company's Venezuelan operations and the bolivar-U.S. dollar exchange rate.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 8, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. “Risk Factors” in Level 3's Form 10-K for the year ended December 31, 2012, which could materially affect Level 3's business, financial condition or future results. The risks described in Level 3's Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3's business, financial condition and/or operating results. There has not been a material change from the risk factors included in the Company's Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
10.1
Form of Exhibit B - Restrictive Covenant Agreement to the Key Executive Severance Plan, as amended effective March 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 13, 2013).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Supplementary Stockholders' Equity Information, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	May 7, 2013	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer