Form 10-Q
period 2013-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2013-08-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 2, 2013:

Common Stock: 222,653,024 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2013	2012	2013	2012
Revenue	$1,565	$1,586	$3,142	$3,172
Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	616	648	1,245	1,305
Depreciation and Amortization	199	191	393	378
Selling, General and Administrative	610	614	1,209	1,240
Total Costs and Expenses	1,425	1,453	2,847	2,923
Operating Income	140	133	295	249
Other Income (Expense):
Interest income	—	1	—	2
Interest expense	(167)	(181)	(336)	(370)
Loss on extinguishment of debt, net	—	—	—	(61)
Other, net	14	(7)	(36)	2
Total Other Expense	(153)	(187)	(372)	(427)
Loss Before Income Taxes	(13)	(54)	(77)	(178)
Income Tax Expense	(11)	(8)	(25)	(22)
Net Loss	$(24)	$(62)	$(102)	$(200)

Net Loss Per Share (Basic and Diluted)	$(0.11)	$(0.29)	$(0.46)	$(0.94)

Shares Used to Compute Basic and Diluted Net Loss per Share (in thousands)	221,609	216,399	220,445	213,081

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2013	2012	2013	2012
Net Loss	$(24)	$(62)	$(102)	$(200)
Other Comprehensive Loss Before Income Taxes:
Foreign Currency Translation Adjustment	(12)	(66)	(56)	(32)
Holding Gain on Interest Rate Swaps	—	9	—	16
Other, net	1	1	(7)	2
Other Comprehensive Loss, Before Income Taxes	(11)	(56)	(63)	(14)
Income Tax Related to Items of Other Comprehensive Loss	—	—	—	—
Other Comprehensive Loss, Net of Income Taxes	(11)	(56)	(63)	(14)
Comprehensive Loss	$(35)	$(118)	$(165)	$(214)

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Changes in Accumulated Other Comprehensive Income (Loss)
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive loss before reclassifications	(44)	(9)	(53)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at March 31, 2013	12	(38)	(26)
Other comprehensive loss before reclassifications	(12)	—	(12)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at June 30, 2013	$—	$(37)	$(37)

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except share data)	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$596	$979
Restricted cash and securities	7	8
Receivables, less allowances for doubtful accounts of $32 and $31, respectively	721	714
Other	179	141
Total Current Assets	1,503	1,842
Property, Plant and Equipment, net of accumulated depreciation of $8,671 and $8,359, respectively	8,171	8,199
Restricted Cash and Securities	27	35
Goodwill	2,565	2,565
Other Intangibles, net	232	268
Other Assets, net	367	398
Total Assets	$12,865	$13,307
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$688	$779
Current portion of long-term debt	30	216
Accrued payroll and employee benefits	177	211
Accrued interest	192	209
Current portion of deferred revenue	226	251
Other	190	136
Total Current Liabilities	1,503	1,802
Long-Term Debt, less current portion	8,506	8,516
Deferred Revenue, less current portion	906	887
Other Liabilities	842	931
Total Liabilities	11,757	12,136
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 221,915,741 issued and outstanding at June 30, 2013 and 218,380,070 issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	14,102	14,000
Accumulated other comprehensive income (loss)	(37)	26
Accumulated deficit	(12,959)	(12,857)
Total Stockholders’ Equity	1,108	1,171
Total Liabilities and Stockholders’ Equity	$12,865	$13,307

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2013	2012
Cash Flows from Operating Activities:
Net loss	$(102)	$(200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	393	378
Non-cash compensation expense attributable to stock awards	85	53
Loss on extinguishment of debt, net	—	61
Accretion of debt discount and amortization of debt issuance costs	18	21
Accrued interest on long-term debt, net	(17)	11
Deferred income taxes	(7)	3
Gain on sale of property, plant and equipment and other assets	(1)	—
Other, net	(2)	12
Changes in working capital items:
Receivables	(25)	(43)
Other current assets	(33)	(32)
Payables	(93)	(56)
Deferred revenue	4	(23)
Other current liabilities	3	(77)
Net Cash Provided by Operating Activities	223	108
Cash Flows from Investing Activities:
Capital expenditures	(377)	(318)
Decrease in restricted cash and securities, net	8	4
Proceeds from the sale of property, plant and equipment and other assets	—	5
Other	(14)	—
Net Cash Used in Investing Activities	(383)	(309)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(199)	(863)
Proceeds from stock options exercised	—	1
Net Cash Provided by (Used in) Financing Activities	(199)	18
Effect of Exchange Rates on Cash and Cash Equivalents	(24)	(2)
Net Change in Cash and Cash Equivalents	(383)	(185)
Cash and Cash Equivalents at Beginning of Period	979	918
Cash and Cash Equivalents at End of Period	$596	$733

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$335	$338
Income taxes paid, net of refunds	$20	$19
Non-cash Financing Activities:
Long-term debt conversion into equity	$—	$100
Premium on long-term debt conversion into equity	$—	$39
Accrued interest conversion into equity	$—	$2

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
The accompanying consolidated balance sheet as of December 31, 2012, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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
Goodwill and Acquired Indefinite-Lived Intangible Assets
Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
In the second quarter of 2013, the Company changed the date of its annual assessment of goodwill impairment from December 31 to October 1. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment provides additional time prior to the Company’s year-end to complete the goodwill impairment testing and report the results in the Company's Annual Report on Form 10-K, and is more closely aligned with the Company’s strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge.
For a more detailed description of the Company's goodwill impairment assessment process, please see Note 1 of the Company's Form 10-K for the year ended December 31, 2012, filed with the SEC.
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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under current GAAP, there is no explicit guidance on presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

The effect of approximately 28 million and 35 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2013 and June 30, 2012, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million stock options, outperform stock appreciation rights ("OSOs"), restricted stock units and warrants outstanding at both June 30, 2013 and June 30, 2012, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2013 and December 31, 2012, were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(655)	$121
Trademarks	55	(24)	31
Patents and Developed Technology	158	(110)	48
	989	(789)	200
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(789)	$232
December 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(633)	$143
Trademarks	55	(17)	38
Patents and Developed Technology	158	(103)	55
	989	(753)	236
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(753)	$268

Acquired finite-lived intangible asset amortization expense was $18 million and $36 million for the three and six months ended June 30, 2013 and $25 million and $50 million for the three and six months ended June 30, 2012.

At June 30, 2013, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.7 years for customer contracts and relationships, 2.3 years for trademarks and 3.5 years for patents and developed technology.

As of June 30, 2013, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2013 (remaining six months)	$37
2014	61
2015	45
2016	28
2017	13
2018	13
Thereafter	3
$200

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2013 and December 31, 2012. The interest rate swaps are recorded in the consolidated balance sheets at fair value (see Note 5 - Derivative Financial Instruments).

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

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of June 30, 2013 and December 31, 2012:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current and non-current liabilities)	$34	$56	$—	$—	$34	$56
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$34	$56	$—	$—	$34	$56
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,602	$2,603	$2,617	$2,631	$—	$—
Senior Notes	5,186	5,185	5,504	5,712	—	—
Convertible Notes	675	846	274	286	558	748
Capital Leases and Other	73	98	—	—	73	98
Total Long-term Debt, including the current portion:	$8,536	$8,732	$8,395	$8,629	$631	$846

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Derivatives

The fair value of interest rate swaps are estimated using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, non-performance risk adjustment and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both June 30, 2013 and December 31, 2012. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

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

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.5 billion and $5.7 billion at June 30, 2013 and December 31, 2012, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by Level 3 Communications, Inc. and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

Convertible Notes

The fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $274 million and $286 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s actively traded Convertible Notes referenced above is based on the trading quotes for identical notes. The fair value of the Company’s Convertible Notes that are not actively traded, such as the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013 which were repaid in full at maturity during the quarter ended March 31, 2013, was approximately $558 million and $748 million at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Convertible Notes that are not actively traded are based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

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

On a quarterly basis through August 6, 2012, the Company evaluated the effectiveness of the hedges by measuring the extent to which the change in the variable portion of the interest rate swaps offset the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. Prior to August 6, 2012, these derivatives were deemed effective cash flow hedges and hedge ineffectiveness was not material in any periods presented. As a result, the change in the fair value of the interest rate swap agreements was reflected in Accumulated Other Comprehensive Income ("AOCI") and was subsequently reclassified into earnings through an interest expense yield adjustment, as interest expense on the hedged debt obligation was incurred.

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP and cash flow hedge accounting was discontinued. After August 6, 2012, the Company has recorded the change in the fair value of the swaps in Other Income in its Consolidated Statement of Operations until maturity of the swaps in early 2014. For the three and six months ended June 30, 2013, the Company recognized a loss of $1 million, in Other, net in the Company's Consolidated Statement of Operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (dollars in millions):

	Liability Derivatives
	June 30, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$34	Other non-current liabilities	$56

The amount of net gains (losses) recognized in Accumulated Other Comprehensive Income (Loss), including reclassification gains (losses) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	2013	2012
Cash flow hedging contracts
Three Months Ended June 30,	$—	$9
Six Months Ended June 30,	$—	$16

The amount of gains (losses) reclassified from Accumulated Other Comprehensive Income (Loss) to earnings (effective portions) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	Statement of Operations Location	2013	2012
Cash flow hedging contracts
Three Months Ended June 30,	Interest Expense	$—	$(11)
Six Months Ended June 30,	Interest Expense	$—	$(22)

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

(6) Long-Term Debt

As of June 30, 2013 and December 31, 2012, long-term debt was as follows:

(dollars in millions)	June 30, 2013	December 31, 2012
Senior Secured Term Loan*	$2,611	$2,614
Floating Rate Senior Notes due 2015 (4.215% as of June 30, 2013 and 4.469% as of December 31, 2012)	300	300
10% Senior Notes due 2018	640	640
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
15% Convertible Senior Notes due 2013	—	172
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
6.5% Convertible Senior Notes due 2016	201	201
Capital Leases	71	86
Other	2	12
Total Debt Obligations	8,580	8,780
Unamortized Discount:
Discount on Senior Secured Term Loan	(9)	(11)
Discount on 10% Senior Notes due 2018	(9)	(10)
Discount on 11.875% Senior Notes due 2019	(9)	(9)
Discount on 9.375% Senior Notes due 2019	(8)	(8)
Discount on 8.125% Senior Notes due 2019	(8)	(8)
Discount on 7% Convertible Senior Notes due 2015	(1)	(2)
Total Unamortized Discount	(44)	(48)
Carrying Value of Debt	8,536	8,732
Less current portion	(30)	(216)
Long-term Debt, less current portion	$8,506	$8,516

* The $596 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75%, respectively, as of June 30, 2013. The $599 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75%, respectively, as of December 31, 2012. The Tranche B 2016 Term Loan requires repayment of 0.25% of the original $600 million aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity.

2013 Debt Redemptions and Registrations

15% Convertible Senior Notes due 2013

On January 15, 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013.

8.875% Senior Notes due 2019

The 8.875% Senior Notes due 2019 issued by Level 3 Communications, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2013, all of the originally placed notes were exchanged for a new issue of 8.875% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

7% Senior Notes due 2020

The 7% Senior Notes due 2020 issued by Level 3 Financing, Inc. were not originally registered under the Securities Act of 1933, as amended. During the second quarter of 2013, all of the originally placed notes were exchanged for a new issue of 7% Senior Notes due 2020 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 7% Senior Notes due 2020 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of June 30, 2013 (dollars in millions):

2013 (remaining six months)	$18
2014	22
2015	788
2016	788
2017	5
2018	645
Thereafter	6,314
$8,580

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OSO	$11	$4	$16	$6
Restricted Stock Units and Shares	14	14	21	18
401(k) Match Expense	5	6	13	13
Restricted Stock Unit Bonus Grant	14	5	29	16
Management Incentive and Retention Plan	4	—	6	—
	48	29	85	53
Capitalized Non-Cash Compensation	—	—	—	—
	$48	$29	$85	$53

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems. As of June 30, 2013, there were approximately 2 million OSOs outstanding. As of June 30, 2013, there were approximately 4 million nonvested restricted stock and restricted stock units (“RSUs”) outstanding (including those related to the Management Incentive and Retention Plan). In addition, as of June 30, 2013, there were approximately 55 thousand non-qualified stock options outstanding.

(8) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $259 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet as at June 30, 2013. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at June 30, 2013. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has below either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities (SUNAT) took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes (VAT). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $92 million at June 30, 2013.

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

Brazilian Tax Claims

In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012, the Company received a favorable ruling from the lower court on the December 2004 assessment regarding equipment leasing, but that ruling is subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the March, April and July 2009 and May 2012 assessments are still pending final administrative decisions.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $59 million in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2013 and December 31, 2012, Level 3 had outstanding letters of credit or other similar obligations of approximately $27 million and $31 million, respectively, of which $25 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$694	$928	$(57)	$1,565
Costs and Expense:
Cost of Revenue	—	—	256	417	(57)	616
Depreciation and Amortization	—	—	71	128	—	199
Selling, General and Administrative	—	—	412	198	—	610
Total Costs and Expenses	—	—	739	743	(57)	1,425
Operating Income (Loss)	—	—	(45)	185	—	140
Other Income (Expense):
Interest expense	(37)	(125)	—	(5)	—	(167)
Interest income (expense) affiliates, net	272	425	(669)	(28)	—	—
Equity in net earnings (losses) of subsidiaries	(259)	(559)	130	—	688	—
Other, net	—	—	1	13	—	14
Total Other Expense	(24)	(259)	(538)	(20)	688	(153)
Income (Loss) before Income Taxes	(24)	(259)	(583)	165	688	(13)
Income Tax Expense	—	—	—	(11)	—	(11)
Net Income (Loss)	(24)	(259)	(583)	154	688	(24)
Other Comprehensive Loss, Net of Income Taxes	(11)	(11)	—	(11)	22	(11)
Comprehensive Income (Loss)	$(35)	$(270)	$(583)	$143	$710	$(35)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,379	$1,884	$(121)	$3,142
Costs and Expense:
Cost of Revenue	—	—	517	849	(121)	1,245
Depreciation and Amortization	—	—	142	251	—	393
Selling, General and Administrative	1	—	793	415	—	1,209
Total Costs and Expenses	1	—	1,452	1,515	(121)	2,847
Operating Income (Loss)	(1)	—	(73)	369	—	295
Other Income (Expense):
Interest expense	(76)	(251)	(1)	(8)	—	(336)
Interest income (expense) affiliates, net	545	855	(1,338)	(62)	—	—
Equity in net earnings (losses) of subsidiaries	(570)	(1,173)	276	—	1,467	—
Other, net	—	(1)	2	(37)	—	(36)
Total Other Expense	(101)	(570)	(1,061)	(107)	1,467	(372)
Income (Loss) before Income Taxes	(102)	(570)	(1,134)	262	1,467	(77)
Income Tax Expense	—	—	(1)	(24)	—	(25)
Net Income (Loss)	(102)	(570)	(1,135)	238	1,467	(102)
Other Comprehensive Loss, Net of Income Taxes	(63)	(63)	—	(63)	126	(63)
Comprehensive Income (Loss)	$(165)	$(633)	$(1,135)	$175	$1,593	$(165)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$659	$991	$(64)	$1,586
Costs and Expense:
Cost of Revenue	—	—	244	465	(61)	648
Depreciation and Amortization	—	—	66	125	—	191
Selling, General and Administrative	—	—	396	221	(3)	614
Total Costs and Expenses	—	—	706	811	(64)	1,453
Operating Income (Loss)	—	—	(47)	180	—	133
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(38)	(134)	(1)	(8)	—	(181)
Interest income (expense) affiliates, net	245	403	(558)	(90)	—	—
Equity in net earnings (losses) of subsidiaries	(269)	(538)	25	—	782	—
Other, net	—	—	2	(9)	—	(7)
Total Other Expense	(62)	(269)	(532)	(106)	782	(187)
Income (Loss) before Income Taxes	(62)	(269)	(579)	74	782	(54)
Income Tax Expense	—	—	(1)	(7)	—	(8)
Net Income (Loss)	(62)	(269)	(580)	67	782	(62)
Other Comprehensive Loss, Net of Income Taxes	(56)	(56)	—	(65)	121	(56)
Comprehensive Income (Loss)	$(118)	$(325)	$(580)	$2	$903	$(118)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,285	$2,014	$(127)	$3,172
Costs and Expense:
Cost of Revenue	—	—	480	946	(121)	1,305
Depreciation and Amortization	—	—	133	245	—	378
Selling, General and Administrative	1	—	797	448	(6)	1,240
Total Costs and Expenses	1	—	1,410	1,639	(127)	2,923
Operating Income (Loss)	(1)	—	(125)	375	—	249
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(80)	(273)	(1)	(16)	—	(370)
Interest income (expense) affiliates, net	490	802	(1,117)	(175)	—	—
Equity in net earnings (losses) of subsidiaries	(570)	(1,077)	61	—	1,586	—
Other, net	(39)	(22)	3	(1)	—	(59)
Total Other Expense	(199)	(570)	(1,053)	(191)	1,586	(427)
Income (Loss) before Income Taxes	(200)	(570)	(1,178)	184	1,586	(178)
Income Tax Expense	—	—	(2)	(20)	—	(22)
Net Income (Loss)	(200)	(570)	(1,180)	164	1,586	(200)
Other Comprehensive Loss, Net of Income Taxes	(14)	(14)	—	(30)	44	(14)
Comprehensive Income (Loss)	$(214)	$(584)	$(1,180)	$134	$1,630	$(214)

Condensed Consolidating Balance Sheets
June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$9	$5	$357	$225	$—	$596
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	103	618	—	721
Due from affiliates	15,017	16,312	—	—	(31,329)	—
Other	4	16	67	92	—	179
Total Current Assets	15,030	16,333	528	941	(31,329)	1,503
Property, Plant, and Equipment, net	—	—	2,970	5,201	—	8,171
Restricted Cash and Securities	7	—	17	3	—	27
Goodwill and Other Intangibles, net	—	—	412	2,385	—	2,797
Investment in Subsidiaries	(12,322)	(21,656)	4,358	—	29,620	—
Other Assets, net	14	110	11	232	—	367
Total Assets	$2,729	$(5,213)	$8,296	$8,762	$(1,709)	$12,865

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$1	$42	$644	$—	$688
Current portion of long-term debt	—	6	3	21	—	30
Accrued payroll and employee benefits	—	—	131	46	—	177
Accrued interest	33	158	—	1	—	192
Current portion of deferred revenue	—	—	106	120	—	226
Due to affiliates	—	—	31,035	294	(31,329)	—
Other	1	36	48	105	—	190
Total Current Liabilities	35	201	31,365	1,231	(31,329)	1,503
Long-Term Debt, less current portion	1,571	6,886	18	31	—	8,506
Deferred Revenue, less current portion	—	—	593	313	—	906
Other Liabilities	15	26	23	778	—	842
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,108	(12,326)	(23,703)	6,409	29,620	1,108
Total Liabilities and Stockholders' Equity (Deficit)	$2,729	$(5,213)	$8,296	$8,762	$(1,709)	$12,865

Condensed Consolidating Balance Sheets
December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$253	$5	$386	$335	$—	$979
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	93	621	—	714
Due from affiliates	14,446	15,709	—	7	(30,162)	—
Other	3	16	49	73	—	141
Total Current Assets	14,702	15,730	529	1,043	(30,162)	1,842
Property, Plant, and Equipment, net	—	—	2,926	5,273	—	8,199
Restricted Cash and Securities	12	—	17	6	—	35
Goodwill and Other Intangibles, net	—	—	429	2,404	—	2,833
Investment in Subsidiaries	(11,756)	(20,470)	3,242	—	28,984	—
Other Assets, net	16	119	11	252	—	398
Total Assets	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$53	$723	$—	$779
Current portion of long-term debt	172	6	6	32	—	216
Accrued payroll and employee benefits	—	—	161	50	—	211
Accrued interest	45	163	—	1	—	209
Current portion of deferred revenue	—	—	109	142	—	251
Due to affiliates	—	—	30,162	—	(30,162)	—
Other	1	1	29	105	—	136
Total Current Liabilities	219	172	30,520	1,053	(30,162)	1,802
Long-Term Debt, less current portion	1,570	6,886	20	40	—	8,516
Deferred Revenue, less current portion	—	—	602	285	—	887
Other Liabilities	14	81	75	761	—	931
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,171	(11,760)	(24,063)	6,839	28,984	1,171
Total Liabilities and Stockholders' Equity (Deficit)	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(86)	$(269)	$74	$504	$—	$223
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(159)	(218)	—	(377)
Decrease in restricted cash and securities, net	5	—	—	3	—	8
Other	—	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Investing Activities	5	—	(159)	(229)	—	(383)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(3)	(4)	(20)	—	(199)
Increase (decrease) due from/to affiliates, net	9	272	60	(341)	—	—
Net Cash Provided by (Used in) Financing Activities	(163)	269	56	(361)	—	(199)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(24)	—	(24)
Net Change in Cash and Cash Equivalents	(244)	—	(29)	(110)	—	(383)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$9	$5	$357	$225	$—	$596

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(144)	$(245)	$(66)	$563	$—	$108
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(123)	(195)	—	(318)
Decrease in restricted cash and securities, net	3	—	—	1	—	4
Proceeds from sale of property, plant and equipment and other assets	—	—	—	5	—	5
Net Cash Provided by (Used in) Investing Activities	3	—	(123)	(189)	—	(309)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	880	—	—	—	880
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(825)	—	(38)	—	(863)
Proceeds from stock options exercised	1	—	—	—	—	1
Increase (decrease) due from/to affiliates, net	140	190	(13)	(317)	—	—
Net Cash Provided by (Used in) Financing Activities	141	245	(13)	(355)	—	18
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(2)	—	(2)
Net Change in Cash and Cash Equivalents	—	—	(202)	17	—	(185)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$2	$6	$416	$309	$—	$733

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

Revenue by Channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Core Network Services:
North America - Wholesale Channel	$367	$382	$739	$763
North America - Enterprise Channel	603	574	1,198	1,135
EMEA - Wholesale Channel	88	94	177	190
EMEA - Enterprise Channel	99	91	196	179
EMEA - U.K. Government Channel	33	43	70	91
Latin America - Wholesale Channel	40	37	80	75
Latin America - Enterprise Channel	149	136	291	274
Total Core Network Services	1,379	1,357	2,751	2,707
Wholesale Voice Services and Other	186	229	391	465
Total Revenue	$1,565	$1,586	$3,142	$3,172

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•
Wholesale Voice Services and Other revenue from sales of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the "SBC Master Services Agreement," which was obtained through an acquisition in 2005.

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

Wholesale Voice Services and Other

The Company offers wholesale voice services that target large and existing markets. The revenue potential for wholesale voice services is large; however, pricing is expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for wholesale voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

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

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2012, for a description of the Company's critical accounting policies.

Results of Operations for the Three and Six Months Ended June 30, 2013 vs. 2012

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Revenue	$1,565	$1,586	(1)%	$3,142	$3,172	(1)%
Cost of Revenue	616	648	(5)%	1,245	1,305	(5)%
Depreciation and Amortization	199	191	4%	393	378	4%
Selling, General and Administrative	610	614	(1)%	1,209	1,240	(3)%
Total Costs and Expenses	1,425	1,453	(2)%	2,847	2,923	(3)%
Operating Income	140	133	5%	295	249	18%
Other Income (Expense):
Interest income	—	1	(100)%	—	2	(100)%
Interest expense	(167)	(181)	(8)%	(336)	(370)	(9)%
Loss on extinguishment of debt, net	—	—	—%	—	(61)	(100)%
Other, net	14	(7)	NM	(36)	2	NM
Total Other Expense	(153)	(187)	(18)%	(372)	(427)	(13)%
Loss Before Income Taxes	(13)	(54)	(76)%	(77)	(178)	(57)%
Income Tax Expense	(11)	(8)	38%	(25)	(22)	14%
Net Loss	$(24)	$(62)	(61)%	$(102)	$(200)	(49)%
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Core Network Services Revenue	$1,379	$1,357	2%	$2,751	$2,707	2%
Wholesale Voice Services and Other Revenue	186	229	(19)%	391	465	(16)%
Total Revenue	$1,565	$1,586	(1)%	$3,142	$3,172	(1)%

Revenue by Product Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Colocation and Data Center Services	$145	$139	4%	$287	$277	4%
Transport and Fiber	488	485	1%	972	965	1%
IP and Data Services	514	497	3%	1,024	988	4%
Voice Services (local and enterprise)	232	236	(2)%	468	477	(2)%
Total Core Network Services	1,379	1,357	2%	2,751	2,707	2%
Wholesale Voice Services and Other	186	229	(19)%	391	465	(16)%
Total Revenue	$1,565	$1,586	(1)%	$3,142	$3,172	(1)%

Revenue decreased 1% to $1.565 billion in the three months ended June 30, 2013 compared to $1.586 billion in the same period of 2012 and decreased 1% to $3.142 billion in the six months ended June 30, 2013, from $3.172 billion in the same period of 2012. The decrease was driven by declines in Wholesale Voice Services and Other revenue partially offset by growth in Core Network Services revenue from enterprise customers.

The Company experienced growth in its IP and data services and colocation and data center services during the three and six months ended June 30, 2013 compared to the same period of 2012 driven primarily by end user customer demand for content delivery over the Internet and enterprise bandwidth. The Company also experienced modest growth in transport and fiber services during the first half of 2013. Core Network Services revenue for voice services declined during the three and six months ended June 30, 2013, primarily due to the anticipated attrition of certain U.K. Government channel voice services.

Core Network Services revenue increased in the North America and Latin America regions during the three and six months ended June 30, 2013 compared to the same period of 2012, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue in the North American region.

Wholesale Voice Services and Other revenue decreased in the three and six months ended June 30, 2013 compared to the same period of 2012 primarily as a result of declines in usage. The Company continues to manage its combined wholesale voice services platform for margin contribution. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 39% in the three months ended June 30, 2013 compared to 41% in the same period of 2012 and was 40% in the six months ended June 30, 2013 compared to 41% in the same period of 2012. The decreases are primarily due to an improving gross margin mix of higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization increased 4% to $199 million in the three months ended June 30, 2013, from $191 million in the same period of 2012 and increased 4% to $393 million in the six months ended June 30, 2013, from $378 million in the same period in 2012. The increase is primarily attributable to incremental capital expenditures.

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

SG&A decreased 1% to $610 million in the three months ended June 30, 2013 compared to $614 million in the same period of 2012 and decreased 3% to $1.209 billion in the six months ended June 30, 2013, from $1.240 billion in the same period in 2012. The decreases are primarily due to lower employee cash compensation and other employee related costs, professional fees and vendor services and other discretionary costs. Employee cash compensation and other employee related costs decreased as the Company continued to integrate the Global Crossing business and achieve cost synergies through the reduction of headcount as well as the higher capitalization of labor costs related to the implementation of information technology systems, network deployment and customer installation activities. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. In addition during the first quarter of 2012, the Company incurred approximately $15 million of integration costs related to the Global Crossing acquisition. The integration was substantially complete by the end of 2012.

Also included in SG&A in the three and six months ended June 30, 2013, were $48 million and $85 million, respectively, and in the three and six months ended June 30, 2012, $29 million and $53 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to additional stock grants subsequent to March 31, 2012 and accruing the annual discretionary bonus at a higher target rate in 2013 than in 2012, as well as the vesting of long term incentive awards in connection with James Q. Crowe's departure from the Company, as described below.

On April 11, 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors, effective immediately, to be the Company's president and Chief Executive Officer. As a result of the departure of James Q. Crowe, the Company incurred an SG&A charge of approximately $23 million in the second quarter of 2013, consisting of $6 million of additional cash compensation expenses and $17 million in non-cash compensation expenses related to the vesting of certain of Mr. Crowe's long term incentive awards payable under the terms of his employment agreement.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within selling, general and administrative expenses.

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

The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Net Loss	$(24)	$(62)	$(102)	$(200)
Income Tax Expense	11	8	25	22
Total Other Expense	153	187	372	427
Depreciation and Amortization	199	191	393	378
Non-Cash Compensation Expense	48	29	85	53
Adjusted EBITDA	$387	$353	$773	$680

Consolidated Adjusted EBITDA was $387 million in the three months ended June 30, 2013 compared to $353 million in the same period of 2012 and was $773 million in the six months ended June 30, 2013 compared to $680 million in the same period of 2012. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue, continued improvements in cost of revenue and lower SG&A expenses.

Interest Expense decreased 8% to $167 million in the three months ended June 30, 2013, from $181 million in the same period of 2012 and decreased 9% to $336 million in the six months ended June 30, 2013, from $370 million in the same period of 2012. Interest expense decreased as a result of lower cost of borrowing on refinanced debt partially offset by higher average debt balances for the three and six months ended June 30, 2013 compared to the same period of 2012.

The Company expects annual interest expense in 2013 to approximate $665 million based on the Company's outstanding debt as of June 30, 2013 and taking into consideration the current interest rates on the Company's variable rate debt. See Note 6 - Long-Term Debt in the notes to consolidated financial statements for additional information on Level 3's financing activities.

Loss on Extinguishment of Debt, net was nil for both the three and six months ended June 30, 2013 compared to a loss of nil and $61 million for the three and six months ended June 30, 2012. The loss recorded during the first quarter of 2012 was related to a charge of approximately $22 million as a result of the redemption of the 9.25% Senior Notes due 2014 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock. See Note 6 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company’s financing activities.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $14 million of income and $36 million of expense in the three and six months ended June 30, 2013 compared to $7 million of expense and $2 million of income in the three and six months ended June 30, 2012. The Other, net income in the second quarter 2013 is primarily due to foreign currency gains attributable to the appreciation of the U.S. Dollar relative to local currencies of certain of the Company's foreign subsidiaries in Latin America which have the U.S. Dollar as their functional currency and appreciation of the local currencies relative to the U.S. Dollar for certain investments denominated in the local currency of foreign subsidiaries in EMEA that are not considered to be long-term in nature. The Other, net expense in the first quarter 2013 was incurred primarily due to foreign currency losses attributable to the devaluation of the Venezuelan Bolivar as discussed below, compared to the comparable period in 2012.

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar. This devaluation reduced the Company's net monetary assets by $22 million based on the bolivar balances as of February 13, 2013, resulting in a charge of $22 million which was recognized in Other, net in the consolidated statement of operations in the first quarter of 2013.

Income Tax Expense was $11 million and $25 million in the three and six months ended June 30, 2013 compared to $8 million and $22 million in the three and six months ended June 30, 2012. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and six month period ended June 30, 2013 is not necessarily indicative of income tax expense for the year ended December 31, 2013. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Financial Condition— For the Six Months Ended June 30, 2013 and 2012

Cash flows provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Net Cash Provided by Operating Activities	$223	$108	$115
Net Cash Used in Investing Activities	(383)	(309)	(74)
Net Cash Provided by (Used in) Financing Activities	(199)	18	(217)
Effect of Exchange Rates on Cash and Cash Equivalents	(24)	(2)	(22)
Net Change in Cash and Cash Equivalents	$(383)	$(185)	$(198)

Operating Activities

Cash provided by operating activities was $223 million in the six months ended June 30, 2013 compared to cash provided by operating activities of $108 million in the same period of 2012. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities increased in the six months ended June 30, 2013 compared to the same period of 2012 primarily as a result of additional capital expenditures, which totaled $377 million in the six months ended June 30, 2013 and $318 million in the same period of 2012. The increase is primarily due to additional investment in the network as well as higher capitalized labor.

Financing Activities

Cash used in financing activities of $199 million in the six months ended June 30, 2013 compared to $18 million provided by financing activities in the same period of 2012 relates to greater net payments of debt and capital leases during 2013 primarily as a result of the repayment at maturity of the 15% Convertible Notes due January 15, 2013 as compared to greater net borrowings in the same period of 2012. See Note 6 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's debt transactions during 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2013, was primarily due to the devaluation of the Venezuelan bolivar. This devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million in the first quarter of 2013.

Liquidity and Capital Resources

The Company incurred a net loss of $102 million in the six months ended June 30, 2013 and $200 million in the same period of 2012. The Company used cash of $377 million for capital expenditures and $199 million for financing activities in the six months ended June 30, 2013. This compares to $318 million of cash used for capital expenditures and $18 million of cash flows provided by financing activities in the six months ended June 30, 2012.

Net cash interest payments are expected to decrease to approximately $645 million in 2013 from $710 million in 2012 based on current interest rates on the Company's debt outstanding as of June 30, 2013.

Capital expenditures for 2013 are expected to remain relatively consistent as a percentage of revenue with 2012, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of June 30, 2013, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $18 million that mature in the remaining six months of 2013, $22 million in 2014 and $788 million in 2015.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes.

For information related to financing activities that occurred during 2012, see Item 7 of the Company's Form 10-K for the year ended December 31, 2012.

The Company had $596 million of cash and cash equivalents on hand at June 30, 2013. The Company also had $34 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at June 30, 2013. In addition, $52 million of the Company's total cash and cash equivalents as of June 30, 2013 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $52 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. The $52 million value of the Company's bolivar balance reflects the February 13, 2013 devaluation of the bolivar that resulted from the increase in the official exchange rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar. That devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million, based on the bolivar balances as of February 13, 2013.

Based on information available at this time, the Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

The Company may need to refinance all or a portion of its indebtedness at or before maturity and cannot provide assurances that it will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, the Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, the Company may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. The Company will evaluate any such transactions in light of the existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.

Consolidation of the communications industry may continue. The Company will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

Off-Balance Sheet Arrangements

Level 3 has not entered into off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of June 30, 2013, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at June 30, 2013, was approximately 4.8%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate plus LIBOR with a fixed minimum LIBOR rate of 1.5%. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.3% at June 30, 2013, which was below the 1.5% fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $3 million as of June 30, 2013 (excluding any effect of interest rate swaps).

At June 30, 2013, the Company had $5.7 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.7%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

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

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar. This devaluation reduced the Company's net monetary assets by $22 million, including unrestricted cash and cash equivalents of $21 million, based on the bolivar balances as of February 13, 2013. The devaluation of the Company's net monetary assets resulted in a charge of $22 million which was recognized in Other, net in the consolidated statement of operations in the first quarter of 2013. The effects on revenue and operating income are not expected to be material in light of certain pricing adjustment mechanisms in many of the Company's contracts with Venezuelan customers and since most of the Company's costs in Venezuela are incurred in bolivares. However, the death of long-time president Hugo Chavez in March 2013 and the political instability arising out of the subsequent disputed presidential election create greater uncertainty for the Company's Venezuelan operations and the bolivar-U.S. dollar exchange rate.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
10.1	Amendment to the Key Executive Severance Plan, dated as of April 11, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 11, 2013).
12	Statements re computation of ratios.
18	Letter re change in accounting principles.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Supplementary Stockholders' Equity Information, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 6, 2013	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer