Form 10-Q
period 2013-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2013-11-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 1, 2013:

Common Stock: 223,605,574 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2013	2012	2013	2012
Revenue	$1,569	$1,590	$4,711	$4,762
Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	608	642	1,853	1,947
Depreciation and Amortization	203	185	596	563
Selling, General and Administrative	606	625	1,815	1,865
Total Costs and Expenses	1,417	1,452	4,264	4,375
Operating Income	152	138	447	387
Other Income (Expense):
Interest income	—	—	—	2
Interest expense	(165)	(188)	(501)	(558)
Loss on modification and extinguishment of debt, net	(17)	(49)	(17)	(110)
Other, net	23	(54)	(13)	(52)
Total Other Expense	(159)	(291)	(531)	(718)
Loss Before Income Taxes	(7)	(153)	(84)	(331)
Income Tax Expense	(14)	(13)	(39)	(35)
Net Loss	$(21)	$(166)	$(123)	$(366)

Net Loss Per Share (Basic and Diluted)	$(0.09)	$(0.76)	$(0.56)	$(1.71)

Shares Used to Compute Basic and Diluted Net Loss per Share (in thousands)	222,679	217,301	221,198	214,498

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2013	2012	2013	2012
Net Loss	$(21)	$(166)	$(123)	$(366)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	41	48	(15)	16
Holding Gain on Interest Rate Swaps	—	74	—	90
Other, net	1	—	(6)	2
Other Comprehensive Income (Loss), Before Income Taxes	42	122	(21)	108
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	42	122	(21)	108
Comprehensive Income (Loss)	$21	$(44)	$(144)	$(258)

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Supplementary Stockholders' Equity Information
Changes in Accumulated Other Comprehensive Income (Loss)
(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive loss before reclassifications	(44)	(9)	(53)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at March 31, 2013	12	(38)	(26)
Other comprehensive loss before reclassifications	(12)	—	(12)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at June 30, 2013	—	(37)	(37)
Other comprehensive income before reclassifications	41	—	41
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at September 30, 2013	$41	$(36)	$5

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except share data)	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$507	$979
Restricted cash and securities	7	8
Receivables, less allowances for doubtful accounts of $33 and $31, respectively	738	714
Other	187	141
Total Current Assets	1,439	1,842
Property, Plant and Equipment, net of accumulated depreciation of $8,894 and $8,359, respectively	8,230	8,199
Restricted Cash and Securities	23	35
Goodwill	2,567	2,565
Other Intangibles, net	223	268
Other Assets, net	370	398
Total Assets	$12,852	$13,307
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$633	$779
Current portion of long-term debt	21	216
Accrued payroll and employee benefits	212	211
Accrued interest	170	209
Current portion of deferred revenue	219	251
Other	175	136
Total Current Liabilities	1,430	1,802
Long-Term Debt, less current portion	8,537	8,516
Deferred Revenue, less current portion	896	887
Other Liabilities	842	931
Total Liabilities	11,705	12,136
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 222,838,992 issued and outstanding at September 30, 2013 and 218,380,070 issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	14,120	14,000
Accumulated other comprehensive income	5	26
Accumulated deficit	(12,980)	(12,857)
Total Stockholders’ Equity	1,147	1,171
Total Liabilities and Stockholders’ Equity	$12,852	$13,307

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2013	2012
Cash Flows from Operating Activities:
Net loss	$(123)	$(366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	596	563
Non-cash compensation expense attributable to stock awards	115	102
Loss on modification and extinguishment of debt, net	17	110
Loss on interest rate swaps	—	60
Accretion of debt discount and amortization of debt issuance costs	27	33
Accrued interest on long-term debt, net	(39)	(47)
Deferred income taxes	—	18
Gain on sale of property, plant and equipment and other assets	(1)	—
Other, net	(34)	(16)
Changes in working capital items:
Receivables	(34)	(120)
Other current assets	(34)	(28)
Payables	(152)	(42)
Deferred revenue	(18)	(45)
Other current liabilities	7	(44)
Net Cash Provided by Operating Activities	327	178
Cash Flows from Investing Activities:
Capital expenditures	(571)	(545)
Decrease in restricted cash and securities, net	13	15
Proceeds from the sale of property, plant and equipment and other assets	16	5
Other	(14)	(13)
Net Cash Used in Investing Activities	(556)	(538)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	590	3,317
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(810)	(3,088)
Proceeds from stock options exercised	—	5
Net Cash Provided by (Used in) Financing Activities	(220)	234
Effect of Exchange Rates on Cash and Cash Equivalents	(23)	1
Net Change in Cash and Cash Equivalents	(472)	(125)
Cash and Cash Equivalents at Beginning of Period	979	918
Cash and Cash Equivalents at End of Period	$507	$793

Continued

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$513	$572
Income taxes paid, net of refunds	$24	$25
Non-cash Financing Activities:
Capital lease obligations incurred	$13	$—
Note issued for property	$12	$—
Long-term debt conversion into equity	$—	$100
Premium on long-term debt conversion into equity	$—	$39
Accrued interest conversion into equity	$—	$2

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

The accompanying consolidated balance sheet as of December 31, 2012, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

In the second quarter of 2013, the Company changed the date of its annual assessment of goodwill impairment from December 31 to October 1. This was a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment provides additional time prior to the Company’s year-end to complete the goodwill impairment testing and report the results in the Company's Annual Report on Form 10-K, and is more closely aligned with the Company’s strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under current GAAP, there is no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

(2) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards.

The effect of approximately 28 million and 35 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2013 and September 30, 2012, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million and 7 million stock options, outperform stock appreciation rights ("OSOs"), restricted stock units ("RSUs") and warrants outstanding at September 30, 2013 and September 30, 2012, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2013 and December 31, 2012, were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(666)	$120
Trademarks	55	(28)	27
Patents and Developed Technology	158	(114)	44
	999	(808)	191
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(808)	$223
December 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(633)	$143
Trademarks	55	(17)	38
Patents and Developed Technology	158	(103)	55
	989	(753)	236
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(753)	$268

Acquired finite-lived intangible asset amortization expense was $18 million and $54 million for the three and nine months ended September 30, 2013 and $21 million and $71 million for the three and nine months ended September 30, 2012.

At September 30, 2013, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.5 years for customer contracts and relationships, 2 years for trademarks and 3.3 years for patents and developed technology.

As of September 30, 2013, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2013 (remaining three months)	$18
2014	64
2015	48
2016	31
2017	14
2018	13
Thereafter	3
$191

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2013 and December 31, 2012. The interest rate swaps are recorded in the consolidated balance sheets at fair value (see Note 5 - Derivative Financial Instruments).

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements and disclosures for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as interest and foreign exchange rates, transfer restrictions, and risk of non-performance.

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

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of September 30, 2013 and December 31, 2012:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current and non-current liabilities)	$23	$56	$—	$—	$23	$56
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$23	$56	$—	$—	$23	$56
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,604	$2,603	$2,607	$2,631	$—	$—
Senior Notes	5,188	5,185	5,609	5,712	—	—
Convertible Notes	675	846	304	286	581	748
Capital Leases and Other	91	98	—	—	91	98
Total Long-term Debt, including the current portion:	$8,558	$8,732	$8,520	$8,629	$672	$846

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Derivatives

The fair value of interest rate swaps is estimated using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, non-performance risk adjustment and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both September 30, 2013 and December 31, 2012. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

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

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.6 billion and $5.7 billion at September 30, 2013 and December 31, 2012, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by Level 3 Communications, Inc. and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

Convertible Notes

The fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $304 million and $286 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s actively traded Convertible Notes referenced above is based on the trading quotes for identical notes. The fair value of the Company’s Convertible Notes that are not actively traded, which includes the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013 that were repaid in full at maturity during the quarter ended March 31, 2013, was approximately $581 million and $748 million at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Convertible Notes that are not actively traded is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

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

In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The Company had designated these interest rate swap agreements as cash flow hedges. The two interest rate swap agreements are with different counterparties and are for $500 million each. The arrangements began in April 2007 and mature in January 2014. Under the terms of these arrangements, the Company receives interest payments based on rolling three month LIBOR and pays interest at the fixed rate of 4.93% under one arrangement and approximately 4.92% under the other.

Interest Rate Derivative	Number of Instruments	Notional (dollars in millions)
Interest rate swaps	Two	$1,000

On a quarterly basis through August 6, 2012, the Company evaluated the effectiveness of the hedges by measuring the extent to which the change in the variable portion of the interest rate swaps offset the changes in interest expense paid due to fluctuations in the LIBOR-based interest rate. Prior to August 6, 2012, these derivatives were deemed effective cash flow hedges and hedge ineffectiveness was not material in any periods presented. As a result, the change in the fair value of the interest rate swap agreements was reflected in Accumulated Other Comprehensive Income (Loss) ("AOCI") and was subsequently reclassified into earnings through an interest expense yield adjustment, as interest expense on the hedged debt obligation was incurred.

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP and cash flow hedge accounting was discontinued. The Company recognized a non-cash loss on these agreements of approximately $60 million (excluding accrued interest) in the third quarter of 2012, which represented the cumulative loss recorded in AOCI at the date the instruments ceased to qualify as hedges. After August 6, 2012, the Company has recorded the change in the fair value of the swaps in Other, net in its Consolidated Statement of Operations until maturity of the swaps in early 2014. The Company recognized a loss of less than $1 million and $2 million for the three and nine months ended September 30, 2013 and a loss of $3 million for both the three and nine months ended September 30, 2012.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (dollars in millions):

	Liability Derivatives
	September 30, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$23	Other non-current liabilities	$56

The amount of net gains (losses) recognized in AOCI, including reclassification gains (losses) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	2013	2012
Cash flow hedging contracts
Three Months Ended September 30,	$—	$74
Nine Months Ended September 30,	$—	$90

The amount of gains (losses) reclassified from AOCI to earnings (effective portions) consists of the following (dollars in millions):

Derivatives designated as hedging instruments	Statement of Operations Location	2013	2012
Cash flow hedging contracts
Three Months Ended September 30,	Interest Expense	$—	$(4)
Nine Months Ended September 30,	Interest Expense	$—	$(26)

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

(6) Long-Term Debt

As of September 30, 2013 and December 31, 2012, long-term debt was as follows:

(dollars in millions)	September 30, 2013	December 31, 2012
Senior Secured Term Loan*	$2,611	$2,614
Floating Rate Senior Notes due 2015 (4.146% as of September 30, 2013 and 4.469% as of December 31, 2012)	300	300
10% Senior Notes due 2018	640	640
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
15% Convertible Senior Notes due 2013	—	172
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
6.5% Convertible Senior Notes due 2016	201	201
Capital Leases	78	86
Other	13	12
Total Debt Obligations	8,598	8,780
Unamortized Discount:
Discount on Senior Secured Term Loan	(7)	(11)
Discount on 10% Senior Notes due 2018	(8)	(10)
Discount on 11.875% Senior Notes due 2019	(9)	(9)
Discount on 9.375% Senior Notes due 2019	(8)	(8)
Discount on 8.125% Senior Notes due 2019	(7)	(8)
Discount on 7% Convertible Senior Notes due 2015	(1)	(2)
Total Unamortized Discount	(40)	(48)
Carrying Value of Debt	8,558	8,732
Less current portion	(21)	(216)
Long-term Debt, less current portion	$8,537	$8,516

* The $1.2 billion Tranche B-II 2019 Term Loan due 2019, the $815 million Tranche B-III 2019 Term Loan due 2019 and the $595.5 million Tranche B 2020 Term Loan due 2020 had interest rates of 4.75%, 4.00% and 4.00%, respectively, as of September 30, 2013. The $599 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019 had interest rates of 4.75%, 5.25% and 4.75%, respectively, as of December 31, 2012.

2013 Debt Issuances, Redemptions and Registrations

Senior Secured Tranche B 2020 Term Loan due 2020

On August 16, 2013, Level 3 Financing, Inc. refinanced its existing $595.5 million Tranche B 2016 Term Loan under its existing senior credit facility through the creation of a new term loan in the aggregate principal amount of $595.5 million (the "Tranche B 2020 Term Loan"). The Tranche B 2020 Term Loan was borrowed pursuant to an amended and restated credit agreement. The Tranche B 2020 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The Tranche B 2020 Term Loan was priced to lenders at par. Debt issuance costs for the Tranche B 2020 Term Loan of approximately $7 million were capitalized and are being amortized as interest expense using the effective interest method over its term.

The $595.5 million Tranche B 2016 Term Loan had an interest rate of LIBOR plus 3.25%, with a minimum LIBOR of 1.50% and matured on August 1, 2016. The Tranche B 2016 Term Loan required repayment of 0.25% of the original $600 million aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity. The Company recognized a loss on extinguishment of debt of $8 million as of result of this transaction.

Senior Secured Tranche B-III 2019 Term Loan due 2019

On August 12, 2013, Level 3 Financing, Inc. refinanced its existing $815 million Tranche B 2019 Term Loan under its existing senior credit facility through the creation of a new term loan in the aggregate principal amount of $815 million (the "Tranche B-III 2019 Term Loan"). The Tranche B-III 2019 Term Loan was borrowed pursuant to an amended and restated credit agreement. The Tranche B-III 2019 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on August 1, 2019. The Tranche B-III 2019 Term Loan was priced to lenders at par. Debt issuance costs related to the Tranche B 2019 Term Loan of approximately $10 million continue to be amortized as interest expense using the new effective interest rate over its term.

The $815 million Tranche B 2019 Term Loan had an interest rate of LIBOR plus 3.75%, with a minimum LIBOR of 1.50% and matured on August 1, 2019. The Company expensed debt issuance costs of approximately $9 million as of result of this transaction.

Total loss on modification and extinguishment of debt for the three and nine months ended September 30, 2013 was $17 million.

15% Convertible Senior Notes due 2013

On January 15, 2013, Level 3 Communications, Inc. repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013.

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

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of September 30, 2013 (dollars in millions):

2013 (remaining three months)	$8
2014	28
2015	783
2016	208
2017	6
2018	646
Thereafter	6,919
$8,598

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OSO	$2	$4	$18	$10
Restricted Stock Units and Shares	10	16	31	29
401(k) Match Expense	6	5	19	18
Restricted Stock Unit Bonus Grant	12	20	41	36
Management Incentive and Retention Plan	1	5	7	10
	31	50	116	103
Capitalized Non-Cash Compensation	(1)	(1)	(1)	(1)
	$30	$49	$115	$102

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems. As of September 30, 2013, there were approximately 2 million OSOs outstanding. As of September 30, 2013, there were approximately 4 million non-vested restricted stock and RSUs outstanding (including those related to the Management Incentive and Retention Plan). In addition, as of September 30, 2013, there were approximately 43 thousand non-qualified stock options outstanding.

(8) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $248 million and are included in “Other” current liabilities and “Other

Liabilities” in the Company's consolidated balance sheet at September 30, 2013. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at September 30, 2013. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $89 million at September 30, 2013.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $40 million at September 30, 2013.

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

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2013 and December 31, 2012, Level 3 had outstanding letters of credit or other similar obligations of approximately $28 million and $31 million, respectively, of which $25 million and $29 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$711	$919	$(61)	$1,569
Costs and Expense:
Cost of Revenue	—	—	264	405	(61)	608
Depreciation and Amortization	—	—	73	130	—	203
Selling, General and Administrative	1	1	385	219	—	606
Total Costs and Expenses	1	1	722	754	(61)	1,417
Operating Income (Loss)	(1)	(1)	(11)	165	—	152
Other Income (Expense):
Interest expense	(38)	(123)	(1)	(3)	—	(165)
Interest income (expense) affiliates, net	274	429	(670)	(33)	—	—
Equity in net earnings (losses) of subsidiaries	(255)	(542)	122	—	675	—
Other, net	—	(18)	1	23	—	6
Total Other Expense	(19)	(254)	(548)	(13)	675	(159)
Income (Loss) before Income Taxes	(20)	(255)	(559)	152	675	(7)
Income Tax Expense	(1)	—	(1)	(12)	—	(14)
Net Income (Loss)	(21)	(255)	(560)	140	675	(21)
Other Comprehensive Income, Net of Income Taxes	42	42	—	42	(84)	42
Comprehensive Income (Loss)	$21	$(213)	$(560)	$182	$591	$21

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,090	$2,803	$(182)	$4,711
Costs and Expense:
Cost of Revenue	—	—	781	1,254	(182)	1,853
Depreciation and Amortization	—	—	215	381	—	596
Selling, General and Administrative	2	1	1,178	634	—	1,815
Total Costs and Expenses	2	1	2,174	2,269	(182)	4,264
Operating Income (Loss)	(2)	(1)	(84)	534	—	447
Other Income (Expense):
Interest expense	(114)	(374)	(2)	(11)	—	(501)
Interest income (expense) affiliates, net	819	1,284	(2,008)	(95)	—	—
Equity in net earnings (losses) of subsidiaries	(825)	(1,715)	398	—	2,142	—
Other, net	—	(19)	3	(14)	—	(30)
Total Other Expense	(120)	(824)	(1,609)	(120)	2,142	(531)
Income (Loss) before Income Taxes	(122)	(825)	(1,693)	414	2,142	(84)
Income Tax Expense	(1)	—	(2)	(36)	—	(39)
Net Income (Loss)	(123)	(825)	(1,695)	378	2,142	(123)
Other Comprehensive Loss, Net of Income Taxes	(21)	(21)	—	(21)	42	(21)
Comprehensive Income (Loss)	$(144)	$(846)	$(1,695)	$357	$2,184	$(144)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$672	$981	$(63)	$1,590
Costs and Expense:
Cost of Revenue	—	—	256	447	(61)	642
Depreciation and Amortization	—	—	63	122	—	185
Selling, General and Administrative	1	1	410	215	(2)	625
Total Costs and Expenses	1	1	729	784	(63)	1,452
Operating Income (Loss)	(1)	(1)	(57)	197	—	138
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(43)	(137)	(1)	(7)	—	(188)
Interest income (expense) affiliates, net	244	400	(561)	(83)	—	—
Equity in net earnings (losses) of subsidiaries	(365)	(516)	40	—	841	—
Other, net	—	(111)	3	5	—	(103)
Total Other Expense	(164)	(364)	(519)	(85)	841	(291)
Income (Loss) before Income Taxes	(165)	(365)	(576)	112	841	(153)
Income Tax Expense	(1)	—	(1)	(11)	—	(13)
Net Income (Loss)	(166)	(365)	(577)	101	841	(166)
Other Comprehensive Income, Net of Income Taxes	122	122	—	48	(170)	122
Comprehensive Income (Loss)	$(44)	$(243)	$(577)	$149	$671	$(44)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,957	$2,995	$(190)	$4,762
Costs and Expense:
Cost of Revenue	—	—	736	1,393	(182)	1,947
Depreciation and Amortization	—	—	196	367	—	563
Selling, General and Administrative	2	1	1,207	663	(8)	1,865
Total Costs and Expenses	2	1	2,139	2,423	(190)	4,375
Operating Income (Loss)	(2)	(1)	(182)	572	—	387
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(123)	(410)	(2)	(23)	—	(558)
Interest income (expense) affiliates, net	734	1,202	(1,678)	(258)	—	—
Equity in net earnings (losses) of subsidiaries	(935)	(1,593)	101	—	2,427	—
Other, net	(39)	(133)	6	4	—	(162)
Total Other Expense	(363)	(934)	(1,572)	(276)	2,427	(718)
Income (Loss) before Income Taxes	(365)	(935)	(1,754)	296	2,427	(331)
Income Tax Expense	(1)	—	(3)	(31)	—	(35)
Net Income (Loss)	(366)	(935)	(1,757)	265	2,427	(366)
Other Comprehensive Income, Net of Income Taxes	108	108	—	18	(126)	108
Comprehensive Income (Loss)	$(258)	$(827)	$(1,757)	$283	$2,301	$(258)

Condensed Consolidating Balance Sheets
September 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$9	$6	$289	$203	$—	$507
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	107	631	—	738
Due from affiliates	15,285	16,647	—	—	(31,932)	—
Other	3	15	64	105	—	187
Total Current Assets	15,297	16,668	461	945	(31,932)	1,439
Property, Plant, and Equipment, net	—	—	3,004	5,226	—	8,230
Restricted Cash and Securities	3	—	17	3	—	23
Goodwill and Other Intangibles, net	—	—	404	2,386	—	2,790
Investment in Subsidiaries	(12,526)	(22,242)	3,921	—	30,847	—
Other Assets, net	13	107	11	239	—	370
Total Assets	$2,787	$(5,467)	$7,818	$8,799	$(1,085)	$12,852

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$51	$581	$—	$633
Current portion of long-term debt	—	—	2	19	—	21
Accrued payroll and employee benefits	—	—	156	56	—	212
Accrued interest	53	116	—	1	—	170
Current portion of deferred revenue	—	—	104	115	—	219
Due to affiliates	—	—	31,511	421	(31,932)	—
Other	1	24	76	74	—	175
Total Current Liabilities	54	141	31,900	1,267	(31,932)	1,430
Long-Term Debt, less current portion	1,571	6,896	18	52	—	8,537
Deferred Revenue, less current portion	—	—	584	312	—	896
Other Liabilities	15	26	132	669	—	842
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,147	(12,530)	(24,816)	6,499	30,847	1,147
Total Liabilities and Stockholders' Equity (Deficit)	$2,787	$(5,467)	$7,818	$8,799	$(1,085)	$12,852

Condensed Consolidating Balance Sheets
December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$253	$5	$386	$335	$—	$979
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	93	621	—	714
Due from affiliates	14,446	15,709	—	7	(30,162)	—
Other	3	16	49	73	—	141
Total Current Assets	14,702	15,730	529	1,043	(30,162)	1,842
Property, Plant, and Equipment, net	—	—	2,926	5,273	—	8,199
Restricted Cash and Securities	12	—	17	6	—	35
Goodwill and Other Intangibles, net	—	—	429	2,404	—	2,833
Investment in Subsidiaries	(11,756)	(20,470)	3,242	—	28,984	—
Other Assets, net	16	119	11	252	—	398
Total Assets	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$53	$723	$—	$779
Current portion of long-term debt	172	6	6	32	—	216
Accrued payroll and employee benefits	—	—	161	50	—	211
Accrued interest	45	163	—	1	—	209
Current portion of deferred revenue	—	—	109	142	—	251
Due to affiliates	—	—	30,162	—	(30,162)	—
Other	1	1	29	105	—	136
Total Current Liabilities	219	172	30,520	1,053	(30,162)	1,802
Long-Term Debt, less current portion	1,570	6,886	20	40	—	8,516
Deferred Revenue, less current portion	—	—	602	285	—	887
Other Liabilities	14	81	75	761	—	931
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	1,171	(11,760)	(24,063)	6,839	28,984	1,171
Total Liabilities and Stockholders' Equity (Deficit)	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(105)	$(441)	$298	$575	$—	$327
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(235)	(336)	—	(571)
Decrease in restricted cash and securities, net	9	—	—	4	—	13
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	16	—	16
Other	—	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Investing Activities	9	—	(235)	(330)	—	(556)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	590	—	—	—	590
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(607)	(4)	(27)	—	(810)
Increase (decrease) due from/to affiliates, net	24	459	(156)	(327)	—	—
Net Cash Provided by (Used in) Financing Activities	(148)	442	(160)	(354)	—	(220)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Change in Cash and Cash Equivalents	(244)	1	(97)	(132)	—	(472)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$9	$6	$289	$203	$—	$507

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(48)	$(442)	$80	$588	$—	$178
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(199)	(346)	—	(545)
Decrease in restricted cash and securities, net	3	—	1	11	—	15
Proceeds from sale of property, plant and equipment and other assets	—	—	—	5	—	5
Other	—	—	—	(13)	—	(13)
Net Cash Provided by (Used in) Investing Activities	3	—	(198)	(343)	—	(538)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	293	3,024	—	—	—	3,317
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(2,960)	—	(128)	—	(3,088)
Proceeds from stock options exercised	5	—	—	—	—	5
Increase (decrease) due from/to affiliates, net	41	377	(285)	(133)	—	—
Net Cash Provided by (Used in) Financing Activities	339	441	(285)	(261)	—	234
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	294	(1)	(403)	(15)	—	(125)
Cash and Cash Equivalents at Beginning of Period	2	6	618	292	—	918
Cash and Cash Equivalents at End of Period	$296	$5	$215	$277	$—	$793

(10) Subsequent Events

On October 4, 2013, Level 3 Financing, Inc. refinanced its existing $1.2 billion Tranche B-II 2019 Term Loan under its existing senior credit facility by increasing the borrowings under the Tranche B 2020 Term Loan by an aggregate principal amount of $1.2 billion. The Tranche B 2020 Term Loan new aggregate principal amount is $1.796 billion.

The $1.796 billion Tranche B 2020 Term Loan will continue to bear interest at LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The additional portion of the Tranche B 2020 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront 0.25% fee at closing. The prior Tranche B-II 2019 Term Loan had an interest rate of LIBOR plus 3.25%, with a minimum LIBOR of 1.50% and matured on October 4, 2019. As a result of this transaction, the Company expects to incur a loss on the refinancing of approximately $10 million in the fourth quarter 2013 and additional debt discount costs of $3 million that will be amortized as interest expense using the effective interest method over its term.

On October 30, 2013, the Company announced that Level 3 Financing, Inc. has agreed to sell $640 million aggregate principal amount of its 6.125% Senior Notes due 2021 in a private offering to "qualified institutional buyers," as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933. The net proceeds from this offering, together with cash on hand, will be used to redeem or otherwise repay or retire all of Level 3 Financing, Inc.'s outstanding 10% Senior Notes due 2018, including accrued interest and applicable premiums and expenses. The offering is expected to be completed on November 14, 2013, subject to the satisfaction or waiver of customary closing conditions.

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

Executive Summary

Overview

The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive upfront payments for services to be delivered for a period of generally up to 25 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

The successful integration of acquired businesses is important to the success of Level 3. The Company must identify synergies and integrate acquired networks and support organizations, while maintaining the service quality levels expected by customers to realize the anticipated benefits of any acquisition. Successful integration of any acquired businesses will depend on the Company’s ability to manage the operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate any businesses or operations it acquires, the Company may experience material negative consequences to its business, financial condition or results of operations.

The Company has also been focused on improving its liquidity and financial condition, and extending the maturity dates of certain debt, as described below and in greater detail in Note 6 - Long-Term Debt in the notes to the unaudited consolidated financial statements.

In October 2013, the Company announced that it has agreed to sell $640 million aggregate principal amount of its 6.125% Senior Notes due 2021 in a private offering. The net proceeds from this offering, together with cash on hand, will be used to redeem or otherwise repay or retire all of the Company's outstanding 10% Senior Notes due 2018, including accrued interest and applicable premiums and expenses. The offering is expected to be completed on November 14, 2013, subject to the satisfaction or waiver of customary closing conditions.

Also in October 2013, the Company refinanced its existing $1.2 billion Tranche B-II 2019 Term Loan under its existing senior credit facility by increasing the borrowings under the Tranche B 2020 Term Loan by an aggregate principal amount of $1.2 billion. The Tranche B 2020 Term Loan new aggregate principal amount is $1.796 billion. See Note 10 - Subsequent Events in the notes to the unaudited consolidated financial statements for additional information.

In August 2013, the Company refinanced its $595.5 million Tranche B 2016 Term Loan under its existing senior credit facility through the creation of a new Tranche B 2020 Term Loan in the aggregate principal amount of $595.5 million. The Tranche B 2020 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The previous Tranche B 2016 Term Loan had an interest rate of LIBOR plus 3.25%, with a a minimum LIBOR of 1.50%, and matured on August 1, 2016.

Also in August 2013, the Company refinanced its $815 million Tranche B 2019 Term Loan under its existing senior credit facility through the creation of a new Tranche B-III 2019 Term Loan in the aggregate principal amount of $815 million. The Tranche B-III 2019 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on August 1, 2019. The previous Tranche B 2019 Term Loan had an interest rate of LIBOR plus 3.75%, with a minimum LIBOR of 1.50%, and matured on August 1, 2019.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue by Channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Core Network Services:
North America - Wholesale Channel	$365	$386	$1,104	$1,149
North America - Enterprise Channel	622	577	1,820	1,712
EMEA - Wholesale Channel	88	87	265	277
EMEA - Enterprise Channel	102	94	298	273
EMEA - U.K. Government Channel	32	42	102	133
Latin America - Wholesale Channel	39	40	119	115
Latin America - Enterprise Channel	149	139	440	413
Total Core Network Services	1,397	1,365	4,148	4,072
Wholesale Voice Services and Other	172	225	563	690
Total Revenue	$1,569	$1,590	$4,711	$4,762

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

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

Core Network Services

Colocation and data center services allow customers to place their network equipment and servers in suitable environments maintained by the Company with high-speed links providing on-net access to more than 55 countries. These services are secure, redundant and flexible to fit the varying needs of the Company's customers. Services, which vary by location, include hosting network equipment used to transport high speed data and voice over Level 3's global network; providing managed IT services, installation, maintenance, storage and monitoring of enterprise services; and providing comprehensive IT outsource solutions.

Growth in transport (such as private line and wavelengths) and fiber revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or, in the case of private line, wavelength or dark fiber services, either monthly payments or upfront payments. The Company is focused on providing end-to-end transport and fiber services to its customers to directly connect customer locations with a private network. Pricing for end-to-end metropolitan transport services have been relatively stable. For intercity transport and fiber services, the Company continues to experience pricing pressure in locations where a large number of carriers co-locate their facilities. An increase in demand may be offset by declines in unit pricing.

Internet Protocol ("IP") and data services primarily include the Company's high speed IP, Dedicated Internet Access ("DIA"), Virtual Private Network ("VPN"), Content Delivery Network ("CDN"), media delivery, Vyvx broadcast, Converged Business Network ("CBN"), Asynchronous Transfer mode ("ATM") and frame relay services. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

Voice services comprise a broad range of local and enterprise voice services using Voice over Internet Protocol ("VoIP") and traditional circuit-switch based technologies, including VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface service, long distance service and toll-free service. The Company's voice services also include its comprehensive suite of audio, Web and video collaboration services.

The Company believes that one of the largest sources of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or Web-based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2012, which has continued in 2013.

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

The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the Federal Communications Commission ("FCC"). The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011, the FCC established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic, with elements of it becoming effective beginning on December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges are capped at current levels, and will be reduced to zero over, as relevant to Level 3, a six year transition period which began July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company earns intercarrier compensation revenue from providing managed modem services, which are declining. The Company also receives intercarrier compensation from its voice services. In this case, intercarrier compensation is reported within Core Network Services revenue.

For a detailed description of the Company's broad range of communications services, please see Item 1. "Business - Our Service Offerings" of the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2012, for a description of the Company's critical accounting policies.

In the second quarter of 2013, the Company changed the date of its annual assessment of goodwill impairment from December 31 to October 1. This was a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment provides additional time prior to the Company’s year-end to complete the goodwill impairment testing and report the results in the Company's Annual Report on Form 10-K, and is more closely aligned with the Company’s strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. For a more detailed description of the Company's goodwill impairment assessment process, please see Note 1 of the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Results of Operations for the Three and Nine Months Ended September 30, 2013 vs. 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Revenue	$1,569	$1,590	(1)%	$4,711	$4,762	(1)%
Cost of Revenue	608	642	(5)%	1,853	1,947	(5)%
Depreciation and Amortization	203	185	10%	596	563	6%
Selling, General and Administrative	606	625	(3)%	1,815	1,865	(3)%
Total Costs and Expenses	1,417	1,452	(2)%	4,264	4,375	(3)%
Operating Income	152	138	10%	447	387	16%
Other Income (Expense):
Interest income	—	—	NM	—	2	NM
Interest expense	(165)	(188)	(12)%	(501)	(558)	(10)%
Loss on modification and extinguishment of debt, net	(17)	(49)	(65)%	(17)	(110)	(85)%
Other, net	23	(54)	NM	(13)	(52)	(75)%
Total Other Expense	(159)	(291)	(45)%	(531)	(718)	(26)%
Loss Before Income Taxes	(7)	(153)	(95)%	(84)	(331)	(75)%
Income Tax Expense	(14)	(13)	8%	(39)	(35)	11%
Net Loss	$(21)	$(166)	(87)%	$(123)	$(366)	(66)%
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Core Network Services Revenue	$1,397	$1,365	2%	$4,148	$4,072	2%
Wholesale Voice Services and Other Revenue	172	225	(24)%	563	690	(18)%
Total Revenue	$1,569	$1,590	(1)%	$4,711	$4,762	(1)%

Revenue by Product Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change %	2013	2012	Change %
Colocation and Data Center Services	$144	$139	4%	$431	$416	4%
Transport and Fiber	491	491	—%	1,463	1,456	—%
IP and Data Services	528	502	5%	1,552	1,490	4%
Voice Services (local and enterprise)	234	233	—%	702	710	(1)%
Total Core Network Services	1,397	1,365	2%	4,148	4,072	2%
Wholesale Voice Services and Other	172	225	(24)%	563	690	(18)%
Total Revenue	$1,569	$1,590	(1)%	$4,711	$4,762	(1)%

Revenue decreased 1% to $1.569 billion in the three months ended September 30, 2013 compared to $1.590 billion in the same period of 2012 and decreased 1% to $4.711 billion in the nine months ended September 30, 2013, from $4.762 billion in the same period of 2012. The decrease was driven by declines in Wholesale Voice Services and Other revenue partially offset by growth in Core Network Services revenue from enterprise customers.

The Company experienced growth in its IP and data services and colocation and data center services during the three and nine months ended September 30, 2013 compared to the same period of 2012 driven primarily by end user customer demand for content delivery over the Internet and enterprise bandwidth. The Company also experienced modest growth in transport and fiber services during the nine months ended September 30, 2013. Core Network Services revenue for voice services declined during the nine months ended September 30, 2013, primarily due to the anticipated attrition of certain U.K. Government channel voice services.

Core Network Services revenue increased in the North America and Latin America regions during the three and nine months ended September 30, 2013 compared to the same period of 2012, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue.

Wholesale Voice Services and Other revenue decreased in the three and nine months ended September 30, 2013 compared to the same period of 2012 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for margin contribution. In addition, the Company expects managed modem and SBC Contract Services revenue to continue to decline due to an increase in the number of subscribers migrating to broadband services and as a result of the migration of the SBC traffic to the AT&T network, respectively. The Company is in the process of discontinuing managed modem services and has notified all current managed modem customers of this decision.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third-party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 39% in the three months ended September 30, 2013 compared to 40% in the same period of 2012 and was 39% in the nine months ended September 30, 2013 compared to 41% in the same period of 2012. The decreases are primarily due to an improving gross margin mix of higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization increased 10% to $203 million in the three months ended September 30, 2013, from $185 million in the same period of 2012 and increased 6% to $596 million in the nine months ended September 30, 2013, from $563 million in the same period of 2012. The increase is primarily attributable to capital expenditures with asset lives less than the average remaining life of existing assets.

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

SG&A decreased 3% to $606 million in the three months ended September 30, 2013 compared to $625 million in the same period of 2012 and decreased 3% to $1.815 billion in the nine months ended September 30, 2013, from $1.865 billion in the same period of 2012. The decreases are primarily due to lower employee cash compensation and other employee related costs, professional fees and vendor services and other discretionary costs. Employee cash compensation and other employee related costs decreased as the Company continued to achieve cost synergies as a result of the integration of the Global Crossing business through the reduction of headcount as well as the higher capitalization of labor costs related to the implementation of information technology systems, network deployment and customer installation activities. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. In addition, the Company incurred approximately $18 million and $50 million for the three and nine months ended September 30, 2012 of integration costs related to the Global Crossing acquisition. The integration was substantially complete by the end of 2012.

Also included in SG&A in the three and nine months ended September 30, 2013, were $30 million and $115 million, respectively, and in the three and nine months ended September 30, 2012, $49 million and $102 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to additional stock grants subsequent to March 31, 2012 and accruing the annual discretionary bonus at a higher target rate in 2013 than in 2012, as well as the vesting of long-term incentive awards in connection with James Q. Crowe's departure from the Company, as described below.

On April 11, 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors, effective immediately, to be the Company's President and Chief Executive Officer. As a result of the departure of James Q. Crowe, the Company incurred an SG&A charge of approximately $23 million in the second quarter of 2013, consisting of $6 million of additional cash compensation expenses and $17 million in non-cash compensation expenses related to the vesting of certain of Mr. Crowe's long-term incentive awards payable under the terms of his employment agreement.

Additionally, in the third quarter of 2013, the Company implemented certain workforce reductions, resulting in approximately $30 million restructuring charges recorded in SG&A. Restructuring charges were $30 million and $46 million in the three and nine months ended September 30, 2013 compared to $6 million and $14 million in the same period of 2012.

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

Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Net Loss	$(21)	$(166)	$(123)	$(366)
Income Tax Expense	14	13	39	35
Total Other Expense	159	291	531	718
Depreciation and Amortization	203	185	596	563
Non-Cash Compensation Expense	30	49	115	102
Adjusted EBITDA	$385	$372	$1,158	$1,052

Consolidated Adjusted EBITDA was $385 million in the three months ended September 30, 2013 compared to $372 million in the same period of 2012 and was $1,158 million in the nine months ended September 30, 2013 compared to $1,052 million in the same period of 2012. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue, continued improvements in cost of revenue and lower SG&A expenses.

Interest Expense decreased 12% to $165 million in the three months ended September 30, 2013, from $188 million in the same period of 2012 and decreased 10% to $501 million in the nine months ended September 30, 2013, from $558 million in the same period of 2012. Interest expense decreased as a result of lower cost of borrowing on refinanced debt for the three and nine months ended September 30, 2013 compared to the same period of 2012 as well as the repayment of the Company's 15% Convertible Senior Notes in January 2013.

The Company expects annual interest expense in 2013 to approximate $665 million based on current interest rates on the Company's debt outstanding as of September 30, 2013 and taking into consideration the October 2013 incurrence of the $1.2 billion additional Tranche B 2020 Term Loan under the amended and restated credit agreement (along with the repayment of the existing $1.2 billion Tranche B-II 2019 Term Loan). See Note 6 - Long-Term Debt and Note 10 - Subsequent Events in the notes to the unaudited consolidated financial statements for additional information on Level 3's financing activities.

Loss on Modification and Extinguishment of Debt, net was $17 million for both the three and nine months ended September 30, 2013 compared to a loss of $49 million and $110 million for the three and nine months ended September 30, 2012. The loss recorded during 2013 was a charge of approximately $17 million related to the refinancing of the $595.5 million Tranche B 2016 and the $815 million Tranche B 2019 Term Loans in August 2013. The loss recorded during 2012 was a charge of approximately $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012, a charge of approximately $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of approximately $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012 and a charge of approximately $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 stock in March 2012. See Note 6 - Long-Term Debt in the notes to the unaudited consolidated financial statements for additional information.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $23 million of income and $13 million of expense in the three and nine months ended September 30, 2013 compared to $54 million and $52 million of expense in the three and nine months ended September 30, 2012. The Other, net income in the third quarter 2013 is primarily due to foreign currency gains attributable to the appreciation of the local currencies relative to the U.S. Dollar for certain intercompany notes denominated in the local currency of foreign subsidiaries in EMEA that are not considered to be long-term in nature. The Other, net expense in the nine months ended September 30, 2013 was incurred primarily due to foreign currency losses attributable to the devaluation of the Venezuelan Bolivar as discussed below, partially offset by net foreign currency gains. The results in the three and nine months ended September 30, 2012 were driven by a non-cash loss on the Company's interest rate swap agreements of approximately $60 million that were deemed "ineffective" under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan.

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

Income Tax Expense was $14 million and $39 million in the three and nine months ended September 30, 2013 compared to $13 million and $35 million in the three and nine months ended September 30, 2012. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and nine month period ended September 30, 2013 is not necessarily indicative of income tax expense for the year ended December 31, 2013. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Financial Condition— For the Nine Months Ended September 30, 2013 and 2012

Cash flows provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Net Cash Provided by Operating Activities	$327	$178	$149
Net Cash Used in Investing Activities	(556)	(538)	(18)
Net Cash Provided by (Used in) Financing Activities	(220)	234	(454)
Effect of Exchange Rates on Cash and Cash Equivalents	(23)	1	(24)
Net Change in Cash and Cash Equivalents	$(472)	$(125)	$(347)

Operating Activities

Cash provided by operating activities was $327 million in the nine months ended September 30, 2013 compared to cash provided by operating activities of $178 million in the same period of 2012. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities increased in the nine months ended September 30, 2013 compared to the same period of 2012 primarily as a result of additional capital expenditures, which totaled $571 million in the nine months ended September 30, 2013 and $545 million in the same period of 2012. The increase is primarily due to additional investment in the network as well as higher capitalized labor.

Financing Activities

Cash used in financing activities of $220 million in the nine months ended September 30, 2013 compared to $234 million provided by financing activities in the same period of 2012 relates to greater net payments of debt and capital leases during 2013 primarily as a result of the repayment at maturity of the 15% Convertible Notes due January 15, 2013 as compared to greater net borrowings in the same period of 2012. See Note 6 - Long-Term Debt in the notes to the unaudited consolidated financial statements for more details regarding the Company's debt transactions during 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2013, was primarily due to the devaluation of the Venezuelan bolivar. This devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million in the first quarter of 2013.

Liquidity and Capital Resources

The Company incurred a net loss of $123 million in the nine months ended September 30, 2013 and $366 million in the same period of 2012. The Company used cash of $571 million for capital expenditures and $220 million for financing activities in the nine months ended September 30, 2013. This compares to $545 million of cash used for capital expenditures and $234 million of cash flows provided by financing activities in the nine months ended September 30, 2012.

Net cash interest payments are expected to decrease to approximately $645 million in 2013 from $695 million in 2012 based on current interest rates on the Company's debt outstanding as of September 30, 2013 and taking into consideration the October 2013 borrowing of the $1.2 billion additional Tranche B 2020 Term Loan under the amended and restated credit agreement (along with the repayment of the existing $1.2 billion Tranche B-II 2019 Term Loan).

Capital expenditures for 2013 are expected to remain relatively consistent as a percentage of revenue with 2012, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of September 30, 2013, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $8 million that mature in the remaining three months of 2013, $28 million in 2014 and $783 million in 2015.

In October 2013, the Company announced that it has agreed to sell $640 million aggregate principal amount of its 6.125% Senior Notes due 2021 in a private offering. The net proceeds from this offering, together with cash on hand, will be used to redeem or otherwise repay or retire all of the Company's outstanding 10% Senior Notes due 2018, including accrued interest and applicable premiums and expenses. The offering is expected to be completed on November 14, 2013, subject to the satisfaction or waiver of customary closing conditions.

Also in October 2013, the Company refinanced its existing $1.2 billion Tranche B-II 2019 Term Loan under its existing senior credit facility by increasing the borrowings under the Tranche B 2020 Term Loan by an aggregate principal amount of $1.2 billion. The Tranche B 2020 Term Loan new aggregate principal amount is $1.796 billion.

The $1.796 billion Tranche B 2020 Term Loan will continue to bear interest at LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The additional portion of the Tranche B 2020 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront 0.25% fee at closing. The prior Tranche B-II 2019 Term Loan had an interest rate of LIBOR plus 3.25%, with a minimum LIBOR of 1.50% and matured on October 4, 2019.

In August 2013, the Company refinanced its $595.5 million Tranche B 2016 Term Loan under its existing senior credit facility through the creation of a new Tranche B 2020 Term Loan in the aggregate principal amount of $595.5 million. The Tranche B 2020 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The previous Tranche B 2016 Term Loan had an interest rate of LIBOR plus 3.25%, with a a minimum LIBOR of 1.50%, and matured on August 1, 2016.

Also in August 2013, the Company refinanced its $815 million Tranche B 2019 Term Loan under its existing senior credit facility through the creation of a new Tranche B-III 2019 Term Loan in the aggregate principal amount of $815 million. The Tranche B-III 2019 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on August 1, 2019. The previous Tranche B 2019 Term Loan had an interest rate of LIBOR plus 3.75%, with a a minimum LIBOR of 1.50%, and matured on August 1, 2019.

In January 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes.

For information related to financing activities that occurred during 2012, see Item 7 of the Company's Form 10-K for the year ended December 31, 2012.

The Company had $507 million of cash and cash equivalents on hand at September 30, 2013. The Company also had $30 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at September 30, 2013. In addition, $58 million of the Company's total cash and cash equivalents as of September 30, 2013 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $58 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. The $58 million value of the Company's bolivar balance reflects the February 13, 2013 devaluation of the bolivar that resulted from the increase in the official exchange rate from 4.30 Venezuelan bolivares to the U.S. Dollar to 6.30 Venezuelan bolivares to the U.S. Dollar. That devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million, based on the bolivar balances as of February 13, 2013.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate any of its foreign cash and cash equivalents from entities outside of Latin America. The Company has no restrictions on its ability to repatriate foreign cash and cash equivalents, other than conversion and repatriation restrictions in Venezuela, as needed to fund operations in the United States, including debt service.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of September 30, 2013, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at September 30, 2013, was approximately 4.3%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate plus LIBOR, with a fixed minimum LIBOR rate of 1.5% for the $1.2 billion Tranche B-II 2019 Term Loan due 2019 and a fixed rate plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for the $595.5 million Tranche B 2020 and the $815 million Tranche B-III 2019 Term Loans. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.3% at September 30, 2013, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $7 million as of September 30, 2013 (excluding any effect of interest rate swaps).

At September 30, 2013, the Company had $5.7 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.6%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
10.1
Sixth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 12, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 13, 2013).

10.2
Amended and Restated Loan Proceeds Note, dated as of August 12, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 13, 2013).

10.3
Amended and Restated Loan Proceeds Note, dated as of August 12, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated August 13, 2013).

10.4
Seventh Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 16, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 19, 2013).

10.5
Amended and Restated Loan Proceeds Note, dated as of August 16, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 19, 2013).

10.6
Amended and Restated Loan Proceeds Note, dated as of August 16, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated August 19, 2013).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Supplementary Stockholders' Equity Information, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 5, 2013	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer