Form 10-K
period 2013-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2014-02-27
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of common stock held by non-affiliates of the registrant approximated $2.429 billion based upon the closing price of the common stock as reported on the New York Stock Exchange as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	235,236,508 as of February 24, 2014

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

Portions of the Company's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Unless the context otherwise requires or expressly stated herein, when we use the words "Level 3," "we," "us," or "our company" in this annual report on Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries,. Throughout this Form 10-K, we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of Item 1, "Business." The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.
Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This Form 10-K contains statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use words like "plan", "estimate," "expect," "anticipate," "believe," "intend," "goal," "seek," "project," "strategy," "future," "likely," "may," "should," "will" and similar expressions with respect to future periods in this Form 10-K, as they relate to us or our management, we are intending to identify forward‑looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These statements include, among others, statements concerning:

•	our communications business, its advantages and our strategy for continuing to pursue our business;

•	anticipated development and launch of new services in our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones;

•	growth of the communications industry;

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.
These statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of general economic and financial market conditions as well as our failure to:

•	increase revenue from the services we offer;

•	successfully use new technology and information systems to support new and existing services;

•	prevent process and system failures that significantly disrupt the availability and quality of the services that we provide;

•	prevent our security measures from being breached, or our services from being degraded as a result of security breaches;

•	develop new services that meet customer demands and generate acceptable margins;

•	effectively manage expansions to our operations;

•	provide services that do not infringe the intellectual property and proprietary rights of others;

•	attract and retain qualified management and other personnel; and

•	meet all of the terms and conditions of our debt obligations.

Except as required by applicable law and regulations, we undertake no obligation to publicly update any statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission (the "SEC") should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under Item 1A, "Risk Factors."
Part I
ITEM 1. BUSINESS

Introduction
We are a facilities-based provider of a broad range of integrated communications services. A facilities-based provider is a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services. We have created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Our network is an international, facilities-based communications network. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
Our company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses, including, among other things, the communications business. In 1998, our historical construction business was split off from the remainder of our operations. In conjunction with the split-off, we changed our name to "Level 3 Communications, Inc.," and the entity that held the prior construction business was named "Peter Kiewit Sons', Inc." We sold various businesses subsequent to the split-off, including the sale of our coal mining business in November 2011, as part of our long-term strategy to focus on core communications business operations. In October 2011, a subsidiary of Level 3 completed an amalgamation with Global Crossing Limited through a tax free, stock for stock transaction. The amalgamated company became an indirect, wholly owned subsidiary of Level 3. The combined results of operations of Level 3 and Global Crossing have been included in our consolidated results of operations beginning in October 2011.
As of December 31, 2013, we had approximately 10,000 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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
Business Overview and Strategy
Level 3’s vision is to be the trusted connection to the networked world. We seek to achieve this vision through the organizational framework of operational excellence and by focusing on:

•	maximizing the value of our network for our customers by expanding the breadth and depth of our network from local to global access;

•	delivering an exceptional and consistent customer experience by innovating to improve the efficiency and scalability of our operating platform; and

•	generating profitable growth by focusing on enterprise customers and layering value-added services onto existing network and operational capabilities.

For Level 3, operational excellence means having a culture and business environment that makes it easy for customers to do business with us, and providing competitive, reliable and secure services on our local-to-global network with superior price value. Our focus on operational excellence means that we are working to streamline our systems and business processes to deliver a superior customer experience, and to reduce overhead costs and transactional costs for ourselves and for our customers.

We believe that we can be successful by making our customers, which include enterprises, government entities, research and educational institutions and other communications carriers, the focal point of all we do. Our value proposition is structured to be fully aligned with helping our customers meet their growth, efficiency and security business challenges both today and in the future and across the globe wherever our services are available. With a customer-first mentality, passion for reliability and security and local-to-global connectivity with end to end responsibility, we seek to help our customers do more with less resources.

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

In addition, enterprises are increasingly moving their content and applications to third party providers of on-demand server and storage resources to reduce the costs and complexity of their information technology, or IT, operations. Since these server and storage resources can be offsite in any location and are often virtualized (as opposed to residing on dedicated hardware in a known location) they are referred to as services "in the Cloud."
Today’s market drivers can be broken into three categories as they pertain to our core business strategy.

•	Growth: Globalization trends continue as customers look for growth from emerging markets, particularly with respect to enterprise customers. Additional opportunities for growth are present as a result of changing regulatory requirements in industries such as healthcare, consumer privacy, and financial services.

•
Efficiency: Cloud application adoption continues to grow for all businesses, especially our enterprise customers. Mobility and Internet connected device proliferation continue to increase the rate at which content - especially video - is consumed, which in turn results in increased demand for higher bandwidth to enable that delivery and consumption. Our product teams must continuously innovate to deliver the services that meet customer needs as the market evolves.

•
Security: Cyber threats continue to escalate, which affects both us and our customers. As more enterprise customer data and applications move to the cloud, maintaining a secure network and collection of systems and processes, sometimes referred to as an "ecosystem," are more important than ever.

In recent years, both Internet Protocol and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in rapid improvement in the functionality and applications supported by these technologies. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

We also believe that decreases in communications services costs and prices cause the development of new bandwidth intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered using physical transportation systems. An example of this dynamic is the use of the Internet for the distribution of video. We believe that as communications services improve more rapidly than these alternative content distribution systems, demand for Internet delivered video will continue to grow rapidly. We also believe that high elasticity of demand for both new applications and the substitution for existing distribution systems will continue for the foreseeable future. We believe that while high demand elasticity will be manifested over time, actions taken by traditional information distribution channels, government regulation and communications supply chain inefficiencies may delay realization of that demand.

We believe that there are significant implications that result from these market dynamics. First, given the rapid rate of improvement in optical and Internet Protocol technologies, communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies. In addition, given the consolidation in the number of local access providers-that is, the providers of connections from intercity networks to traffic aggregation points or end user locations-communications service providers that have ownership of local and/or metropolitan network facilities as opposed to communications service providers that obtain these facilities from others will have an inherent cost and service advantage over companies that do not have ownership over these types of assets. With respect to the migration to Cloud services, this market dynamic creates opportunities for us to provide secure and high performance network connections to our enterprise customers, to enable their employees to connect seamlessly to their content and applications in the Cloud.

In view of these market and technology opportunities, we seek to serve business customers by using a customer first focus and providing a broad range of communications services over our advanced and extensive fiber optic network. Our processes and systems were designed to provide efficient and scalable services over a modern fiber optic network that deploys Internet Protocol technologies. With our network's extensive geographic reach and deep reach into major metropolitan areas of the United States, Europe and Latin America, we are positioned to provide end-to-end services for business customers entirely on our own facilities across multiple continents. We plan to continually expand this fiber optic network to new locations where the demands of our customers and potential customers justify the costs of expansion.

We provide communications services to a wide range of enterprise and wholesale customers. Enterprise customers use our services for their own needs. Wholesale customers may use our services as a component in their own offering of telecommunications services to their customers.

We aim over the long run to expand our fiber optic network to reach all locations where our customers' communications needs are large enough to justify the upfront capital investment. This allows us to provide an end-to-end connection for the customer across our own fiber optic network, which is more secure and efficient, both for us and for the customer, and allows us to deliver a superior customer experience. Today and for the foreseeable future, we will need to connect to some locations using the networks of other carriers. We manage these relationships with other carriers to make the interconnection as efficient and effective as possible. We seek to minimize the need for these "off network" connections by targeting customers whose needs can be met primarily over our network and by building our network to as many high-traffic locations as possible.

Our fiber optic network has extensive reach across North America, Europe and Latin America. Our network reaches not only hundreds of cities (we refer to the part of our network connecting the larger cities as our "intercity" network) but also includes fiber optic routes around the various parts of the larger metropolitan areas (we refer to this part of our network as our "metropolitan" or "metro" networks), which allows us to connect directly with wholesale customers in major traffic aggregation centers (such as central offices of local exchange carriers) and with many medium and large enterprise customers at their offices and data centers. In addition, the fact that our metro networks have significant reach throughout major metropolitan areas means that we can make relatively short network extensions to reach customer locations that our network does not currently reach.

To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since undersea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by a consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We (including our Global Crossing subsidiaries) historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 33,000 route miles of undersea fiber optic cables around the world. In addition, as we have points of presence (PoPs) in Asia, Africa and Australia, we have also purchased capacity on others' undersea cables to allow us to offer services in those regions despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, "Business - Our Communication Network" below.

For larger customers, certain specialized real estate is often required to house the equipment that we and the customer use to exchange traffic. This space requires a significantly concentrated amount of electric power and cooling, as well as server racks, fiber optic cables and other technical equipment. Such specialized real estate, depending upon its nature and the type of companies that use it, is referred to variously as "colocation" or "data center" space. For interconnection among wholesale carriers and some of the largest enterprise customers, real estate owned by third parties is often used. We occasionally use space of our customers or other carriers. We own or lease more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 12 colocation facilities in Latin America. In addition, we operate 18 data center facilities in Latin America, Europe and North America. Additionally, for some of our enterprise customers, we have data center space equipped with Level 3 servers that are managed as a platform for enterprise customers to use for their own data management needs. In such data center space, we provide certain enterprise customers various services, such as capacity management and security.

Our business includes voice services. Historically, end-user voice services were provided over a network of local exchange carriers whose copper wire networks were dedicated to that service. Today, voice services can be carried over the Internet as a data service. This type of voice service usually is referred to as "voice over Internet Protocol," or "VoIP". Since many calls include a connection to the traditional voice network on one end and a VoIP connection on the other, early in our existence we became deeply involved in managing connections between VoIP customers and those on the traditional public switched telephone network. This involves not only developing and managing equipment and software specialized for that purpose but also developing physical connections of our Internet Protocol network with the traditional networks of the various local exchange carriers. Additionally, we have also physically interconnected our IP network with the networks of many cellular telephone carriers. This enables us to provide what we believe is a more comprehensive service than most other carriers can provide to handle customers' needs for voice connections in today's changing communications environment. Our services that manage the initiation or termination of customers' voice calls generally are referred to as "local voice" services. Our voice services also include our comprehensive suite of audio, web and video collaboration services.

We also provide services that handle the termination of bulk minutes on behalf of other carriers. We refer to these as "wholesale voice" services. These services are provided in a very competitive environment in which many carriers participate and the customer typically uses automated systems to choose the least expensive way to terminate traffic to each city around the world on a minute-by-minute basis. Once our network is chosen to terminate calls to a given location, large numbers of calls are carried simultaneously over our network until the customer decides to switch the traffic to another carrier.

We provide specialized communications services for companies that distribute video or other digitized content across the Internet. Because the amount of bandwidth required by such media is large compared to static web page browsing, special services are required to ensure delivery of such content at desired levels of quality. We have developed a system of servers, with software to control them, that store more popular content in various locations around the world. The aim is to store content more locally so that content is not transferred very far across the Internet. This type of service typically is referred to as a "Content Delivery Network," or "CDN." We also have specialized video services to handle the needs of broadcasters for the rapid transmission of the very large streams of information that emerge when live events are broadcast. We carry these video streams across our network to central locations specified by the broadcasters and from which these customers broadcast their final edited content via their own networks.

Managing the transmission of information across our network requires the proper management of many interconnected technologies, processes and systems in order to provide high quality, convenient secure and reliable services for our customers. Some of these services may be charged for separately, while others are included as an integral part of our more basic services. Examples of services that are typically charged separately include network security (i.e., helping customers keep their information safe) and network monitoring (i.e., keeping customers informed of the status of various equipment and sub-parts of their connections). We regularly develop new features and ancillary services to keep our network services as valuable as possible to our target customers.

Since a large portion of our communications services are purchased by companies to interconnect their own information technology applications, often we find that certain customers need ancillary services that are not clearly part of communications network services and may more properly be described as information technology services. Many times this distinction is clear; other times it is not. In an effort to ensure that our customers receive a superior overall experience, we frequently enter into partnerships with providers that specialize in these information technology services, so that we can assemble the full collection of services for the customer. In making the decision to add such services, we consider several factors including our core strengths, the existence of other parties with whom we can work to satisfy the customers' needs, how important it is to customers that the new service be combined into a single Level 3 offering, and the size of the incremental market that would become addressable by offering such services. For more information about our service offerings, see Item 1, "Business - Our Service Offerings" below.

We are currently focusing our attention on a number of operational and financial objectives, including:

•growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our Enterprise customers, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operation") as a percentage of revenue;

•	localizing certain decision making and interaction with our enterprise customers in those locations, including leveraging our existing network assets;

•	concentrating our capital expenditures on those technologies and assets that enable us to develop our Core Network Services;

•	managing our Wholesale Voice Services for margin contribution; and

•	refinancing our future debt maturities.

For a discussion of our Core Network Services and Wholesale Voice Services, see Item 1, "Business-Our Service Offerings" below.

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

•	Recognized Industry Leadership. We have a proven track record among communication service providers for being the first to implement many new technologies, including: global

MPLS network in 2001, first global provider with IPV6 natively deployed, first to introduce VoIP and MPLS, and the first converged IP solution.

•
Global Reach of Our Network. We deliver services to more than 60 countries around the world on our global network. Our network connects and crosses North America, Latin America, Europe and a portion of the Asia/Pacific region.

•
A Broad Range of Communications Services. We provide a broad range of communications services designed to meet the needs of our customers over our network. Our communications service offerings include:

•
Colocation and data center services, which offer high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment;

•	Transport service, which includes services such as wavelengths and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services);

•
Internet and data services, which includes Internet access and IP and Ethernet Virtual Private Networks, content distribution services including caching and downloading, streaming as well as video broadcast services; and

•
Voice and collaboration services, which includes enterprise or business voice services, wholesale VoIP component services, wholesale voice origination and termination services, voice, web and video conferencing and collaboration services.

The availability of these services varies by location.

For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for services. We have also expanded our existing markets for communications services through the acquisitions that we have completed, which has significantly increased the global reach of our network. Through our efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

•
Significant Metropolitan Network Platform. As of December 31, 2013, we have metropolitan fiber networks in approximately 170 markets in North America, Europe and Latin America, which contain approximately 36,000 route miles. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers' communications traffic on other carriers' networks.

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

•
Softswitch Based Co-Carrier Network. Our experience in operating our softswitch based co-carrier network combines with extensive local interconnection with local exchange carriers, experience in scaling a softswitch based platform, and an ability to provide seamless interconnection to the traditional telephone network or PSTN. We believe that our extensive co-carrier network and softswitch infrastructure provides us with a competitive advantage in providing various voice over IP or VoIP services.

•
A More Readily Upgradeable Network Infrastructure. We generally endeavor to design a new networks to take advantage of technological innovations, incorporating many of the features that are not present in older communications networks. We design the transmission network to optimize aspects of fiber and optronics simultaneously as a system to provide an efficient cost structure for the services that we deliver to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying more cost efficient technologies in our network. We believe that our network, process and system design will enable us to lower costs and prices with the aim of enjoying higher margins than our competitors.

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

•
Transport Services. Transport services include wavelengths, private lines, transoceanic services, and dark fiber, as well as related professional services. These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or SONET interfaces. Wavelength services are available at a range of speeds from 1 Gbps to more than 100 Gbps. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but include SONET or Synchronous Digital Hierarchy (SDH) protection to provide resiliency to fiber or equipment outages. Private line services are available in a wide range of speeds with electrical, optical and Ethernet interfaces. We also provide transport services within our transatlantic cable system connecting North America, Europe and Latin America as well as via leased bulk capacity on other transoceanic systems. International backhaul transport services, interconnecting cable landing stations and our terrestrial North American, European and Latin American networks, are also available.

Our dark fiber service provides carriers, service providers, government entities and enterprises a fiber solution when unique applications, control or scale requirements make this service desirable. This includes fiber, colocation space in our Gateways and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure. Professional services related to our transport and data services include network architectural design, engineering, installation and turn-up, ongoing network monitoring and management services, and field technical services.

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

•
Security Services. Also reported in this category, Level 3 Security Solutions can be used to enable customers to address the growing threat of cyber-attack and allow customers to create a secure network, safeguard brand value, enable business continuity, and avoid complexity and cost. Our Security Services include: Secure Access which provides secure and encrypted connectivity for mobile users or remote offices; Cloud and Premises based Managed Firewall and Unified Threat Management Services including Intrusion Prevention and Detection service and Web Content filtering; network-based Distributed Denial of Service (DDoS) Mitigation, which protects against Internet based DDoS attacks; and Security Consulting services for Governance, Risk Management and Compliance. Security Services are sold stand-alone or in conjunction with Data Services.

•
IP and Data Services. Data services include Internet Services, virtual private network ("VPN") service, content delivery network ("CDN") service, media delivery service, Vyvx broadcast service, Converged Business Network service and Managed Services.

▪
Internet Services. We offer wholesale and content provider customers with high speed access to the Internet over one of the largest international Internet backbones. Using largely our own intercity and metropolitan networks in North America, Europe and Latin America, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet service provider "peers."

The service is available stand-alone or in conjunction with managed services offerings, such as Managed Router where we deploy and manage a router that is on the customer premise or our network-based Distributed Denial of Service, or DDoS, Mitigation, which protects our business customers from Internet based DDoS attacks.

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

▪
Vyvx Broadcast Service. We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLVIII® marked the 25th consecutive year that Vyvx Services were used to support live video transmissions for the game and related content, and the 11th year supported HD video transmission using IP/MPLS technology. In addition to professional sports venues, we are seeking to expand the offering of these services to college campuses across North America. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

•	Managed Services. This category includes our complete portfolio of advanced performance and managed services, including professional services. Our teams of professionals work with customers to design and customize solutions that match their strategy and can help customers increase network efficiency, reduce overall operational costs, supplement skill sets, or provide specialist knowledge. Services included Managed Router, Application Performance Management, Managed WAN Optimization, Managed Ethernet Services and a variety of other professional services to meet customer needs. Managed Services are purchased in conjunction with our other network services.

•
Cloud and IT Services. Our multi-disciplinary cloud services draw on many products across our products that are described above. Our Cloud and IT-based services include Level 3 Cloud Connect Solutions, Communications as a Service and Data Center Services. These solutions are focused on the transport and delivery of enterprise data and applications.

▪
Level 3 Cloud Connect Solutions. Level 3 Cloud Connect Solutions create a secure, reliable path for customers to realize the efficiency, scalability and flexibility of the cloud, providing a private network that connects enterprises with leading cloud and data center providers around the world, including Amazon Web Services (AWS) and Microsoft Azure ExpressRoute.

▪
Communications as a Service (CaaS). Our Communications as a Service (CaaS) product offering delivers a Session Initiated Protocol, or SIP, based audio collaboration and on-net web conferencing over a virtual private network using a hosted model.

•
Voice Services. We offer a broad range of local and enterprise voice services including VoIP (Voice over Internet Protocol) services and traditional circuit-switch based services. Our local and enterprise voice services include VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface ("PRI") service, long distance service, toll free service and a comprehensive suite of audio, web and video collaboration services. The following is a general description of our voice services. Some of the following services are also offered to our wholesale voice customers. For financial reporting purposes, voice services also include our collaboration services that are described below.

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

Other Communications Services. Our Other Communications Services include SBC Contract Services. Our SBC Contract Services relate to wholesale voice services provided under the SBC Master Services Agreement, which are gradually declining over time, and the agreement was obtained in the December 2005 acquisition of WilTel Communications Group, LLC.

Our priority remains to protect the confidentiality of our customers’ data, and to protect and secure our network. In addition, it is our policy and our practice to comply with laws in every country where we operate, and to provide government agencies access to customer data only when we are compelled to do so by the laws in the country where the data is located. We will continue to operate our global network in this manner to comply with applicable laws and the regulatory requirements of the telecommunications industry.

For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets and a discussion of financial information and operating segments, please see the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. For a discussion of our communications revenue, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing later in this Form 10-K.

Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings align with our strategy and our financial objectives. This exercise takes place in the ordinary course of our business. To the extent that certain lines of business or service offerings are not considered to be compatible with our strategy or with our financial objectives, we may exit those lines of business or stop offering those services in part or in whole.

Our Distribution Strategy

Our customers generally include the following types of customers: Enterprises; Content; Government and Wholesale. Our enterprise customers include:

•	large multinational customers;

•	large enterprises that purchase communications services in a manner similar to carriers;

•	mid-size enterprises that purchase communications services on a regional or local basis;

•	portals and large search enterprises;

•	regional service providers;

•	systems integrators; and

•	software service providers.

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

Our Government customers include U.S. Federal government departments and agencies, the government departments and agencies of other countries around the world, U.S. states and municipalities as well as research and educational consortia.

Our Wholesale customers include domestic and international carriers; voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications; wireless providers; and broadband cable television operators.

To implement our strategy and reach our target customers, we use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third-party agents. The specific elements that we use depend upon the nature of the customers that are being targeted.

We target business customers and other customers that make communications purchasing decisions on a local or regional basis with our direct sales force. Smaller opportunities are serviced by an inside or call center based sales force generally selling pre-defined bundles of services. The customers that we target with this combination are generally in the mid-market, small regional service providers, some educational institutions and some governmental entities. We also complement our direct and inside sales forces that targets these customers with an indirect sales channel of third-party agents and from time to time systems integrators.

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

For the year ended December 31, 2013, our top ten communications customers represented approximately 17% of our total communications revenue.

For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing later in this Form 10-K.

Our Communications Network

Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities. As of December 31, 2013, our network encompasses:

•	approximately 110,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 170 markets containing approximately 36,000 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	approximately 350 colocation and data center facilities globally;

•	approximately 33,000 route miles of subsea optical fiber cable systems; and

•	more than 60 countries in service around the world.

Terrestrial Intercity Networks. Our intercity network covers approximately 74,000 route miles in North America, 26,000 route miles in Europe, and 10,000 route miles in Latin America as of December 31, 2013. We may eliminate specific routes or duplicate routes as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:

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

Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers' facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2013, we had approximately 27,000, 3,200 and 6,200 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 119, 36 and 14 markets in North America, Europe and Latin America, respectively.

We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. As of December 31, 2013, we had more than 200 colocation facilities in North America, more than 100 colocation facilities in Europe, and 14 colocation facilities in Latin America.
Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.
Transoceanic Networks. We own a number of subsea fiber optic cable systems, including Atlantic Crossing -1 ("AC-1"), Atlantic Crossing-2 ("AC-2"), Mid-Atlantic Crossing ("MAC"), South American Crossing ("SAC"), Pan American Crossing ("PAC") and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and AC-2 consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica in 2008.
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
Content Acquisition and Distribution Services Architecture. Content distribution network, or CDN, describes a system of computers networked together across the Internet to provide content to users in the most efficient manner to enable an optimal user experience. In a CDN, nodes or groups of computers are deployed in multiple locations closer to the end user, also known as the "edge of the network" and cooperate with each other to satisfy requests for content by end users, transparently moving content behind the scenes to optimize the delivery process. Requests for content are directed intelligently through sophisticated software applications to nodes that provide optimal performance for end users.
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
The Vyvx platform transmits audio and video programming for our customers over our fiber optic network and via satellite. We use our network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include, among other things, live sporting events of the major professional sports leagues. For live events where the location is not known in advance, such as breaking news stories in remote locations, we provide an integrated satellite and fiber optic network based service to transmit the content to our customers. Most of our customers for these services contract for the service on an event-by-event basis; however, we have some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming at any time.
Our Patent Portfolio

Through acquisitions and through our own research and development, we have approximately 1,000 patents and patent applications in the United States and around the world, as of December 31, 2013. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.

In addition to the patents and patent applications we own, we have received licenses to patents held by others, including through a cross-license agreement with IBM entered into in December 2007, giving us access to technology covered by IBM’s approximately (at that time) 42,000 patents covering many technologies relevant to our business. While patents give us the right to prevent others, particularly competitors, from using our proprietary technologies, patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us.

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

Business Support Systems

We believe that it is important to streamline and simplify our processes and systems. In order to pursue our business strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. These development activities also relate to the integration of the systems that were used by the companies that we have acquired. Through the development of our business support systems, we believe that we have the opportunity to obtain a competitive advantage relative to traditional telecommunications companies. In addition, we recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.

We are currently developing and deploying a unified set of simplified processes and systems that have been designed to streamline and synchronize our service, sales and operational functions. These processes and systems have been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management.

Key design aspects of the business support system development program are:

•	integrated modular applications to allow us to upgrade specific applications as new services are available;

•	a scalable architecture that allows our customers and third-party sales channel partners direct access to certain functions that would otherwise have to be performed by our employees;

•	phased completion of software releases designed to allow us to test functionality on an incremental basis;

•	"web-enabled" applications so that on-line access to order entry, network operations, billing, and customer care functions are available to all authorized users, including our customers;

•	use of a service-oriented architecture that is designed to separate data and applications, and is expected to allow reuse of software capabilities at minimum cost;

•	use of pre-developed, commercial "off-the-shelf" applications or Software as a Service (SaaS), where applicable, which will interface with our internally developed applications; and

•	creation of a mobility solution for use by sales and certain operational functions to improve productivity and customer experience.

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

Our primary competitors are long distance carriers, ILECs, CLECs, Post Telephone and Telegraphs, or PTTs, Content Delivery Networks, or CDNs, companies, and other companies that provide communications services. The following information identifies some key competitors for each of our service offerings.

Our key competitors for our IP and data services include Verizon, AT&T, XO, NTT, Tata and Cogent in North America, and BT, Orange, TeliaSonera and Telefonica in Europe. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.

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

For voice services our key competitors are other providers of communications services including AT&T, Verizon, CenturyLink, CLECs and national incumbent telecommunications carriers.

For our colocation and datacenter services, our key competitors are other facilities based communications companies, and other colocation providers such as web hosting companies and third-party colocation companies. In North America, these companies include Equinix, Terremark (Verizon), and CoreSite. In Europe, competitors include Equinix, Global Switch, InterXion, Telecity and Telehouse Europe. In Latin America, our largest competitors include Telefonica, Telmex, and IBM.

For CDN services, our key competitors include Akamai Technologies and Limelight Networks.

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

Regulation

U.S. Regulation

Federal Regulation

The Federal Communications Commission ("FCC") has jurisdiction over interstate and international communications services. We have obtained FCC approval to land our transoceanic cables in the United States. We have also obtained FCC authorization to provide international services on a facilities and resale basis, as well as via various wireless licenses. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The United States House of Representatives Energy and Commerce Committee recently began to consider revising and updating the 1996 Act, including potential changes to the FCC, its jurisdiction and its organizational structure. It is far too early in this process for us to either predict any modifications that might be made to the 1996 Act as part of this process, their effects on us, or the pace at which this process may proceed.

The 1996 Act previously required certain tariffs to define the services, terms, and conditions under which said services were to be offered. Subsequent deregulatory measures have eliminated some tariff requirements for competitive services.

Accordingly, as of August 1, 2001, our tariffs for interstate end user services were eliminated and our tariffs for international interexchange services were eliminated on January 28, 2002. Our rates must still be "just and reasonable" and "nondiscriminatory" under the 1996 Act. Our state tariffs remain in place where required (some states do not have, or have eliminated, the requirement to file certain tariffs). We have historically relied primarily on our sales force and marketing activities to provide information to our customers regarding these matters and expect to continue to do so. Further, in accordance with certain FCC tariff filing requirements, we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

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

In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to "price cap" regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the "pricing flexibility" regime under which ILECs have obtained, in so-called "phase I" areas, the ability to enter into more individualized relationships with customers and to lower prices, and in so-called "phase II" areas, the ability to raise prices based upon certain threshold showings of the presence of competitors in a specific geographic and product market. In August 2012, the FCC froze further grants of phase II pricing flexibility. In December 2012, the FCC issued an order stating that it will gather additional data on a mandatory basis from both providers and purchases of special access services so that it can conduct a comprehensive evaluation of the state of competition in the special access market. The FCC has yet to establish a date by which this additional, mandatory data requests will be due to the FCC, and we cannot predict when the FCC will complete its review. In addition, we have suggested to various government agencies, including the FCC and the Department of Justice, that certain tariff terms of price cap ILECs are anticompetitive. While we cannot predict if or when such agencies will act on such matters, the FCC has said that it intends to review these matters as part of its special access competition evaluation.

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

After a series of prior legal proceedings on December 21, 2010, the FCC issued a Report and Order entitled "Preserving the Open Internet: Broadband Industry Practices" (the "Open Internet Order"), which provided, among other things, that broadband providers must: be transparent about, and therefore disclose, their network management practices; not block lawful content; and not unreasonably discriminate in transmitting lawful content. The Open Internet Order did not, however, apply to "peering relationships" (that is, where we peer with an incumbent broadband supplier) and therefore did not benefit us or our customers in many cases. The Open Internet Order became effective on November 20, 2011 and was promptly appealed. On January 14, 2014, the United States Court of Appeals for the DC Circuit vacated the majority of the Open Internet Order on the grounds that the FCC could not subject broadband ISPs to regulation as "common carriers" when the FCC had previously determined that broadband services were not common carrier type services. There are several paths for reinstatement and improvement (for example, by making it apply to peering relationships) of the Open Internet Rules, but we cannot predict the nature or extent of further action by the FCC, Congress or the courts in this area, or their effects on us and our operations. While on February 19, 2014, FCC Chairman Wheeler announced his plan for the FCC Commissions to consider new rules to address network neutrality and the open internet, we cannot predict the outcome of this plan or the content of any future proposed FCC rules.

IP Interconnection. In prior filings, we have noted an IP interconnection dispute with Comcast. Our dispute with Comcast has now been resolved on mutually satisfactory terms. However, we have similar disputes with other last mile bottleneck broadband providers, some of which refuse to augment (or add) bandwidth at congested interconnection links between our respective networks (which is known to degrade the quality of third party content) without the payment by us of a toll unilaterally dictated by the broadband supplier. We have and intend to continue to challenge the right of these last mile bottleneck broadband suppliers, which control the only access to their subscribers, to collect such arbitrary tolls from companies like us and our customers. These tolls, if imposed, would affect our and our customers underlying costs, and would jeopardize innovation on the free and open Internet. At present, we cannot predict the outcome of these IP interconnection disputes.

Intercarrier Compensation. Telecommunications carriers compensate one another for traffic carried on each other's networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies typically charge one another for local and Internet-bound traffic terminating on each other's networks. The methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, has been under review by the FCC for over a decade.

In November 2011, the FCC released the Universal Service Fund/Intercarrier Compensation Transformation Order (USF/ICC Transformation Order). Along with addressing other matters, the USF/ICC Transformation Order established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic. Under the USF/ICC Transformation Order and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and will be reduced to zero over, as relevant to Level 3, generally a six year transition period that began July 1, 2012.

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the USF/ICC Transformation Order. The eventual outcome of those petitions is unpredictable.

Level 3 maintains approximately 300 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3's agreements with AT&T and Verizon have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, we will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows it) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including the compensation rates for various types of traffic. In addition, changes in law, including FCC orders, may allow or compel us to renegotiate current and successor interconnection agreements over the next year.

Intercarrier Compensation/VoIP. Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If "local", then VoIP traffic is subject to reciprocal compensation; if "non-local", then it is subject to interstate rates - thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of intercarrier compensation disputes dealing with the rating of VoIP traffic. At this time, we cannot predict the outcome of any of these proceedings or the timing for their eventual resolution. As noted above, the USF/ICC Transformation Order has been appealed, and the outcome of these appeals is uncertain.

Other VoIP Regulation. The FCC has classified VoIP services as "interstate" services subject to FCC regulations, and has stated that states have limited authority to regulate the offering of VoIP services. On September 22, 2003, Vonage Holdings Corporation ("Vonage") filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, are interstate information services not subject to state regulation under the 1996 Act and existing FCC rules. On November 10, 2004, the FCC adopted an order (which was subsequently upheld on appeal) ruling that Vonage's service was an interstate service not subject to state regulation.

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

The FCC is also reconsidering whether to allow certain VoIP providers to obtain direct access to telephone numbering resources, which are currently only available to and must be obtained by VoIP providers in cooperation with telecommunications carriers. During 2013, the FCC allowed a limited number of VoIP providers, including Level 3, to conduct a "trial" concerning whether and how effectively they could utilize telephone numbers provided to them directly. The FCC is currently gathering data on whether to relax its rules, and allow non-telecommunications carriers direct access to telephone numbers. We cannot predict whether the FCC will grant some or all non-carrier VoIP providers direct access to numbering resources as a result of this proceeding.

Universal Service. Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. The FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund. Additionally, the FCC recently ruled that states may assess contributions to their state Universal Service Funds from VoIP providers. Any change in the assessment methodology may affect Level 3's revenues and expenses, but at this time it is not possible to predict the extent we would be affected, if at all.

Network Security Agreement. In connection with the acquisition of Global Crossing, we entered into an agreement (the "Network Security Agreement") with certain agencies of the U.S. Government to address the U.S. Government's national security and law enforcement concerns. The Network Security Agreement is intended (i) to ensure our ability to carry out lawfully authorized U.S. Government electronic surveillance of communications that originate and/or terminate in the U.S.; (ii) to prevent and detect access to and use of U.S. communications; and (iii) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the FCC and other penalties. The Network Security Agreement also imposes significant requirements related to information storage and management, traffic routing and management, physical, logical and network security, personnel screening and training, audit, reporting and other matters.

State Regulation

The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-

competitive measures. The implementation of the 1996 Act continues to be subject to numerous state rulemaking proceedings on these issues.

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
Pursuant to these measures, the licensing regime was replaced with one of general authorization. Our existing licenses were canceled and replaced with statutory authorization, subject to various general conditions imposed by national regulatory authorities ("NRAs"). NRAs continue to be responsible for issuing specific licenses in relation to radio spectrum.

In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the "Better Regulation" Directive (Directive 2009/140/EC) and the "Citizens' Rights" Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework, and ensure that the needs of users are more clearly defined and to remove potential ambiguity within the existing framework in a number of areas such as the processing of personal data. The legislation which transposes the two Directives above into national law required Member States to enact various amendments into national legislation by May 2011.
The Framework Directive (revised 2009) requires national regulatory authorities ("NRAs"), on a rolling basis, to analyze a set of markets for electronic communications which may require ex-ante regulation in order to function competitively.
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
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009) ("BEREC"). BEREC's remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. During 2012, BEREC adopted a common position on several issues of relevance, including wholesale local and broadband access, wholesale leased lines and net neutrality. Additionally, in November 2012, BEREC issued a statement opposing the European Telecommunications Network Operators Association's proposals for the review of the International Telecommunications Regulations. BEREC's work program for 2014 identifies four key areas of focus: (i) boosting roll out of next generation infrastructure; (ii) boosting empowerment and protection; (iii) boosting the internal market; and (iv) horizontal and quality aspects.
In 2010, the EU adopted a long term strategic policy known as the Digital Agenda for Europe 2010 - 2020, aimed at ensuring that the EU derives the maximum economic, industrial and social benefit from advanced communications services, including the extensive roll-out of 'superfast broadband.' The majority of Member States have each adopted their own national policies in support of this high level agenda. For example, in the U.K., the Government indicated in December 2010, the adoption of a policy objective to ensure that every community in the country will have access to 'superfast broadband' by 2015 which, it is acknowledged, will require significant new investment in infrastructure projects, a number of which have been completed or are underway. In December 2013, the Office of Communications ("OFCOM") published its draft Annual Plan for 2014 indicating that one of its key objectives remains the promotion of effective competition.

Middle East and African Regulation

In recent years, we have expanded our operations beyond the borders of the European Union.  While a number of jurisdictions have adopted regulatory regimes broadly similar to the European model and promote full competition, many of the countries in this region have not yet committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the 1998 World Trade Organization Agreement on Basic Telecommunications Services.   We cannot be certain of how many regional countries may ultimately liberalize their national markets or how quickly change may take place and the effect on our business of future regulatory change cannot be accurately predicted.

Canadian Regulation

The Canadian Radio-television and Telecommunications Commission ("CRTC") regulates telecommunications providers and their service offerings in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the ILECs, bringing significant competition to this industry for both domestic and international long distance services. The provision of Canadian domestic and international transmission facilities based services is no longer restricted to "Canadian carriers". Prior to June 2012, these carriers had to have majority ownership and control in-fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Accordingly, we have historically operated as a reseller of Canadian domestic and international transmission facilities-based services in Canada. Last June, material ownership restrictions were repealed, thus allowing us to register with the CRTC as a facilities-based telecommunications common carrier. We did so in December 2012, and also obtained a Basic International Telecommunications Service license, allowing us to carry traffic that originates or terminates in points outside of Canada.

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
Argentina
The Argentine telecommunications sector is subject to comprehensive regulation by the Comisión Nacional de Comunicaciones ("National Communications Commission") and the Secretaría de Comunicaciones ("Secretary of Communications"). The Argentine telecommunications market was opened to competition on November 9, 2000.

Following market liberalization, the government issued a series of regulations to effectuate the transition to competition, including Decree No. 764/00. The Decree established rules for the granting of licenses for telecommunications services, interconnection, and the management and control of the radio spectrum. The Decree also established new rules and regulations to promote access to telecommunications services for customers located in high-cost access or maintenance areas or with physical limitations or special social needs. These rules and regulations, effective as of January 1, 2001, established that these services would be financed by all telecommunications providers (including us) through a Universal Service Fund, backed by the payment of 1% of each provider's total revenues for telecommunications services.
There have been no major changes in the Argentine regulatory framework since its adoption in 2000, other than a series of regulations focusing mainly on telephony services, such as the regulations issued in 2011 introducing wireless number portability. Regulations issued during 2013 increased service quality requirements. Following regional trends, we expect that in the future any change introduced by Argentine local authorities will mainly focus on mobile telephony services.
During the last few years, telecommunications companies in Argentina have been subjected to increased taxes and fees from both provincial and municipal authorities. While we have challenged the constitutionality of some of these claims, there is no certainty that we will prevail on such challenges.
Brazil
Telecommunications services in Brazil are regulated by the Ministry of Communications, pursuant to Law No. 9,472 as of July 16, 1997 (the "General Telecommunications Law"). This law authorized the creation of the Agencia Nacional de Telecomunicações (the "National Telecommunications Agency," known as "ANATEL"), an independent agency under the Ministry of Communications that regulates and supervises all aspects of telecommunications services. ANATEL enforces the legislative determinations of the Ministry of Communications. ANATEL has generally pursued a policy of market liberalization and supported a competitive telecommunications environment.
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
Colombia
The telecommunication industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Ministry of Communications has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunication companies to provide new and improved telecommunication services. In 2009, the Colombian government adopted a new regulatory regime (Law 1341, the "TIC law") that was aimed at further deregulating the telecommunications market.
During 2013, Colombia joined the World Trade Organization’s Information Technology Agreement (ITA), a multilateral agreement that aims to liberalize trade in the IT market. Under such agreement, Colombia has further committed to a deregulatory schedule.

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
The executive branch retains certain direct responsibilities in the telecom sector through the Ministry of Environment, Energy and Telecommunications ("Minaet"). Such responsibilities are the definition of national telecommunications policy, definition of a national plan for the development of telecommunications and control over spectrum licensing by SUTEL.
Ecuador
The telecommunications industry in Ecuador is regulated by the Consejo Nacional de Telecomunicaciones (the "National Telecommunications Council," known as "CONATEL") and the Secretaría Nacional de Telecomunicaciones (the "National Telecommunications Secretary," known as "SENATEL") and is under the control and supervision of the Superintendencia de Telecomunicaciones ("Superintendent of Telecommunications").
The Ministry of Telecommunications is the government body in charge of the development of information technologies and communication in Ecuador, which issues policies, general plans and monitors their implementation. The Ministry also evaluates, coordinates and promotes actions to ensure equal access to services and the effective and efficient use thereof.
Mexico
The telecommunications sector in Mexico is regulated primarily by the Federal Telecommunications Law ("FTL"), published in year 1995. Among other aspects, the FTL regulates the requirements for licensing public telecommunications networks, and the obligations of telecommunication companies in Mexico. Further, it manages licensing requirements for radio electric spectrum, satellite geostationary orbits assigned to Mexico and its related spectrum, and authorizations to commercialize telecommunications services.
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
In June, 2013, the Mexican government performed an integral amendment of the regime, through the enactment of a Constitutional Decree. Such Decree included the modification of the Mexican Constitution and several legislative measures and will require a series of further regulations amending the main regulatory framework of the telecommunications industry. Some of the most important aspects set forth in the amendment are the following: (i) the Federal Institution of Telecommunications ("IFETEL") was created as a constitutionally autonomous entity, replacing the existing Federal Telecommunications Commission ("COFETEL"), as the sole telecommunications regulatory body; and (ii) foreign investment was allowed with up to 100% in telecommunications and satellite communication services (previously capped at 49%) and up to 49% in broadcasting services (previously prohibited).
As a result of this reform, our direct participation in the Mexican market is now open for the acquisition of majority of control.

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
Peru
The telecommunications industry in Peru is regulated by the Supervisory Authority for Private Investment in Telecommunications ("OSIPTEL") and the Ministry of Transportation and Communications ("MTC"). OSIPTEL is an independent regulatory body attached to the Office of the President of the Council of Ministers.
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
In order to provide telecommunications services, it is necessary to hold a license. Moreover, if the service also requires the assignment of spectrum, it is also necessary to have a concession. The Executive Branch grants licenses to broadcast and also grants assignments of spectrum with a fixed term. URSEC is entitled to grant licenses and concessions in all the remaining cases. The international long distance telephony is a closed market with approximately ten players operating in that market. Through our Uruguayan branch "GC Sac Argetina SRL Sucursal Uruguay," we are licensed as a long distance service provider.
Venezuela
The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones ("CONATEL of Venezuela"), which is ascribed to and under the purview of the Minister of People’s Power for Communication and Information. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, CANTV. In December 2010, the government issued a new law declaring that the provision of telecommunications services is an activity of the "public domain." To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.
Asian Regulation
The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we operate or may in the future operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for many or most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require foreign companies to seek local joint venture partners.
Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in 1998. Additionally, the United States has entered into bilateral Free Trade Agreements with Singapore, Australia and South Korea that became effective in 2003, 2005 and 2012, respectively. We cannot predict what effect, if any, these agreements will have on other countries in the region or whether the U.S. will pursue similar agreements with other countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or may in the future operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.
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

ITEM 1A. RISK FACTORS
Forward Looking Statements
We, or our representatives, from time to time may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our quarterly reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like "plan," "estimate," "expect," "anticipate," "believe," "intend," "goal," "seek," "project," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods to identify forward-looking statements.
We wish to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the U.S. Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in these forward-looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in a rapidly changing business, and new risk factors emerge from time to time.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. We cannot predict every risk factor, nor can we assess the effect, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward-looking statements that may be made from time to time, whether as a result of new information, future developments or otherwise, after the date they are made to conform the statements to actual results or changes in our expectations.

For more information about our results of operations and financial condition, you should see the discussion included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing later in this Form 10-K.

Risks Related to our Business Operations
We need to increase revenue from the services that we offer to realize our targets for financial and operating performance.
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
Our business requires the continued development of effective business support systems and uniform standards, controls and policies to implement customer orders and to provide and bill for services.
Our business depends on our ability to continue to develop and manage effective business support systems. In certain cases, the development of these business support systems is required to realize anticipated benefits from both past and future acquisitions. The development and management of business support systems is a complicated undertaking requiring significant resources and expertise, the development of uniform standards, controls, procedures and policies and the efficient consolidation and elimination of business support systems that are no longer useful in the business. This undertaking also requires support from third-party vendors. Following the development of the business support systems, the data migration regarding network and circuit inventory must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering services;

•	providing customers with direct access to our information systems so that they can manage the services that they purchase from us, generally through web-based customer portals; and

•	billing for services.

Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered as well as the integration of any acquired companies' business support systems, there is a need to continually develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans and realize anticipated benefits from our acquisitions.
We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for "consequential" damages such as lost profits or the cost of purchasing replacement services, a court might not enforce these limitations on liability in the manner contemplated, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers. Because we offer emergency notification services referred to as "911" services, any significant interruption or degradation in those services could create legal and financial exposure.
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
A significant portion of our consolidated revenue is concentrated among a limited number of customers. For the year ended December 31, 2013, our top ten customers represented approximately 17% of our total consolidated revenue. If we lost one or more of our major customers, or, if one or more of them significantly decreased orders for our services, our business would be materially and adversely affected.
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
For the years ended December 31, 2013, 2012 and 2011, we incurred net losses of approximately $109 million, $422 million and $756 million, respectively. Although we anticipate that our operating results will improve over time, there can be no assurance that currently anticipated operating improvements will be realized on schedule or that we will be able to achieve or sustain profitability in the future. Continued net losses could limit our ability to fund expansions of our network, investments in our products and services, interest and principal payments on our debt, or other business needs.
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
Over the past few years, the market prices for many of our services have decreased. These decreases resulted from downward market pressure and other factors including:

•	technological changes and network expansions which have resulted in increased transmission capacity available for sale by us and by our competitors;

•	some of our customer agreements contain volume based pricing; and

•	some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenues.

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
In the normal course of business, we need to enter into interconnection agreements, including IP interconnection for voice and data services, with many domestic and foreign local telephone companies as well as the owners of networks that our customers desire to access in order to deliver their services. We are not always able to secure these interconnection agreements on favorable terms.
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
We acquire a significant portion of our local access services, the connection between our owned network and the customer premises, from incumbent local exchange carriers or ILECs. The ILECs compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. For instance, at the end of 2013, AT&T attempted to eliminate its longer term plans (and correspondingly larger discounts) used routinely by us to purchase certain local access services from AT&T. The price increases we would have seen as the result of the loss of these larger discounts, price increases we would have had little choice but to pass on to our customers, would have made competing with AT&T in its operating region more difficult. We and others objected to AT&T’s filings at the FCC, and following FCC intervention, AT&T withdrew these unilateral price increases. We are unable to predict what AT&T may try next, and what other incumbent telephone companies may pursue in this regard. Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning timeframes, we may be at a competitive disadvantage to the ILECs.
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
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of foreign currencies (such as the devaluation of the Venezuelan bolivar and the Argentine peso discussed below) relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations.
We conduct a significant portion of our business using the British pound, the euro and the Brazilian real. Appreciation of the U.S. dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. dollar relative to foreign currencies reduces the U.S. dollar value of cash balances held in those currencies.

Certain Latin American economies (such as Venezuela and Argentina) have experienced shortages in foreign currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or to convert those currencies into U.S. dollars and to expatriate those funds. In addition, currency devaluations in one country may have adverse effects in another country.
In Venezuela, the official bolivares-U.S. dollar exchange rate established by the Venezuelan Central Bank ("BCV") and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas ("CADIVI"), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 2.15 Venezuelan bolivares to the U.S. dollar to 4.30 for goods and services deemed "non-essential" and 2.60 for goods and services deemed "essential". Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed "essential" to 4.30 Venezuelan bolivares to the U.S. dollar. Effective February 13, 2013, the Venezuelan government further devalued the Venezuelan bolivar by increasing the official rate to 6.30 Venezuelan bolivares to the U.S. dollar, except for a limited set of goods and services deemed "essential" that will temporarily continue to attract the 4.30 rate. We use the official rate for "non-essential" goods and services to record the assets, liabilities and transactions of our Venezuelan subsidiary.
In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities ("SITME"), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela were permitted to access the SITME by buying U.S. dollar denominated securities through banks authorized by the BCV. SITME was intended to supplement the CADIVI application and approval process with an additional process that allowed for quicker and smaller exchanges, albeit at a less favorable exchange rate. However, in connection with the February 13, 2013 devaluation of the bolivar, the Venezuelan government also announced that SITME will be eliminated. In lieu of the SITME mechanism, the Venezuelan Government introduced the SICAD (Complementary System for Administration of Foreign Currency), a new currency trading system controlled by the BCV. Whereas SITME used a fixed exchange rate, SICAD is intended to be an auction of public foreign currency denominated securities, which will result in a variable exchange rate.
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
CADIVI is to be gradually replaced by the Centro Nacional de Comercio Exterior (National Center for Foreign Trade). Also, the Venezuelan government will no longer set the exchange rate for the sale of foreign currency according to the determinations made by the Venezuelan Central Bank on the Exchange Rate Agreements for all sectors. The exchange rate will be determined by the value obtained by the last auction made by means of the SICAD auctions.

At December 31, 2013, we had $10.4 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. In 2013, we received $4.3 million of approvals from CADIVI to convert bolivares to U.S. dollars at both the essential and non-essential official rates.

As of December 31, 2013, our Venezuelan subsidiary had $136 million of net assets including $67 million of cash and cash equivalents, of which $2 million was held in U.S. dollars and $65 million was held in Venezuelan bolivares. In light of the Venezuelan exchange control regime, none of these net assets (other than the $2 million of cash denominated in U.S. dollars and held outside of Venezuela) may be transferred to Level 3 or any other subsidiary of Level 3 in the form of loans, advances or cash dividends without the consent of a third-party (that is, CADIVI or SITME).

Since November 2013, the Venezuelan government has made several announcements affecting its currency exchange controls regime. On January 23, 2014, the government announced that the exchange rate for foreign investments and foreign exchange transactions will be the rate available through the Supplementary System for Foreign Currency Administration, or SICAD, currency market at the most recent auction conducted by that agency. Given this recent development, there is significant uncertainty regarding the exchange rates that this auction process will produce as well as how SICAD will operate.
In addition, on January 24, 2014, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit margin for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, our business activities in Venezuela have not been released. As a result, it is unclear how this new law may affect our operations in Venezuela and our current pricing structure in that country.

The effects on revenue and operating income of any future bolivares devaluations are not expected to be material in light of certain pricing adjustment mechanisms in many of our contracts with Venezuelan customers and since most of our costs in Venezuela are incurred in bolivares.

In Argentina, our financial statements use the exchange rate as of each relevant date or period-end quoted by Banco de la Nación Argentina, or "Banco Nación." As of December 31, 2013, the official market was Argentine pesos 6.521 per $1.00 while the free market rate was approximately Argentine pesos 10.00 per $1.00. On January 23, 2014, after a series of public announcements of the Argentine National Government, the devaluation of the official exchange rate accelerated and reached a peak of Argentine pesos 8.01 per $1.00, which represented the largest biggest depreciation since 2002. These announcements may be followed by additional measures by the Argentine National Government, which could further accelerate the depreciation of the Argentine peso.

Economic and political conditions in Latin America pose numerous risks to our operations.
Our business operations in the Latin American region constitute a significant portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers in this region. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings. Foreign currency exchange controls are currently in effect in Venezuela and Argentina, and have adversely affected our ability to repatriate cash balances from those countries.
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our business. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela's largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela ("CANTV"). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country's telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government also announced plans to modify the telecommunications law, and we cannot predict the effect of these amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation's constitution removing presidential term limits.
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

We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business.
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
The U.K. Bribery Act 2010 (the "Bribery Act") reformed the United Kingdom ("U.K.") law in relation to bribery and corruption. As well as containing provisions concerning bribery of public officials, the Bribery Act includes a criminal offense of failing to prevent bribery by relevant commercial organizations. This offense applies when any person associated with the organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the U.K., including our subsidiaries. However, it should be noted that it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Under the Bribery Act, it is a defense to the accusation of failure to prevent bribery for a commercial organization to show that it had in place "adequate procedures" designed to prevent such acts. As with the FCPA, if we are not in compliance with the Bribery Act as well as similar laws in the U.K. or elsewhere that are applicable to our business, we may be subject to criminal and civil penalties and other remedial measures.
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

We had substantial deficiencies of earnings to cover fixed charges of approximately $71 million, $374 million and $786 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2013, we had an aggregate of approximately $8.4 billion of current and long-term debt on a consolidated basis (excluding debt discounts and fair value adjustments), and approximately $1.4 billion of stockholders' equity. Of the long-term debt, approximately $31 million is due to mature in 2014, $483 million is due to mature in 2015 and $13 million is due in 2016 and 2017, in each case excluding debt discounts and fair value adjustments.
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
As of December 31, 2013, we had NOLs of approximately $9.1 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code")). If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOLs and certain current deductions against any taxable income we achieve in future periods.
We have entered into transactions over the applicable three-year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing NOLs and certain current deductions to reduce our U.S. federal income taxes. In addition, these limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.
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
In April 2011, we entered into the rights agreement in an effort to deter acquisitions of our common stock that might reduce our ability to use our NOLs. Under the rights agreement, from and after the record date of April 21, 2011, each share of our common stock carries with it one preferred share purchase right that could discourage a third-party from proposing a change of control or other strategic transaction concerning Level 3 or otherwise have the effect of delaying or preventing a change of control of Level 3 that other stockholders may view as beneficial. The rights agreement expires in October 2014.
Under our certificate of incorporation, we are able to issue more shares of our common stock than are currently outstanding. Such future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.
Our certificate of incorporation, as currently in effect, authorizes us to issue to up to 343,333,333 shares of our common stock, which is a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances involved, the Board of Directors may be able to complete a particular issuance without further stockholder action.

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

In addition, the terms of most of our long-term debt require that upon a "change in control," as defined in the agreements that contain the terms and conditions of the long-term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.
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
Other Risks
We have environmental liabilities from our historical operations.
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
In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 159 properties as of January 24, 2013. We are engaged in addressing or have liquidated environmental liabilities at 76 of those properties. Of these: (a) we have formal commitments or other potential future costs at 15 sites; (b) there are 8 sites with unknown future costs; and (c) there are 53 sites with no likely future costs. The remaining properties have been dormant for several years. We could potentially be held liable, jointly or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.
We are exposed to legal proceedings and contingent liabilities that could result in material losses that we have not reserved against.
We are party to various legal proceedings and are subject to certain important contingent liabilities described more fully in Note 17, "Commitments, Contingencies and Other Items," to our consolidated financial statements included in this Form 10-K, many of which involve Global Crossing. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to us, we could suffer material losses. Certain of these contingent liabilities could have a material adverse effect on our business in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources. Assets and entities that we have acquired may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).
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
Certain North American and European hourly and salaried employees of Global Crossing are covered by defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2013, the projected benefit obligation under these pension plans and the pension plans with respect to non-Global Crossing operations prior to 1997 was approximately $165 million ($72 million for U.S. plans and $93 million for U.K. plans) and the value of plan assets was approximately $148 million (approximately $74 million for U.S. plans and $74 million for U.K. plans), resulting in these pension plans being underfunded by $17 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
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

     We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers' equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements. For additional information on our technical sites and other properties relating to our network operations, see Item 1, "Business - Our Communications Network."

We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.
Our existing properties are in good condition and are suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 17, "Commitments, Contingencies and Other Items," to our consolidated financial statements included in this Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is traded on the New York Stock Exchange under the symbol "LVLT." As of February 24, 2014, there were approximately 6,974 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported by the NYSE Composite Tape for the quarters and the years indicated.

Year Ended December 31, 2013	High	Low
First Quarter	$24.83	$19.67
Second Quarter	23.99	19.34
Third Quarter	27.36	20.34
Fourth Quarter	33.19	26.36

Year Ended December 31, 2012	High	Low
First Quarter	$27.53	$16.87
Second Quarter	26.72	19.72
Third Quarter	24.75	18.12
Fourth Quarter	23.22	18.19

Equity Compensation Plan Information.

We have two equity compensation plans under which we may issue shares of our common stock to employees, officers, directors and consultants. They are The Level 3 Communications, Inc. Stock Plan and the 2003 Global Crossing Limited Stock Incentive Plan. We assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan in connection with the acquisition of Global Crossing. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock and the plan was amended to provide for the issuance of shares of our common stock. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under The Level 3 Communications, Inc. Stock Plan (in the "Equity compensation plans approved by stockholders" category) and the 2003 Global Crossing Limited Stock Incentive Plan (in the "Equity compensation plans not approved by stockholders" category) as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,268,215	*	$23.99	**	11,925,668
Equity compensation plans not approved by stockholders	26,665	***	$14.43	***	3,352,982

* Includes, among other awards, awards of outperform stock appreciation units ("OSOs"). For purposes of this table, each OSO was considered to use a single share of our common stock from the total number of shares reserved for issuance under The Level 3 Communications, Inc. Stock Plan even though the actual payout multiplier may range from zero to four, as described below.

** At December 31, 2013, the only type of award outstanding under The Level 3 Communications, Inc. Stock Plan that included an "exercise price" was the OSOs. The weighted-average exercise price indicated was for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

*** Includes awards of options only. The 2003 Global Crossing Limited Stock Incentive Plan provides for the granting of (i) stock options, (ii) stock appreciation rights and (iii) other stock-based awards, including, without limitation, restricted share units, to eligible participants. The vesting of outstanding awards may be accelerated and the securities issuable pursuant to outstanding awards may be adjusted upon the occurrence of certain corporate events. No awards may be granted under the plan after December 8, 2013. For additional information about the plan, see Note 14, "Employee Benefits and Stock-Based Compensation" to our consolidated financial statements included in this annual report on Form 10-K.

OSOs were awarded through the end of 2013, and will continue to be outstanding through 2016. OSOs were designed to provide recipients of the awards with the incentive to maximize stockholder value and to reward recipient employees only when the price of our common stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is settled. OSOs have a three-year life and vest 100% on the third anniversary of the date of the award and fully settle on that date. In other words, recipients of OSOs are not able to voluntarily exercise the OSOs as they will settle automatically with value on the third anniversary of the date of the award or expire without value on that date. This type of instrument is sometimes referred to as a "European style option."

The OSOs initial strike price is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial strike price is referred to as the "Initial Price." On the settlement date, the Initial Price is adjusted as of that date by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement date. The Initial Price, however, cannot be adjusted below the closing price of our common stock on the day that the OSO was granted.

The value of all OSOs increase as the price of our common stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a "success multiplier."

The mechanism for determining the value of an individual OSO award is described as follows. The Initial Price is adjusted over time (the "Adjusted Strike Price") until the settlement date. The adjustment represents an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the settlement date. The value of the OSO would increase for increasing levels of outperformance.

OSOs include a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
0% or Less	—
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4

The pre-multiplier gain is our common stock price minus the Adjusted Strike Price on the settlement or exercise date.

Beginning in 2014, outperform stock appreciation rights, or OSOs, will no longer be awarded. Instead, we will award performance-based restricted stock unit awards, which will use a two-year performance measurement period, with the specific performance criteria to be determined by the Compensation Committee of the Board of Directors for each annual award cycle, and will vest 50% on the second anniversary of the grant date (after the relevant performance has been measured) and the second 50% vesting on the third anniversary of grant date to serve as a retention tool.

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

The graph compares the cumulative total return of our common stock for the five year period from 2009 through 2013 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2008, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/08	12/09	12/10	12/11	12/12	12/13
Level 3 common stock	$100.00	$218.57	$140.00	$161.81	$220.10	$315.90
S&P 500® Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$6,313	$6,376	$4,333	$3,591	$3,695
Loss from Continuing Operations (2)	(109)	(422)	(827)	(621)	(624)
Income (Loss) from Discontinued Operations, Net (1)	—	—	71	(1)	6
Net Loss	(109)	(422)	(756)	(622)	(618)
Per Common Share:
Loss from Continuing Operations	(0.49)	(1.96)	(6.03)	(5.61)	(5.73)
Income (Loss) from Discontinued Operations, Net	—	—	0.52	(0.01)	0.05
Net Loss	(0.49)	(1.96)	(5.51)	(5.62)	(5.68)
Dividends (3)	—	—	—	—	—

Financial Position:
Total Assets	$12,874	$13,307	$13,188	$8,355	$9,062
Current portion of long-term debt (4)	31	216	65	180	705
Long-Term Debt, less current portion (4)	8,331	8,516	8,385	6,268	5,755
Stockholders' Equity (Deficit) (5)	1,411	1,171	1,193	(157)	491

(1)
On October 4, 2011, the Company purchased Global Crossing Limited ("Global Crossing") (the "Amalgamation"). During 2011, the Company recorded revenue attributable to Global Crossing of approximately $654 million.

On November 14, 2011, the Company completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. Revenue attributable to the coal mining business totaled approximately $54 million in 2011 through the date of sale, $60 million in 2010 and $67 million in 2009. As a result of the transaction, the Company recognized a gain on the transaction of approximately $72 million, which is included in its consolidated statements of operations within "Income (Loss) from Discontinued Operations, Net." The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

(2)	In 2009, the Company recognized a gain of approximately $14 million as a result of debt repurchases and exchanges of certain of the Company's debt securities and $9 million of restructuring charges.

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

In 2012, the Company recognized a $160 million loss on modification and extinguishment of debt as a result of the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, the redemption of the 8.75% Senior Notes due 2017 in August 2012, the redemption of the 9.25% Senior Notes due 2014 in February 2012 and the exchange of a portion of the 15% Convertible Senior Notes due 2013 in March 2012. The Company also recognized $34 million of restructuring charges. The Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations as a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012. As a result, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million (see Note 6 - Asset Retirement Obligations in the notes to the consolidated financial statements). In addition, as a result of the refinancing of the Tranche A Term Loan in 2012, two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. The Company recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest), which represented the cumulative loss recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") at the date the instruments ceased to qualify as hedges.

In 2013, the Company recognized an $84 million loss on modification and extinguishment of debt as a result of refinancing its $815 million Tranche B 2019 Term Loan and $595.5 million Tranche B 2016 Term Loan in August 2013, its $1.2 billion Tranche B-II 2019 Term Loan in October 2013 and its $640 million 10% Senior Notes due 2018 and $300 million Floating Rate Senior Notes due 2015 in December 2013. Additionally, the Company incurred $47 million of restructuring charges.

(3)
The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, the Company is restricted under certain debt-related covenants from paying cash dividends on shares of its common stock.

(4)
In 2009, the Company received net proceeds of $274 million as a result of amending and restating its existing senior secured credit facility to increase the borrowings through the creation of a new $280 million Tranche B Term Loan. The Company exchanged $142 million of its 6% Convertible Subordinated Notes due 2010 and $140 million of its 2.875% Convertible Senior Notes due 2010 for $200 million of 7% Convertible Senior Notes due 2015 and $78 million of cash. In 2009, the Company received net proceeds of $274 million from the issuance of its 7% Convertible Senior Notes due 2015, Series B. Also in 2009, the Company repurchased $126 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009, $55 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010, $13 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010, $131 million aggregate principal amount of its 5.25%

Convertible Senior Notes due 2011, $56 million aggregate principal amount of its 10% Convertible Senior Notes due 2011, and $31 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012. The Company also redeemed the remaining $13 million of its 11.5% Senior Notes due 2010, repurchased the remaining $6 million aggregate principal amount of its Floating Rate Notes due 2011 and repaid at maturity the remaining $55 million of its outstanding 6% Convertible Subordinated Notes due 2009.

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

In 2011, the Company issued approximately $605 million of 11.875% Senior Notes due 2019 in two separate transactions, as well as $500 million of its 9.375% Senior Notes due 2019. Proceeds from the first 11.875% Senior Note offering were used to redeem $196 million of 5.25% Convertible Senior Notes. In the second offering, the Company exchanged $295 million of 9% Convertible Senior Discount Notes for the 11.875% Senior Notes. Level 3 Escrow, Inc., an indirect wholly owned subsidiary of the Company, issued $600 million in aggregate principal amount of 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 under the same indenture as the 8.125% Senior Notes previously issued, which were treated as a single series of notes under the indenture. In connection with the Amalgamation, all of the 8.125% Senior Notes due 2019 were assumed by Level 3 Financing, Inc., a direct wholly owned subsidiary of the Company, and the proceeds were used to refinance certain existing indebtedness of Global Crossing. The Company exchanged approximately $128 million of its 15% Convertible Senior Notes due 2013 for approximately 5 million shares of its common stock. The Company also paid approximately $29 million in cash, representing interest due from the conversion through the 2013 maturity date. The Company also repurchased approximately $20 million of its 3.5% Convertible Senior Notes due 2012. The Company borrowed $550 million aggregate principal amount of its Tranche B III Term Loan. The net proceeds in addition to cash on hand were used to redeem the remaining $274 million aggregate principal amount of 3.5% Convertible Senior Notes due 2012 and prepay the $280 million Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan. Also in connection with the closing of the Amalgamation, the Company amended its existing credit agreement to incur an additional $650 million of borrowings through an additional Tranche B II Term Loan. The net proceeds from the Tranche B II Term Loan were used to consummate the Amalgamation, to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

In 2012, the Company refinanced its existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan") along with cash on hand. The Company also fully repaid the outstanding principal amount of its Commercial Mortgage due 2015 along with accrued interest which was approximately $63 million. Also in 2012, the Company completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019 in a private offering. The net proceeds from that offering were used for general corporate purposes, including the repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness. Additionally in 2012, the Company completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of the Company's outstanding 8.75% Senior Notes due 2017, including the payment of accrued and unpaid interest and applicable premiums. The Company refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") along with cash on hand and used the remaining net proceeds to repay $15 million in principal amount plus a premium for existing vendor financing obligations. Further in 2012, the Company exchanged approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of its common stock, including an inducement premium. Also in 2012, the Company issued $900 million aggregate principal amount of its 8.625% Senior Notes due 2020. A portion of the net proceeds from the offering were used to redeem all of the Company's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.

In 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013. The Company also refinanced its existing $815 million Tranche B 2019 Term Loan through the creation of the $815 million Tranche B-III 2019 Term loan and its $595.5 million Tranche B 2016 Term Loan and $1.2 billion Tranche B-II 2019 Term Loan through the creation of a new term loan in the aggregate principal amount of $1.796 billion (the "Tranche B 2020 Term Loan"). Additionally, the Company completed the offering of $640 million aggregate principal amount of its 6.125% Senior Notes due 2021. The proceeds from the offering, together with cash on hand, were used to redeem all of the outstanding 10% Senior Notes due 2018. Also in 2013, the Company completed the offering of $300 million aggregate principal amount of its Floating Rate Senior Notes due 2018. The net proceeds of these notes, together with cash on hand, were used to redeem all of the outstanding Floating Rate Notes due 2015. Finally in 2013, the holders of approximately $200 million aggregate principal amount of the Company's outstanding 6.5% Convertible Senior Notes due 2016 converted these notes for approximately 10.8 million shares of the Company's common stock. The remaining $1 million principal amount of the Company's 6.5% Convertible Senior Notes due 2016 was redeemed with cash on hand.

Long-term debt, less current portion includes capital lease obligations. Refer to "Contractual Obligations" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's total obligations.

(5)
In 2011, the Company issued approximately 4.7 million shares of common stock in exchange for $128 million aggregate principal amount of its 15% Convertible Senior Notes. The Company also issued approximately 89 million shares of common stock, valued at approximately $1.9 billion, as the stock portion of the purchase price to acquire Global Crossing.

In 2012, the Company issued approximately 5.4 million shares of common stock, including an inducement premium, in exchange for approximately $100 million aggregate principal amount of its outstanding 15% Convertible Senior Notes due 2013.

In 2013, the Company issued approximately 10.8 million shares of common stock when holders of approximately $200 million of its 6.5% Convertible Senior Notes due 2016 converted these notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included elsewhere herein and the description of its business in Item 1, "Business".

Executive Summary

Overview

The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive upfront payments for services to be delivered for a period of generally up to 25 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2013, for contracts where upfront payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy." In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our Enterprise customers, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interaction with our mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for margin contribution; and

•	refinancing its future debt maturities.

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

In November 2013, the Company notified the holders of its 6.5% Convertible Senior Notes that the Company would be redeeming these notes on December 26, 2013 for a redemption price equal to 100% of their principal amount, plus accrued but unpaid interest up to, but not including, the redemption date. The holders of the 6.5% Convertible Senior Notes converted approximately $200 million aggregate principal amount of the notes into 10,814,264 shares of Level 3 common stock, par value $0.01 per share. On December 26, 2013, approximately $1 million aggregate principal amount of the remaining 6.5% Convertible Senior Notes was redeemed at a price equal to 100% of the principal amount plus accrued but unpaid interest.

In November 2013, the Company completed the offering of $300 million aggregate principal amount of its Floating Rate Senior Notes due 2018. The net proceeds from the offering of the notes, together with cash on hand were used to redeem all of the Company's outstanding Floating Rate Senior Notes due 2015 in December 2013, including accrued interest and expenses. The Floating Rate Notes due 2018 were priced at 100% of their principal amount and will mature on January 15, 2018. Interest on the notes will be payable on May 15 and November 15 of each year, beginning on May 15, 2014.

Also in November 2013, the Company completed the offering of $640 million aggregate principal amount of its 6.125% Senior Notes due 2021. The net proceeds from the offering of the notes, together with cash on hand were used to redeem all of the Company's outstanding 10% Senior Notes due 2018 in December 2013, including accrued interest, applicable premiums and expenses. The 6.125% Senior Notes were priced at 100% of their principal amount and will mature on January 15, 2021. Interest on the notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

In October 2013, the Company refinanced its existing $1.2 billion Tranche B-II 2019 Term Loan under its existing senior credit facility by increasing the borrowings under the Tranche B 2020 Term Loan by an aggregate principal amount of $1.2 billion. The Tranche B 2020 Term Loan new aggregate principal amount is $1,795.5 million. The $1,795.5 million Tranche B 2020 Term Loan will bear interest at LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The additional portion of the Tranche B 2020 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront 0.25% fee at closing. The prior Tranche B-II 2019 Term Loan had an interest rate of LIBOR plus 3.25%, with a minimum LIBOR of 1.50% and matured on October 4, 2019.

In August 2013, the Company refinanced its $595.5 million Tranche B 2016 Term Loan under its existing senior credit facility through the creation of a new Tranche B 2020 Term Loan in the aggregate principal amount of $595.5 million. The Tranche B 2020 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The previous Tranche B 2016 Term Loan had an interest rate of LIBOR plus 3.25%, with a minimum LIBOR of 1.50%, and matured on August 1, 2016.

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

Revenue by Channel:

	Year Ended December 31,
(dollars in millions)	2013	2012
Core Network Services:
North America - Wholesale Channel	$1,478	$1,541
North America - Enterprise Channel	2,471	2,299
EMEA - Wholesale Channel	354	364
EMEA - Enterprise Channel	403	372
EMEA - U.K. Government Channel	131	175
Latin America - Wholesale Channel	160	156
Latin America - Enterprise Channel	594	556
Total Core Network Services	5,591	5,463
Wholesale Voice Services and Other	722	913
Total Revenue	$6,313	$6,376

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•
Wholesale Voice Services and Other revenue from sales of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the SBC Master Services Agreement, which was obtained through an acquisition in 2005.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component and the positive cash flows from the Other revenue component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

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

Internet Protocol ("IP") and data services primarily include the Company's Internet services, Virtual Private Network ("VPN"), Content Delivery Network ("CDN"), media delivery, Vyvx broadcast, Converged Business Network ("CBN"), and Managed Services. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

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

The Company believes that a source of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or Web-based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company experienced price compression in the high-speed IP and voice services markets in 2012, which has continued in 2013.

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

The Company also has other revenue derived from mature services that are not critical areas of emphasis for the Company, including revenue from managed modem and its related intercarrier compensation services and SBC Contract Services, which includes revenue from the SBC Master Services Agreement, obtained in the December 2005 acquisition of WilTel Communications Group, LLC. The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company has discontinued its managed modem services. The Company expects ongoing declines in the other revenue component of Wholesale Voice Services and Other similar to what has been experienced over the past several years.

The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the Federal Communications Commission ("FCC"). The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011, the FCC established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic, with elements of it becoming effective beginning on December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges are capped at current levels, and will be reduced to zero over, as relevant to Level 3, a six year transition period which began July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company earned intercarrier compensation revenue from providing managed modem services, which it has discontinued. The Company also receives intercarrier compensation from its voice services. In this case, intercarrier compensation is reported within Core Network Services revenue.

Seasonality and Fluctuations

The Company continues to expect business fluctuations to affect sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes and repricing for contract renewals. Historically, the Company's revenue and expense in the first quarter has been affected by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. The Company's historical experience with quarterly fluctuations may not necessarily be indicative of future results.

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnections may also affect our results in a particular quarter, with disconnections early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's margins and other financial results and may not be indicative of future financial performance.

2014 Revenue Reporting

In 2014, the Company is maintaining its current reporting of revenue by service offering as disclosed in the table above but will be making some adjustments between current geographical and channel reporting categories, primarily collapsing the U.K. government channel in EMEA into the EMEA enterprise channel, to more appropriately reflect the revenue attribution by region.

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

For certain sale and long-term indefeasible right of use ("IRU") contracts involving private line, wavelengths and dark fiber services, the Company may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

Non-Cash Compensation

The Company recognizes stock-based compensation expense for all share-based payment awards in accordance with fair value recognition provisions. Under the fair value recognition provisions, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those awards expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and estimating the fair value of share-based payment awards require subjective assumptions, including the assumption for stock price volatility for outperform stock options and the achievement of performance criteria for performance based awards. The Company estimates the stock price volatility using a combination of historical and implied volatility, as Level 3 believes it is consistent with the approach most marketplace participants would consider by using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures, the absence of actively traded options for the Company's common stock and the Company's ability to review volatility of its publicly traded convertible debt with similar terms and prices to the options the Company is valuing. The Company issued outperform stock options in which the value received is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier for its outperform stock options, including estimating the expected volatility of the S&P 500® Index.

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

The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2013 and 2012 and in each case concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

Useful Lives of Long-Lived Assets

The Company performs internal reviews to evaluate the depreciable lives of its property, plant and equipment annually or more frequently if new facts and circumstances arise that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global engineering and network services personnel, actual usage, the physical condition of the Company's property, plant, and equipment, industry data, and other relevant factors.

In relation to its most recent annual review of estimated useful lives, the Company considered the expected use of assets in each of the categories as well as any legal, regulatory, or contractual provisions that may limit the remaining useful lives.  The Company expects to extend the lives associated with IP equipment and certain of its facility equipment in connection with the analysis expected to be completed in the first quarter of 2014. This will be a change in estimate that will be accounted for prospectively.

Goodwill

The Company performs an annual impairment assessment of its goodwill during the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process considers the fair value of each reporting unit relative to its carrying value. The Company assesses the fair value of each of its reporting units using an income approach (also known as a discounted cash flow) and a market multiple approach. The income approach utilizes cash flow projections discounted using an appropriate Weighted Average Cost of Capital (WACC) rate for each reporting unit. The market multiple approach uses a multiple of a company’s Earnings Before Interest, Taxes, and Depreciation and Amortization expenses (EBITDA).

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

In 2013 and 2012, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2013 totaled $2.577 billion and was $1.835 billion, $0.147 billion and $0.595 billion, respectively. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2012 totaled $2.565 billion and was $1.826 billion, $0.144 billion and $0.595 billion, respectively.

In 2013 and 2012, the Company conducted its goodwill impairment analysis and determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired. As of December 31, 2013, the estimated fair value of the reporting units substantially exceeded their carrying value.

To the extent that future changes in the Company's assumptions and estimates cause a change in the related fair value estimates that indicate the carrying amount of the Company's goodwill may exceed its fair value, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's goodwill to its estimated fair value.

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

As a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain of its network infrastructure and restore leased properties, and the timing and amount of eventual costs. The analysis resulted in the downward revision of the Company's asset retirement obligation liability. This change in the estimated cash flows resulted in a non-cash gain of $49 million recorded within selling, general and administrative expense, and depreciation expense during the year ended December 31, 2012.

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

At December 31, 2012, as a result of the total revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. The Company first reduced property, plant and equipment to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to depreciation expense to the extent of historical deprecation of the related asset and then to selling, general and administrative expenses.

The Company periodically evaluates its asset retirement obligations to determine if the amount and timing of its cash flow estimates continue to be appropriate based on current facts and circumstances.

Assessment of Loss Contingencies

The Company has legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. The Company has provided for losses in situations where its has concluded that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 17 - Commitments, Contingencies and Other Items in the notes to the consolidated financial statements.

Business Combinations

The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from Global Crossing (and the related estimated lives of depreciable tangible and identifiable intangible assets) required a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value was performed by management, taking into consideration information provided to management by an independent valuation firm.

Results of Operations 2013 vs. 2012

	Year Ended December 31,
(dollars in millions)	2013	2012	Change %
Revenue	$6,313	$6,376	(1)%
Cost of Revenue	2,471	2,602	(5)%
Depreciation and Amortization	800	749	7%
Selling, General and Administrative	2,376	2,450	(3)%
Total Costs and Expenses	5,647	5,801	(3)%
Operating Income	666	575	16%
Other Income (Expense):
Interest income	—	2	NM
Interest expense	(649)	(733)	(11)%
Loss on modification and extinguishment of debt, net	(84)	(160)	(48)%
Other, net	(4)	(58)	(93)%
Total Other Expense	(737)	(949)	(22)%
Loss Before Income Taxes	(71)	(374)	(81)%
Income Tax Expense	(38)	(48)	(21)%
Net Loss	$(109)	$(422)	(74)%
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Year Ended December 31,
(dollars in millions)	2013	2012	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$585	$561	4%
Transport and Fiber	1,962	1,950	1%
IP and Data Services	2,106	2,002	5%
Voice Services (Local and Enterprise)	938	950	(1)%
Total Core Network Services Revenue	$5,591	$5,463	2%
Wholesale Voice Services and Other Revenue	722	913	(21)%
Total Revenue	$6,313	$6,376	(1)%

Revenue decreased 1% to $6.313 billion in 2013 compared to $6.376 billion in 2012. The change was driven by declines in Wholesale Voice Services and Other revenue partially offset by growth in Core Network Services revenue from enterprise customers.

The Company experienced growth in its IP and data services and colocation and data center services during 2013 compared to 2012 driven primarily by end user customer demand for content delivery over the Internet and enterprise bandwidth. The Company also experienced modest growth in transport and fiber services in 2013. Core Network Services revenue for voice services declined in 2013, primarily due to the anticipated attrition of certain U.K. Government channel voice services.

Core Network Services revenue increased in the North America and Latin America regions in 2013 compared to 2012, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue in North America.

Wholesale Voice Services and Other revenue decreased in 2013 compared to 2012 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for margin contribution. In addition, the Company expects SBC Contract Services revenue to continue to decline as a result of the migration of the SBC traffic to the AT&T network. The Company has discontinued its managed modem services.

Wholesale Voice Services revenue decreased in the North America and EMEA regions in 2013 compared to 2012, due to competitive pressures and the Company's focus on maintaining or growing its margin percentage. Wholesale Voice Services revenue in Latin America was flat in 2013 compared to 2012.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third-party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 39% in 2013 compared to 41% in 2012. The decrease is primarily due to an improving gross margin mix of higher margin on-net Core Network

Services and a decline in lower margin Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization expense increased 7% to $800 million in 2013 from $749 million in 2012. The increase is primarily attributable to new capital expenditures in 2013 in support of the network with asset lives less than the average remaining life of all existing assets as of the beginning of the year.

Selling, General and Administrative ("SG&A") expenses include salaries, wages and related benefits (including non-cash, stock-based compensation expenses), property taxes, travel, insurance, rent, contract maintenance, advertising, accretion expense on asset retirement obligations, restructuring charges and other administrative expenses. SG&A expenses also include certain network related expenses such as network facility rent, utilities and maintenance costs.

SG&A expenses decreased 3% to $2.376 billion in 2013 compared to $2.450 billion in 2012. The decreases are primarily due to lower employee compensation and other employee related costs, professional fees and vendor services and other discretionary costs. Employee cash compensation and other employee related costs decreased as the Company continued to achieve cost synergies as a result of the integration of the Global Crossing business, workforce reductions primarily focused on labor cost savings and organizational effectiveness and higher capitalization of labor costs related to the implementation of information technology systems, network deployment and customer installation activities. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. In addition, the Company incurred approximately $47 million in 2012 of integration costs related to the Global Crossing acquisition. The integration was substantially complete by the end of 2012.

Also included in SG&A expenses in 2013 and 2012, respectively, were $151 million and $135 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution to the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to accruing the annual discretionary bonus at a higher target rate in 2013 than in 2012 as well as the vesting of long-term incentive awards in connection with James Q. Crowe's departure from the Company, as described below.

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

Additionally in 2013, the Company implemented certain workforce reductions. Restructuring charges in 2013 and 2012 were $47 million and $34 million, respectively, recorded in SG&A.

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

The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2013	2012
Net Loss	$(109)	$(422)
Income Tax Expense	38	48
Total Other Expense	737	949
Depreciation and Amortization Expense	800	749
Non-Cash Compensation Expense	151	135
Non-Cash Impairment	7	—
Adjusted EBITDA	$1,624	$1,459

Consolidated Adjusted EBITDA was $1.624 billion in 2013 compared with $1.459 billion in 2012. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue, continued improvements in cost of revenue and lower SG&A expenses.

Adjusted EBITDA increased in the North America, EMEA and Latin America regions in 2013 compared to 2012, as a result of growth in core network services revenue in North America and Latin America and initiatives resulting in reduced fixed and variable network expenses in all three regions. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue in North America. See Note 16 - Segment Information in the notes to consolidated financial statements for additional information on Adjusted EBITDA by region.

Historically, the Company has paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company will accrue the entire bonus compensation within SG&A as cash compensation, which will be paid in 2015.

Interest Expense decreased 11% to $649 million in 2013 from $733 million in 2012. Interest expense decreased as a result of lower cost of borrowing on refinanced debt in 2013 compared to 2012 as well as the repayment of the Company's 15% Convertible Senior Notes in 2013.

The Company expects annual interest expense in 2014 to approximate $600 million based on current interest rates on the Company's debt outstanding as of December 31, 2013. See Note 12 - Long-Term Debt in the notes to consolidated financial statements for additional information on Level 3's financing activities.

Loss on Modification and Extinguishment of Debt, net was $84 million in 2013 compared to a loss of $160 million in 2012. The loss recorded during 2013 was related to a charge of approximately $1 million related to the refinancing of the Floating Rate Senior Notes due 2015 in December 2013, $56 million related to the refinancing of 10% Senior Notes due 2018 in December 2013, $10 million related to the refinancing $1.2 billion Tranche B-II 2019 Term Loan in October 2013, $8 million related to the refinancing $595.5 million Tranche B 2016 Term Loan in August 2013 and $9 million related to the refinancing the $815 million Tranche B 2019 Term Loan in August 2013. The loss recorded during 2012 was related to a charge of $50 million related to the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, a charge of $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, a charge of $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012, and a charge of $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock in March 2012. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company’s financing activities.

Other, net was $4 million of expense in 2013 compared to $58 million of expense in 2012. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net expense in 2013 is primarily due to foreign currency fluctuations of local currencies relative to the U.S. dollar, including foreign currency losses attributable to the devaluation of the Venezuelan bolivar as discussed below, partially offset by net foreign currency gains. The Other, net expense in 2012 was driven by a non-cash loss on the Company's interest rate swap agreements of approximately $60 million that were deemed "ineffective" hedges under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan.

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. dollar to 6.30 Venezuelan bolivares to the U.S. dollar. This devaluation reduced the Company's net monetary assets by $22 million based on the bolivar balances as of February 13, 2013, resulting in a charge of $22 million that was recognized in Other, net in the consolidated statement of operations in 2013.

Income Tax Expense was $38 million in 2013 compared to $48 million in 2012. Income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Results of Operations 2012 vs. 2011

	Year Ended December 31,
(dollars in millions)	2012	2011	Change %
Revenue	$6,376	$4,333	47%
Cost of Revenue	2,602	1,706	53%
Depreciation and Amortization	749	805	(7)%
Selling, General and Administrative	2,450	1,770	38%
Total Costs and Expenses	5,801	4,281	36%
Operating Income	575	52	NM
Other Income (Expense):
Interest income	2	1	100%
Interest expense	(733)	(716)	2%
Loss on modification and extinguishment of debt, net	(160)	(100)	60%
Other, net	(58)	(23)	152%
Total Other Expense	(949)	(838)	13%
Loss Before Income Taxes	(374)	(786)	(52)%
Income Tax Expense	(48)	(41)	17%
Loss from Continuing Operations	(422)	(827)	(49)%
Income from Discontinued Operations, Net	—	71	NM
Net Loss	$(422)	$(756)	(44)%
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Year Ended December 31,
(dollars in millions)	2012	2011	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$561	$404	39%
Transport and Fiber	1,950	1,556	25%
IP and Data Services	2,002	1,075	86%
Voice Services (Local and Enterprise)	950	531	79%
Total Core Network Services Revenue	$5,463	$3,566	53%
Wholesale Voice Services and Other Revenue	913	767	19%
Total Revenue	$6,376	$4,333	47%

Revenue increased 47% to $6.376 billion in 2012 compared to $4.333 billion in 2011. The increase was primarily driven by the additional revenue associated with the Global Crossing acquisition completed in the fourth quarter of 2011. Excluding revenue from the Global Crossing acquisition, growth in Core Network Services revenue, particularly from enterprise customers, was partially offset by declines in Wholesale Voice Services and Other revenue.

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

Wholesale Voice Services revenue increased in the North America, EMEA and Latin America regions during 2012 compared to 2011 primarily as a result of the Global Crossing acquisition.

Cost of Revenue as a percentage of total revenue was 41% in 2012 compared to 39% in 2011. The increase was due to the inclusion of costs associated with the Global Crossing business, which has lower gross margins, in 2012 compared to 2011. This increase was partially offset by an improving gross margin mix from higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other.

Depreciation and Amortization expense decreased 7% to $749 million in 2012 from $805 million in 2011. The decrease was attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense of $74 million in 2012 compared to 2011. The change in accounting estimate was applied on a prospective basis effective October 1, 2011 as required under the accounting standard related to changes in accounting estimates (See Note 1 - Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment in the notes to the consolidated financial statements). Since this change was applied prospectively, it affected the full year 2012 and only the fourth quarter 2011. This decrease was partially offset by additional depreciation and amortization as a result of the Global Crossing acquisition and property, plant and equipment additions since January 1, 2012.

SG&A expenses increased 38% to $2.450 billion in 2012 compared to $1.770 billion in 2011. The increase was primarily due to SG&A expenses associated with the Global Crossing acquisition, although transaction and integration costs decreased to approximately $47 million in 2012 from $70 million in 2011. In addition, there was higher employee compensation and related costs, as the Company continued to increase its sales, support and customer service delivery headcount, and merit salary increases became effective in the first quarter of 2012. These increases were partially offset by cost synergies achieved as a result of the Global Crossing acquisition in 2012 and a $47 million non-cash benefit as a result of a revision to the Company's estimated future asset retirement obligations (see Note 6 - Asset Retirement Obligations in the notes to the consolidated financial statements).

Also included in SG&A expenses in 2012 and 2011, respectively, were $135 million and $101 million of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution to the 401(k) plan. The increase in non-cash, stock-based compensation expense is primarily due to an increase in the number of stock grants, including the Company's matching contribution for the 401(k) plan during 2012, primarily as a result of the Global Crossing acquisition.

Additionally, restructuring charges recorded in SG&A in 2012 and 2011 were $34 million and $11 million, respectively. The increase was primarily due to an increase of reductions in headcount associated with the integration of the Global Crossing acquisition.

Adjusted EBITDA. The following information provides a reconciliation of Net Loss to Adjusted EBITDA as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2012	2011
Net Loss	$(422)	$(756)
Income Tax Expense	48	41
Total Other Expense	949	838
Depreciation and Amortization Expense	749	805
Non-Cash Compensation Expense	135	101
Income from Discontinued Operations, Net	—	(71)
Adjusted EBITDA	$1,459	$958

Consolidated Adjusted EBITDA was $1.459 billion in 2012 compared with $958 million in 2011. The increase in Adjusted EBITDA is primarily attributable to Adjusted EBITDA associated with the Global Crossing acquisition and growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue.

Adjusted EBITDA increased in the North America, EMEA and Latin America regions during 2012 compared to 2011 primarily as a result of the Global Crossing acquisition. Excluding Adjusted EBITDA from the Global Crossing acquisition, Adjusted EBITDA increased in the North America region and to a lesser extent the EMEA region during 2012 compared to 2011, primarily due to increased CNS revenues. See Note 16 - Segment Information in the notes to consolidated financial statements for additional information on Adjusted EBITDA by region.

Interest Expense increased 2% to $733 million in 2012 from $716 million in 2011. Interest expense increased as a result of a higher average debt balance for 2012 compared to 2011, including financings associated with the Global Crossing acquisition, partially offset by lower cost of borrowing on refinanced debt.

Loss on Modification and Extinguishment of Debt, net was $160 million in 2012 compared to a loss of $100 million in 2011. The loss recorded during 2012 was related to a charge of $50 million for the refinancing of the $650 million Tranche B II Term Loan and the $550 million Tranche B III Term Loan in October 2012, a charge of $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, a charge of $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012, and a charge of $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock in March 2012.

The loss recorded during 2011 was related to a charge of approximately $27 million recognized in the fourth quarter of 2011 for the redemption of the 3.5% Convertible Senior Notes due 2012 and prepayment of the Tranche B Term Loan that was outstanding under the existing Senior Secured Term Loan, a charge of approximately $29 million recognized for the July 2011 conversion of the 15% Convertible Senior Notes due 2013, a charge of less than $1 million for the 3.5% Senior Notes due 2012 repurchased in August 2011, a $23 million charge recognized for the portion of the 9.25% Senior Notes due 2014 retired in April 2011 and a $20 million charge recorded in the first quarter of 2011, which was the result of the redemption of the 5.25% Convertible Senior Notes due 2011 and the exchange of the 9% Convertible Senior Discount Notes due 2013. See Note 10 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company’s financing activities.

Other, net was $58 million of expense in 2012 compared to $23 million of expense in 2011. Other, net is primarily comprised of gains and losses from the change in the fair value of certain derivative investments, as well as gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income. Other, net in 2012 was driven by a non-cash loss on the Company's interest rate swap agreements of approximately $60 million that were deemed "ineffective" hedges under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's financing activities. The expense recognized in 2011 is primarily related to a charge of approximately $20 million related to the impairment of certain wireless spectrum licenses (See Note 8 - Acquired Intangible Assets in the notes to consolidated financial statements).

Income Tax Expense was $48 million in 2012 compared to $41 million in 2011. The income tax expense in 2012 was primarily related to income taxes for Latin American entities acquired as part of the Global Crossing acquisition. The income tax expense during 2011 is primarily related to an out of period adjustment to recognize deferred tax liabilities for taxable temporary differences associated with certain indefinite-lived intangible assets that the Company is unable to offset with deductible temporary differences associated with its deferred tax assets as well as income tax expense associated with the post-acquisition results of Global Crossing. See Note 1 - Organization and Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Income (Loss) from Discontinued Operations was net $71 million of income in 2011. Level 3, through its two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from the Company's balance sheet and a gain on the transaction of approximately $72 million was recognized in 2011.

Financial Condition—December 31, 2013

Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2013 and 2012, respectively, are summarized as follows:

	Year Ended December 31,
(dollars in millions)	2013	2012	Change
Net Cash Provided by Operating Activities	$713	$578	$135
Net Cash Used in Investing Activities	(745)	(725)	(20)
Net Cash (Used in) Provided by Financing Activities	(294)	207	(501)
Effect of Exchange Rates on Cash and Cash Equivalents	(22)	1	(23)
Net Change in Cash and Cash Equivalents	$(348)	$61	$(409)

Operating Activities

Cash provided by operating activities increased to $713 million in 2013 compared to $578 million in 2012. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities increased to $745 million in 2013 compared to $725 million in 2013, primarily as a result of additional capital expenditures, which totaled $760 million in 2013 and $743 million in 2012. The increase is primarily due to additional investment in the network, which includes higher capitalized labor.

Financing Activities

Cash used in financing activities of $294 million in 2013 compared to cash provided by financing activities of $207 million in 2012 relates to greater net payments of debt and capital leases during 2013, primarily as a result of the repayment at maturity of the 15% Convertible Notes due January 15, 2013 as compared to greater net borrowings in 2012. See Note 12 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding the Company's debt transactions during 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in 2013 was primarily due to the devaluation of the Venezuelan bolivar. This devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million in the first quarter of 2013.

Liquidity and Capital Resources

The Company incurred a net loss of $109 million in 2013 and $422 million in 2012. In connection with its continuing operations, the Company utilized cash of $760 million for capital expenditures and $294 million for financing activities in 2013. This compares to $743 million of cash used for capital expenditures and $207 million of cash flows provided by financing activities in 2012.

Net cash interest payments are expected to decrease to approximately $560 million in 2014 from $674 million in 2013 based on forecasted interest rates on the Company's variable rate debt outstanding as of December 31, 2013.

Capital expenditures for 2014 are expected to be 12% to 13% of revenue from 12% of revenues in 2013, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of December 31, 2013, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $31 million that mature in 2014, $483 million in 2015, which includes the Company's $475 million 7% Convertible Senior Notes due 2015 that are convertible at a price of approximately $27 per share, and $7 million in 2016.

The Company had $631 million of cash and cash equivalents on hand at December 31, 2013. The Company also had $30 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at December 31, 2013. In addition, $65 million of the Company's total cash and cash equivalents as of December 31, 2013 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $65 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. The $65 million value of the Company's bolivar balance reflects the February 13, 2013 devaluation of the bolivar that resulted from the increase in the official exchange rate from 4.30

Venezuelan bolivares to the U.S. dollar to 6.30 Venezuelan bolivares to the U.S. dollar. That devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million, based on the bolivar balances as of February 13, 2013.

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

Contractual Obligations

The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2013, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion	$8,392	$31	$490	$12	$7,859
Interest Obligations (1)	3,215	572	1,085	1,055	503
Asset Retirement Obligations	56	—	18	—	38
Operating Leases	1,567	268	421	325	553
Right of Way Agreements	700	119	117	99	365
Purchase and Other Obligations	1,406	800	454	55	97
Other Commercial Commitments
Letters of Credit	29	7	2	7	13

(1) Includes the Company's future cash flows related to interest rate swap obligations of $12 million in 2014 included in Other Current Liabilities presented in Note 10 - Fair Value of Financial Instruments in the notes to consolidated financial statements.

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

Long-term debt obligations exclude issue discounts.

Interest obligations assume interest rates on $2.911 billion of variable rate debt do not change from December 31, 2013. In addition, interest is calculated based on debt outstanding as of December 31, 2013.

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

Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 15 - Income Taxes in the notes to consolidated financial statements for additional information regarding the Company's uncertain tax positions.

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

Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2014, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

Purchase and other obligations represent all outstanding purchase order amounts of the Company as of December 31, 2013 ($430 million), contractual commitments with third parties to purchase network access services ($744 million) and maintenance payments for portions of the Company's network ($232 million).

The table above does not include other long-term liabilities, such as liabilities recorded for legal matters that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risks arising from changes in interest rates. As of December 31, 2013, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on these variable rate instruments at December 31, 2013, was approximately 4.0%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1,795.5 million Tranche B 2020 Term Loans. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.24% at December 31, 2013, which was below the fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1.0% would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $9 million as of December 31, 2013.

At December 31, 2013, the Company had $5.5 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.3%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. dollar to 6.30 Venezuelan bolivares to the U.S. dollar. This devaluation reduced the Company's net monetary assets by $22 million, including unrestricted cash and cash equivalents of $21 million, based on the bolivar balances as of February 13, 2013. The devaluation of the Company's net monetary assets resulted in a charge of $22 million which was recognized in Other, net in the consolidated statement of operations for the year ended December 31, 2013. The effects on revenue and operating income are not expected to be material in light of certain pricing adjustment mechanisms in many of the Company's contracts with Venezuelan customers and since most of the Company's costs in Venezuela are incurred in bolivares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. That report appears on page F-3.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities" above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC.
Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

2.1
Agreement and Plan of Amalgamation, dated as of April 10, 2011, by and among Level 3 Communications, Inc. (the "Registrant"), Apollo Amalgamation Sub, Ltd. and Global Crossing Limited (incorporated by reference to Exhibit 2.1 to the Registrant's Current Reports on Form 8-K dated April 13, 2011).

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

3.8	Specimen Stock Certificate of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant's Form 8-A dated March 31,1998).
3.9	Amended and Restated By-laws of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 22, 2012).
4.1.1
Indenture, dated as of December 24, 2008, among Level 3 Communications, Inc. and The Bank of New York Mellon as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 24, 2008).

4.2
Indenture, dated as of June 26, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.’s 7% Convertible Senior Notes Due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2009).

4.3
Second Supplemental Indenture, dated as of October 15, 2009, among Level 3 Communications, Inc. and The Bank of New York Mellon, relating to Level 3 Communications, Inc.’s 7% Convertible Senior Notes Due 2015, Series B (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2009).

4.4
Indenture, dated as of January 19, 2011, among Level 3 Communications, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 11.875% Senior Notes due 2019 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2011).

4.5.1
Indenture, dated as of March 4, 2011, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 9.375% Senior Notes due 2019 of Level 3 Financing Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2011).

4.5.2
Supplemental Indenture, dated as of May 24, 2011, among Level 3 Communications, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 9.375% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2011).

4.5.3
Supplemental Indenture, dated as of May 24, 2011, among Level 3 Communications, LLC, as Guarantor, Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon, as Trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 9.375% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2011).

4.6.1
Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A dated April 11, 2011).

4.6.2
Amendment to the Rights Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

4.7.1
Stockholder Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2011).

4.7.2
Amendment to the Stockholder Rights Agreement, dated as of November 28, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 30, 2011).

4.8
Securities Assumption Supplemental Indenture, dated as of October 4, 2011, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 issued on June 9, 2011 and July 28, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2011).

4.9.1
Indenture, dated as of June 9, 2011, between Level 3 Escrow, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 of Level 3 Escrow, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2011).

4.9.2
Supplemental Indenture, dated as of March 22, 2012, among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 8.125% Senior Notes due 2019 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2012).

4.9.3
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

4.10.1
Indenture, dated as of January 13, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2012).

4.10.2
Supplemental Indenture, dated as of April 18, 2012, by and among Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2012).

4.10.3
Supplemental Indenture, dated as of April 18, 2012, among Level 3 Communications, LLC, as guarantor, the Company, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 8.625% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2012).

4.11.1
Indenture, dated as of August 1, 2012, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.875% Senior Notes due 2019 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2012).

4.11.2
Registration Agreement, dated as of August 1, 2012, among Level 3 Communications, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, relating to Level 3 Communications, Inc.’s 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 1, 2012).

4.12.1
Indenture, dated as of August 6, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2012).

4.12.2
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

4.12.3
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

4.13
Indenture, dated as of November 14, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6.125% Senior Notes Due 2021 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2013).

4.14
Indenture, dated as of November 26, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2013).

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

10.21
Third Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 17, 2011).

10.22
Fourth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 9, 2012).

10.23
Fifth Amendment Agreement to Amended and Restated Credit Agreement dated October 4, 2012 among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2012).

10.24
Sixth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 12, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2013).

10.25
Seventh Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 16, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated August 16, 2013).

10.26
Eighth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 4, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated October 4, 2013).

10.27
Amended and Restated Loan Proceeds Note, dated October 4, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 4, 2013).

10.28
Amended and Restated Loan Proceeds Note, dated October 4, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 4, 2013).

10.29.1
Securities Purchase Agreement, dated November 17, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2008).

10.29.2
Amendment No. 1 to Securities Purchase Agreement, dated December 16, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 16, 2008).

10.29.3
Amendment No. 2 to Securities Purchase Agreement, dated December 24, 2008, among Level 3 Communications, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 24, 2008).

10.30
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

10.31
Retirement Agreement and General Release, dated February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.32.1
Consulting Agreement, dated as of February 16, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 23, 2011).

10.32.2
First Amendment to Consulting Agreement, dated as of June 1, 2011, between Level 3 Communications, LLC and Thomas C. Stortz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 6, 2011).

10.33.1
Standstill Agreement, dated as of May 20, 2011, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).

10.33.2
Amendment to the Standstill Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

10.34
Conversion Agreement, dated as of July 6, 2011, by and among each of the investors named in Exhibit A thereto and Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 12, 2011).

10.35.1	Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
10.35.2	Amendment to the Key Executive Severance Plan (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2013).
10.35.3	Restrictive Covenant Agreement, dated as of March 13, 2013 (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2013).
10.36	2012 Management Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
10.37
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

10.40
Registration Agreement, dated as of November 14, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC, J.P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s $640,000,000 6.125% Senior Notes due 2021 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2013).

10.41
Registration Agreement, dated as of November 26, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC, J.P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s $300,000,000 Floating Rate Senior Notes due 2018 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 26, 2013).

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
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

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

We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of Level 3 Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Level 3 Communications, Inc.'s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on Level 3 Communications, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three‑year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2014

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For each of the three years ended December 31,

(dollars in millions, except per share data)	2013	2012	2011
Revenue	$6,313	$6,376	$4,333
Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	2,471	2,602	1,706
Depreciation and Amortization	800	749	805
Selling, General and Administrative	2,376	2,450	1,770
Total Costs and Expenses	5,647	5,801	4,281
Operating Income	666	575	52
Other Income (Expense):
Interest income	—	2	1
Interest expense	(649)	(733)	(716)
Loss on modification and extinguishment of debt, net	(84)	(160)	(100)
Other, net	(4)	(58)	(23)
Total Other Expense	(737)	(949)	(838)
Loss Before Income Taxes	(71)	(374)	(786)
Income Tax Expense	(38)	(48)	(41)
Loss from Continuing Operations	(109)	(422)	(827)
Income from Discontinued Operations, net	—	—	71
Net Loss	$(109)	$(422)	$(756)

Basic and Diluted Loss per Share
Loss per Share from Continuing Operations	$(0.49)	$(1.96)	$(6.03)
Income per Share from Discontinued Operations	—	—	0.52
Net Loss per Share	$(0.49)	$(1.96)	$(5.51)

Shares Used to Compute Basic and Diluted Loss per Share (in thousands)	222,368	215,356	137,176

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
For each of the three years ended December 31,

(dollars in millions)	2013	2012	2011

Net Loss	$(109)	$(422)	$(756)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustments	11	17	(16)
Unrealized Gain on Interest Rate Swaps	—	25	(28)
Reclassification of Derivative Gain to Income	—	65	46
Defined Benefit Pension Plan Adjustments	(1)	(1)	16
Other Comprehensive Income (Loss), Before Income Taxes	10	106	18
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	10	106	18
Comprehensive Loss	$(99)	$(316)	$(738)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

(dollars in millions, except share data)	2013	2012
Assets:
Current Assets:
Cash and cash equivalents	$631	$979
Restricted cash and securities	7	8
Receivables, less allowances for doubtful accounts of $32 and $31, respectively	673	714
Other	143	141
Total Current Assets	1,454	1,842
Property, plant and equipment, net of accumulated depreciation of $9,089 and $8,359, respectively	8,240	8,199
Restricted cash and securities	23	35
Goodwill	2,577	2,565
Other intangibles, net	205	268
Other assets, net	375	398
Total Assets	$12,874	$13,307
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$625	$779
Current portion of long-term debt	31	216
Accrued payroll and employee benefits	209	211
Accrued interest	160	209
Current portion of deferred revenue	253	251
Other	168	136
Total Current Liabilities	1,446	1,802
Long-term debt, less current portion	8,331	8,516
Deferred revenue, less current portion	906	887
Other liabilities	780	931
Total Liabilities	11,463	12,136
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 234,688,063 shares issued and outstanding at December 31, 2013 and 218,380,070 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	14,339	14,000
Accumulated other comprehensive income	36	26
Accumulated deficit	(12,966)	(12,857)
Total Stockholders’ Equity	1,411	1,171
Total Liabilities and Stockholders’ Equity	$12,874	$13,307

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(109)	$(422)	$(756)
Income from discontinued operations	—	—	(71)
Loss from continuing operations	(109)	(422)	(827)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	800	749	805
Asset retirement obligation adjustment	—	(47)	—
Loss on impairment	7	—	—
Non-cash compensation expense attributable to stock awards	151	135	101
Loss on modification and extinguishment of debt, net	84	160	100
Loss on interest rate swaps	—	60	—
Accretion of debt discount and amortization of debt issuance costs	36	46	56
Accrued interest on long-term debt, net	(49)	(5)	82
Loss on impairment of wireless spectrum licenses	—	—	20
Non-cash tax adjustments	(42)	(14)	—
Deferred income taxes	(29)	21	33
Gain on sale of property, plant, and equipment and other assets	(2)	(1)	(2)
Other, net	(41)	(23)	5
Changes in working capital items:
Receivables	30	(86)	(12)
Other current assets	3	(5)	(1)
Payables	(162)	18	30
Deferred revenue	28	(10)	(3)
Other current liabilities	8	2	1
Net Cash Provided by Operating Activities of Continuing Operations	713	578	388
Cash Flows from Investing Activities:
Capital expenditures	(760)	(743)	(494)
Decrease (increase) in restricted cash and securities, net	13	20	(54)
Investment in Global Crossing, net of cash acquired	—	—	146
Other	2	(2)	4
Net Cash Used in Investing Activities of Continuing Operations	(745)	(725)	(398)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	1,502	4,504	1,878
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(1,796)	(4,302)	(1,617)
Proceeds from stock options exercised	—	5	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	(294)	207	261
Discontinued Operations:
Net cash used in operating activities	—	—	(4)
Net cash provided by investing activities	—	—	55
Net Cash Provided by Discontinued Operations	—	—	51
Effect of Exchange Rates on Cash and Cash Equivalents	(22)	1	—
Net Change in Cash and Cash Equivalents	(348)	61	302
Cash and Cash Equivalents at Beginning of Year	979	918	616
Cash and Cash Equivalents at End of Year	$631	$979	$918

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$674	$695	$576
Income taxes paid, net of refunds	$33	$32	$7
Non-cash Investing and Financing Activities:
Capital lease obligations incurred	$13	$—	$—
Note issued for property	$12	$—	$—
Long-term debt issued in exchange transaction	$—	$—	$300
Long-term debt retired in exchange transaction	$—	$—	$295
Long-term debt conversion into equity	$200	$100	$128
Premium on long-term debt conversion into equity	$—	$39	$—
Accrued interest conversion into equity	$3	$2	$—
Long-term debt issued and proceeds placed in escrow	$—	$—	$1,200
Settlement of Global Crossing debt with escrowed securities	$—	$—	$1,254

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
(dollars in millions, except share data)	Shares	$			Accumulated Deficit	Total
Balance at January 1, 2011	111,365,226	$17	$11,603	$(98)	$(11,679)	$(157)
Common stock:
Common stock issued under employee stock benefit plans and other	3,273,038	—	52	—	—	52
Stock-based compensation	—	—	32	—	—	32
Global Crossing acquisition equity consideration	88,535,830	13	1,868	—	—	1,881
Reverse stock split	—	(29)	29	—	—	—
Conversion of debt to equity	4,739,334	1	122	—	—	123
Net Loss	—	—	—	—	(756)	(756)
Other Comprehensive Income	—	—	—	18	—	18
Balance at December 31, 2011	207,913,428	2	13,706	(80)	(12,435)	1,193
Common stock:
Common stock issued under employee stock benefit plans and other	5,019,513	—	88	—	—	88
Stock-based compensation	—	—	67	—	—	67
Conversion of debt to equity	5,447,129	—	139	—	—	139
Net Loss	—	—	—	—	(422)	(422)
Other Comprehensive Income	—	—	—	106	—	106
Balance at December 31, 2012	218,380,070	2	14,000	26	(12,857)	1,171
Common stock:
Common stock issued under employee stock benefit plans and other	5,493,729	—	70	—	—	70
Stock-based compensation	—	—	69	—	—	69
Conversion of debt to equity	10,814,264	—	200	—	—	200
Net Loss	—	—	—	—	(109)	(109)
Other Comprehensive Income	—	—	—	10	—	10
Balance at December 31, 2013	234,688,063	$2	$14,339	$36	$(12,966)	$1,411

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

Foreign Currency Translation

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. A significant portion of the Company's foreign subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during 2013, 2012 and 2011. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the consolidated statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses), including where its investments in its foreign subsidiaries are not considered to be long-term in nature, are included within other income (expense) in Other, net on the consolidated statement of operations.

Reclassifications

Certain amounts in the prior year consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require management's judgments include revenue recognition, revenue reserves, cost of revenue for communications services, cost of revenue dispute reserves, determination of the useful lives of long-lived assets, measurement and recognition of stock-based compensation expense, valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets for purposes of impairment testing, valuation of asset retirement obligations, allowance for doubtful accounts, measurement of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and valuation of other assets and liabilities measured at fair value. Actual results could differ from these estimates under different assumptions or conditions and such differences could be material.

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

Intercarrier compensation revenue is recognized when an interconnection agreement is in place with another carrier, or if an agreement has expired, when the parties have agreed to continue operating under the previous agreement until a new agreement is negotiated and executed, or at rates mandated by the Federal Communications Commission (the "FCC").

For certain sale and long-term indefeasible right of use, or IRU, contracts involving private line, wavelengths and dark fiber services, the Company may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third-party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

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

In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its consolidated financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Coal Mining

Prior to the sale of its coal mining business in November 2011, the Company sold coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal established the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts was generally recognized when coal was shipped to the customer.

USF and Gross Receipts Taxes

The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its consolidated statements of operations, but generally records gross receipts taxes and certain state regulatory fees billed to its customers on a net basis in its consolidated statements of operations. Communications revenue and cost of revenue on the consolidated statements of operations includes USF contributions totaling $194 million, $191 million and $107 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $16 million, $20 million and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

The Company recognizes the estimated fair value of stock-based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2013, 2012 and 2011 discretionary bonus in restricted stock awards that vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award, adjusted for expected activities as necessary.

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

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the U.S., Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2013 and 2012, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted cash and securities are stated at cost which approximates fair value as of December 31, 2013 and 2012.

Derivative Financial Instruments

All derivative instruments are measured at fair value and recognized as either assets or liabilities on the Company's consolidated balance sheets. The Company's derivative instruments are valued primarily using models based on readily observable market parameters for all substantial terms of the Company's derivative contracts and thus are classified as Level 2 in the GAAP fair value hierarchy (see Note 10 - Fair Value of Financial Instruments). The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, the effective portion of the derivative's gain (loss) is initially reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI") and is subsequently recognized in earnings in the period the hedged transaction affects earnings or when they are no longer effective. Gains (losses) resulting from hedge ineffectiveness and those resulting from changes in fair values on derivatives not designated as hedging instruments are recognized in other income (expense) in Other, net in the consolidated statements of operations (see Note 11 - Derivative Financial Instruments).

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances, the credit quality of its customers and an analysis of its historical experience of bad debt write-offs. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $17 million in 2013, $15 million in 2012 and $6 million in 2011.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed using the straight-line method based on the following estimated useful lives:

Facility and Leasehold Improvements	10	-	40	years
Network Infrastructure (including fiber and conduit)	25	-	50	years
Operating Equipment	4	-	15	years
Furniture, Fixtures, Office Equipment and Other	2	-	7	years

The Company performs internal reviews to evaluate the depreciable lives of its property, plant and equipment annually, or more frequently if new facts and circumstances arise, that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global engineering and network services personnel, actual usage, the physical condition of the Company's property, plant, and equipment, industry data, and other relevant factors. In connection with its annual review of useful lives in the fourth quarter of 2011, the Company determined that the period it expected to use conduit, fiber, and certain transmission equipment was longer than the remaining useful lives originally estimated. In determining the change in estimated useful lives, the Company, with input from its engineering and network services personnel, considered its historical usage and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of conduit, fiber, and certain transmission equipment resulted in the following decrease in the net loss for the year ended December 31, 2011 (in millions, except per share amounts):

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

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $164 million, $146 million and $87 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill and Acquired Indefinite-Lived Intangible Assets

Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

The Company's goodwill impairment review process considers the fair value of each reporting unit relative to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Beginning with the 2011 assessment, in accordance with updated accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation.

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

In 2013 and 2012, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. In 2011, the Company's reporting units were consistent with its reportable segments of Level 3 and Global Crossing, representing the stand-alone operations of each legacy business.

The Company's indefinite-lived intangible assets impairment review process compares the estimated fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with recently issued accounting guidance, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is no longer required to complete the two step indefinite-lived intangible assets impairment evaluation.

The Company conducted its goodwill and acquired indefinite-lived intangible assets impairment analysis during 2013, 2012 and 2011 and in each case concluded that its goodwill was not impaired in any of those periods. The Company conducted its indefinite-lived intangible asset impairment analysis at the end of 2013 and 2012 and concluded that there was no impairment. During 2011, the Company determined that the carrying value of certain wireless spectrum licenses that it acquired in a prior acquisition was impaired and the Company recognized a $20 million charge in the fourth quarter that was recognized in Other Expense. The Company concluded that its remaining indefinite-lived intangible assets were not impaired as of December 31, 2011.

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

The Company conducted a long-lived asset impairment analysis in 2013, 2012 and 2011 and in each case concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, restricted cash and securities and derivatives. The Company maintains its cash equivalents, restricted cash and securities and derivatives with various financial institutions. These financial institutions are primarily located in the United States, Europe and Latin America and the Company's policy is to limit exposure with any one institution. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company also has established guidelines relative to financial instrument credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company's investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in the Company's business. Notwithstanding the devaluation of the Venezuelan bolivar, the Company has not experienced any material losses on financial instruments held at financial institutions. The Company has used interest rate swap contracts to protect against the effects of interest rate fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe, and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Level 3's customer base and their dispersion across many different industries and geographical regions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers, although letters of credit and deposits are required in certain limited circumstances. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material adverse effect on the Company's results of operations. Fair values of accounts receivable approximate carrying amount due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 17%, 17% and 24% of Level 3's communications revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU prospectively for all reporting periods (interim and annual) beginning after December 15, 2012. The Company adopted this amendment in the first quarter of 2013. The impact of its adoption was limited to disclosure requirements.

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

(2) Events Associated with the Amalgamation of Global Crossing

On October 4, 2011, a subsidiary of Level 3 completed the Amalgamation with Global Crossing, which became a wholly owned indirect subsidiary of the Company through a tax free, stock for stock transaction. As a result of the Amalgamation, (i) each issued and outstanding common share of Global Crossing was exchanged for 16 shares of Level 3 common stock (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011), including the associated rights under the Company’s Rights Agreement with Wells Fargo Bank, N.A., as rights agent (the "Amalgamation Consideration") and (ii) each issued and outstanding share of Global Crossing’s 2% cumulative senior convertible preferred stock was exchanged for the Amalgamation Consideration, plus an amount equal to the aggregate accrued and unpaid dividends thereon. In addition, (i) the outstanding vested options to purchase Global Crossing common shares were modified into vested options to purchase a number of shares of Level 3 common stock equal to 16 times (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011) the number of Global Crossing common shares covered by such Global Crossing options, and (ii) the issued and outstanding restricted stock units covering Global Crossing common shares, to the extent applicable in accordance with their terms, vested and settled for a number of shares of Level 3 common stock equal to 16 times (unadjusted for the 1 for 15 reverse stock split completed on October 19, 2011) the number of Global Crossing common shares covered by such restricted stock units.

In connection with the closing of the Amalgamation, Level 3 Financing, Inc. amended its existing credit agreement to incur an additional $650 million of borrowings through an additional tranche (the "Tranche B II Term Loan."). In addition, the $1.2 billion of proceeds from the initial and additional issuance of 8.125% Senior Notes due 2019 in June and July 2011 (see Note 12 - Long-Term Debt) by an indirect wholly owned subsidiary were deposited into an escrow account. On October 4, 2011, following the consummation of the Amalgamation and the satisfaction of certain escrow release conditions, the 8.125% Senior Notes were assumed by Level 3 Financing, Inc. (the "Notes Assumption"), and the funds were released from the escrow account. The net aggregate proceeds from the Tranche B II Term Loan and 8.125% Senior Notes were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation and for general corporate purposes.

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

The following unaudited pro forma financial information presents the combined results of Level 3 and Global Crossing as if the completion of the Amalgamation had occurred as of the beginning of the period (dollars in millions, except per share data).

Year Ended December 31, 2011
Total Revenue	$6,335
Net Loss	(727)
Net Loss per share	$(3.56)

These results include certain adjustments, primarily due to a net decrease in depreciation and amortization expense due to the Company, in connection with the Amalgamation, increasing the estimated useful lives of the acquired conduit, fiber and certain transmission equipment while increasing the fair value of tangible and intangible assets, decreasing interest expense due to Level 3's issuance of incremental debt in order to redeem and refinance Global Crossing debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and Global Crossing. The unaudited pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Amalgamation been completed as of the beginning of the period, nor is it representative of future operating results of the Company. The unaudited pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation, and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in selling, general and administrative expense in the Company's consolidated statements of operations during the period that such costs were incurred. Since the acquisition date, Level 3 incurred total acquisition related transaction costs of approximately $49 million through December 31, 2013 which is unchanged from December 31, 2011. In 2012 and 2011, Level 3 incurred total acquisition related integration costs of approximately $81 million and $32 million, respectively.

In April 2011, Level 3 adopted a Stockholder Rights Plan to protect its U.S. federal net operating loss carry forwards from certain Internal Revenue Code Section 382 limitations. On May 24, 2012, the stockholders of the Company ratified such adoption. This plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and therefore protect the Company's ability to use its historical U.S. federal net operating loss carry forwards in the future.

(3) Loss Per Share

The Company computes basic net loss per share by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards. No such items were included in the computation of diluted loss per share in the years ended 2013, 2012 and 2011 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 18 million, 35 million and 39 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2013, 2012 and 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million, 7 million and 4 million stock options, outperform stock appreciation rights ("OSO"), restricted stock units and shares ("RSU") and warrants outstanding at December 31, 2013, 2012 and 2011, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Dispositions

Level 3, through two 50% owned joint-venture surface mines, one each in Montana and Wyoming, sold coal primarily through long-term contracts with public utilities. In November 2011, Level 3 completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. As a result of the transaction, all of the assets and liabilities associated with the coal mining business have been removed from Level 3's balance sheet and the Company recognized a gain on the transaction of approximately $72 million which was included in the consolidated statements of operations within "Income from Discontinued Operations" in the fourth quarter of 2011. Results for 2011, exclusive of the gain on the transaction in 2011, were not significant. The financial results of the coal mining business were included in the Company's consolidated results of operations through the date of sale, and the year ended December 31, 2011 has been revised to reflect the presentation within discontinued operations.

(5) Property, Plant and Equipment

The components of the Company's property, plant and equipment as of December 31, 2013 and 2012 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2013
Land	$193	$—	$193
Land Improvements	72	(47)	25
Facility and Leasehold Improvements	2,207	(1,193)	1,014
Network Infrastructure	8,505	(3,279)	5,226
Operating Equipment	6,057	(4,381)	1,676
Furniture, Fixtures and Office Equipment	196	(168)	28
Other	22	(21)	1
Construction-in-Progress	77	—	77
	$17,329	$(9,089)	$8,240
December 31, 2012
Land	$195	$—	$195
Land Improvements	73	(43)	30
Facility and Leasehold Improvements	2,093	(1,085)	1,008
Network Infrastructure	8,342	(3,058)	5,284
Operating Equipment	5,506	(3,997)	1,509
Furniture, Fixtures and Office Equipment	206	(155)	51
Other	21	(21)	—
Construction-in-Progress	122	—	122
	$16,558	$(8,359)	$8,199

Depreciation expense was $727 million in 2013, $659 million in 2012 and $706 million in 2011.

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

In conjunction with its review of the ROW asset retirement obligation, the Company identified an error in its assumptions used to estimate its ROW asset retirement obligation related to the extension of the useful lives of its conduit assets effective October 1, 2011 (See Note 1 - Organization and Summary of Significant Accounting Policies). The Company recorded a non-cash benefit of approximately $21 million within selling, general and administrative expense, or $0.10 basic and diluted net loss per share during the fourth quarter of 2012 for the change in the ROW term used to estimate its ROW asset retirement obligation. The reduction in the asset retirement obligations liability includes the change in estimate of the ROW term that arose in prior periods, which did not materially affect any of the Company's previously reported results of operations or financial condition, or the current period results of operations or financial condition.

In 2012, as a result of the revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. The Company first reduced property, plant and equipment to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to depreciation expense to the extent of historical deprecation of the related asset and then to selling, general and administrative expenses.

The following table provides asset retirement obligation activity for the years ended December 31, 2013 and 2012 (dollars in millions):

	2013	2012
Asset retirement obligation at January 1	$55	$121
Accretion expense	7	11
Liabilities settled	(6)	(4)
Revision in estimated cash flows	—	(73)
Effect of foreign currency rate change	—	—
Asset retirement obligation at December 31	$56	$55

(7) Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 are as follows (dollars in millions):

Total
Balance as of January 1, 2012	$2,541
Goodwill adjustments	24
Balance as of December 31, 2012	2,565
Goodwill adjustments	12
Balance as of December 31, 2013	$2,577

The Company conducted its annual goodwill impairment analysis in the fourth quarter of 2013 and 2012. As a result of the Company's annual assessment, Level 3 concluded that its goodwill was not impaired in 2013 or 2012.

(8) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of December 31, 2013 and December 31, 2012 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(678)	$108
Trademarks	55	(31)	24
Patents and Developed Technology	158	(117)	41
	999	(826)	173
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(826)	$205
December 31, 2012
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$776	$(633)	$143
Trademarks	55	(17)	38
Patents and Developed Technology	158	(103)	55
	989	(753)	236
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,021	$(753)	$268

During the fourth quarter of 2013 and 2012, the Company conducted its long-lived assets and indefinite-lived intangible assets impairment analysis and concluded that there was no impairment in both periods.

During the fourth quarter of 2011, the Company conducted its long-lived assets impairment analysis and determined that the carrying value of certain wireless spectrum licenses acquired in a prior acquisition was impaired and recognized a $20 million charge in Other, net.

Acquired finite-lived intangible assets amortization expense was $73 million in 2013, $90 million in 2012 and $99 million in 2011.

At December 31, 2013, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.3 years for customer contracts and relationships, 1.7 years for trademarks and 3 years for patents and developed technology.

As of December 31, 2013, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2014	$64
2015	48
2016	30
2017	15
2018	13
Thereafter	3
$173

(9) Restructuring Charges

Employee Separations

Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate from time to time various workforce reductions resulting in involuntary employee terminations. The Company also has initiated workforce reductions resulting from the integration of previously acquired companies. During 2013, 2012 and 2011, the Company initiated workforce reductions primarily focused on labor cost savings and organizational effectiveness. Restructuring charges totaled $47 million, $34 million and $11 million in 2013, 2012 and 2011, respectively, recorded in selling, general and administrative. As of December 31, 2013 and 2012, the Company had $8 million and $16 million, respectively, of employee termination liabilities.

Facility Closings

The Company also has accrued contract termination costs of $31 million and $35 million as of December 31, 2013 and December 31, 2012, respectively, for facility lease costs that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the consolidated balance sheets. The Company expects to pay the majority of these costs through 2025. The Company recognized a charge of approximately $7 million, a benefit of $2 million and a charge of $3 million in 2013, 2012 and 2011, respectively, as a result of facility lease costs. The Company records charges for contract termination costs within selling, general and administrative expenses in the consolidated statements of operations.

(10) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at December 31, 2013 and 2012. The interest rate swaps are recorded in the consolidated balance sheets at fair value (see Note 11 - Derivative Financial Instruments).

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the years ended December 31, 2013 and 2012.

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of December 31, 2013 and 2012:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current and non-current liabilities)	$12	$56	$—	$—	$12	$56
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$12	$56	$—	$—	$12	$56
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,604	$2,603	$2,633	$2,631	$—	$—
Senior Notes	5,198	5,185	5,673	5,712	—	—
Convertible Notes	474	846	—	286	647	748
Capital Leases and Other	86	98	—	—	86	98
Total Long-term Debt, including the current portion:	$8,362	$8,732	$8,306	$8,629	$733	$846

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

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both December 31, 2013 and 2012. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.7 billion at both December 31, 2013 and 2012, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Convertible Notes

The Company completed the redemption of its 6.5% Convertible Senior Notes due 2016 during the fourth quarter 2013. The fair value of the Company’s actively traded 6.5% Convertible Senior Notes due 2016 was approximately $286 million at December 31, 2012. The fair value of the Company’s actively traded Convertible Notes referenced above is based on the trading quotes for identical notes. The fair value of the Company’s Convertible Notes that are not actively traded, which includes the 7% Convertible Senior Notes due 2015, the 7% Convertible Senior Notes due 2015, Series B, and the 15% Convertible Senior Notes due 2013 that were repaid in full at maturity in the first quarter of 2013, was approximately $647 million and $748 million at December 31, 2013 and 2012, respectively. The estimated fair value of the Convertible Notes that are not actively traded is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (ranging from 7% to 15%), convertible optionality, corporate and security credit ratings, maturity date (ranging from 2013 to 2015), liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(11) Derivative Financial Instruments

The Company has floating rate long-term debt (see Note 12 - Long-Term Debt). Such debt exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also generally decreases. The Company uses interest rate swaps, in an attempt to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk is to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. The Company does not use derivative financial instruments for speculative purposes.

In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion principal amount of floating rate debt. The Company had designated these interest rate swap agreements as cash flow hedges. The two interest rate swap agreements are with different counterparties and are for $500 million each. The arrangements began in April 2007 and mature in January 2014. Under the terms of these arrangements, the Company receives interest payments based on rolling three month LIBOR and pays interest at the fixed rate of 4.93% under one arrangement and approximately 4.92% under the other.

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

As a result of the refinancing of the Tranche A Term Loan on August 6, 2012, the two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP and cash flow hedge accounting was discontinued. The Company recognized a non-cash loss on these agreements of approximately $60 million (excluding accrued interest) in the third quarter of 2012, which represented the cumulative loss recorded in AOCI at the date the instruments ceased to qualify as hedges (see Note 12 - Long-Term Debt). After August 6, 2012, the Company has recorded the change in the fair value of the swaps in Other, net in its Consolidated Statement of Operations until maturity of the swaps in early 2014. The Company recognized a loss of $2 million and $4 million for the years ended December 31, 2013 and 2012, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (dollars in millions):

	Liability Derivatives
	December 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$12	Other non-current liabilities	$56

The amount of net gains recognized in AOCI, including reclassifications, consists of the following (dollars in millions):

	Year Ended December 31,
Derivatives designated as hedging instruments	2013	2012	2011
Cash flow hedging contracts	$—	$90	$18

The amount of losses reclassified from AOCI to earnings (effective portions) consists of the following (dollars in millions):

		Year Ended December 31,
Derivatives designated as hedging instruments	Statement of Operations Location	2013	2012
Cash flow hedging contracts	Interest Expense	$—	$(26)

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (dollars in millions):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Statement of Operations Location	2013	2012	2011
Interest rate swaps	Other Expense - Other, net	$(2)	$(64)	$—

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

(12) Long-Term Debt

As of December 31, 2013 and December 31, 2012, long-term debt was as follows:

(dollars in millions)	December 31, 2013	December 31, 2012
Senior Secured Term Loan*	$2,611	$2,614
Floating Rate Senior Notes due 2015 (4.469% as of December 31, 2012)	—	300
10% Senior Notes due 2018	—	640
Floating Rate Senior Notes due 2018 (3.846% as of December 31, 2013)	300	—
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	—
15% Convertible Senior Notes due 2013	—	172
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
6.5% Convertible Senior Notes due 2016	—	201
Capital Leases	73	86
Other	13	12
Total Debt Obligations	8,392	8,780
Unamortized Discount:
Discount on Senior Secured Term Loan	(7)	(11)
Discount on 10% Senior Notes due 2018	—	(10)
Discount on 11.875% Senior Notes due 2019	(8)	(9)
Discount on 9.375% Senior Notes due 2019	(7)	(8)
Discount on 8.125% Senior Notes due 2019	(7)	(8)
Discount on 7% Convertible Senior Notes due 2015	(1)	(2)
Total Unamortized Discount	(30)	(48)
Carrying Value of Debt	8,362	8,732
Less current portion	(31)	(216)
Long-term Debt, less current portion	$8,331	$8,516

* The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.00% as of December 31, 2013. The $599 million Tranche B 2016 Term Loan due 2016, the $815 million Tranche B 2019 Term Loan due 2019 and the $1.2 billion Tranche B-II 2019 Term Loan due 2019, that were prepaid in 2013, had interest rates of 4.75%, 5.25% and 4.75%, respectively, as of December 31, 2012.

Senior Secured Term Loans

On March 13, 2007, Level 3 Communications, as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan to Level 3 Financing. The $1.4 billion senior secured term loan (the "Tranche A Term Loan") had an interest rate of LIBOR plus an applicable margin of 2.25% per annum. In addition, during the second quarter of 2009, Level 3 Financing amended and restated its existing senior secured Credit Agreement to increase the borrowings through the creation of a $280 million Tranche B Term Loan (the "Tranche B Term Loan") and had an interest rate of LIBOR plus 8.50% per annum, with LIBOR set at a minimum of 3.00%. The Tranche A Term Loan and Tranche B Term Loan, which were to mature on March 13, 2014, were prepaid in August 2012 and November 2011, respectively. The $1.4 billion Tranche A Term Loan had an effective interest rate of 2.65% as of December 31, 2011, excluding the effect of the $1 billion notional amount interest rate swaps.

The Company used a portion of the original net proceeds after transaction costs to repay Level 3 Financing's $730 million Senior Secured Term Loan due 2011 under that certain Credit Agreement dated June 27, 2006. In addition, the Company used a portion of the net proceeds to fund the purchase of certain of its existing debt securities.

On October 4, 2011, in connection with the closing of the Amalgamation, Level 3 Financing amended its existing Credit Agreement to incur an additional $650 million of borrowings through an additional tranche. The Company borrowed the Tranche B-II Term Loan from investors at a price of 99% of its principal amount. Debt issuance discount of approximately $7 million was reflected as a reduction in long-term debt. The Tranche B-II Term Loan accrued interest at 4.25% plus LIBOR, with a minimum LIBOR of 1.5%, with interest payments due quarterly. The Tranche B-II Term Loan, which was to mature on September 1, 2018, was prepaid in October 2012. The net proceeds from the Tranche B-II Term Loan were used to refinance certain existing indebtedness of Global Crossing in connection with the consummation of the Amalgamation and for general corporate purposes.

Additionally, on November 10, 2011, Level 3 Financing amended its existing Credit Agreement to incur an additional $550 million of borrowings through an additional tranche. The Company borrowed the Tranche B-III Term Loan from investors at a price of 95% of its principal amount. Debt issuance discount of approximately $28 million was reflected as a reduction in long-term debt. The Tranche B-III Term Loan accrued interest at 4.25% plus LIBOR, with a minimum LIBOR of 1.5%, with interest payments due quarterly. The Tranche B-III Term Loan which was to mature on September 1, 2018, was prepaid in October 2012. The net proceeds from the Tranche B-III Term Loan were used along with cash on hand to prepay the $280 million Tranche B Term Loan that was outstanding under the existing senior secured credit facility and the $274 million aggregate principal amount of Level 3 Communications' 3.5% Convertible Senior Notes due 2012.

On August 6, 2012, Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion and cash on hand. The New Term Loans were borrowed pursuant to an amended and restated Credit Agreement. The New Term Loans consist of: (a) $600 million senior secured term loan (the "Tranche B 2016 Term Loan) due February 1, 2016, and (b) $815 million senior secured term loan (the "Tranche B 2019 Term Loan) due August 1, 2019. Both tranches were prepaid in August 2013. The Tranche B 2016 Term Loan required repayment of 0.25% of the aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity. The interest rates on the loans were LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with LIBOR set at a minimum of 1.5% on both loans. The Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan were priced at 99.5% and 99.0% of par, respectively. Debt issuance discounts of approximately $3 million and $8 million were reflected as a reduction in long-term debt. The Company used the net proceeds from the New Term Loans, along with cash on hand, to prepay Level 3 Financing's $1.4 billion Tranche A Term Loan under the existing Credit Agreement that was to mature in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. Debt issuance costs for the Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan of approximately $9 million and $12 million, respectively, were capitalized and amortized over the respective terms of those term loans as interest expense using the effective interest method until prepayment. The Company recognized a loss on extinguishment of debt of $9 million as a result of refinancing the Tranche A Term Loan. In connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swap agreements that had previously hedged changes in the interest rate on $1 billion notional amount of floating rate debt.

On October 4, 2012, Level 3 Financing refinanced its existing $650 million Tranche B-II Term Loan and $550 million Tranche B-III Term Loan under its existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion. The Tranche B-II 2019 Term Loan was borrowed pursuant to an amended and restated Credit Agreement. The Tranche B-II 2019 Term Loan consisted of a $1.2 billion senior secured term loan that was to mature on August 1, 2019 and was prepaid in October 2013. The interest rate on the loan was LIBOR plus 3.25%, with LIBOR set at a minimum of 1.5%. The Tranche B-II 2019 Term Loan was priced at par. The Company used the net proceeds from the Tranche B-II 2019 Term Loan, along with cash on hand, to prepay Level 3 Financing's $650 million Tranche B-II Term Loan and $550 million Tranche B-III Term Loan under the existing Credit Agreement which were to mature in September 2018. Debt issuance costs of approximately $13 million were capitalized and amortized over the term of the Tranche B-II 2019 Term Loan as interest expense using the effective interest method until prepayment. The Company recognized a loss on extinguishment of debt of $50 million as a result of refinancing the Tranche B-II and Tranche B-III Term Loans.

On August 12, 2013, Level 3 Financing refinanced its existing $815 million Tranche B 2019 Term Loan under its existing senior credit facility through the creation of a new term loan in the aggregate principal amount of $815 million (the "Tranche B-III 2019 Term Loan"). The Tranche B-III 2019 Term Loan was borrowed pursuant to an amended and restated Credit Agreement. The Tranche B-III 2019 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on August 1, 2019. The Tranche B-III 2019 Term Loan was priced to lenders at par. Debt issuance costs related to the Tranche B 2019 Term Loan of approximately $10 million were allocated to the Tranche B-III 2019 Term Loan and continue to be amortized as interest expense using the new effective interest rate over its new term. The Company expensed debt issuance costs of approximately $9 million as of result of this transaction.

Additionally on August 16, 2013, Level 3 Financing refinanced its existing $595.5 million Tranche B 2016 Term Loan under its existing senior credit facility through the creation of a new term loan in the aggregate principal amount of $595.5 million (the "Tranche B 2020 Term Loan"). The Tranche B 2020 Term Loan was borrowed pursuant to an amended and restated Credit Agreement. The Tranche B 2020 Term Loan has an interest rate of LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The Tranche B 2020 Term Loan was priced to lenders at par. Debt issuance costs for the Tranche B 2020 Term Loan of approximately $7 million were capitalized and are being amortized as interest expense using the effective interest method over its term. The Company recognized a loss on extinguishment of debt of $8 million as of result of this transaction.

On October 4, 2013, Level 3 Financing refinanced its existing $1.2 billion Tranche B-II 2019 Term Loan under its existing senior credit facility by increasing the borrowings under the Tranche B 2020 Term Loan by an aggregate principal amount of $1.2 billion. The Tranche B 2020 Term Loan new aggregate principal amount is $1.796 billion. The $1.796 billion Tranche B 2020 Term Loan will continue to bear interest at LIBOR plus 3.00%, with a minimum LIBOR of 1.00%, and will mature on January 15, 2020. The additional portion of the Tranche B 2020 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront 0.25% fee at closing. As a result of this transaction, the Company recognized a loss on the refinancing of approximately $10 million, additional debt discount costs of $3 million that are being amortized as interest expense using the effective interest method over its term and debt issuance costs related to the Tranche B-II 2019 Term Loan of approximately $11 million were assigned to the Tranche B 2020 Term Loan and continue to be amortized as interest expense using the new effective interest rate over its new term.

As a result of amortization, the capitalized debt issuance costs have been reduced to $9 million and $20 million for the Tranche B-III 2019 and Tranche B 2020 Term Loans, respectively, at December 31, 2013.

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

The Senior Secured Term Loan is secured by a pledge of the equity interests in certain U.S.-based subsidiaries of Level 3 Financing, Inc.; 65% of the equity interests in each of Level 3 Financing, Inc.'s Canadian subsidiary and its Bermudan subsidiary that indirectly owns Global Crossing's non-U.S. subsidiaries; and liens on the assets of Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. In addition, Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Senior Secured Term Loan.

The Senior Secured Term Loan includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Senior Secured Term Loan also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios or other financial metrics.

Floating Rate Senior Notes due 2018

On November 26, 2013, Level 3 Financing completed the offering of $300 million aggregate principal amount of its Floating Rate Senior Notes due 2018 (the "2018 Floating Rate Notes"). Debt issuance costs of approximately $5 million were capitalized and are being amortized over the term of the 2018 Floating Rate Notes as interest expense using the effective interest method. The net proceeds from the offering, together with cash on hand, were used to redeem all of Level 3 Financing’s outstanding Floating Rate Senior Notes due 2015, including accrued interest and expenses. The Company recognized a loss on extinguishment of debt of $1 million as a result of this transaction. The 2018 Floating Rate Notes were priced at 100% of their principal amount and will mature on January 15, 2018. Interest on the notes will be payable on May 15 and November 15 of each year, beginning on May 15, 2014. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company. In addition, each of Level 3 Communications, Inc. and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the Floating Rate Senior Notes at the earliest practicable date and to enter into a guarantee of the Floating Rate Senior Notes promptly thereafter.

The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $4 million at December 31, 2013.

Prior to May 15, 2015, at the option of Level 3 Financing, the 2018 Floating Rate Notes will be subject to redemption, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days prior notice, at 100% of the principal amount of 2018 Floating Rate Notes so redeemed plus (i) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (ii) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date. The 2018 Floating Rate Notes will be redeemable at the option of Level 3 Financing, in whole or in part, on or after May 15, 2015, upon not less than 30 nor more than 60 days prior notice, at the redemption prices set forth below (expressed as percentages of the principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, if redeemed during the periods set forth below:

Period	Redemption Price
May 15, 2015 - May 14, 2016	102.00%
May 15, 2016 - November 14, 2016	101.00%
November 15, 2016 and thereafter	100.00%

In addition, at any time or from time to time on or prior to May 15, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 2018 Floating Rate Notes at a redemption price equal to 100% of the principal amount of the 2018 Floating Rate Notes so redeemed, plus a premium equal to the interest rate per annum on the 2018 Floating Rate Notes in effect on the date that notice of redemption is given, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to the capital of Level 3 Financing from one or more private placements of common stock of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 2018 Floating Rate Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption is required to be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

The offering of the 2018 Floating Rate Notes has not been registered under the Securities Act of 1933, as amended, and the 2018 Floating Rate Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2018 Floating Rate Notes were sold to persons reasonably believed to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. Level 3 Financing and the initial purchasers of the 2018 Floating Rate Notes entered into a registration rights agreement regarding the 2018 Floating Rate Notes pursuant to which Level 3 and Level 3 Financing agreed, among other things, to file an exchange offer registration statement with the Securities and Exchange Commission.

11.875% Senior Notes due 2019

In January 2011, in two separate transactions, Level 3 Communications issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019. The Company issued its 11.875% Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. Debt issuance costs of approximately $8 million were capitalized and are being amortized over the term of the 11.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the issuance of the 11.875% Senior Notes were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011. Debt issuance discount of approximately $11 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method. The 11.875% Senior Notes will mature on February 1, 2019 and are not guaranteed by the

Company’s subsidiaries. Interest on the notes accrues at 11.875% per year and is payable on April 1 and October 1 of each year, beginning April 1, 2011.

As of December 31, 2013, debt issuance discount remaining was $8 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2013.

The 11.875% Senior Notes are subject to redemption at the option of Level 3 Communications in whole or in part, at any time or from time to time, prior to February 1, 2015, at 100% of the principal amount of 11.875% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on or after February 1, 2015 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 1, of the years indicated below:

Year	Redemption Price
2015	105.938%
2016	102.969%
2017	100.000%

At any time or from time to time on or prior to February 1, 2014, the Company may redeem up to 35% of the original aggregate principal amount of the 11.875% Senior Notes at a redemption price equal to 111.875% of the principal amount of the 11.875% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, with the net cash proceeds contributed to the capital of Level 3 from one or more private placements of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 11.875% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

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

9.375% Senior Notes due 2019

On March 4, 2011, Level 3 Financing issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 at a price of 98.001% of their principal amount. Debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing’s outstanding 9.25% Senior Notes due 2014 on April 4, 2011. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 9.375% Senior Notes will mature on April 1, 2019. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on October 1, 2011.

As of December 31, 2013, debt issuance discount remaining was $7 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $8 million at December 31, 2013.

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

At any time or from time to time on or prior to April 1, 2014, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375% of the principal amount of the 9.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, with the net cash proceeds contributed to the capital of Level 3 Financing from one or more private placements or underwritten public offerings of common stock of the Company resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 9.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

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

8.125% Senior Notes due 2019

On June 9, 2011, Level 3 Escrow, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, issued $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019. Level 3 Escrow, Inc. issued the 8.125% Senior Notes to investors at a price of 99.264% of their principal amount. Debt issuance discount of approximately $4 million was reflected as a reduction in long-term debt and was amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method. As a result of certain conditions that could have required Level 3 Escrow, Inc. to redeem the notes on or before April 10, 2012, discussed further below, the initial term of the 8.125% Senior Notes was deemed to be through April 2012. When the contingency was resolved, the Company reclassified these notes into long-term debt and the remaining related debt issuance discount is being amortized as interest expense over the remaining term of the 8.125% Senior Notes using the effective interest method. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 8.125% Senior Notes will mature on July 1, 2019. Interest on the notes accrues at 8.125% per year and is payable on January 1 and July 1, beginning on January 1, 2012.

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

The gross proceeds from the offering of the 8.125% Senior Notes were deposited into a segregated escrow account and were to remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the Amalgamation and the assumption of the 8.125% Senior Notes by Level 3 Financing. In conjunction with the completion of the Amalgamation on October 4, 2011, the escrow conditions were satisfied. Debt issuance costs of approximately $32 million were capitalized and are being amortized over the term of the 8.125% Senior Notes using the effective interest method. Level 3 Financing assumed the obligations under the 8.125% Senior Notes and the notes were reclassified to long-term debt in the third quarter of 2011. Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds were used to refinance certain existing indebtedness of Global Crossing in connection with the closing of the Amalgamation.

As of December 31, 2013, debt issuance discount remaining was $7 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $25 million at December 31, 2013.

The 8.125% Senior Notes will be subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days prior notice, (i) prior to July 1, 2015, at 100% of the principal amount of 8.125% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and on and after July 1, 2015, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning July 1, of the years indicated below:

Year	Redemption Price
2015	104.063%
2016	102.031%
2017	100.000%

At any time or from time to time after the Notes Assumption and on or prior to July 1, 2014, up to 35% of the original aggregate principal amount of the 8.125% Senior Notes may be redeemed at a redemption price equal to 108.125% of the principal amount of the 8.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed from one or more private placements of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 8.125% Senior

Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

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

8.875% Senior Notes due 2019

On August 1, 2012, Level 3 Communications completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019. Debt issuance costs of approximately $7 million were capitalized and are being amortized over the term of the 8.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering of the notes was used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. The 8.875% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2019. Interest on the notes accrues from August 1, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Communications, ranking equal in right of payment with all other senior unsecured obligations of Level 3. The notes will not be guaranteed by any of the Company's subsidiaries.

As a result of amortization, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2013.

The 8.875% Senior Notes are subject to redemption at the option of Level 3 in whole or in part, at any time before June 1, 2015 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On and after June 1, 2015, Level 3 may redeem all or part of the 8.875% Senior Notes, upon not less than 30 nor more than 60 days prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning June 1, of the years indicated below:

Year	Redemption Price
2015	104.438%
2016	102.219%
2017	100.000%

In addition, at any time or from time to time on or prior to June 1, 2015, Level 3 may redeem up to 35% of the original aggregate principal amount of the 8.875% Senior Notes (including any additional 8.875% Senior Notes) at a redemption price equal to 108.875% of the principal amount of the 8.875% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.875% Senior Notes (including any additional 8.875% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

The 8.875% Senior Notes were not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement. During the second quarter of 2013, all of the originally placed 8.875% Senior Notes due 2019 issued by Level 3 Communications, were exchanged for a new issue of 8.875% Senior Notes due 2019 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

8.625% Senior Notes due 2020

On January 13, 2012, Level 3 Financing completed the offering of $900 million aggregate principal amount of its 8.625% Senior Notes due 2020. Debt issuance costs of approximately $20 million were capitalized and are being amortized over the term of the 8.625% Senior Notes as interest expense using the effective interest method. In February 2012, a portion of the net proceeds from the offering of the 8.625% Senior Notes were used to redeem all of Level 3 Financing's outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million. Level 3 Financing redeemed its 9.25% Senior Notes due 2014 at a price of 102.313% of the principal amount and recognized a loss on extinguishment of debt of $22 million during the first quarter of 2012.

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

The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes accrues from January 13, 2012 and will be payable on January 15 and July 15 of each year, beginning on July 15, 2012. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $16 million at December 31, 2013.

The 8.625% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before January 15, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On and after January 15, 2016, Level 3 Financing may redeem all or part of the 8.625% Senior Notes, upon not less than 30 nor more than 60 days prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning January 15, of the years indicated below:

Year	Redemption Price
2016	104.313%
2017	102.156%
2018	100.000%

In addition, at any time or from time to time on or prior to January 15, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) at a redemption price equal to 108.625% of the principal amount of the

8.625% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.625% Senior Notes (including any additional 8.625% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days prior notice. The 8.625% Senior Notes due 2020 issued by Level 3 Financing were not originally registered under the Securities Act of 1933, as amended.

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

7% Senior Notes due 2020

On August 6, 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020. Debt issuance costs of approximately $15 million were capitalized and are being amortized over the term of the 7% Senior Notes as interest using the effective interest method. The net proceeds from the offering of the notes, along with cash on hand were used to redeem all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged. Level 3 Financing redeemed its 8.75% Senior Notes due 2017 at a price of 104.375% of the principal amount and recognized a loss on extinguishment of debt of $40 million. The 7% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2020. Interest on the notes accrues from August 6, 2012 and will be payable on June 1 and December 1 of each year, beginning on December 1, 2012.The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $13 million at December 31, 2013.

The 7% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time before June 1, 2016 at the redemption price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest. On or after June 1, 2016, Level 3 Financing may redeem all or part of the 7% Senior Notes, upon not less than 30 nor more than 60 days prior notice, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve months beginning June 1, of the years indicated below:

Year	Redemption Price
2016	103.500%
2017	101.750%
2018	100.000%

In addition, at any time or from time to time on or prior to June 1, 2015, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes (including any additional 7% Senior Notes) at a redemption price equal to 107% of the principal amount of the 7% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 7% Senior Notes (including any additional 7% Senior Notes) would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

The 7% Senior Notes were not originally registered under the Securities Act of 1933, as amended, and included a registration rights agreement. During the second quarter of 2013, all of the originally placed 7% Senior Notes due 2020 issued by Level 3 Financing, were exchanged for a new issue of 7% Senior Notes due 2020 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

6.125% Senior Notes due 2021

On November 14, 2013, Level 3 Financing completed the offering of $640 million aggregate principal amount of its 6.125% Senior Notes due 2021 (the "6.125% Senior Notes"). Debt issuance costs of approximately $12 million were capitalized and are being amortized over the term of the 6.125% Senior Notes as interest using the effective interest method.The net proceeds from the offering, together with cash on hand, were used to redeem all of Level 3 Financing’s outstanding 10% Senior Notes due 2018, including accrued interest, applicable premiums and expenses. The Company recognized a loss on extinguishment of debt of $56 million as a result of this transaction. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company. In addition, each of Level 3 Communications, Inc. and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the 6.125% Senior Notes at the earliest practicable date and to enter into a guarantee of the 6.125% Senior Notes promptly thereafter.

The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 6.125% Senior Notes were priced at 100% of their principal amount and will mature on January 15, 2021. Interest on the Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

As a result of amortization, the capitalized debt issuance costs have been reduced to $12 million at December 31, 2013.

Prior to November 15, 2016, at the option of Level 3 Financing, the 6.125% Senior Notes will be subject to redemption, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days prior notice, at 100% of the principal amount of 6.125% Senior Notes so redeemed plus (i) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (ii) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date. On and after November 15, 2016, at the option of Level 3 Financing, the 6.125% Senior Notes will be subject to redemption, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days prior notice at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date. The redemption price for the 6.125% Senior Notes if redeemed during the twelve months beginning November 15, of the years indicated below:

Year	Redemption Price
2016	103.063%
2017	101.531%
2018	100.000%

In addition, at any time or from time to time on or prior to November 15, 2016, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 6.125% Senior Notes at a redemption price equal to 106.125% of the principal amount of the 6.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to the capital of Level 3 Financing from one or more private placements of common stock of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 65% of the original aggregate principal amount of the 6.125% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption is required to be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days prior notice.

The offering of the 6.125% Senior Notes has not been registered under the Securities Act of 1933, as amended, and the 6.125% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 6.125% Senior Notes were sold to "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. Level 3 Financing and the initial purchasers of the 6.125% Senior Notes entered into a registration rights agreement regarding the 6.125% Senior Notes pursuant to which Level 3 and Level 3 Financing agreed, among other things, to file an exchange offer registration statement with the Securities and Exchange Commission.

15% Convertible Senior Notes due 2013

On December 24, 2008, Level 3 Communications, Inc. received gross proceeds of $374 million and on December 31, 2008, the Company received gross proceeds of $26 million from the issuance of its $400 million 15% Convertible Senior Notes due 2013 (the "15% Convertible Senior Notes"). The proceeds from this issuance were primarily used to repurchase, through tender offers, a portion of the Company's 6% Convertible Subordinated Notes due 2009, 6% Convertible Subordinated Notes due 2010 and 2.875% Convertible Senior Notes due 2010. The 15% Convertible Senior Notes were priced at 100% of the principal amount of these notes. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

The 15% Convertible Senior Notes matured on January 15, 2013. Interest on the notes accrued from the date of original issuance at a rate of 15% per year and were payable on January 15 and July 15 of each year, beginning on January 15, 2009. The 15% Convertible Senior Notes contain limited covenants which restrict additional liens on assets of the Company.

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

On January 15, 2013, Level 3 Communications repaid at maturity approximately $172 million of its remaining 15% Convertible Senior Notes due 2013.

7% Convertible Senior Notes due 2015

On June 26, 2009, Level 3 Communications issued $200 million aggregate principal amount of 7% Convertible Senior Notes due 2015 under an indenture between Level 3 and The Bank of New York, as trustee. The 7% Convertible Senior Notes due 2015 were issued in conjunction with the exchange of approximately $142 million aggregate principal amount of the Company's 6% Convertible Subordinated Notes due 2010 and approximately $140 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010. As part of this exchange, Level 3 also paid $78 million in cash, including accrued and unpaid interest for the notes exchanged.

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

The 7% Convertible Senior Notes due 2015 mature on March 15, 2015 and bear interest at a rate of 7% per annum, payable semiannually in arrears on March 15 and September 15. Interest payments commence for the 7% Convertible Senior Notes due 2015 on September 15, 2009 and on March 15, 2010 for the 7% Convertible Senior Notes due 2015, Series B. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

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

Upon the occurrence of a designated event (a change of control or a termination of trading), holders of the 7% Convertible Senior Notes due 2015 will have the right, subject to certain exceptions and conditions, to require Level 3 to repurchase all or any part of the 7% Convertible Senior Notes due 2015 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest thereon (if any) to, but excluding, the designated event purchase date. In addition, if an event treated as a change in control of Level 3 occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 7% Convertible Senior Notes due 2015 at a purchase price of 100% of the principal amount, plus a "make-whole" premium, by increasing the conversion rate applicable to such 7% Convertible Senior Notes due 2015.

As of December 31,2013 the debt issuance discount remaining was $1 million. Debt issuance costs of $4 million were originally capitalized and are being amortized over the term of the 7% Convertible Senior Notes due 2015 as interest expense using the effective interest method. The capitalized unamortized debt issuance costs were $1 million at December 31, 2013.

6.5% Convertible Senior Notes due 2016

On September 20, 2010, Level 3 Communications received $170 million of net proceeds after transaction costs, from a public offering of $175 million aggregate principal amount of its 6.5% Convertible Senior Notes due 2016 (the "6.5% Convertible Senior Notes"). On October 5, 2010, in connection with the underwriters' exercise of the $26 million over-allotment option associated with the 6.5% Convertible Senior Notes, the Company received an additional $25.5 million net proceeds after transaction costs of less than $1 million. Debt issuance costs of $6 million were originally capitalized and are being amortized over the term of the 6.5% Convertible Senior Notes as interest expense using the effective interest method. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 6.5% Convertible Senior Notes will mature on October 1, 2016. Interest on the notes accrues at 6.5% per year and is payable semiannually on April 1 and October 1, beginning April 1, 2011.

The 6.5% Convertible Senior Notes were convertible by holders into shares of the Company's common stock at any time prior to maturity, unless previously redeemed, repurchased or unless the Company has caused the conversion rights to expire. The conversion rate is approximately 54 shares per each $1,000 principal amount of 6.5% Convertible Senior Notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $18.525 per share. In addition, if a designated event (a change in control or a termination of trading) occurs, Level 3 will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes due 2016 at a purchase price of 100% of the principal amount, plus accrued and unpaid interest thereon. If an event treated as a change in control occurs, the Company will be obligated, subject to certain conditions, to offer to purchase all of the outstanding 6.5% Convertible Senior Notes at a purchase price of 100% of the principal amount plus a "make-whole" premium, by increasing the conversion rate applicable to such 6.5% Convertible Senior Notes due 2016.

On November 25, 2013, the Company notified the holders of its 6.5% Convertible Senior Notes that the Company would be redeeming these notes on December 26, 2013 for a redemption price equal to 100% of their principal amount, plus accrued but unpaid interest up to, but not including, the redemption date. The holders of the 6.5% Convertible Senior Notes converted approximately $200 million aggregate principal amount of the notes into 10,814,264 shares of Level 3 common stock, par value $0.01 per share. On December 26, 2013, approximately $1 million aggregate principal amount of the remaining 6.5% Convertible Senior Notes was redeemed at a price equal to 100% of the principal amount plus accrued but unpaid interest.

Capital Leases

As of December 31, 2013, the Company had $73 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 8.4% on average as of December 31, 2013.

Other Debt

As of December 31, 2013, the Company had $13 million of other debt with an average interest rate of 0.4%.

Covenant Compliance

At December 31, 2013 and 2012, the Company was in compliance with the covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and fair value adjustments) were as follows as of December 31, 2013 (dollars in millions):

2014	$31
2015	483
2016	7
2017	6
2018	6
Thereafter	7,859
$8,392

(13) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income are as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Holding Gain (Loss) on Interest Rate Swaps	Defined Benefit Pension Plans	Total
Balance at January 1, 2011	$55	$(108)	$(45)	$(98)
Other comprehensive income (loss) before reclassifications	(16)	(28)	14	64
Amounts reclassified from accumulated other comprehensive loss	—	46	2	(46)
Balance at December 31, 2011	39	(90)	(29)	(80)
Other comprehensive income (loss) before reclassifications	17	25	(4)	132
Amounts reclassified from accumulated other comprehensive loss	—	65	3	(26)
Balance at December 31, 2012	56	—	(30)	26
Other comprehensive income (loss) before reclassifications	11	—	(3)	8
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Balance at December 31, 2013	$67	$—	$(31)	$36

(14) Employee Benefits and Stock-Based Compensation

The Company records non-cash compensation expense for its outperform stock appreciation rights, restricted stock units and shares, 401(k) matching contributions, and other stock-based compensation associated with the Company's discretionary bonus grants. Total non-cash compensation expense related to these equity awards was $151 million in 2013, $135 million in 2012 and $101 million in 2011.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	2013	2012	2011
OSO	$21	$14	$10
Restricted Stock Units and Shares	38	40	22
401(k) Match Expense	24	23	13
Restricted Stock Unit Bonus Grant	59	46	57
Management Incentive and Retention Plan	10	13	—
	152	136	102
Capitalized Non-Cash Compensation	(1)	(1)	(1)
	$151	$135	$101

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

OSOs and restricted stock units and shares are granted under the Level 3 Communications, Inc. Stock Plan, as amended (the "Stock Plan"), which term extends through May 20, 2020. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $5 million, $9 million and $12 million in 2013, 2012 and 2011, respectively.

Outperform Stock Options

OSOs were awarded through the end of 2013, and will continue to be outstanding through 2016. The Company's OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their OSOs. The Company believes that the OSO program directly aligned management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500® Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500® Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500® Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500® Index. To the extent that Level 3's common stock outperforms the S&P 500® Index, the value of OSO units to a holder may exceed the value of non-qualified stock options.

The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the settlement date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of exercise. The value of the OSO increased for increasing levels of outperformance. OSO units had a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Multiplied by a Success Multiplier of:
0% or Less	—
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

The Pre-multiplier Gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of settlement.

Upon settlement of an OSO, the Company shall deliver or pay to the grantee the difference between the fair market value of a share of Level 3 common stock as of the day prior to the settlement date, less the Adjusted Strike Price (the "Exercise Consideration"). The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company's discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the fair market value of a share of Level 3 common stock as of the date prior to the settlement date. Fair market value was defined in the OSO agreement as the closing price per share of Level 3 common stock on the national securities exchange on which the common stock is traded. Settlement of the OSO units does not require any cash outlay by the employee.

Beginning with awards made on or after April 1, 2007, OSO units were awarded monthly to employees in mid-management level and higher positions, had a three year life, vested 100% and fully settled on the third anniversary of the date of the award and were valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units was three years. During the first quarter of 2010, the Company revised the eligibility criteria and grant schedule for its non-cash compensation. Effective April 1, 2010, the Company's OSOs were granted quarterly to certain levels of management. There were no changes to the vesting schedule, or any other aspects of the non-cash compensation plans.

As of December 31, 2013, there was $15 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.99 years.

The fair value of the OSO units granted was calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the market conditions and success multiplier of the OSO program. The Company believes that given the relative short life of the OSOs and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

	Year Ended December 31,
	2013	2012	2011
S&P 500 Expected Dividend Yield Rate	2.24%	2.05%	1.83%
Expected Life	3 years	3 years	3 years
S&P 500 Expected Volatility Rate	19%	23%	30%
Level 3 Common Stock Expected Volatility Rate	39%	39%	44%
Expected S&P 500 Correlation Factor	0.44	0.32	0.39
Calculated Theoretical Value	101%	110%	120%
Estimated Forfeiture Rate	15%	20%	20%

The fair value of each OSO unit equaled the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.

As described above, recipients have no discretion on the timing to exercise OSO units. Thus the expected life of all such OSO units was three years. The Company estimates the stock price volatility using a combination of historical and implied volatility as Level 3 believes it is consistent with the approach most marketplace participants would consider using all available information to estimate expected volatility. The Company has determined that expected volatility is more reflective of market conditions and provides a more accurate indication of volatility than using solely historical volatility. In reaching this conclusion, the Company has considered many factors including the extent to which its future expectations of volatility over the respective term is likely to differ from historical measures.

The fair value for OSO units awarded to participants during the years ended December 31, 2013, 2012 and 2011 was approximately $17 million, $29 million and $12 million, respectively.

Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit			Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
						(in millions)
Balance January 1, 2011	1,056,392	$10.50	-	$51.60	$22.05	$—	1.73
Options granted	498,618	$14.70	-	$36.60	$23.96
Options forfeited	(96,174)	$10.50	-	$51.60	$22.36
Options expired	(140,655)	$31.80	-	$51.60	$44.64
Options exercised	(29,469)	$14.10	-	$15.75	$14.93
Balance December 31, 2011	1,288,712	$10.50	-	$36.60	$20.51	$1.8	1.53
Options granted	1,195,452	$16.99	-	$27.53	$24.65
Options forfeited	(72,335)	$12.00	-	$36.60	$21.80
Options expired	(278,111)	$15.00	-	$22.65	$18.45
Options exercised	(67,299)	$10.50	-	$13.80	$12.48
Balance December 31, 2012	2,066,419	$14.10	-	$36.60	$23.40	$6.6	1.73
Options granted	748,481	$20.29	-	$26.69	$22.64
Options forfeited	(271,883)	$14.10	-	$36.60	$22.33
Options expired	(286,924)	$16.35	-	$24.30	$21.48
Options exercised	(107,228)	$14.10	-	$14.10	$14.10
Balance December 31, 2013	2,148,865	$14.10	-	$36.60	$23.99	$31.6	1.46

			OSO Units Outstanding at December 31, 2013			OSO units Exercisable at December 31, 2013
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$14.10	-	$16.99	227,733	0.53	$15.90	—	$—
$20.29	-	$24.30	1,030,279	1.69	$21.92	—	$—
$26.69	-	$36.60	890,853	1.43	$28.46	—	$—
			2,148,865	1.46	$23.99	—	$—

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2013, 2012 and 2011, respectively. As noted above, all of the outstanding OSO units granted have an expected life of three years. The total intrinsic value of OSOs outstanding based on the Company's performance against the S&P 500® Index was $31.6 million, $6.6 million, and $1.8 million as of December 31, 2013, 2012 and 2011, respectively.

The total realized value of OSO units settled was $1.5 million, $0.8 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company issued 90,879, zero and 13,742 shares of Level 3 common stock upon the exercise of OSO units for the years ended

December 31, 2013, 2012 and 2011, respectively. The Company paid cash in lieu of shares of Level 3 common stock for the realized value of OSO units settled for the year ended December 31, 2012. The number of shares of Level 3 common stock issued upon settlement of an OSO unit varies based upon the relative performance of Level 3 stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO unit.

Restricted Stock and Units

Restricted stock units and shares are annually granted on July 1 to certain eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded totaled $34 million, $69 million and $35 million for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of these awards was calculated using the value of the Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2013, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $30 million and the weighted average period over which this cost will be recognized is 2.9 years.

The changes in nonvested restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	2,021,707	$22.95
Stock and units granted	1,030,676	$33.99
Lapse of restrictions	(845,717)	$27.79
Stock and units forfeited	(175,883)	$27.06
Nonvested at December 31, 2011	2,030,783	$26.25
Stock and units granted	2,869,584	$24.13
Lapse of restrictions	(1,048,757)	$26.06
Stock and units forfeited	(214,634)	$24.92
Nonvested at December 31, 2012	3,636,976	$24.71
Stock and units granted	1,617,592	$21.26
Lapse of restrictions	(1,841,757)	$25.19
Stock and units forfeited	(488,461)	$23.10
Nonvested at December 31, 2013	2,924,350	$22.77

The total fair value of restricted stock and restricted stock units whose restrictions lapsed in the years ended December 31, 2013, 2012 and 2011 was $46 million, $27 million and $24 million, respectively.

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

A summary of the retention restricted stock units granted under the MIRP is shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Stock and units granted	465,000	$25.92
Lapse of restrictions	—	$—
Stock and units forfeited	—	$—
Nonvested at December 31, 2012	465,000	$25.92
Stock and units granted	—	$—
Lapse of restrictions	(270,000)	$25.92
Stock and units forfeited	—	$—
Nonvested at December 31, 2013	195,000	$25.92

In addition, the number of restricted stock units that would be granted under the incentive portion of the MIRP based on expected performance would be 429,000 as of December 31, 2013.

The total fair value of retention restricted stock units awarded during the period ended December 31, 2013 under the MIRP was $12 million.

As of December 31, 2013, unamortized compensation cost related to the MIRP was zero. As of December 31, 2013, $15 million had been accrued in other current liabilities for the cash component of the MIRP.

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

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $17,500 in 2013 and $17,500 in 2014. Effective January 1, 2012, the Company matches 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits. Between March 6, 2009 and December 31, 2011, the Company matched 100% of employee contributions up to 3% of eligible earnings or applicable regulatory limits.

The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $24 million, $23 million and $13 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's matching contributions are recorded as non-cash compensation and included in selling, general and administrative expenses. Former U.S.-based Global Crossing employees became eligible to participate in the Level 3 401(k) plan starting January 1, 2012.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans was approximately $5 million, $7 million and $2 million for the years ended December 31, 2013, 2012 and 2011.

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

Information regarding NQ Options outstanding is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance at October 4, 2011	765,585	$10.82
Exercised	(167,395)	$10.93
Balance at December 31, 2011	598,190	$10.79
Exercised	(533,717)	$10.61
Forfeited	(2,149)	$14.39
Balance at December 31, 2012	62,324	$12.18
Exercised	(35,659)	$10.50
Balance at December 31, 2013	26,665	$14.43

The following table summarizes information concerning outstanding and exercisable NQ Options at December 31, 2013:

		Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share
$14.43	26,665	0.96 years	$14.43
Total	26,665	0.96 years	$14.43

The weighted average remaining contractual term was 0.96 years for NQ Options exercisable as of December 31, 2013. The total intrinsic value of NQ Options outstanding and exercisable was approximately $0.5 million as of December 31, 2013. The total intrinsic value of NQ Options exercised between January 1, 2013 and December 31, 2013 was $1 million and the Company received less than $1 million proceeds for the exercise of these options. The total intrinsic value of NQ Options exercised between January 1, 2012 and December 31, 2012 was $6 million and the Company received $5 million for the exercise of these options. The total intrinsic value of NQ Options exercised between October 4, 2011 and December 31, 2011 was $1 million and Level 3 received $2 million for the exercise of these options.

Defined Benefit Plans

The Company has certain contributory and non-contributory employee pension plans, which are not significant to the financial position or operating results of the Company. The Company recognizes in its balance sheet the funded status of its defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. The Company is also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $148 million and $146 million as of December 31, 2013 and 2012, respectively. The total benefit obligation was $165 million and $166 million as of December 31, 2013 and 2012, respectively. Therefore, the total funded status was an obligation of $17 million as of December 31, 2013. The total funded status was an obligation of $20 million as of December 31, 2012.

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

As of December 31, 2013, $124 million had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company generally expects to pay out 40% in cash and 60% in immediately-vested restricted stock units and shares of Level 3 common stock in the first quarter of 2014.

As of December 31, 2012, $103 million was accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $50 million cash and 2.1 million immediately-vested restricted stock units in 2013 for this plan.

As of December 31, 2011, $136 million was accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $72 million cash and 2.4 million immediately-vested restricted stock units in 2012 for this plan.

(15) Income Taxes

The following table summarizes the income tax provision attributable to loss from continuing operations before income taxes for each of the three years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
(dollars in millions)
Current:
United States federal	$9	$—	$—
State	(1)	(2)	—
Foreign	(37)	(36)	(8)
	(29)	(38)	(8)
Deferred, net of changes in valuation allowances:
United States federal	(3)	(3)	(30)
State	—	—	(1)
Foreign	(6)	(7)	(2)
Income tax provision	$(38)	$(48)	$(41)

The United States and Foreign components of loss from continuing operations before income taxes for each of the three years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
(dollars in millions)
United States	$(122)	$(434)	$(692)
Foreign	51	60	(94)
	$(71)	$(374)	$(786)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes for each of the three years ended December 31, 2013, 2012 and 2011 is shown in the following table:

	2013	2012	2011
	(dollars in millions)
Computed tax benefit at statutory rate	$25	$131	$275
Effect of earnings in jurisdictions outside of US	12	25	(13)
Change in valuation allowance	(27)	(145)	(213)
Permanent items	(44)	(48)	(44)
Indefinite-lived assets	(3)	(3)	(26)
Uncertain tax positions	9	(3)	(1)
Changes in tax rates	(7)	(4)	(3)
Other, net	(3)	(1)	(16)
Income tax provision	$(38)	$(48)	$(41)

The components of the net deferred tax assets (liabilities) as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$132	$119
Deferred revenue	336	271
Unutilized tax net operating loss carry forwards	4,791	4,611
Fixed assets and intangible assets	102	134
Intercompany loss	139	148
Other	144	162
Total Deferred Tax Assets	5,644	5,445
Deferred Tax Liabilities:
Fixed assets and intangible assets	(790)	(702)
Deferred revenue	(76)	(87)
Other	(33)	(45)
Foreign branch income	(163)	(37)
Total Deferred Tax Liabilities	(1,062)	(871)
Net Deferred Tax Assets before valuation allowance	4,582	4,574
Valuation Allowance	(4,698)	(4,697)
Net Deferred Tax Liability after Valuation Allowance	$(116)	$(123)
Balance sheet classification of deferred taxes:
Net current deferred income tax asset	$9	$9
Net current deferred income tax liability	(2)	(3)
Net non-current deferred income tax asset	211	219
Net non-current deferred income tax liability	(334)	(348)
Net Deferred Tax Liability after Valuation Allowance	$(116)	$(123)

Under the rules prescribed by Internal Revenue Code ("IRC") Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods. During the twelve months ended December 31, 2013, the Company completed an extensive analysis of the IRC Section 382 limitation related to the Global Crossing acquisition that resulted in an increase to the Company’s net operating loss carry forwards in the amount of approximately $0.3 billion on a pre-tax basis. During the twelve months ended December 31, 2012, a similar analysis of the Company's IRC Section 382 limitation resulted in an increase to the Company's net operating loss carry forwards in the amount of approximately $1.0 billion on a pre-tax basis. There was no financial effect in the consolidated statement of operations associated with these increases as a full valuation allowance has been recorded against the additional deferred tax asset.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $9.1 billion (net of IRC Section 382 limitation) for U.S. federal income tax purposes. These loss carry forwards expire in future years through 2033 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31,	Amount
2023	$220
2024	1,302
2025	1,186
2026	1,064
2027	1,644
2028	482
2029	694
2030	687
2031	832
2032	726
2033	221
$9,058

As of December 31, 2013 the Company had state net operating loss carry forwards of approximately $7.2 billion that are subject to limitations on their utilization and have various expiration periods through 2033. The Company had approximately $6.5 billion of foreign jurisdiction net operating loss carry forwards that are subject to limitations on their utilization. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded against U.S. and certain foreign jurisdiction deferred tax assets for which the Company has concluded under relevant accounting standards that it is not more likely than not that the deferred tax assets are realizable. The valuation allowance for deferred tax assets was approximately $4.7 billion as of both December 31, 2013 and December 31, 2012.

The Company provides for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign corporations unless they are considered indefinitely reinvested outside the United States. The amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was immaterial.

The Company's liability for uncertain tax positions totaled $13 million at December 31, 2013 and $18 million at December 31, 2012. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $13 million ($18 million as of December 31, 2012) and a reduction in the effective tax rate. The Company expects that the liability for uncertain tax positions will decrease by approximately $2 million (plus $4 million of associated interest and penalty) during the twelve months ended December 31, 2014. A reconciliation of the beginning and ending balance of unrecognized tax benefits follows (dollars in millions):

Amount
Balance as of January 1, 2011	$6
Gross increases - Global Crossing tax positions of prior years	11
Gross decreases - tax positions of prior years	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2011	15
Gross increases - tax positions of prior years	4
Gross increases - tax positions during 2012	1
Gross decreases - lapse of statute of limitations	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2012	18
Gross increases - tax positions of prior years	—
Gross increases - tax positions during 2013	1
Gross decreases - lapse of statute of limitations	(6)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2013	$13

The unrecognized tax benefits in the table above do not include accrued interest and penalties of $18 million, $22 million and $20 million as of December 31, 2013, 2012 and 2011, respectively. The Company's policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its consolidated statements of operations of a benefit of approximately $4 million and charges of approximately $3 million and zero for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(16) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Through the end of the third quarter of 2013, the Company was comprised of one reportable segment representing its communications services business, which was consistent with how the Company’s previous CODM, James Q. Crowe, evaluated results and allocated resources. Effective April 11, 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors to be the Company's president and Chief Executive Officer. As a result, the Company has realigned its segment reporting structure to reflect how its new CODM, Mr. Storey, monitors performance and allocates resources based on the three separate geographic regions in which the Company operates. Accordingly, the Company's reportable segments consist of 1) North America, 2) Europe, the Middle East and Africa (EMEA), 3) and Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments. Historical presentation of segment information has been retrospectively reclassified to conform to the new geographical presentation.

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income (loss) from the consolidated statements of operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses, (4) depreciation and amortization expense, and (5) non-cash stock compensation expense included within selling, general and administrative expenses.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock compensation expense, and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Revenue and the related expenses are attributed to regions based on where services are provided. Revenue and costs for services provided in more than one region are allocated equally between the regions, and the Company does not otherwise charge for services between reportable segments. Therefore, segment results do not include any intercompany revenues. The operating activities of the separate regions along with the activities that are not attributable to a segment are interdependent, and the regional results in the tables below do not include all intercompany charges and allocations that would be necessary to report the regional results on a standalone basis.

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•
Wholesale Voice Services and Other revenue from sales to other carriers of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the SBC Master Services Agreement, which was obtained through an acquisition in 2005.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of the Company believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component and the positive cash flows from the Other revenue component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenues by segment for each of the years ended December 31,

(dollars in millions)	2013	2012	2011
Core Network Services Revenue:
North America	$3,949	$3,840	$2,915
EMEA	888	911	475
Latin America	754	712	176
Total Core Network Services Revenue	$5,591	$5,463	$3,566

Wholesale Voice Services and Other Revenue:
North America	$681	$863	$731
EMEA	31	40	34
Latin America	10	10	2
Total Wholesale Voice Services and Other Revenue	$722	$913	$767

Total Consolidated Revenue	$6,313	$6,376	$4,333

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net loss for each of the years ended December 31,

(dollars in millions)	2013	2012	2011
Adjusted EBITDA:
North America	$1,799	$1,708	$1,325
EMEA	226	195	104
Latin America	313	278	70
Unallocated Corporate Expenses	(714)	(722)	(541)
Consolidated Adjusted EBITDA	$1,624	$1,459	$958
Income Tax Expense	(38)	(48)	(41)
Total Other Expense	(737)	(949)	(838)
Depreciation and Amortization	(800)	(749)	(805)
Non-Cash Stock Compensation	(151)	(135)	(101)
Non-Cash Impairment	(7)	—	—
Income from Discontinued Operations	—	—	71
Total Consolidated Net Loss	$(109)	$(422)	$(756)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures for each of the years ended December 31,

(dollars in millions)	2013	2012	2011
Capital Expenditures:
North America	$398	$407	$353
EMEA	128	115	66
Latin America	134	122	27
Unallocated Corporate Capital Expenditures	100	99	48
Consolidated Capital Expenditures	$760	$743	$494

The following table presents total assets by segment:

	As of December 31,
(dollars in millions)	2013	2012
Assets:
North America	$8,133	$8,495
EMEA	2,030	2,015
Latin America	2,445	2,513
Other	266	284
Total Consolidated Assets	$12,874	$13,307

(17) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $216 million and are included in "Other" current liabilities and "Other Liabilities" in the Company's consolidated balance sheet at December 31, 2013. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at December 31, 2013. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $60 million at December 31, 2013.

The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected the Company's administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 with the Tribunal Fiscal, the highest level of administrative review, which is not part of the Peru judiciary (the "Tribunal"). In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, adjudicating the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. During the fourth quarter of 2013, the Company released a reserve of $28 million for tax, penalty and associated interest related to calendar year 2002 due to the expiration of the statute of limitations. In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Other than an immaterial amount, all assessed items dismissed by the Tribunal in this administrative resolution remain open for reassessment by SUNAT. In December 2013, SUNAT initiated an audit in order to reassess the 2001 amounts declared null by the Tribunal. The Company is contesting SUNAT's authority to conduct an audit of these amounts.

In November 2011, the Tribunal issued a administrative resolution with respect to assessed 2001 withholding tax, holding that the statute of limitations had run prior to assessment by SUNAT. The Company believes that this administrative resolution of the withholding tax issue is likely to be final, and the Company expects to win a similar administrative resolution with respect to assessed 2002 withholding tax. However, penalties with respect to withholding tax are not time-barred, and were confirmed in the Tribunal's October 2011 administrative resolution.

The Company has appealed the Tribunal's October 2011 decision to the judicial court in Peru and intends to file an appeal of the Tribunal's July 2013 decision to the judicial court as well.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $40 million at December 31, 2013.

Brazilian Tax Claims

In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services ("ICMS") with respect to revenue from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the December 2004 and September 2002 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012, the Company received a favorable ruling from the lower court on the December 2004 assessment regarding equipment leasing, but that ruling is subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the March, April and July 2009 and May 2012 assessments are still pending final administrative decisions.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $60 million at December 31, 2013 in excess of the accruals established for these matters.

Letters of Credit

It is customary for the Company to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 31, 2013 and December 31, 2012, the Company had outstanding letters of credit or other similar obligations of approximately $29 million and $31 million, respectively, of which $25 million and $29 million, are collateralized by cash, that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

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

The right-of-way agreements have various expiration dates through 2088. Payments under these right-of-way agreements were $161 million in 2013, $172 million in 2012 and $135 million in 2011.

The Company has obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $311 million in 2013, $308 million in 2012 and $232 million in 2011.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company includes payments due during these automatic renewal periods given the significant cost to relocate the Company's network and other facilities.

Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2013 (dollars in millions):

	Right-of-Way Agreements	Facilities and Other Assets	Total	Future Minimum Sublease Receipts
2014	$119	$268	$387	$13
2015	61	238	299	9
2016	56	183	239	8
2017	50	162	212	6
2018	49	163	212	5
Thereafter	365	553	918	6
	$700	$1,567	$2,267	$47

Certain right-of-way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.

Certain other right-of-way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right-of-way agreements in the table above for a period of 1 year from January 1, 2014, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

Cost of Access and Third-Party Maintenance

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

The following table summarizes the Company's purchase commitments at December 31, 2013 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$744	$338	$388	$15	$3
Third-Party Maintenance Services	232	60	46	33	93
	$976	$398	$434	$48	$96

(18) Condensed Consolidating Financial Information

Level 3 Financing, Inc. a wholly owned subsidiary of the Company, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

In conjunction with the registration of the Level 3 Financing, Inc. Senior Notes, other than the Floating Rate Senior Notes due 2018 and the 6.125% Senior Notes due 2021, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered."

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the statements of operations, balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,825	$3,734	$(246)	$6,313
Costs and Expenses:
Cost of Revenue	—	—	1,068	1,649	(246)	2,471
Depreciation and Amortization	—	—	289	511	—	800
Selling, General and Administrative	3	1	1,544	828	—	2,376
Total Costs and Expenses	3	1	2,901	2,988	(246)	5,647
Operating Income (Loss)	(3)	(1)	(76)	746	—	666
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(151)	(497)	(3)	2	—	(649)
Interest income (expense) affiliates, net	1,091	1,706	(2,679)	(118)	—	—
Equity in net earnings (losses) of subsidiaries	(1,039)	(2,164)	550	—	2,653	—
Other, net	—	(85)	4	(7)	—	(88)
Total Other Expense	(99)	(1,040)	(2,128)	(123)	2,653	(737)
Income (Loss) before Income Taxes	(102)	(1,041)	(2,204)	623	2,653	(71)
Income Tax Expense	(7)	2	—	(33)	—	(38)
Net Income (Loss)	(109)	(1,039)	(2,204)	590	2,653	(109)
Other Comprehensive Loss, Net of Income Taxes	10	10	—	10	(20)	10
Comprehensive Income (Loss)	$(99)	$(1,029)	$(2,204)	$600	$2,633	$(99)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,657	$3,975	$(256)	$6,376
Costs and Expenses:
Cost of Revenue	—	—	996	1,854	(248)	2,602
Depreciation and Amortization	—	—	260	489	—	749
Selling, General and Administrative	2	1	1,559	896	(8)	2,450
Total Costs and Expenses	2	1	2,815	3,239	(256)	5,801
Operating Income (Loss)	(2)	(1)	(158)	736	—	575
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(168)	(535)	(3)	(27)	—	(733)
Interest income (expense) affiliates, net	976	1,598	(2,233)	(341)	—	—
Equity in net earnings (losses) of subsidiaries	(1,188)	(2,066)	92	—	3,162	—
Other, net	(39)	(184)	6	(1)	—	(218)
Total Other Expense	(419)	(1,187)	(2,137)	(368)	3,162	(949)
Income (Loss) before Income Taxes	(421)	(1,188)	(2,295)	368	3,162	(374)
Income Tax Expense	(1)	—	(4)	(43)	—	(48)
Net Income (Loss)	(422)	(1,188)	(2,299)	325	3,162	(422)
Other Comprehensive Income, Net of Income Taxes	106	106	—	16	(122)	106
Comprehensive Income (Loss)	$(316)	$(1,082)	$(2,299)	$341	$3,040	$(316)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,367	$2,196	$(230)	$4,333
Costs and Expenses:
Cost of Revenue	—	—	888	1,036	(218)	1,706
Depreciation and Amortization	—	—	376	429	—	805
Selling, General and Administrative	2	19	1,270	491	(12)	1,770
Total Costs and Expenses	2	19	2,534	1,956	(230)	4,281
Operating Income (Loss)	(2)	(19)	(167)	240	—	52
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(211)	(471)	(3)	(31)	—	(716)
Interest income (expense) affiliates, net	865	1,423	(2,065)	(223)	—	—
Equity in net earnings (losses) of subsidiaries	(1,346)	(2,241)	122	—	3,465	—
Other, net	(62)	(38)	9	(32)	—	(123)
Total Other Expense	(754)	(1,327)	(1,937)	(285)	3,465	(838)
Loss before Income Taxes	(756)	(1,346)	(2,104)	(45)	3,465	(786)
Income Tax Expense	—	—	(15)	(26)	—	(41)
Loss from Continuing Operations	(756)	(1,346)	(2,119)	(71)	3,465	(827)
Income From Discontinued Operations, Net	—	—	—	71	—	71
Net Loss	(756)	(1,346)	(2,119)	—	3,465	(756)
Other Comprehensive Income (Loss), Net of Income Taxes	18	18	—	—	(18)	18
Comprehensive Loss	$(738)	$(1,328)	$(2,119)	$—	$3,447	$(738)

Condensed Consolidating Balance Sheets
December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$347	$270	$—	$631
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	79	594	—	673
Due from affiliates	15,507	16,886	—	—	(32,393)	—
Other	2	15	47	79	—	143
Total Current Assets	15,517	16,907	474	949	(32,393)	1,454
Property, plant, and equipment, net	—	—	3,028	5,212	—	8,240
Restricted cash and securities	3	—	18	2	—	23
Goodwill and other intangibles, net	—	—	395	2,387	—	2,782
Investment in subsidiaries	10,039	27,014	3,735	—	(40,788)	—
Other assets, net	10	113	11	241	—	375
Total Assets	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$42	$581	$—	$625
Current portion of long-term debt	—	—	3	28	—	31
Accrued payroll and employee benefits	—	—	171	38	—	209
Accrued interest	30	129	—	1	—	160
Current portion of deferred revenue	—	—	131	122	—	253
Due to affiliates	—	—	32,165	228	(32,393)	—
Other	—	13	74	81	—	168
Total Current Liabilities	30	144	32,586	1,079	(32,393)	1,446
Long-term debt, less current portion	1,370	6,905	17	39	—	8,331
Deferred revenue, less current portion	—	—	603	303	—	906
Other liabilities	15	27	135	603	—	780
Commitments and Contingencies
Stockholders' Equity (Deficit)	24,154	36,958	(25,680)	6,767	(40,788)	1,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Condensed Consolidating Balance Sheets
December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$253	$5	$386	$335	$—	$979
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	93	621	—	714
Due from affiliates	14,446	15,709	—	7	(30,162)	—
Other	3	16	49	73	—	141
Total Current Assets	14,702	15,730	529	1,043	(30,162)	1,842
Property, plant, and equipment, net	—	—	2,926	5,273	—	8,199
Restricted cash and securities	12	—	17	6	—	35
Goodwill and other intangibles, net	—	—	429	2,404	—	2,833
Investment in subsidiaries	(11,756)	(20,470)	3,242	—	28,984	—
Other assets, net	16	119	11	252	—	398
Total Assets	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$2	$53	$723	$—	$779
Current portion of long-term debt	172	6	6	32	—	216
Accrued payroll and employee benefits	—	—	161	50	—	211
Accrued interest	45	163	—	1	—	209
Current portion of deferred revenue	—	—	109	142	—	251
Due to affiliates	—	—	30,162	—	(30,162)	—
Other	1	1	29	105	—	136
Total Current Liabilities	219	172	30,520	1,053	(30,162)	1,802
Long-term debt, less current portion	1,570	6,886	20	40	—	8,516
Deferred revenue, less current portion	—	—	602	285	—	887
Other liabilities	14	81	75	761	—	931
Commitments and Contingencies
Stockholders' Equity (Deficit)	1,171	(11,760)	(24,063)	6,839	28,984	1,171
Total Liabilities and Stockholders' Equity (Deficit)	$2,974	$(4,621)	$7,154	$8,978	$(1,178)	$13,307

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(169)	$(557)	$710	$729	$—	$713
Cash Flows from Investing Activities:
Capital expenditures	—	—	(312)	(448)	—	(760)
Change in restricted cash and securities, net	9	—	(1)	5	—	13
Other	—	—	1	1	—	2
Net Cash Provided by (Used in) Investing Activities	9	—	(312)	(442)	—	(745)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	1,502	—	—	—	1,502
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(173)	(1,586)	(4)	(33)	—	(1,796)
Increase (decrease) due from/to affiliates, net	88	642	(433)	(297)	—	—
Net Cash Provided by (Used in) Financing Activities	(85)	558	(437)	(330)	—	(294)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(22)	—	(22)
Net Change in Cash and Cash Equivalents	(245)	1	(39)	(65)	—	(348)
Cash and Cash Equivalents at Beginning of Year	253	5	386	335	—	979
Cash and Cash Equivalents at End of Year	$8	$6	$347	$270	$—	$631

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(165)	$(520)	$140	$1,123	$—	$578
Cash Flows from Investing Activities:
Capital expenditures	—	—	(276)	(467)	—	(743)
Change in restricted cash and securities, net	6	—	2	12	—	20
Other	—	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	6	—	(274)	(457)	—	(725)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	293	4,211	—	—	—	4,504
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(4,161)	—	(141)	—	(4,302)
Proceeds from stock options exercised	5	—	—	—	—	5
Increase (decrease) due from affiliates, net	112	469	(98)	(483)	—	—
Net Cash Provided by (Used in) Financing Activities	410	519	(98)	(624)	—	207
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	251	(1)	(232)	43	—	61
Cash and Cash Equivalents at Beginning of Year	2	6	618	292	—	918
Cash and Cash Equivalents at End of Year	$253	$5	$386	$335	$—	$979

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(176)	$(428)	$293	$699	$—	$388
Cash Flows from Investing Activities:
Capital expenditures	—	—	(197)	(297)	—	(494)
Change in restricted cash and securities, net	—	—	3	(57)	—	(54)
Other	—	—	1	3	—	4
Investments in Global Crossing, net of cash acquired	—	—	—	146	—	146
Net Cash Used in Investing Activities of Continuing Operations	—	—	(193)	(205)	—	(398)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	292	1,586	—	—	—	1,878
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(521)	(755)	—	(341)	—	(1,617)
Increase (decrease) due from affiliates, net	234	(404)	168	2	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	5	427	168	(339)	—	261
Net Cash Provided by Discontinued Operations	—	—	—	51	—	51
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	(171)	(1)	268	206	—	302
Cash and Cash Equivalents at Beginning of Year	173	7	350	86	—	616
Cash and Cash Equivalents at End of Year	$2	$6	$618	$292	$—	$918

(19) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
(dollars in millions except per share data)
Revenue	$1,577	$1,586	$1,565	$1,586	$1,569	$1,590	$1,602	$1,614
Gross Margin	948	929	949	938	961	948	984	959
Operating Income	155	116	140	133	152	138	219	188
Net Income (Loss)	(78)	(138)	(24)	(62)	(21)	(166)	14	(56)
Income (Loss) per share (Basic and Diluted)	$(0.36)	$(0.66)	$(0.11)	$(0.29)	$(0.09)	$(0.76)	$0.06	$(0.26)

Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the loss per share for each of the four quarters may not equal the loss per share for the year.

During the fourth quarter of 2013, the Company recognized a loss on modification and extinguishment of debt of $67 million, including $10 million related to the refinancing of the Tranche B-II 2019 Term Loan, $56 million related to the refinancing of the 10% Senior Notes due 2018 and $1 million related to the refinancing of the Floating Rate Senior Notes due 2015.

During the third quarter of 2013, the Company recognized a loss on modification and extinguishment of debt of $17 million related to the refinancing of the $595.5 million Tranche B 2016 and the $815 million Tranche B 2019 Term Loans.

During the fourth quarter of 2012, the Company recognized a loss on extinguishment of debt of $50 million in connection with the refinancing of the $650 million Tranche B-II Term Loan and $550 million Tranche B-III Term Loan. Additionally in the fourth quarter of 2012, the Company recognized $20 million of restructuring charges.

During the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations as a result of a strategic review of the Company's real estate portfolio. As a result, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. (see Note 4 - Asset Retirement Obligations).

During the third quarter of 2012, the Company recognized a loss on extinguishment of debt of $49 million, including $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan and the repayment of existing vendor financing obligations and $40 million as a result of the redemption of the 8.75% Senior Notes due 2017. Also in the third quarter of 2012, the Company recognized a non-cash loss in "Other, net" of $60 million on interest rate swap agreements that were deemed "ineffective" under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan.

During the first quarter of 2012, the Company recognized a loss on extinguishment of debt of $61 million, including $22 million related to the redemption of the 9.25% Senior Notes due 2014 and $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 27, 2014.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JEFF K. STOREY
	Name:	Jeff K. Storey
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	February 27, 2014
/s/ JEFF K. STOREY Jeff K. Storey	President and Chief Executive Officer and Director	February 27, 2014
/s/ SUNIT S. PATEL Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2014
/s/ KEVIN P. CHILTON Kevin P. Chilton	Director	February 27, 2014
/s/ ARCHIE R. CLEMINS Archie R. Clemins	Director	February 27, 2014
/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 27, 2014
/s/ JAMES O. ELLIS, JR James O. Ellis, Jr.	Director	February 27, 2014
/s/ T. MICHAEL GLENN T. Michael Glenn	Director	February 27, 2014
/s/ RICHARD R. JAROS Richard R. Jaros	Director	February 27, 2014
/s/ MICHAEL J. MAHONEY Michael J. Mahoney	Director	February 27, 2014
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Director	February 27, 2014
/s/ JOHN T. REED John T. Reed	Director	February 27, 2014
/s/ PETER SEAH LIM HUAT Peter Seah Lim Huat	Director	February 27, 2014
/s/ PETER VAN OPPEN Peter van Oppen	Director	February 27, 2014
/s/ ALBERT C. YATES Albert C. Yates	Director	February 27, 2014