Form 10-Q
period 2014-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2014-05-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No x

The number of shares outstanding of each class of the issuer’s common stock, as of May 5, 2014:

Common Stock: 237,364,387 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2014	2013
Revenue	$1,609	$1,577
Costs and Expenses Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	614	629
Depreciation and Amortization	184	194
Selling, General and Administrative	547	599
Total Costs and Expenses	1,345	1,422
Operating Income	264	155
Other Income (Expense):
Interest expense	(151)	(169)
Other, net	6	(50)
Total Other Expense	(145)	(219)
Income (Loss) Before Income Taxes	119	(64)
Income Tax Expense	(7)	(14)
Net Income (Loss)	$112	$(78)

Basic Earnings per Common Share
Net Income (Loss) Per Share	$0.48	$(0.36)
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	235,635	219,268

Diluted Earnings per Common Share
Net Income (Loss) Per Share	$0.47	$(0.36)
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	239,294	219,268

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2014	2013
Net Income (Loss)	$112	$(78)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	5	(44)
Other, net	1	(8)
Other Comprehensive Income (Loss), Before Income Taxes	6	(52)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	6	(52)
Comprehensive Income (Loss)	$118	$(130)

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$607	$631
Restricted cash and securities	7	7
Receivables, less allowances for doubtful accounts of $36 and $32, respectively	699	673
Other	159	143
Total Current Assets	1,472	1,454
Property, Plant and Equipment, net of accumulated depreciation of $9,243 and $9,089, respectively	8,260	8,240
Restricted Cash and Securities	22	23
Goodwill	2,575	2,577
Other Intangibles, net	186	205
Other Assets, net	374	375
Total Assets	$12,889	$12,874
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$561	$625
Current portion of long-term debt	503	31
Accrued payroll and employee benefits	114	209
Accrued interest	174	160
Current portion of deferred revenue	262	253
Other	142	168
Total Current Liabilities	1,756	1,446
Long-Term Debt, less current portion	7,856	8,331
Deferred Revenue, less current portion	901	906
Other Liabilities	778	780
Total Liabilities	11,291	11,463
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 237,171,332 issued and outstanding at March 31, 2014 and 234,688,063 issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	14,408	14,339
Accumulated other comprehensive income	42	36
Accumulated deficit	(12,854)	(12,966)
Total Stockholders’ Equity	1,598	1,411
Total Liabilities and Stockholders’ Equity	$12,889	$12,874

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$112	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184	194
Non-cash compensation expense attributable to stock awards	10	37
Accretion of debt discount and amortization of debt issuance costs	9	9
Accrued interest on long-term debt, net	14	(30)
Non-cash tax adjustments	(5)	—
Deferred income taxes	7	9
Gain on sale of property, plant and equipment and other assets	(1)	—
Other, net	(12)	17
Changes in working capital items:
Receivables	(26)	(29)
Other current assets	(18)	(25)
Payables	(69)	(45)
Deferred revenue	1	(3)
Other current liabilities	(65)	(49)
Net Cash Provided by Operating Activities	141	7
Cash Flows from Investing Activities:
Capital expenditures	(163)	(169)
Decrease in restricted cash and securities, net	1	3
Net Cash Used in Investing Activities	(162)	(166)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(3)	(186)
Net Cash Used in Financing Activities	(3)	(186)
Effect of Exchange Rates on Cash and Cash Equivalents	—	(24)
Net Change in Cash and Cash Equivalents	(24)	(369)
Cash and Cash Equivalents at Beginning of Period	631	979
Cash and Cash Equivalents at End of Period	$607	$610

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$128	$190
Income taxes paid, net of refunds	$11	$9

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

Description of Business

Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") is an international facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company created its communications network by constructing its own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. The Company designed its network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

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

The accompanying consolidated balance sheet as of December 31, 2013, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Property, Plant and Equipment

In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company determined that the period it expects to use certain assets is longer than the remaining originally estimated useful lives. The Company completed its evaluation in the first quarter 2014 and revised its estimated useful lives for: IP equipment from its historical estimate of four years to a revised estimate of seven years; racks and cabinets from its historical estimate of seven years to a revised estimate of 15 years; and facility equipment from its historical estimate of 10 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence and expected usage and maintenance. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective January 1, 2014 under the accounting standard related to changes in accounting estimates. The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income for the three months ended March 31, 2014 (in millions, except per share amounts):

Net Income	$24
Basic and Diluted Net Income per Share	$0.10

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance will affect the way entities identify and disclose information about disposal transactions and is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

(2) Earnings Per Share

The Company computes basic earnings per share by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards.

The effect of approximately 18 million and 28 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2014 and March 31, 2013, respectively, have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation. The effect of approximately 5 million stock options, outperform stock appreciation rights ("OSOs") and restricted stock units ("RSUs") outstanding at March 31, 2014 have been included in the computation of diluted earnings per share. The effect of approximately 6 million stock options, OSOs and RSUs outstanding at March 31, 2013 have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation.

(3) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2014 and December 31, 2013 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(690)	$96
Trademarks	55	(34)	21
Patents and Developed Technology	158	(121)	37
	999	(845)	154
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(845)	$186
December 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(678)	$108
Trademarks	55	(31)	24
Patents and Developed Technology	158	(117)	41
	999	(826)	173
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(826)	$205

Acquired finite-lived intangible asset amortization expense was $19 million for the three months ended March 31, 2014 and $18 million for the three months ended March 31, 2013.

At March 31, 2014, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 2.0 years for customer contracts and relationships, 1.5 years for trademarks and 2.7 years for patents and developed technology.

As of March 31, 2014, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2014 (remaining nine months)	$45
2015	48
2016	31
2017	14
2018	13
2019	3
Thereafter	—
$154

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2014 and December 31, 2013. The Company's interest rate swaps, which were extinguished in the first quarter of 2014, were previously recorded in the consolidated balance sheets at fair value.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the three months ended March 31, 2014 and March 31, 2013.

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of March 31, 2014 and December 31, 2013:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current liabilities)	$—	$12	$—	$—	$—	$12
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$—	$12	$—	$—	$—	$12
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,605	$2,604	$2,617	$2,633	$—	$—
Senior Notes	5,198	5,198	5,711	5,673	—	—
Convertible Notes	474	474	—	—	724	647
Capital Leases and Other	82	86	—	—	82	86
Total Long-term Debt, including the current portion:	$8,359	$8,362	$8,328	$8,306	$806	$733

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Derivatives

The fair value of interest rate swaps was estimated using discounted cash flow techniques that use observable market inputs, such as LIBOR-based forward yield curves, forward rates, non-performance risk adjustment and the specific swap rate stated in each of the swap agreements.

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both March 31, 2014 and December 31, 2013. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.7 billion at both March 31, 2014 and December 31, 2013, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Convertible Notes

The fair value of the Company’s Convertible Notes was approximately $724 million and $647 million at March 31, 2014 and December 31, 2013, respectively. The estimated fair value of the Convertible Notes is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon, convertible optionality, corporate and security credit ratings, maturity date, liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(5) Long-Term Debt

As of March 31, 2014 and December 31, 2013, long-term debt was as follows:

(dollars in millions)	March 31, 2014	December 31, 2013
Senior Secured Term Loan*	$2,611	$2,611
Floating Rate Senior Notes due 2018 (3.846% as of March 31, 2014 and December 31, 2013)	300	300
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
Capital Leases	70	73
Other	12	13
Total Debt Obligations	8,388	8,392
Unamortized Discount:
Discount on Senior Secured Term Loan	(6)	(7)
Discount on 11.875% Senior Notes due 2019	(8)	(8)
Discount on 9.375% Senior Notes due 2019	(7)	(7)
Discount on 8.125% Senior Notes due 2019	(7)	(7)
Discount on 7% Convertible Senior Notes due 2015	(1)	(1)
Total Unamortized Discount	(29)	(30)
Carrying Value of Debt	8,359	8,362
Less current portion	(503)	(31)
Long-term Debt, less current portion	$7,856	$8,331

* The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.00% as of March 31, 2014 and December 31, 2013, respectively.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of March 31, 2014 (dollars in millions):

2014 (remaining nine months)	$27
2015	483
2016	7
2017	6
2018	306
2019	3,426
Thereafter	4,133
$8,388

(6) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive income (loss) before reclassifications	(44)	(9)	(53)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1
Balance at March 31, 2013	$12	$(38)	$(26)

Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive income (loss) before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	3
Balance at March 31, 2014	$72	$(30)	$42

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
OSO	$2	$5
Restricted Stock Units and Shares	6	7
401(k) Match Expense	7	8
Restricted Stock Unit Bonus Grant	(5)	15
Management Incentive and Retention Plan	—	2
	10	37
Capitalized Non-Cash Compensation	—	—
	$10	$37

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems. As of March 31, 2014, there were approximately 2 million OSOs outstanding. As of March 31, 2014, there were approximately 3 million non-vested restricted stock and RSUs outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014. In addition, as of March 31, 2014, there were approximately 11 thousand non-qualified stock options outstanding.

Effective April 2014, the Company's Board of Directors approved the Restricted Stock Unit and Performance Restricted Stock Unit Master Award Agreement ("the Agreement"), which provides for the ability to award participants with performance restricted stock units ("PRSUs") instead of the historical award of OSOs. While OSOs that were granted prior to 2014 will remain outstanding until their settlement, no additional OSOs will be granted. PRSUs are designed to provide participants with a long-term stake in the Company’s success with both retention and performance components. Under the Agreement, a participant becomes vested in a number of PRSUs based on the Company's achievement of specified levels of financial performance during the performance period set forth in the applicable award letter issued pursuant to the Agreement, so long as the participant remains continuously employed by the Company until the applicable scheduled vesting date, subject to certain change in control provisions as outlined in the Agreement.

(8) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Through the end of the third quarter of 2013, the Company was comprised of one reportable segment representing its communications services business, which was consistent with how the Company’s previous CODM, James Q. Crowe, evaluated results and allocated resources. Effective April 11, 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors to be the Company's president and Chief Executive Officer. As a result, during the fourth quarter of 2013, the Company realigned its segment reporting structure to reflect how its new CODM, Mr. Storey, monitors performance and allocates resources based on the three separate geographic regions in which the Company operates. Accordingly, the Company's reportable segments consist of 1) North America, 2) Europe, the Middle East and Africa (EMEA), 3) and Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments. Historical presentation of segment information has been retrospectively reclassified to conform to the new geographical presentation.

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

Revenue and the related expenses are attributed to regions based on where services are provided. Revenue and costs for services provided in more than one region are allocated equally between the regions, and the Company does not otherwise charge for services between reportable segments. Therefore, segment results do not include any intercompany revenue. The operating activities of the separate regions along with the activities that are not attributable to a segment are interdependent, and the regional results in the tables below do not include all intercompany charges and allocations that would be necessary to report the regional results on a standalone basis.

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

The following table presents revenue by segment:

	Three Months Ended
(dollars in millions)	March 31, 2014	March 31, 2013
Core Network Services Revenue:
North America	$1,043	$967
EMEA	225	223
Latin America	189	182
Total Core Network Services Revenue	$1,457	$1,372

Wholesale Voice Services and Other Revenue:
North America	$145	$193
EMEA	5	9
Latin America	2	3
Total Wholesale Voice Services and Other Revenue	$152	$205

Total Consolidated Revenue	$1,609	$1,577

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended
(dollars in millions)	March 31, 2014	March 31, 2013
Adjusted EBITDA:
North America	$488	$428
EMEA	54	57
Latin America	82	73
Unallocated Corporate Expenses	(166)	(172)
Consolidated Adjusted EBITDA	458	386
Income Tax Expense	(7)	(14)
Total Other Expense	(145)	(219)
Depreciation and Amortization	(184)	(194)
Non-Cash Stock Compensation	(10)	(37)
Total Consolidated Net Income (Loss)	$112	$(78)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended
(dollars in millions)	March 31, 2014	March 31, 2013
Capital Expenditures:
North America	$97	$99
EMEA	19	26
Latin America	28	23
Unallocated Corporate Capital Expenditures	19	21
Consolidated Capital Expenditures	$163	$169

The following table presents total assets by segment:

(dollars in millions)	March 31, 2014	December 31, 2013
Assets:
North America	$8,151	$8,133
EMEA	1,990	2,030
Latin America	2,488	2,445
Other	260	266
Total Consolidated Assets	$12,889	$12,874

(9) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $214 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet at March 31, 2014. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at March 31, 2014. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $59 million at March 31, 2014.

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

In November 2011, the Tribunal issued an administrative resolution with respect to assessed 2001 withholding tax, holding that the statute of limitations had run prior to assessment by SUNAT. The Company believes that this administrative resolution of the withholding tax issue is likely to be final, and the Company expects to win a similar administrative resolution with respect to assessed 2002 withholding tax. However, penalties with respect to withholding tax are not time-barred, and were confirmed in the Tribunal's October 2011 administrative resolution.

The Company has appealed the Tribunal's October 2011 decision to the judicial court in Peru and intends to file an appeal of the Tribunal's July 2013 decision to the judicial court as well.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $39 million at March 31, 2014.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $65 million in excess of the accruals established for these matters as of March 31, 2014.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2014 and December 31, 2013, Level 3 had outstanding letters of credit or other similar obligations of approximately $28 million and $29 million, respectively, of which $25 million and $25 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

(10) Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$737	$931	$(59)	$1,609
Costs and Expense:
Cost of Revenue	—	—	290	383	(59)	614
Depreciation and Amortization	—	—	70	114	—	184
Selling, General and Administrative	—	—	325	222	—	547
Total Costs and Expenses	—	—	685	719	(59)	1,345
Operating Income (Loss)	—	—	52	212	—	264
Other Income (Expense):
Interest expense	(34)	(112)	(1)	(4)	—	(151)
Interest income (expense) affiliates, net	288	459	(712)	(35)	—	—
Equity in net earnings (losses) of subsidiaries	(142)	(488)	178	—	452	—
Other, net			3	3	—	6
Total Other Income (Expense)	112	(141)	(532)	(36)	452	(145)
Income (Loss) before Income Taxes	112	(141)	(480)	176	452	119
Income Tax Expense	—	(1)	(1)	(5)	—	(7)
Net Income (Loss)	112	(142)	(481)	171	452	112
Other Comprehensive Income, Net of Income Taxes	6	—	—	6	(6)	6
Comprehensive Income (Loss)	$118	$(142)	$(481)	$177	$446	$118

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$685	$956	$(64)	$1,577
Costs and Expense:
Cost of Revenue	—	—	261	432	(64)	629
Depreciation and Amortization	—	—	71	123	—	194
Selling, General and Administrative	1	—	381	217	—	599
Total Costs and Expenses	1	—	713	772	(64)	1,422
Operating Income (Loss)	(1)	—	(28)	184	—	155
Other Income (Expense):
Interest expense	(39)	(126)	(1)	(3)	—	(169)
Interest income (expense) affiliates, net	273	430	(669)	(34)	—	—
Equity in net earnings (losses) of subsidiaries	(311)	(614)	146	—	779	—
Other, net	—	(1)	1	(50)	—	(50)
Total Other Expense	(77)	(311)	(523)	(87)	779	(219)
Income (Loss) before Income Taxes	(78)	(311)	(551)	97	779	(64)
Income Tax Expense	—	—	(1)	(13)	—	(14)
Net Income (Loss)	(78)	(311)	(552)	84	779	(78)
Other Comprehensive Income, Net of Income Taxes	(52)	(52)	—	(52)	104	(52)
Comprehensive Income (Loss)	$(130)	$(363)	$(552)	$32	$883	$(130)

Condensed Consolidating Balance Sheets
March 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$356	$237	$—	$607
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	70	629	—	699
Due from affiliates	15,798	17,223	—	—	(33,021)	—
Other	3	17	59	80	—	159
Total Current Assets	15,809	17,246	486	952	(33,021)	1,472
Property, Plant, and Equipment, net	—	—	3,055	5,205	—	8,260
Restricted Cash and Securities	3	—	18	1	—	22
Goodwill and Other Intangibles, net	—	—	387	2,374	—	2,761
Investment in Subsidiaries	10,090	8,956	3,738	—	(22,784)	—
Other Assets, net	9	108	10	247	—	374
Total Assets	$25,911	$26,310	$7,694	$8,779	$(55,805)	$12,889

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$246	$314	$—	$561
Current portion of long-term debt	474	—	3	26	—	503
Accrued payroll and employee benefits	—	—	71	43	—	114
Accrued interest	46	126	—	2	—	174
Current portion of deferred revenue	—	—	123	139	—	262
Due to affiliates	—	—	32,229	792	(33,021)	—
Other	—	3	70	69	—	142
Total Current Liabilities	520	130	32,742	1,385	(33,021)	1,756
Long-Term Debt, less current portion	897	6,905	17	37	—	7,856
Deferred Revenue, less current portion	—	—	588	313	—	901
Other Liabilities	15	29	132	602	—	778
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	24,479	19,246	(25,785)	6,442	(22,784)	1,598
Total Liabilities and Stockholders' Equity (Deficit)	$25,911	$26,310	$7,694	$8,779	$(55,805)	$12,889

Condensed Consolidating Balance Sheets
December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$347	$270	$—	$631
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	79	594	—	673
Due from affiliates	15,507	16,886	—	—	(32,393)	—
Other	2	15	47	79	—	143
Total Current Assets	15,517	16,907	474	949	(32,393)	1,454
Property, Plant, and Equipment, net	—	—	3,028	5,212	—	8,240
Restricted Cash and Securities	3	—	18	2	—	23
Goodwill and Other Intangibles, net	—	—	395	2,387	—	2,782
Investment in Subsidiaries	10,039	27,014	3,735	—	(40,788)	—
Other Assets, net	10	113	11	241	—	375
Total Assets	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$42	$581	$—	$625
Current portion of long-term debt	—	—	3	28	—	31
Accrued payroll and employee benefits	—	—	171	38	—	209
Accrued interest	30	129	—	1	—	160
Current portion of deferred revenue	—	—	131	122	—	253
Due to affiliates	—	—	32,165	228	(32,393)	—
Other	—	13	74	81	—	168
Total Current Liabilities	30	144	32,586	1,079	(32,393)	1,446
Long-Term Debt, less current portion	1,370	6,905	17	39	—	8,331
Deferred Revenue, less current portion	—	—	603	303	—	906
Other Liabilities	15	27	135	603	—	780
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	24,154	36,958	(25,680)	6,767	(40,788)	1,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(16)	$(125)	$183	$99	$—	$141
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(74)	(89)	—	(163)
Decrease in restricted cash and securities, net	—	—	—	1	—	1
Net Cash Provided by (Used in) Investing Activities	—	—	(74)	(88)	—	(162)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	—	—	—
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(3)	—	(3)
Increase (decrease) due from/to affiliates, net	16	125	(100)	(41)	—	—
Net Cash Provided by (Used in) Financing Activities	16	125	(100)	(44)	—	(3)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	—	—	9	(33)	—	(24)
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$8	$6	$356	$237	$—	$607

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(30)	$(169)	$(15)	$221	$—	$7
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(74)	(95)	—	(169)
Decrease in restricted cash and securities, net	—	—	—	3	—	3
Net Cash Provided by (Used in) Investing Activities	—	—	(74)	(92)	—	(166)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	—	—	—
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(2)	(4)	(8)	—	(186)
Increase (decrease) due from/to affiliates, net	1	171	35	(207)	—	—
Net Cash Provided by (Used in) Financing Activities	(171)	169	31	(215)	—	(186)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(24)	—	(24)
Net Change in Cash and Cash Equivalents	(201)	—	(58)	(110)	—	(369)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$52	$5	$328	$225	$—	$610

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Company's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2013. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our enterprise customers, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interactions with our mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for margin contribution; and

•	refinancing its future debt maturities.

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

The Company has also been focused on improving its liquidity and financial condition, and extending the maturity dates of certain debt.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue by Channel:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Core Network Services:
North America - Wholesale Channel	$368	$372
North America - Enterprise Channel	675	595
EMEA - Wholesale Channel	87	89
EMEA - Enterprise Channel	138	134
Latin America - Wholesale Channel	40	40
Latin America - Enterprise Channel	149	142
Total Core Network Services	1,457	1,372
Wholesale Voice Services and Other	152	205
Total Revenue	$1,609	$1,577

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services and Other revenue from sales of long distance voice services.

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

Core Network Services

Colocation and data center services allow customers to place their network equipment and servers in suitable environments maintained by the Company with high-speed links providing on-net access to more than 60 countries. These services are secure, redundant and flexible to fit the varying needs of the Company's customers. Services, which vary by location, include hosting network equipment used to transport high speed data and voice over Level 3's global network; connectivity associated with Cloud services; providing managed IT services, installation, maintenance, storage and monitoring of enterprise services; and providing comprehensive IT outsource solutions.

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

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, retail companies and portal and search engine companies. It also includes medium sized enterprises, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions.

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

Wholesale Voice Services and Other

The Company offers wholesale voice services that target large and existing markets. The revenue potential for wholesale voice services is large; however, pricing is expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the overall market for wholesale voice services is declining and is also being targeted by many competitors, several of which are larger and have more financial resources than the Company.

The Company also has other revenue derived from mature services that are not critical areas of emphasis for the Company. The Company expects ongoing declines in Wholesale Voice Services and Other similar to what has been experienced over the past several years.

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

For a detailed description of the Company's broad range of communications services, please see Item 1. "Business - Our Service Offerings" of the Company's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2013, for a description of the Company's critical accounting policies.

Property, Plant and Equipment

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

In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company completed its evaluation in the first quarter of 2014 and determined that the period it expects to use certain assets is longer than the remaining originally estimated useful lives. The Company revised its estimated useful lives for: IP equipment from its historical estimate of four years to a revised estimate of seven years; racks and cabinets from its historical estimate of seven years to a revised estimate of 15 years; and facility equipment from its historical estimate of 10 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence, and expected usage and maintenance. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective January 1, 2014 under the accounting standard related to changes in accounting estimates.

The carrying values of assets subject to these revisions were (in millions):

January 1, 2014
IP Equipment	$222
Racks and Cabinets	114
Facility Equipment	151
$487

The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income for the three months ended March 31, 2014 (in millions, except per share amounts):

Net Income	$24
Basic and Diluted Net Income per Share	$0.10

Results of Operations for the Three Months Ended March 31, 2014 vs. 2013

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change %
Revenue	$1,609	$1,577	2%
Cost of Revenue	614	629	(2)%
Depreciation and Amortization	184	194	(5)%
Selling, General and Administrative	547	599	(9)%
Total Costs and Expenses	1,345	1,422	(5)%
Operating Income	264	155	70%
Other Income (Expense):
Interest expense	(151)	(169)	(11)%
Other, net	6	(50)	NM
Total Other Expense	(145)	(219)	(34)%
Income (Loss) Before Income Taxes	119	(64)	NM
Income Tax Expense	(7)	(14)	(50)%
Net Income (Loss)	$112	$(78)	NM
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$145	$142	2%
Transport and Fiber	502	476	5%
IP and Data Services	573	518	11%
Voice Services (Local and Enterprise)	237	236	—%
Total Core Network Service Revenue	1,457	1,372	6%
Wholesale Voice Services and Other Revenue	152	205	(26)%
Total Revenue	$1,609	$1,577	2%

Revenue increased 2% to $1.609 billion in the three months ended March 31, 2014 compared to $1.577 billion in the same period of 2013. The increase was driven by growth in Core Network Services revenue from enterprise customers partially offset by declines in Wholesale Voice Services and Other revenue.

The Company experienced growth in its IP and data services and transport and fiber services during the three months ended March 31, 2014 compared to the same period of 2013 driven primarily by end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The Company also experienced modest growth in colocation and datacenter services during the three months ended March 31, 2014.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during the three ended March 31, 2014 compared to the same period of 2013, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by decreases in wholesale channel revenue in North America and EMEA.

Wholesale Voice Services and Other revenue decreased in the three months ended March 31, 2014 compared to the same period of 2013 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for margin contribution.

Wholesale Voice Services revenue decreased in North America, EMEA and Latin America in the three months ended March 31, 2014 compared to 2013, due to competitive pressures and the Company's focus on maintaining or growing its margin percentage.

Cost of Revenue includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs, and other third-party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 38% in the three months ended March 31, 2014 compared to 40% in the same period of 2013. The decrease is primarily due to an improving gross margin mix of higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization decreased 5% to $184 million in the three months ended March 31, 2014 from $194 million in the same period of 2013. The decrease is primarily attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense of $24 million in the first quarter of 2014 compared to the same period of 2013. The change in accounting estimate was applied on a prospective basis effective January 1, 2014, as required under the accounting standard related to changes in accounting estimates.

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

SG&A decreased 9% to $547 million in the three months ended March 31, 2014 compared to $599 million in the same period of 2013. The decrease is primarily due to lower employee cash compensation and other employee related costs, professional fees and vendor services and other discretionary costs. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs.

Also included in SG&A were $10 million and $37 million in the three months ended March 31, 2014 and March 31, 2013, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the
401(k) plan. The decrease in non-cash, stock-based compensation expense is primarily due to the reallocation of the Company's 2014 annual discretionary bonus to be paid entirely in cash compared to the 2013 allocation of 60% equity and 40% cash. The amount of the bonus accrued as equity-based compensation in the first quarter of 2013 was $15 million.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Net Income (Loss)	$112	$(78)
Income Tax Expense	7	14
Total Other Expense	145	219
Depreciation and Amortization	184	194
Non-Cash Compensation Expense	10	37
Adjusted EBITDA	$458	$386

Consolidated Adjusted EBITDA was $458 million in the three months ended March 31, 2014 compared to $386 million in the same period of 2013. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue and lower SG&A expenses.

Adjusted EBITDA increased in the North America and Latin America regions in the three months ended March 31, 2014, compared to 2013 as a result of growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network expenses. These increases were partially offset by a decrease in Wholesale channel revenue. Adjusted EBITDA decreased in EMEA in the three months ended March 31, 2014 compared to 2013 due to decreases in Wholesale channel revenue and higher cost of revenue. See Note 8 - Segment Information in the notes to consolidated financial statements for additional information on Adjusted EBITDA by region.

Historically, the Company has paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company accrues the entire bonus compensation within SG&A as cash compensation, which will be paid in 2015.

Interest Expense decreased 11% to $151 million in the three months ended March 31, 2014 from $169 million in the same period of 2013. Interest expense decreased as a result of lower cost of borrowing on refinanced debt for the three months ended March 31, 2014 compared to the same period of 2013.

The Company expects annual interest expense in 2014 to approximate $600 million based on current interest rates on the Company's debt outstanding as of March 31, 2014.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $6 million of income in the three months ended March 31, 2014 compared to $50 million of expense in the three months ended March 31, 2013. The Other, net income in the first quarter 2014 is primarily due to miscellaneous gains. The Other, net expense in the three months ended March 31, 2013 was incurred primarily due to foreign currency losses attributable to the devaluation of the Venezuelan Bolivar, as discussed below, and other foreign currency losses.

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

Income Tax Expense was $7 million in the three months ended March 31, 2014 compared to $14 million in the three months ended March 31, 2013. Income tax expense in the three months ended March 31, 2014 is net of a $4 million reserve release related to the favorable resolution of an uncertain tax position. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three month period ended March 31, 2014 is not necessarily indicative of income tax expense for the year ended December 31, 2014. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Financial Condition— For the Three Months Ended March 31, 2014 and 2013

Cash flows provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Net Cash Provided by Operating Activities	$141	$7	$134
Net Cash Used in Investing Activities	(162)	(166)	4
Net Cash Used in Financing Activities	(3)	(186)	183
Effect of Exchange Rates on Cash and Cash Equivalents	—	(24)	24
Net Change in Cash and Cash Equivalents	$(24)	$(369)	$345

Operating Activities

Cash provided by operating activities was $141 million in the three months ended March 31, 2014 compared to cash provided by operating activities of $7 million in the same period of 2013. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities decreased in the three months ended March 31, 2014 compared to the same period of 2013 primarily as a result of a decrease in capital expenditures, which totaled $163 million in the three months ended March 31, 2014 and $169 million in the same period of 2013.

Financing Activities

Cash used in financing activities of $3 million in the three months ended March 31, 2014, compared to $186 million used in financing activities in the same period of 2013 relates to lower net payments of debt and capital leases during 2014 compared the same period of 2013 primarily as a result of the repayment at maturity of $172 million of the 15% Convertible Notes due January 15, 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2014 was nil. The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2013 was primarily due to the devaluation of the Venezuelan bolivar, which reduced the Company's unrestricted cash and cash equivalents by $21 million in the first quarter of 2013.

Liquidity and Capital Resources

The Company recognized net income of $112 million in the three months ended March 31, 2014 and a net loss of $78 million in the same period of 2013. The Company used cash of $163 million for capital expenditures and $3 million for financing activities in the three months ended March 31, 2014. This compares to $169 million of cash used for capital expenditures and $186 million of cash flows used in financing activities in the three months ended March 31, 2013.

Net cash interest payments are expected to decrease to approximately $560 million in 2014 from $674 million in 2013 based on current interest rates on the Company's debt outstanding as of March 31, 2014.

Capital expenditures for 2014 are expected to remain relatively consistent as a percentage of revenue as in 2013, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

As of March 31, 2014, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $27 million that mature in the remaining nine months of 2014, $483 million in 2015 and $7 million in 2016.

The Company had $607 million of cash and cash equivalents on hand at March 31, 2014. The Company also had $29 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at March 31, 2014. In addition, $68 million of the Company's total cash and cash equivalents as of March 31, 2014 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $68 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. The $68 million value of the Company's bolivar balance reflects the February 13, 2013 devaluation of the bolivar that resulted from the increase in the official exchange rate from 4.30 Venezuelan bolivares to the U.S. dollar to 6.30 Venezuelan bolivares to the U.S. dollar. That devaluation reduced the Company's unrestricted cash and cash equivalents by $21 million, based on the bolivar balances as of February 13, 2013.

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under the Complementary System of Foreign Currency Acquirement ("SICAD 1"). The Venezuela government also announced the replacement of its existing foreign currency administration with the National Center for Foreign Commerce ("CENCOEX"). Entities may seek approval to transact through CENCOEX at the official rate of 6.30 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD1 auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit margin for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. The Venezuela government also announced the plans for a third currency exchange mechanism ("SICAD 2"), which is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela's other mechanisms. At March 31, 2014, the CENCOEX official exchange rate was 6.30, the SICAD 1 exchange rate was 10.7 and the SICAD 2 exchange rate was 50.9 Venezuelan bolivares to the U.S. dollar.

Revenue in Venezuela is approximately 1% of consolidated revenue or approximately $23 million in the three months ended March 31, 2014, including $12 million denominated in bolivares. The Company has historically transacted primarily through the official foreign currency administration and continues to use the official CENCOEX rate for remeasurement purposes, and did not recognize any foreign currency gains or losses in the three months ended March 31, 2014 as a result of these changes in Venezuela's foreign exchange system, but continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts held in bolivares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a possible charge for the Company’s cash and cash equivalents held in bolivares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of March 31, 2014, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at March 31, 2014, was approximately 4.0%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.23% at March 31, 2014, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the weighted average rate by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $9 million as of March 31, 2014.

At March 31, 2014, the Company had $5.5 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.3%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. The Company continues to use the official CENCOEX rate for remeasurement purposes, and did not recognize any foreign currency gains or losses in the three months ended March 31, 2014 as a result of these changes in Venezuela's foreign exchange system, but continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts denominated in boli vares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a possible charge for the Company’s cash and cash equivalents held in bolivares. Refer to the Liquidity and Capital Resources section in Management's Discussion and Analysis for further discussion regarding the situation in Venezuela.

Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 9, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. “Risk Factors” in Level 3's Form 10-K for the year ended December 31, 2013, which could materially affect Level 3's business, financial condition or future results. The risks described in Level 3's Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3's business, financial condition and/or operating results. There has not been a material change from the risk factors included in the Company's Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
4.1
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incoporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 17, 2014).

4.2
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incoporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 17, 2014).

4.3
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incoporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 17, 2014).

4.4
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incoporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated March 17, 2014).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	May 8, 2014	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer