Form 10-Q
period 2014-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2014-08-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35134

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 5, 2014:

Common Stock: 238,293,573 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Revenue	$1,625	$1,565	$3,234	$3,142
Costs and Expenses, Exclusive of Depreciation and Amortization shown separately below:
Cost of Revenue	613	616	1,227	1,245
Depreciation and Amortization	187	199	371	393
Selling, General and Administrative	569	610	1,116	1,209
Total Costs and Expenses	1,369	1,425	2,714	2,847
Operating Income	256	140	520	295
Other Income (Expense):
Interest expense	(149)	(167)	(300)	(336)
Other, net	(44)	14	(38)	(36)
Total Other Expense	(193)	(153)	(338)	(372)
Income (Loss) Before Income Taxes	63	(13)	182	(77)
Income Tax Expense	(12)	(11)	(19)	(25)
Net Income (Loss)	$51	$(24)	$163	$(102)

Basic Earnings per Common Share
Net Income (Loss) Per Share	$0.21	$(0.11)	$0.69	$(0.46)
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	237,376	221,609	236,510	220,445

Diluted Earnings per Common Share
Net Income (Loss) Per Share	$0.21	$(0.11)	$0.68	$(0.46)
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	241,406	221,609	240,890	220,445

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2014	2013	2014	2013
Net Income (Loss)	$51	$(24)	$163	$(102)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	13	(12)	18	(56)
Other, net	—	1	1	(7)
Other Comprehensive Income (Loss), Before Income Taxes	13	(11)	19	(63)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	13	(11)	19	(63)
Comprehensive Income (Loss)	$64	$(35)	$182	$(165)

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except per share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$637	$631
Restricted cash and securities	6	7
Receivables, less allowances for doubtful accounts of $35 and $32, respectively	722	673
Other	174	143
Total Current Assets	1,539	1,454
Property, Plant and Equipment, net of accumulated depreciation of $9,412 and $9,089, respectively	8,355	8,240
Restricted Cash and Securities	23	23
Goodwill	2,578	2,577
Other Intangibles, net	169	205
Other Assets, net	364	375
Total Assets	$13,028	$12,874
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$613	$625
Current portion of long-term debt	503	31
Accrued payroll and employee benefits	145	209
Accrued interest	166	160
Current portion of deferred revenue	258	253
Other	139	168
Total Current Liabilities	1,824	1,446
Long-Term Debt, less current portion	7,855	8,331
Deferred Revenue, less current portion	885	906
Other Liabilities	785	780
Total Liabilities	11,349	11,463
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 237,457,271 issued and outstanding at June 30, 2014 and 234,688,063 issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	14,425	14,339
Accumulated other comprehensive income	55	36
Accumulated deficit	(12,803)	(12,966)
Total Stockholders’ Equity	1,679	1,411
Total Liabilities and Stockholders’ Equity	$13,028	$12,874

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$163	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	371	393
Non-cash compensation expense attributable to stock awards	26	85
Accretion of debt discount and amortization of debt issuance costs	17	18
Accrued interest on long-term debt, net	6	(17)
Non-cash tax adjustments	(4)	—
Deferred income taxes	14	(7)
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Other, net	—	(2)
Changes in working capital items:
Receivables	(49)	(25)
Other current assets	(30)	(33)
Payables	(18)	(93)
Deferred revenue	(22)	4
Other current liabilities	(29)	3
Net Cash Provided by Operating Activities	444	223
Cash Flows from Investing Activities:
Capital expenditures	(404)	(377)
Decrease in restricted cash and securities, net	2	8
Other	—	(14)
Net Cash Used in Investing Activities	(402)	(383)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and financing costs	(6)	(199)
Net Cash Used in Financing Activities	(6)	(199)
Effect of Exchange Rates on Cash and Cash Equivalents	(30)	(24)
Net Change in Cash and Cash Equivalents	6	(383)
Cash and Cash Equivalents at Beginning of Period	631	979
Cash and Cash Equivalents at End of Period	$637	$596

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$277	$335
Income taxes paid, net of refunds	$24	$20

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

The accompanying consolidated balance sheet as of December 31, 2013, which was derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Property, Plant and Equipment

In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company determined that the period it expects to use certain assets is longer than the remaining originally estimated useful lives. The Company completed its evaluation in the first quarter 2014 and revised its estimated useful lives for: IP equipment from its historical estimate of four years to a revised estimate of seven years; racks and cabinets from its historical estimate of seven years to a revised estimate of 15 years; and facility equipment from its historical estimate of 10 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence and expected usage and maintenance. The change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective January 1, 2014 under the accounting standard related to changes in accounting estimates. The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income for the six months ended June 30, 2014 (in millions, except per share amounts):

Net Income	$51
Basic Net Income per Share	$0.22
Diluted Net Income per Share	$0.21

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The revised guidance will affect the way entities identify and disclose information about disposal transactions and is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2) Pending Acquisition of tw telecom

On June 15, 2014, the Company and two subsidiaries of Level 3 executed the Agreement and Plan of Merger (the “Merger Agreement”) with tw telecom inc. (“tw telecom”) pursuant to which the Company expects to acquire tw telecom in a tax-free, stock and cash transaction (the “Merger”) valued at approximately $7.6 billion, based on Level 3’s closing stock price on June 13, 2014, including the assumption of approximately $1.9 billion of debt as of March 31, 2014. tw telecom stockholders will receive $10 cash and 0.7 shares of Level 3 common stock for each share of tw telecom common stock that is owned at closing. See Note 12 — Subsequent Event for additional information.

In connection with this transaction, Level 3 also has signed a voting agreement and stockholder rights agreement with a subsidiary of Singapore Technologies Telemedia (“STT”), a stockholder of Level 3, whereby STT has agreed to vote in favor of the transaction.

The acquisition of tw telecom is subject to regulatory approvals and customary closing conditions. The Company continues to expect that the transaction will close before the end of 2014.

In addition, concurrently with the execution of the Merger Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) with the Commitment Parties, as separately defined in the Commitment Letter. The Commitment Letter provides for a senior secured term loan facility in an aggregate amount of up to $2.4 billion (the "senior secured facility"). The Commitment Letter also provides for a senior unsecured facility bridge financing of $600 million (the "unsecured facility"). The unsecured facility portion of the Commitment Letter is reduced by the amount of any senior notes or certain other securities ("debt securities") that are issued in relation to the Merger on or prior to the closing of the Merger. Under certain circumstances, the committed amounts can be allocated from the senior secured facility to the unsecured facility at the option of Level 3. Unless Level 3 or Level 3 Financing, Inc. has obtained an aggregate of $3.0 billion in the capital markets prior to closing, Level 3 and Level 3 Financing retain the ability to draw on the commitments contained in the Commitment Letter pursuant to the terms and conditions as specified in the Commitment Letter. The Company expects the financings, together with cash balances, to be sufficient to provide the financing necessary to consummate the tw telecom transaction and to refinance certain existing indebtedness of tw telecom.

(3) Earnings Per Share

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

The effect of approximately 18 million and 28 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2014 and June 30, 2013, respectively, have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation. The effect of approximately 5 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") outstanding at June 30, 2014 have been included in the computation of diluted earnings per share. The effect of approximately 6 million stock options, OSOs and RSUs outstanding at June 30, 2013 have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2014 and December 31, 2013 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(700)	$86
Trademarks	55	(38)	17
Patents and Developed Technology	158	(124)	34
	999	(862)	137
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(862)	$169
December 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(678)	$108
Trademarks	55	(31)	24
Patents and Developed Technology	158	(117)	41
	999	(826)	173
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(826)	$205

Acquired finite-lived intangible asset amortization expense was $17 million and $36 million for the three and six months ended June 30, 2014 and $18 million and $36 million for the three and six months ended June 30, 2013.

At June 30, 2014, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 1.8 years for customer contracts and relationships, 1.3 years for trademarks and 2.5 years for patents and developed technology.

As of June 30, 2014, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2014 (remaining 6 months)	$27
2015	48
2016	31
2017	15
2018	13
2019	3
Thereafter	—
$137

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2014 and December 31, 2013. The Company's interest rate swaps, which were extinguished in the first quarter of 2014, had been recorded in the consolidated balance sheets at fair value.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the six months ended June 30, 2014 and June 30, 2013.

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of June 30, 2014 and December 31, 2013:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current liabilities)	$—	$12	$—	$—	$—	$12
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$—	$12	$—	$—	$—	$12
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,605	$2,604	$2,614	$2,633	$—	$—
Senior Notes	5,199	5,198	5,702	5,673	—	—
Convertible Notes	474	474	—	—	794	647
Capital Leases and Other	80	86	—	—	80	86
Total Long-term Debt, including the current portion	$8,358	$8,362	$8,316	$8,306	$874	$733

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

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both June 30, 2014 and December 31, 2013, respectively. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.7 billion at both June 30, 2014 and December 31, 2013, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Convertible Notes

The fair value of the Company’s Convertible Notes was approximately $794 million and $647 million at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of the Convertible Notes is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon, convertible optionality, corporate and security credit ratings, maturity date, liquidity and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

As of June 30, 2014 and December 31, 2013, long-term debt was as follows:

(dollars in millions)	June 30, 2014	December 31, 2013
Senior Secured Term Loan*	$2,611	$2,611
Floating Rate Senior Notes due 2018 (3.823% as of June 30, 2014 and 3.846% as of December 31, 2013)	300	300
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
Capital Leases	68	73
Other	12	13
Total Debt Obligations	8,386	8,392
Unamortized Discount:
Discount on Senior Secured Term Loan	(6)	(7)
Discount on 11.875% Senior Notes due 2019	(8)	(8)
Discount on 9.375% Senior Notes due 2019	(7)	(7)
Discount on 8.125% Senior Notes due 2019	(7)	(7)
Discount on 7% Convertible Senior Notes due 2015	—	(1)
Total Unamortized Discount	(28)	(30)
Carrying Value of Debt	8,358	8,362
Less current portion	(503)	(31)
Long-term Debt, less current portion	$7,855	$8,331

* The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.00% as of June 30, 2014 and December 31, 2013.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of June 30, 2014 (dollars in millions):

2014 (remaining six months)	$25
2015	483
2016	7
2017	6
2018	306
2019	3,426
Thereafter	4,133
$8,386

(7) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive income before reclassifications	(56)	(9)	(65)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Balance at June 30, 2013	$—	$(37)	$(37)

Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive income (loss) before reclassifications	18	(2)	16
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	3
Balance at June 30, 2014	$85	$(30)	$55

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OSO	$2	$11	$4	$16
Restricted Stock Units and Shares	6	14	12	21
Performance Restricted Stock Units	3	—	3	—
401(k) Match Expense	5	5	12	13
Restricted Stock Unit Bonus Grant	—	14	(5)	29
Management Incentive and Retention Plan	—	4	—	6
	$16	$48	$26	$85

As of June 30, 2014, there were approximately 2 million OSOs outstanding. As of June 30, 2014, there were approximately 3 million non-vested restricted stock, RSUs and performance restricted stock units ("PRSUs") outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014. In addition, as of June 30, 2014, there were approximately 9 thousand non-qualified stock options outstanding.

Effective April 2014, the Company's Board of Directors approved the Restricted Stock Unit and Performance Restricted Stock Unit Master Award Agreement ("the Agreement"), which provides for the ability to award participants PRSUs instead of the historical award of OSOs. While OSOs that were granted prior to 2014 will remain outstanding until their settlement, no additional OSOs will be granted. PRSUs are designed to provide participants with a long-term stake in the Company’s success with both retention and performance components. Under the Agreement, a participant becomes vested in a number of PRSUs based on the Company's achievement of specified levels of financial performance during the performance period set forth in the applicable award letter issued pursuant to the Agreement, so long as the participant remains continuously employed by the Company until the applicable scheduled vesting date, subject to certain change in control provisions as outlined in the Agreement. The performance objective is based on the Company’s financial performance measures. Participants will be entitled to an award within a range of 50% at a minimum achievement level and 200% at a maximum achievement level.

(9) Segment Information

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

Revenue and the related expenses are attributed to regions based on where services are provided. Revenue and costs for services provided in more than one region are allocated ratably between the regions, and the Company does not otherwise charge for services between reportable segments. Therefore, segment results do not include any intercompany revenue. The operating activities of the separate regions along with the activities that are not attributable to a segment are interdependent, and the regional results in the tables below do not include all intercompany charges and allocations that would be necessary to report the regional results on a standalone basis.

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services and Other revenue from sales to other carriers of long distance voice services.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of the Company believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Core Network Services Revenue:
North America	$1,051	$970	$2,094	$1,937
EMEA	229	220	454	443
Latin America	199	189	388	371
Total Core Network Services Revenue	1,479	1,379	2,936	2,751

Wholesale Voice Services and Other Revenue:
North America	137	175	282	368
EMEA	5	8	10	17
Latin America	4	3	6	6
Total Wholesale Voice Services and Other Revenue	146	186	298	391

Total Consolidated Revenue	$1,625	$1,565	$3,234	$3,142

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Adjusted EBITDA:
North America	$480	$434	$968	$862
EMEA	56	58	110	115
Latin America	90	76	172	149
Unallocated Corporate Expenses	(167)	(181)	(333)	(353)
Consolidated Adjusted EBITDA	459	387	917	773
Income Tax Expense	(12)	(11)	(19)	(25)
Total Other Expense	(193)	(153)	(338)	(372)
Depreciation and Amortization	(187)	(199)	(371)	(393)
Non-Cash Stock Compensation	(16)	(48)	(26)	(85)
Total Consolidated Net Income (Loss)	$51	$(24)	$163	$(102)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Capital Expenditures:
North America	$105	$101	$202	$200
EMEA	29	43	48	69
Latin America	43	30	71	53
Unallocated Corporate Capital Expenditures	64	34	83	55
Consolidated Capital Expenditures	$241	$208	$404	$377

The following table presents total assets by segment:

(dollars in millions)	June 30, 2014	December 31, 2013
Assets:
North America	$8,239	$8,133
EMEA	2,058	2,030
Latin America	2,477	2,445
Other	254	266
Total Consolidated Assets	$13,028	$12,874

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $220 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's consolidated balance sheet at June 30, 2014. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

Below is a description of material legal proceedings and other contingencies pending at June 30, 2014. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in multiple states and the parties are engaged in the claims process for those states, including payments of claims. The settlement has also been presented to federal courts in additional states and approval is pending.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $59 million at June 30, 2014.

The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected the Company's administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 with the Tribunal Fiscal, the highest level of administrative review, which is not part of the Peru judiciary (the "Tribunal"). In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, adjudicating the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. During the fourth quarter of 2013, the Company released a reserve of $28 million for tax, penalty and associated interest related to calendar year 2002 due to the expiration of the statute of limitations. In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Other than an immaterial amount, all assessed items dismissed by the Tribunal in this administrative resolution remain open for reassessment by SUNAT. In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 amounts declared null by the Tribunal. The Company intends to file an appeal of these assessments with SUNAT.

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

The Company has appealed the Tribunal's October 2011 and July 2013 decisions to the judicial court in Peru.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $43 million at June 30, 2014.

Brazilian Tax Claims

In December 2004, March 2009 and April 2009, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004 and March 2009 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 assessment), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012 and June 2014, the Company received favorable rulings from the lower court on the

December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $69 million in excess of the accruals established for these matters as of June 30, 2014.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2014 and December 31, 2013, Level 3 had outstanding letters of credit or other similar obligations of approximately $28 million and $29 million, respectively, of which $24 million and $25 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

(11) Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$760	$918	$(53)	$1,625
Costs and Expense:
Cost of Revenue	—	—	288	378	(53)	613
Depreciation and Amortization	—	—	69	118	—	187
Selling, General and Administrative	1	1	371	196	—	569
Total Costs and Expenses	1	1	728	692	(53)	1,369
Operating Income (Loss)	(1)	(1)	32	226	—	256
Other Income (Expense):
Interest expense	(34)	(113)	1	(3)	—	(149)
Interest income (expense) affiliates, net	303	459	(727)	(35)	—	—
Equity in net earnings (losses) of subsidiaries	(217)	(561)	162	—	616	—
Other, net	—	—	1	(45)	—	(44)
Total Other Income (Expense)	52	(215)	(563)	(83)	616	(193)
Income (Loss) before Income Taxes	51	(216)	(531)	143	616	63
Income Tax Expense	—	(1)	—	(11)	—	(12)
Net Income (Loss)	51	(217)	(531)	132	616	51
Other Comprehensive Income, Net of Income Taxes	13	—	—	13	(13)	13
Comprehensive Income (Loss)	$64	$(217)	$(531)	$145	$603	$64

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,497	$1,849	$(112)	$3,234
Costs and Expense:
Cost of Revenue	—	—	578	761	(112)	1,227
Depreciation and Amortization	—	—	139	232	—	371
Selling, General and Administrative	1	1	696	418	—	1,116
Total Costs and Expenses	1	1	1,413	1,411	(112)	2,714
Operating Income (Loss)	(1)	(1)	84	438	—	520
Other Income (Expense):
Interest expense	(68)	(225)	—	(7)	—	(300)
Interest income (expense) affiliates, net	591	918	(1,439)	(70)	—	—
Equity in net earnings (losses) of subsidiaries	(359)	(1,049)	340	—	1,068	—
Other, net	—	—	4	(42)	—	(38)
Total Other Expense	164	(356)	(1,095)	(119)	1,068	(338)
Income (Loss) before Income Taxes	163	(357)	(1,011)	319	1,068	182
Income Tax Expense	—	(2)	(1)	(16)	—	(19)
Net Income (Loss)	163	(359)	(1,012)	303	1,068	163
Other Comprehensive Loss, Net of Income Taxes	19	—	—	19	(19)	19
Comprehensive Income (Loss)	$182	$(359)	$(1,012)	$322	$1,049	$182

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$694	$928	$(57)	$1,565
Costs and Expense:
Cost of Revenue	—	—	256	417	(57)	616
Depreciation and Amortization	—	—	71	128	—	199
Selling, General and Administrative	—	—	412	198	—	610
Total Costs and Expenses	—	—	739	743	(57)	1,425
Operating Income (Loss)	—	—	(45)	185	—	140
Other Income (Expense):
Interest expense	(37)	(125)	—	(5)	—	(167)
Interest income (expense) affiliates, net	272	425	(669)	(28)	—	—
Equity in net earnings (losses) of subsidiaries	(259)	(559)	130	—	688	—
Other, net	—	—	1	13	—	14
Total Other Expense	(24)	(259)	(538)	(20)	688	(153)
Income (Loss) before Income Taxes	(24)	(259)	(583)	165	688	(13)
Income Tax Expense	—	—	—	(11)	—	(11)
Net Income (Loss)	(24)	(259)	(583)	154	688	(24)
Other Comprehensive Income, Net of Income Taxes	(11)	(11)	—	(11)	22	(11)
Comprehensive Income (Loss)	$(35)	$(270)	$(583)	$143	$710	$(35)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,379	$1,884	$(121)	$3,142
Costs and Expense:
Cost of Revenue	—	—	517	849	(121)	1,245
Depreciation and Amortization	—	—	142	251	—	393
Selling, General and Administrative	1	—	793	415	—	1,209
Total Costs and Expenses	1	—	1,452	1,515	(121)	2,847
Operating Income (Loss)	(1)	—	(73)	369	—	295
Other Income (Expense):
Interest expense	(76)	(251)	(1)	(8)	—	(336)
Interest income (expense) affiliates, net	545	855	(1,338)	(62)	—	—
Equity in net earnings (losses) of subsidiaries	(570)	(1,173)	276	—	1,467	—
Other, net	—	(1)	2	(37)	—	(36)
Total Other Expense	(101)	(570)	(1,061)	(107)	1,467	(372)
Income (Loss) before Income Taxes	(102)	(570)	(1,134)	262	1,467	(77)
Income Tax Expense	—	—	(1)	(24)	—	(25)
Net Income (Loss)	(102)	(570)	(1,135)	238	1,467	(102)
Other Comprehensive Income, Net of Income Taxes	(63)	(63)	—	(63)	126	(63)
Comprehensive Income (Loss)	$(165)	$(633)	$(1,135)	$175	$1,593	$(165)

Condensed Consolidating Balance Sheets
June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$414	$209	$—	$637
Restricted cash and securities	—	—	1	5	—	6
Receivables, less allowances for doubtful accounts	—	—	85	637	—	722
Due from affiliates	16,060	17,582	(32,979)	(663)	—	—
Other	4	16	68	86	—	174
Total Current Assets	16,072	17,604	(32,411)	274	—	1,539
Property, Plant, and Equipment, net	—	—	3,084	5,271	—	8,355
Restricted Cash and Securities	3	—	18	2	—	23
Goodwill and Other Intangibles, net	—	—	380	2,367	—	2,747
Investment in Subsidiaries	10,099	8,959	3,734	—	(22,792)	—
Other Assets, net	8	105	9	242	—	364
Total Assets	$26,182	$26,668	$(25,186)	$8,156	$(22,792)	$13,028

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$284	$328	$—	$613
Current portion of long-term debt	474	—	2	27	—	503
Accrued payroll and employee benefits	—	—	104	41	—	145
Accrued interest	30	136	—	—	—	166
Current portion of deferred revenue	—	—	120	138	—	258
Due to affiliates	—	—	—	—	—	—
Other	—	2	71	66	—	139
Total Current Liabilities	504	139	581	600	—	1,824
Long-Term Debt, less current portion	898	6,906	16	35	—	7,855
Deferred Revenue, less current portion	—	—	573	312	—	885
Other Liabilities	15	29	125	616	—	785
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	24,765	19,594	(26,481)	6,593	(22,792)	1,679
Total Liabilities and Stockholders' Equity (Deficit)	$26,182	$26,668	$(25,186)	$8,156	$(22,792)	$13,028

Condensed Consolidating Balance Sheets
December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$347	$270	$—	$631
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	79	594	—	673
Due from affiliates	15,507	16,886	—	—	(32,393)	—
Other	2	15	47	79	—	143
Total Current Assets	15,517	16,907	474	949	(32,393)	1,454
Property, Plant, and Equipment, net	—	—	3,028	5,212	—	8,240
Restricted Cash and Securities	3	—	18	2	—	23
Goodwill and Other Intangibles, net	—	—	395	2,387	—	2,782
Investment in Subsidiaries	10,039	27,014	3,735	—	(40,788)	—
Other Assets, net	10	113	11	241	—	375
Total Assets	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$42	$581	$—	$625
Current portion of long-term debt	—	—	3	28	—	31
Accrued payroll and employee benefits	—	—	171	38	—	209
Accrued interest	30	129	—	1	—	160
Current portion of deferred revenue	—	—	131	122	—	253
Due to affiliates	—	—	32,165	228	(32,393)	—
Other	—	13	74	81	—	168
Total Current Liabilities	30	144	32,586	1,079	(32,393)	1,446
Long-Term Debt, less current portion	1,370	6,905	17	39	—	8,331
Deferred Revenue, less current portion	—	—	603	303	—	906
Other Liabilities	15	27	135	603	—	780
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	24,154	36,958	(25,680)	6,767	(40,788)	1,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(66)	$(222)	$370	$362	$—	$444
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(192)	(212)	—	(404)
Decrease in restricted cash and securities, net	—	—	—	2	—	2
Net Cash Provided by (Used in) Investing Activities	—	—	(192)	(210)	—	(402)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(6)	—	(6)
Increase (decrease) due from/to affiliates, net	66	222	(111)	(177)	—	—
Net Cash Provided by (Used in) Financing Activities	66	222	(111)	(183)	—	(6)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(30)	—	(30)
Net Change in Cash and Cash Equivalents	—	—	67	(61)	—	6
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$8	$6	$414	$209	$—	$637

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(86)	$(269)	$74	$504	$—	$223
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(159)	(218)	—	(377)
Decrease in restricted cash and securities, net	5	—	—	3	—	8
Other	—	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Investing Activities	5	—	(159)	(229)	—	(383)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(3)	(4)	(20)	—	(199)
Increase (decrease) due from/to affiliates, net	9	272	60	(341)	—	—
Net Cash Provided by (Used in) Financing Activities	(163)	269	56	(361)	—	(199)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(24)	—	(24)
Net Change in Cash and Cash Equivalents	(244)	—	(29)	(110)	—	(383)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$9	$5	$357	$225	$—	$596

(12) Subsequent Event

In July 2014, Level 3 Escrow II, Inc. ("Level 3 Escrow"), a newly formed, direct, wholly owned, unrestricted subsidiary of Level 3 Financing, Inc. agreed to sell $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2022 (the "Notes") in a private offering. The offering is expected to be completed on August 12, 2014, subject to the satisfaction or waiver of customary closing conditions.  The Notes will pay interest on May 15 and November 15 of each year beginning on November 15, 2014 and mature on August 15, 2022. Level 3 Financing, Inc. will assume the obligations of Level 3 Escrow under the Notes if certain escrow conditions are met.

The gross proceeds from the Notes will be deposited into a segregated escrow account until the date on which certain escrow conditions are met, which include the substantially concurrent closing of the tw telecom acquisition. The Notes reduce the commitment under the senior secured facility from $2.4 billion to $2.0 billion. Upon assumption of the Notes, Level 3 Financing, Inc. intends to use the gross proceeds of this offering to finance the cash portion of the merger consideration payable to tw telecom's stockholders under the Merger Agreement and to refinance certain existing indebtedness of tw telecom. See Note 2 — Pending Acquisition of tw telecom for additional information.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2013. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our enterprise customers, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interactions with our mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services; and

•	managing Wholesale Voice Services for margin contribution.

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

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing profitable revenue and managing costs for the business.

Revenue by Channel:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Core Network Services:
North America - Wholesale Channel	$367	$367	$735	$739
North America - Enterprise Channel	684	603	1,359	1,198
EMEA - Wholesale Channel	86	88	173	177
EMEA - Enterprise Channel	143	132	281	266
Latin America - Wholesale Channel	42	40	82	80
Latin America - Enterprise Channel	157	149	306	291
Total Core Network Services	1,479	1,379	2,936	2,751
Wholesale Voice Services and Other	146	186	298	391
Total Revenue	$1,625	$1,565	$3,234	$3,142

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services and Other revenue from sales of long distance voice services.

Core Network Services revenue represents higher margin services and Wholesale Voice Services and Other revenue represents lower margin services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage gross margin contribution from the Wholesale Voice Services component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

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

Property, Plant and Equipment

The Company performs internal reviews to evaluate the depreciable lives of its property, plant and equipment annually or more frequently if new facts and circumstances arise that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global engineering and network services personnel, actual usage, the physical condition of the Company's property, plant and equipment, industry data and other relevant factors.

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
$487

The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income for the six months ended June 30, 2014 (in millions, except per share amounts):

Net Income	$51
Basic Net Income per Share	$0.22
Diluted Net Income per Share	$0.21

Results of Operations for the Three and Six Months Ended June 30, 2014 vs. 2013

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	Change %	2014	2013	Change %
Revenue	$1,625	$1,565	4%	$3,234	$3,142	3%
Cost of Revenue	613	616	—%	1,227	1,245	(1)%
Depreciation and Amortization	187	199	(6)%	371	393	(6)%
Selling, General and Administrative	569	610	(7)%	1,116	1,209	(8)%
Total Costs and Expenses	1,369	1,425	(4)%	2,714	2,847	(5)%
Operating Income	256	140	83%	520	295	76%
Other Income (Expense):
Interest expense	(149)	(167)	(11)%	(300)	(336)	(11)%
Other, net	(44)	14	NM	(38)	(36)	6%
Total Other Expense	(193)	(153)	26%	(338)	(372)	(9)%
Income (Loss) Before Income Taxes	63	(13)	NM	182	(77)	NM
Income Tax Expense	(12)	(11)	9%	(19)	(25)	(24)%
Net Income (Loss)	$51	$(24)	NM	$163	$(102)	NM
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service and Product Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	Change %	2014	2013	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$146	$145	1%	$291	$287	1%
Transport and Fiber	508	480	6%	1,010	956	6%
IP and Data Services	588	522	13%	1,161	1,040	12%
Voice Services (Local and Enterprise)	237	232	2%	474	468	1%
Total Core Network Service Revenue	1,479	1,379	7%	2,936	2,751	7%
Wholesale Voice Services and Other Revenue	146	186	(22)%	298	391	(24)%
Total Revenue	$1,625	$1,565	4%	$3,234	$3,142	3%

Revenue increased 4% to $1.625 billion in the three months ended June 30, 2014 compared to $1.565 billion in the same period of 2013 and increased 3% to $3.234 billion in the six months ended June 30, 2014, from $3.142 billion in the same period of 2013. The increase was driven by growth in Core Network Services revenue from enterprise customers partially offset by declines in Wholesale Voice Services and Other revenue.

The Company experienced continued growth in its IP and data services and transport and fiber services during the three and six months ended June 30, 2014 compared to the same period of 2013 driven primarily by end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The Company also experienced modest growth in colocation and datacenter services and voice services during the three and six months ended June 30, 2014.

Core Network Services revenue increased in the North America, EMEA and Latin America regions during the three and six months ended June 30, 2014 compared to the same period of 2013, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by decreases in wholesale channel revenue in North America and EMEA.

Wholesale Voice Services and Other revenue decreased in the three and six months ended June 30, 2014 compared to the same period of 2013 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for margin contribution.

Wholesale Voice Services revenue decreased in North America and EMEA in the three and six months ended June 30, 2014 compared to the same period of 2013, due to competitive pressures and the Company's focus on maintaining or growing its margin percentage. Wholesale Voice Services and Other revenue increased in Latin America in the three months ended June 30, 2014 and remained flat in the six months ended June 30, 2014 compared to the same periods of 2013. The increase in the three months ended June 30, 2014 was due to expansion of services provided to existing customers.

Cost of Revenue includes leased capacity, right-of-way costs, access charges and other third-party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses.

Cost of revenue as a percentage of total revenue was 38% in the three months ended June 30, 2014 compared to 39% in the same period of 2013 and was 38% in the six months ended June 30, 2014 compared to 40% in the same period of 2013. The decrease is primarily due to an improving gross margin mix of higher margin on-net Core Network Services and a decrease in lower margin Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Depreciation and Amortization decreased 6% to $187 million in the three months ended June 30, 2014 from $199 million in the same period of 2013 and decreased 6% to $371 million in six months ended June 30, 2014 from $393 million in the same period of 2013. The decrease is primarily attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense of $46 million in the first half year of 2014 compared to the same period of 2013. The change in accounting estimate was applied on a prospective basis effective January 1, 2014, as required under the accounting standard related to changes in accounting estimates.

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

SG&A decreased 7% to $569 million in the three months ended June 30, 2014 compared to $610 million in the same period of 2013 and decreased 8% to $1.116 billion in the six months ended June 30, 2014 compared to $1.209 billion in the same period of 2013. The decrease is primarily due to lower employee cash compensation and other employee related costs, professional fees and vendor services and other discretionary costs. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. SG&A in the three months ended June 30, 2014 includes $4 million of transaction fees related to the pending acquisition of tw telecom.

Also included in SG&A in the three and six months ended June 30, 2014, are $16 million and $26 million, respectively, and in the three and six months ended June 30, 2013, are $48 million and $85 million, respectively, of non-cash, stock-based compensation expenses related to grants of outperform stock options, restricted stock units, performance restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The decrease in non-cash, stock-based compensation expense is partially due to the reallocation of the Company's 2014 annual discretionary bonus to be paid entirely in cash compared to the 2013 allocation of 60% equity and 40% cash. In April 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors, effective immediately, to be the Company's President and Chief Executive Officer. As a result of the departure of James Q. Crowe, the Company incurred an SG&A charge of approximately $23 million in the second quarter of 2013, consisting of $6 million of additional cash compensation expense and $17 million in non-cash compensation expense related to the vesting of certain of Mr. Crowe's long term incentive awards payable under the terms of his employment agreement.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Net Income (Loss)	$51	$(24)	$163	$(102)
Income Tax Expense	12	11	19	25
Total Other Expense	193	153	338	372
Depreciation and Amortization	187	199	371	393
Non-Cash Compensation Expense	16	48	26	85
Adjusted EBITDA	$459	$387	$917	$773

Consolidated Adjusted EBITDA was $459 million in the three months ended June 30, 2014 compared to $387 million in the same period of 2013 and $917 million in the six months ended June 30, 2014 compared to $773 million in the same period of 2013. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental margin Core Network Services revenue and continued improvements in cost of revenue and lower SG&A expenses, including the benefit of headcount reduction initiatives in 2013.

Adjusted EBITDA increased in the North America and Latin America regions in the three and six months ended June 30, 2014, compared to 2013 as a result of growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network expenses. These increases were partially offset by a decrease in Wholesale channel revenue. Adjusted EBITDA decreased in EMEA in the three and six months ended June 30, 2014 compared to 2013 due to decreases in Wholesale channel revenue and higher cost of revenue. See Note 9 - Segment Information in the notes to consolidated financial statements for additional information on Adjusted EBITDA by region.

Historically, the Company has paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company accrues the entire bonus compensation within SG&A as cash compensation, which will be paid in 2015.

Interest Expense decreased 11% to $149 million in the three months ended June 30, 2014 from $167 million in the same period of 2013 and decreased 11% to $300 million in the six months ended June 30, 2014 from $336 million in the same period of 2013. Interest expense decreased as a result of lower cost of borrowing on refinanced debt for the three and six months ended June 30, 2014 compared to the same period of 2013.

The Company expects annual interest expense in 2014 to approximate $600 million based on current interest rates on the Company's debt outstanding as of June 30, 2014.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $44 million and $38 million of expense in the three and six months ended June 30, 2014 compared to $14 million of income and $36 million million of expense in the three and six months ended June 30, 2013. The Other, net expense in the three and six months ended June 30, 2014 and in the three and six months ended June 30, 2013 was incurred primarily due to foreign currency losses attributable to the devaluation of the Venezuelan bolivar, as discussed below, and other foreign currency losses.

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

In the three months ended June 30, 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate is currently SICAD 1, or 10.6 Venezuelan bolivares to the U.S. dollar as of June 30, 2014. Accordingly, the Company recognized a loss of approximately $34 million in the three months ended June 30, 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate, $30 million of which was attributable to cash in Venezuela.

Income Tax Expense was $12 million and $19 million in the three and six months ended June 30, 2014 compared to $11 million and $25 million in the three and six months ended June 30, 2013. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and six months ended June 30, 2014 is not necessarily indicative of income tax expense for the year ended December 31, 2014. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Financial Condition— For the Six Months Ended June 30, 2014 and 2013

Cash flows provided by operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2014	2013	Change
Net Cash Provided by Operating Activities	$444	$223	$221
Net Cash Used in Investing Activities	(402)	(383)	(19)
Net Cash Used in Financing Activities	(6)	(199)	193
Effect of Exchange Rates on Cash and Cash Equivalents	(30)	(24)	(6)
Net Change in Cash and Cash Equivalents	$6	$(383)	$389

Operating Activities

Cash provided by operating activities was $444 million in the six months ended June 30, 2014 compared to cash provided by operating activities of $223 million in the same period of 2013. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities increased in the six months ended June 30, 2014 compared to the same period of 2013 primarily as a result of an increase in capital expenditures, which totaled $404 million in the six months ended June 30, 2014 and $377 million in the same period of 2013.

Financing Activities

Cash used in financing activities of $6 million in the six months ended June 30, 2014, compared to $199 million used in financing activities in the same period of 2013 relates to lower net payments of debt and capital leases during 2014 compared the same period of 2013 primarily as a result of the repayment at maturity of $172 million of the 15% Convertible Notes due January 15, 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2014 and 2013 was a loss of $30 million and $24 million, respectively. The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2014 and 2013 was primarily due to the devaluation of the Venezuelan bolivar, which reduced the Company's unrestricted cash and cash equivalents by $30 million in the second quarter of 2014 and $21 million in the first quarter of 2013.

Liquidity and Capital Resources

The Company recognized net income of $163 million in the six months ended June 30, 2014 and a net loss of $102 million in the same period of 2013. The Company used cash of $404 million for capital expenditures and $6 million for financing activities in the six months ended June 30, 2014. This compares to $377 million of cash used for capital expenditures and $199 million of cash flows used in financing activities in the six months ended June 30, 2013.

Net cash interest payments are expected to decrease to approximately $560 million in 2014 from $645 million in 2013 based on current interest rates on the Company's debt outstanding as of June 30, 2014, excluding the effect of any debt incurred in relation to the acquisition of tw telecom.

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

As of June 30, 2014, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $25 million that mature in the remaining six months of 2014, $483 million in 2015, which includes the Company's $475 million aggregate principal amount of 7% Convertible Senior Notes due 2015 that are convertible at a price of approximately $27 per share, and $7 million in 2016.

The Company had $637 million of cash and cash equivalents on hand at June 30, 2014. The Company also had $29 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company at June 30, 2014. In addition, $48 million of the Company's total cash and cash equivalents as of June 30, 2014 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $48 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government.

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD 1. The Venezuela government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD 1 auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit margin for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. The Venezuela government also announced the plans for a third currency exchange mechanism ("SICAD 2"), which is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela's other mechanisms. At June 30, 2014, the CENCOEX official exchange rate was 6.3, the SICAD 1 exchange rate was 10.6 and the SICAD 2 exchange rate was 50.0 Venezuelan bolivares to the U.S. dollar.

The $48 million value of the Company's bolivar denominated cash balance reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate of 6.3 to the SICAD 1 exchange rate of 10.6 Venezuelan bolivares to the U.S. dollar. That devaluation reduced the Company's unrestricted cash and cash equivalents by $30 million, based on the bolivar balances as of June 30, 2014.

The Company continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts held in bolivares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a possible charge for the Company’s cash and cash equivalents held in bolivares.

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

On June 15, 2014, the Company, Saturn Merger Sub 1, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub 1”), and Saturn Merger Sub 2, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub 2”), and tw telecom inc. (“tw telecom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub 1 will be merged with and into tw telecom (the “Merger”) with tw telecom continuing as the surviving corporation and immediately following the Merger, the surviving corporation will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company (the “Subsequent Merger” and together with the Merger, the “Combination”). Concurrently with the execution of the Merger Agreement, Level 3 Financing, Inc. and the Company entered into a financing commitment letter (the “Commitment Letter”) with the Commitment Parties, as separately defined in the Commitment Letter.

Level 3 expects the financing under the Commitment Letter or other financings in the capital markets, together with cash balances, to be sufficient to provide the financing necessary to consummate the Combination and to refinance certain existing indebtedness of tw telecom. The Commitment Letter provides for a senior secured term loan facility in an aggregate amount of $2.4 billion. The Commitment Letter also provides for a $600 million senior unsecured bridge facility, if up to $600 million of senior notes or certain other securities are not issued by Level 3 Financing, Inc. or the Company to finance the Combination on or prior to the closing of the Combination. The unsecured facility portion of the Commitment Letter is reduced by the amount of any senior notes or certain other securities that are issued in relation to the Combination on or prior to the closing. Under certain circumstances, the committed amounts can be allocated from the senior secured facility to the unsecured facility at the option of Level 3. Unless Level 3 or Level 3 Financing, Inc. has obtained an aggregate of $3.0 billion in the capital markets prior to closing, Level 3 and Level 3 Financing retain the ability to draw on the commitments contained in the Commitment Letter pursuant to the terms and conditions as specified in the Commitment Letter. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

In July 2014, Level 3 Escrow II, Inc. ("Level 3 Escrow"), a newly formed, direct, wholly owned, unrestricted subsidiary of Level 3 Financing, Inc. agreed to sell $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2022 (the "Notes") in a private offering. The offering is expected to be completed on August 12, 2014, subject to the satisfaction or waiver of customary closing conditions.  The Notes will pay interest on May 15 and November 15 of each year beginning on November 15, 2014 and mature on August 15, 2022. Level 3 Financing, Inc. will assume the obligations of Level 3 Escrow under the Notes if certain escrow conditions are met.

The gross proceeds from the Notes will be deposited into a segregated escrow account until the date on which certain escrow conditions are met, which include the substantially concurrent closing of the tw telecom acquisition. The Notes reduce the commitment under the senior secured facility from $2.4 billion to $2.0 billion. Upon assumption of the Notes, Level 3 Financing, Inc. intends to use the gross proceeds of this offering to finance the cash portion of the merger consideration payable to tw telecom's stockholders under the Merger Agreement and to refinance certain existing indebtedness of tw telecom.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of June 30, 2014, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at June 30, 2014, was approximately 4%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.32% at June 30, 2014, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $9 million as of June 30, 2014.

At June 30, 2014, the Company had $5.5 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.3%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. In the three months ended June 30, 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate is currently SICAD 1, or 10.6 Venezuelan bolivares to the U.S. dollar as of June 30, 2014. Accordingly, the Company recognized a loss of approximately $34 million in the three months ended June 30, 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate, $30 million of which was attributable to cash in Venezuela.

The Company continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts denominated in bolivares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a possible charge for the Company’s cash and cash equivalents held in bolivares. Refer to the Liquidity and Capital Resources section in Management's Discussion and Analysis for further discussion regarding the situation in Venezuela.

Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 10, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2013, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2013, have not materially changed other than as set forth below.

Risk Factors Relating to the Mergers

The mergers are subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the mergers and the transactions contemplated thereby could have material and adverse effects on tw telecom and Level 3.

The completion of the mergers is subject to a number of conditions, including the receipt of required regulatory approvals, the approval and adoption of the merger agreement and approval of the mergers by the tw telecom stockholders and the approval of the Level 3 stock issuance and the adoption of the Level 3 charter amendment by the Level 3 stockholders, which make the completion and timing of the completion of the mergers uncertain. Also, either tw telecom or Level 3 may terminate the merger agreement if the mergers have not been completed by the termination date (subject to extension under certain circumstances), unless the failure of the mergers to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.

If the mergers are not completed on a timely basis, or at all, Level 3's and tw telecom's respective ongoing businesses may be adversely affected. Additionally, in the event the mergers are not completed, tw telecom and Level 3 will be subject to a number of risks without realizing any of the benefits of having completed the mergers, including the following:

•
tw telecom may be required to pay to Level 3 a termination fee of $200 million and, in some cases, expenses of Level 3 up to $10 million if the mergers are terminated under qualifying circumstances, as described in the merger agreement;

•
Level 3 may be required to pay to tw telecom a termination fee of $350 million or, $450 million and, in some cases, expenses of tw telecom up to $10 million if the mergers are terminated under qualifying circumstances, as described in the merger agreement;

•
tw telecom and Level 3 will be required, subject to certain exceptions, to pay their respective costs relating to the mergers, such as legal, accounting, financial advisor and printing fees, whether or not the mergers are completed;

•
Time and resources committed by Level 3's and tw telecom's respective management to matters relating to the mergers (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities;

•	The market price of Level 3 common stock or tw telecom common stock could decline to the extent that the current market price reflects a market assumption that the mergers will be completed; and

•
If the merger agreement is terminated and the tw Board seeks another business combination, stockholders of tw telecom cannot be certain that tw telecom will be able to find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms that Level 3 has agreed to in the mergers.

Uncertainty regarding the completion of the mergers may cause customers of tw telecom to delay or defer decisions concerning tw telecom and may adversely affect tw telecom's ability to attract and retain key employees.

The mergers will happen only if stated conditions are met, including, among others, the approval and adoption of the merger agreement and approval of the mergers by the tw telecom stockholders, the approval of the Level 3 stock issuance and the adoption of the Level 3 charter amendment by the Level 3 stockholders and the receipt of regulatory approvals. Many of the conditions are beyond the control of tw telecom or Level 3. In addition, both tw telecom and Level 3 have rights to terminate the merger agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the mergers. This uncertainty, along with potential customer uncertainty regarding the service to be provided by the combined company following the mergers, may cause customers of tw telecom to delay or defer decisions concerning purchases from tw telecom, which could negatively impact revenues, earnings and cash flow of tw telecom, regardless of whether the mergers are ultimately completed. Similarly, uncertainty regarding the completion of the mergers may foster uncertainty among employees about their future roles. This may adversely affect the ability of tw telecom and Level 3 to attract and retain key management, sales, marketing, trading and technical personnel, which could have an adverse effect on tw telecom's and Level 3's ability to generate revenues at anticipated levels prior or subsequent to the consummation of the mergers.

The merger agreement contains provisions that could discourage a potential competing acquiror of either tw telecom or Level 3 or could result in any competing proposal being at a lower price than it might otherwise be.

The merger agreement contains "no shop" provisions that, subject to limited exceptions, restrict each of Level 3's and tw telecom's ability to solicit, initiate, encourage, facilitate or discuss competing third-party proposals for the acquisition of all or a significant portion of their company's assets or capital stock. In addition, each party generally has an opportunity to offer to modify the terms of the mergers in response to any competing acquisition proposals before the board of directors of such party that has received a third-party proposal may withdraw (or amend or modify in a manner adverse to the other party) its recommendation. In some circumstances, upon termination of the merger agreement, one of the parties will be required to pay a termination fee.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of tw telecom or Level 3 from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the mergers or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee or expenses of the other party that may become payable in certain circumstances.

If the merger agreement is terminated and either tw telecom or Level 3 determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the mergers.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Level 3's or tw telecom's stock price.

Upon closing of the mergers, each share of tw telecom common stock will be converted into 0.7 shares of Level 3 common stock, including the associated rights under the rights agreement and the right to receive $10.00 in cash. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Level 3 common stock or tw telecom common stock between the date of signing the merger agreement and completion of the mergers. Changes in the price of Level 3 common stock prior to the mergers will affect the value of Level 3 common stock that tw telecom common stockholders will receive on the closing date of the mergers.

The prices of Level 3 common stock and tw telecom common stock at the closing of the mergers may vary from their prices on the date the merger agreement was executed. As a result, the value represented by the exchange ratio may also vary. Accordingly, at the time of the special stockholders meetings, tw telecom stockholders will not know with certainty the value of the shares of Level 3 common stock that they will receive upon completion of the mergers.

These variations could result from changes in the business, operations or prospects of tw telecom or Level 3 prior to or following the mergers, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of tw telecom or Level 3.

Risk Factors Relating to Level 3 Following the Mergers

Although Level 3 expects that Level 3's acquisition of tw telecom will result in benefits to Level 3, Level 3 may not realize those benefits because of integration difficulties and other challenges.

The success of Level 3's acquisition of tw telecom will depend in large part on the success of management in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the mergers. Level 3 may fail to realize some or all of the anticipated benefits of the mergers if the integration process takes longer than expected or is more costly than expected. The failure of Level 3 to meet the challenges involved in successfully integrating the operations of tw telecom or to otherwise realize any of the anticipated benefits of the mergers, including additional revenue opportunities, could impair the operations of Level 3. In addition, Level 3 anticipates that the overall integration of tw telecom will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt Level 3's business.

Potential difficulties the combined business may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies, operations, products and services;

•	the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;

•	the retention of the existing customers and/or vendors of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company's operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the mergers.

The anticipated benefits and synergies include the elimination or reduction of network related expenses, including third party access costs, the elimination of duplicative personnel, realization of efficiency in capital investments as well as the combination of offices in various locations and the elimination of numerous technology systems. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

The mergers are subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on Level 3 following the mergers.

Before the mergers may be completed, approvals or consents must be obtained from various securities, antitrust and other governmental authorities. In deciding whether to grant these approvals, the relevant governmental entity will make a determination of whether, among other things, the mergers are in the public interest. Regulatory entities may impose conditions on the completion of the mergers or require changes to the terms of the mergers or could impose restrictions on the conduct of business(es) of Level 3 following consummation of the mergers. Although the parties do not currently expect that any such material conditions, restrictions or changes would be imposed, there can be no assurance that they will not be, and such conditions, restrictions or changes could delay completion of the mergers or impose additional costs on or limit the revenues of the combined business following the mergers, any of which might have a material adverse effect on Level 3 following the mergers.

Current Level 3 stockholders and tw telecom stockholders will have a reduced ownership and voting interest after the mergers and will exercise less influence over management.

Current Level 3 stockholders have the right to vote in the election of the Level 3 Board and on other matters affecting Level 3. Current tw telecom stockholders have the right to vote in the election of the tw Board and on other matters affecting tw telecom. Immediately after the mergers are completed, it is expected (assuming no tw telecom stockholders have exercised their rights of appraisal) that current Level 3 stockholders will own approximately 71% of Level 3 and current tw telecom stockholders will own approximately 29% of Level 3, respectively. As a result of the mergers, current Level 3 stockholders and current tw telecom stockholders will have less influence on the management and policies of Level 3 than they now have on the management and policies of Level 3 and tw telecom, respectively.

Under the Restated Certificate of Incorporation of Level 3, as amended by the Level 3 charter amendment, Level 3 will be able to issue more shares of common stock than are expected to be outstanding immediately after the mergers are completed. As a result, such future issuances of common stock may have a dilutive effect on the earnings per share and voting power of Level 3's stockholders.

The Level 3 charter amendment authorizes a greater number of shares of common stock than are expected to be outstanding immediately after the mergers are completed. If the mergers are completed, Level 3 will be able to issue more shares of common stock than are expected to be outstanding immediately after the mergers are completed. If the Level 3 Board elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, such additional issuances may further dilute the earnings per share and voting power of the combined company's stockholders and may adversely affect the market price of their shares of common stock.

The market price of Level 3's common stock may decline in the future as a result of the mergers or other factors.

The market price of Level 3's common stock may decline in the future as a result of the mergers for a number of reasons, including:

•	the unsuccessful integration of tw telecom and Level 3;

•	the failure of Level 3 to achieve the perceived benefits of the mergers, including financial results, as rapidly as or to the extent anticipated by Level 3 or financial or industry analysts;

•	decreases in Level 3's revenue, EBITDA, profit margins or free cash flow before or after the closing of the mergers; or

•	general market or economic conditions unrelated to Level 3's performance.

These factors are, to some extent, beyond the control of Level 3.

The tw telecom and Level 3 prospective financial information is inherently subject to uncertainties and the unaudited pro forma financial data for Level 3 filed with the SEC is preliminary, and Level 3's actual financial position and operations after the mergers may differ materially from these estimates and the unaudited pro forma financial data.

The unaudited pro forma combined financial statements and unaudited pro forma per share data for Level 3 filed with the SEC are presented for illustrative purposes only and are not necessarily indicative of what Level 3's actual financial position or results of operations would have been had the mergers been completed on the dates indicated. Level 3's actual results and financial position after the mergers may differ materially and adversely from the unaudited pro forma financial data.

While presented with numeric specificity, the tw telecom and Level 3 prospective financial information was based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to tw telecom's or Level 3's business, as applicable) that are inherently subjective and uncertain and are beyond the control of the respective management. As a result, actual results may differ from the prospective financial information. Important factors that may affect actual results and cause these projected financial forecasts to not be achieved include, but are not limited to, risks and uncertainties relating to tw telecom's or Level 3's business, as applicable, (including each companies ability to achieve strategic goals, objectives and targets over applicable periods), industry performance, general business and economic conditions.

Level 3's future results will suffer if the combined business does not effectively manage its expanded operations following the mergers.

Following the mergers, Level 3 may continue to expand its operations through new product and service offerings and through additional strategic investments, acquisitions or joint ventures, some of which may involve complex technical and operational challenges. Level 3's future success depends, in part, upon its ability to manage its expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate new operations into its existing business in an efficient and timely manner, to combine accounting and data processing systems and management controls and to integrate relationships with customers, vendors and business partners. In addition, future acquisitions or joint ventures after completion of the mergers may involve the issuance of additional shares of common stock of Level 3, which may dilute Level 3 stockholders' and tw telecom stockholders' ownership of Level 3.

Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:

•	problems with the effective integration of operations;

•	inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

Neither Level 3 nor tw telecom can assure its respective stockholders that Level 3's future expansion or acquisition opportunities will be successful, or that the combined business will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
2.1
Agreement and Plan of Merger, dated as of June 15, 2014, by and among the Company, Merger Sub 1, Merger Sub 2 and tw telecom (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 17, 2014).

10.1
Voting Agreement, dated as of June 15, 2014, by and between tw telecom, STT and, solely for purposes of Sections 5, 9 and 10 thereof, the Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 17, 2014).

10.2
Commitment Letter, dated as of June 15, 2014, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., the Company and Level 3 Financing, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 17, 2014).

10.3
Second Amendment to Consulting Agreement, dated as of June 2, 2014, between Level 3 Communications, LLC and Thomas C. Stortz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 3, 2014).

10.4	Form of Restricted Stock Unit and Performance Restricted Stock Unit Award Agreement for Thomas C. Stortz (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 3, 2014).
12	Statements re computation of ratios.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 8, 2014	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer