Form 10-Q
period 2014-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2014-11-07
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 5, 2014:

Common Stock: 335,961,229 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
		(as revised)		(as revised)
Revenue	$1,629	$1,569	$4,863	$4,711
Costs and Expenses:
Network Access Costs	607	608	1,834	1,853
Network Related Expenses	307	314	901	916
Depreciation and Amortization	187	203	558	596
Selling, General and Administrative Expenses	266	292	788	899
Total Costs and Expenses	1,367	1,417	4,081	4,264
Operating Income	262	152	782	447
Other Income (Expense):
Interest Income	1	—	1	—
Interest expense	(159)	(165)	(459)	(501)
Loss on modification and extinguishment of debt, net	—	(17)	—	(17)
Other, net	(11)	23	(49)	(13)
Total Other Expense	(169)	(159)	(507)	(531)
Income (Loss) Before Income Taxes	93	(7)	275	(84)
Income Tax Expense	(8)	(14)	(27)	(39)
Net Income (Loss)	$85	$(21)	$248	$(123)

Basic Earnings per Common Share
Net Income (Loss) Per Share	$0.36	$(0.09)	$1.05	$(0.56)
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	238,265	222,679	237,102	221,198

Diluted Earnings per Common Share
Net Income (Loss) Per Share	$0.35	$(0.09)	$1.03	$(0.56)
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	242,464	222,679	241,458	221,198

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2014	2013	2014	2013
Net Income (Loss)	$85	$(21)	$248	$(123)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	(138)	41	(120)	(15)
Other, net	1	1	2	(6)
Other Comprehensive Income (Loss), Before Income Taxes	(137)	42	(118)	(21)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	(137)	42	(118)	(21)
Comprehensive Income (Loss)	$(52)	$21	$130	$(144)

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except per share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$729	$631
Restricted cash and securities	1,020	7
Receivables, less allowances for doubtful accounts of $34 and $32, respectively	678	673
Other	173	143
Total Current Assets	2,600	1,454
Property, Plant and Equipment, net of accumulated depreciation of $9,488 and $9,089, respectively	8,268	8,240
Restricted Cash and Securities	21	23
Goodwill	2,570	2,577
Other Intangibles, net	154	205
Other Assets, net	370	375
Total Assets	$13,983	$12,874
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$607	$625
Current portion of long-term debt	502	31
Accrued payroll and employee benefits	165	209
Accrued interest	184	160
Current portion of deferred revenue	244	253
Other	151	168
Total Current Liabilities	1,853	1,446
Long-Term Debt, less current portion	8,856	8,331
Deferred Revenue, less current portion	877	906
Other Liabilities	749	780
Total Liabilities	12,335	11,463
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 343,333,333 shares in both periods; 238,374,738 issued and outstanding at September 30, 2014 and 234,688,063 issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	14,446	14,339
Accumulated other comprehensive income (loss)	(82)	36
Accumulated deficit	(12,718)	(12,966)
Total Stockholders’ Equity	1,648	1,411
Total Liabilities and Stockholders’ Equity	$13,983	$12,874

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$248	$(123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	558	596
Non-cash compensation expense attributable to stock awards	48	115
Loss on modification and extinguishment of debt, net	—	17
Accretion of debt discount and amortization of debt issuance costs	27	27
Accrued interest on long-term debt, net	24	(39)
Non-cash tax adjustments	(9)	—
Deferred income taxes	2	—
Gain on sale of property, plant and equipment and other assets	(3)	(1)
Other, net	(19)	(34)
Changes in working capital items:
Receivables	(25)	(34)
Other current assets	(31)	(34)
Accounts payable	(35)	(152)
Deferred revenue	(29)	(18)
Other current liabilities	9	7
Net Cash Provided by Operating Activities	765	327
Cash Flows from Investing Activities:
Capital expenditures	(608)	(571)
(Increase) decrease in restricted cash and securities, net	(10)	13
Proceeds from sale of property, plant and equipment and other assets	3	16
Other	(2)	(14)
Net Cash Used in Investing Activities	(617)	(556)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	(1)	590
Payments on and repurchases of long-term debt, including current portion and financing costs	(8)	(810)
Net Cash Used in Financing Activities	(9)	(220)
Effect of Exchange Rates on Cash and Cash Equivalents	(41)	(23)
Net Change in Cash and Cash Equivalents	98	(472)
Cash and Cash Equivalents at Beginning of Period	631	979
Cash and Cash Equivalents at End of Period	$729	$507

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$408	$513
Income taxes paid, net of refunds	$34	$24
Non-cash Financing Activities:
Long-term debt issued and proceeds placed into escrow	$1,000	$—
Capital lease obligations incurred	$2	$13
Note issued for property	$—	$12

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

The accompanying Consolidated Balance Sheet as of December 31, 2013, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Property, Plant and Equipment

In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company may determine that the period it expects to use certain assets is longer than the remaining originally estimated useful lives. The Company completed its most recent evaluation in the first quarter

2014 and revised its estimated useful lives for: IP equipment from its historical estimate of four years to a revised estimate of seven years; racks and cabinets from its historical estimate of seven years to a revised estimate of 15 years; and facility equipment from its historical estimate of 10 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence and expected usage and maintenance. The change in the estimated useful lives of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective January 1, 2014 under the accounting standard related to changes in accounting estimates.

The carrying values of assets subject to these revisions were (in millions):

January 1, 2014
IP Equipment	$222
Racks and Cabinets	114
Facility Equipment	151
$487

The change in estimated useful lives of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income and net income per share for the nine months ended September 30, 2014 (in millions, except per share amounts):

Net Income	$75
Basic Net Income per Share	$0.32
Diluted Net Income per Share	$0.31

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Disaggregation of Network Related Expenses; Change in Description of Cost of Revenue to Network Access Costs

Historically, the Company has included "network related expenses" including facility rent, utilities, maintenance and other costs, each related to the operation of Level 3's communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excluding depreciation and amortization, within the line item "Selling, General and Administrative Expenses" in its Consolidated Statement of Operations. Beginning with the third quarter 2014, these network related expenses will be reported under a separate line item, “Network Related Expenses,” in the Company’s Consolidated Statement of Operations. Beginning with the third quarter 2014, “Selling General and Administrative Expenses” include the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

In addition, the Company has changed the description of “Cost of Revenue” in its Consolidated Statement of Operations to “Network Access Costs.” Network Access Costs include leased capacity costs, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network. Network Access Costs exclude Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

The changes outlined above do not affect the Company’s previously reported Consolidated Total Costs and Expenses, Operating Income, Net Loss or Loss per Share in the Consolidated Statement of Operations, or any items reported in the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Cash Flows or Changes in Stockholders’ Equity (Deficit).

The following table reflects on an unaudited basis the change of the description of "Cost of Revenue" to "Network Access Costs" and the disaggregation of "Network Related Expenses" from "Selling, General and Administrative Expenses" for the three and nine months ended September 30, 2013 in the Consolidated Statements of Operations, assuming the changes discussed above were in effect for the entire period reported below.

(dollars in millions)	As Previously Reported	Adjustment	Revised Reporting (1)

Three Months Ended September 30, 2013
Cost of Revenue	$608	$(608)	$—
Network Access Costs	—	608	608
Network Related Expenses	—	314	314
Selling, General and Administrative Expenses	606	(314)	292
Total Costs and Expenses	1,417	—	1,417

Nine Months Ended September 30, 2013
Cost of Revenue	$1,853	$(1,853)	$—
Network Access Costs	—	1,853	1,853
Network Related Expenses	—	916	916
Selling, General and Administrative Expenses	1,815	(916)	899
Total Costs and Expenses	4,264	—	4,264
(1) The description of "Cost of Revenue" has been changed to "Network Access Costs" and the presentation of "Network Related Expenses" has been disaggregated from "Selling, General and Administrative Expenses" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013.

As a result of the above, the Company also revised the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2013 in Note 11 — Condensed Consolidating Financial Information.

(2) Events Associated with the Merger of tw telecom inc.

On October 31, 2014, the Company and two of its subsidiaries completed the merger with tw telecom inc. (“tw telecom”) and tw telecom became a wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger"). As a result of the Merger, (1) each issued and outstanding share of common stock of tw telecom was exchanged for 0.7 shares of Level 3 common stock and $10 in cash ( together the "merger consideration"); (2) the outstanding stock options were canceled and the holders received the merger consideration, net of aggregate per share exercise price; (3) each restricted stock unit award was canceled and the holders received the merger consideration; and (4) each restricted stock unit was immediately vested and canceled and holders received the merger consideration.

In connection with the closing of the Merger, Level 3 Financing amended its existing credit agreement to incur an additional $2 billion of borrowings through an additional Tranche (the "Tranche B 2022 Term Loan"). The aggregate net proceeds of Level 3 Financing's Tranche B 2022 Term Loan issued in October 2014 were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger (see Note 6 — Long-Term Debt for additional information). In addition, the $1.0 billion of proceeds from the issuance of 5.375% Senior Notes due 2022 raised in August 2014 (see Note 6 — Long-Term Debt) by an indirect, wholly owned subsidiary were deposited into an escrow account. On October 31, 2014, following the consummation of the Merger and the satisfaction of certain escrow release conditions, the 5.375% Senior Notes were assumed by Level 3 Financing and the funds were released from the escrow account. The net proceeds from the 5.375% Senior Notes were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger.

On October 30, 2014, the Company increased the number of authorized shares of common stock by 100,000,000 shares to 433,333,333. As a result of the Merger, the Company issued approximately 96.9 million shares of Level 3 common stock to former holders of tw telecom common shares, stock options, restricted stock awards and restricted stock units. In addition, Level 3 called for redemption and discharged or repaid approximately $1.793 billion of tw telecom's outstanding consolidated debt. The shares of tw telecom common stock, which previously traded under the symbol "TWTC", ceased trading on the NASDAQ Global Select Market ("NASDAQ") at the close of trading on October 31, 2014 and were delisted from NASDAQ as of October 31, 2014.

Based on the number of Level 3 shares issued, Level 3's closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $1.793 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed debt, approximated $8.1 billion.

The premium paid by Level 3 in this transaction is attributable to strategic benefits, as the transaction further solidifies Level 3's position as a premier global communications provider to the enterprise, government and carrier market, combining tw telecom's extensive local operations and assets in North America with Level 3's global assets and capabilities. tw telecom's business model is directly aligned with Level 3's initiatives for growth, which include building managed solutions to meet customer needs through an advanced IP/optical network.

The goodwill associated with this transaction is not expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed of tw telecom will be recognized at their acquisition date fair value, however, based on the acquisition date of October 31, 2014, the summary of assets acquired and liabilities assumed are not available at the time of this filing. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, will require extensive analysis and is expected to be completed no later than October 31, 2015. A preliminary allocation of the purchase price to intangible assets has been used to determine the adjustment to the pro forma operating results below. The final identification of all intangible assets acquired may be significantly different from the preliminary allocation.

The following unaudited pro forma financial information presents the combined results of Level 3 and tw telecom as if the completion of the merger had occurred as of January 1, 2013 (dollars in millions, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total Revenue	$2,047	$1,955	$6,096	$5,854
Net Income (Loss)	$72	$(67)	$199	$(212)
Net Income (Loss) per Share - Basic	$0.22	$(0.21)	$0.60	$(0.67)
Net Income (Loss) per Share- Diluted	$0.21	$(0.21)	$0.59	$(0.67)

These pro forma results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, increases in interest expense due to Level 3's issuance of incremental debt to finance cash consideration partially offset by the refinancing of tw telecom debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and tw telecom. The pro forma information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Merger been completed on January 1, 2013, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. Level 3 incurred total acquisition related transaction and integration costs of approximately $11 million through September 30, 2014. Level 3 estimates that total acquisition related transaction costs will be approximately $82 million. In addition, Level 3 expects to incur $170 million of integration related costs in 2014 and 2015.

Level 3 also adopted an amendment to its existing Stockholder Rights Plan to extend the term of that plan. The plan is designed to protect its U.S. federal net operating losses from certain Internal Revenue Code Section 382 limitations. The plan was designed to deter trading that would result in a change of control (as defined in that Code Section), and thereby protect the Company's ability to use its historical federal net operating loss carryforwards in the future.

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

The effect of approximately 18 million and 28 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2014 and September 30, 2013, respectively, have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation. The effect of approximately 5 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") outstanding at September 30, 2014 have been included in the computation of diluted earnings per share. The effect of approximately 6 million stock options, OSOs and RSUs outstanding at September 30, 2013 have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2014 and December 31, 2013 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$785	$(708)	$77
Trademarks	55	(41)	14
Patents and Developed Technology	158	(127)	31
	998	(876)	122
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,030	$(876)	$154
December 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(678)	$108
Trademarks	55	(31)	24
Patents and Developed Technology	158	(117)	41
	999	(826)	173
Indefinite-Lived Intangible Assets:
Vyvx Trade Name	32	—	32
	$1,031	$(826)	$205

Acquired finite-lived intangible asset amortization expense was $14 million and $50 million for the three and nine months ended September 30, 2014 and $18 million and $54 million for the three and nine months ended September 30, 2013.

At September 30, 2014, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 3.3 years for customer contracts and relationships, 2.2 years for trademarks and 1.0 year for patents and developed technology.

As of September 30, 2014, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years is as follows (dollars in millions):

2014 (remaining 3 months)	$13
2015	48
2016	30
2017	15
2018	13
2019	3
$122

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2014 and December 31, 2013. The Company's interest rate swaps, which were extinguished in the first quarter of 2014, had been recorded in the Consolidated Balance Sheets at fair value.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the nine months ended September 30, 2014 and September 30, 2013.

The table below presents the fair values for the Company’s interest rate swaps and long-term debt as well as the input levels used to determine these fair values as of September 30, 2014 and December 31, 2013:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Liabilities Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest Rate Swap Liabilities (included in other current liabilities)	$—	$12	$—	$—	$—	$12
Total Derivative Liabilities Recorded at Fair Value in the Financial Statements	$—	$12	$—	$—	$—	$12
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$2,605	$2,604	$2,563	$2,633	$—	$—
Senior Notes	6,200	5,198	5,531	5,673	—	—
Convertible Notes	475	474	—	—	818	647
Capital Leases and Other	78	86	—	—	78	86
Total Long-term Debt, including the current portion	$9,358	$8,362	$8,094	$8,306	$896	$733

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

Term Loans

The fair value of the Term Loans referenced above was approximately $2.6 billion at both September 30, 2014 and December 31, 2013, respectively. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.
Senior Notes

The fair value of the Senior Notes referenced above was approximately $5.5 billion at September 30, 2014 and $5.7 billion at December 31, 2013, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

The 11.875% Senior Notes due 2019 and the 8.875% Senior Notes due 2019 were issued by Level 3 Communications, Inc. and are not guaranteed by any of the Company's subsidiaries. The remaining Senior Notes are obligations of Level 3 Financing, Inc. and are all fully and unconditionally guaranteed by Level 3 Communications, Inc. and by Level 3 Communications, LLC.

Convertible Notes

The fair value of the Company’s Convertible Notes was approximately $818 million and $647 million at September 30, 2014 and December 31, 2013, respectively. The estimated fair value of the Convertible Notes is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon, convertible optionality, corporate and security credit ratings, maturity date, liquidity and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

As of September 30, 2014 and December 31, 2013, long-term debt was as follows:

(dollars in millions)	September 30, 2014	December 31, 2013
Senior Secured Term Loan*	$2,611	$2,611
Floating Rate Senior Notes due 2018 (3.823% as of September 30, 2014 and 3.846% as of December 31, 2013)	300	300
11.875% Senior Notes due 2019	605	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
5.375% Senior Notes due 2022	1,000	—
7% Convertible Senior Notes due 2015	200	200
7% Convertible Senior Notes due 2015 Series B	275	275
Capital Leases	66	73
Other	12	13
Total Debt Obligations	9,384	8,392
Unamortized Discount:
Discount on Senior Secured Term Loan	(6)	(7)
Discount on 11.875% Senior Notes due 2019	(7)	(8)
Discount on 9.375% Senior Notes due 2019	(7)	(7)
Discount on 8.125% Senior Notes due 2019	(6)	(7)
Discount on 7% Convertible Senior Notes due 2015	—	(1)
Total Unamortized Discount	(26)	(30)
Carrying Value of Debt	9,358	8,362
Less current portion	(502)	(31)
Long-term Debt, less current portion	$8,856	$8,331

* The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.00% as of September 30, 2014 and December 31, 2013.

2014 Debt Issuances and Registrations

5.375% Senior Notes due 2022

In August 2014, Level 3 Escrow II, Inc. (“Level 3 Escrow”), an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes”). As a result of certain conditions that could have required Level 3 Escrow to redeem the notes on or before June 15, 2015, discussed further below, the initial term of the 5.375% Senior Notes was deemed to be through June 2015. When the contingency was resolved on October 31, 2014, the Company reclassified these notes into long-term debt in the accompanying Consolidated Balance Sheet as of September 30, 2014. The 5.375% Senior Notes will mature on August

15, 2022. Interest on the 5.375% Senior Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2014. Debt issuance costs of approximately $17 million were capitalized and are amortized over the term of the loan.

The gross proceeds from the offering of the 5.375% Senior Notes were deposited into a segregated escrow account and were to remain in escrow until the date of the satisfaction of certain escrow conditions including, but not limited to, the substantially concurrent consummation of the acquisition by Level 3 of tw telecom pursuant to the Merger and the assumption of the 5.375% Senior Notes by Level 3 Financing, Inc. (the “Notes Assumption”). In conjunction with the completion of the Merger on October 31, 2014 (see Note 2 — Events Associated with the Merger of tw telecom), the escrow conditions were satisfied. Following the Notes Assumption, Level 3 and Level 3 Communications, LLC guaranteed the 5.375% Senior Notes on an unsecured basis. Following the release of the escrowed funds in connection with the Notes Assumption, the escrowed funds were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger.

The 5.375% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to August 15, 2017, at 100% of the principal amount of 5.375% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and (ii) on and after August 15, 2017, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning August 15, of the years indicated below:

Year	Redemption Price
2017	102.688%
2018	101.344%
2019	100.000%

At any time or from time to time after the Notes Assumption and on or prior to August 15, 2017, Financing may redeem up to 40% of the original aggregate principal amount of the 5.375% Senior Notes at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 5.375% Senior Notes were not originally registered under the Securities Act of 1933, as amended, and the 5.375% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 5.375% Senior Notes were sold to persons reasonably believed to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. The registration rights agreement became effective as of October 31, 2014.

In October 2014, Level 3 Financing, Inc. received commitments from lenders to increase the borrowings under its existing senior secured credit facility through the creation of a new $2 billion Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The borrowing was completed with the close of the acquisition of tw telecom on October 31, 2014. The Tranche B 2022 Term Loan included an up front payment to the Tranche B 2022 Term Loan lenders of 0.75 percent of par, will pay interest equal to LIBOR plus 3.5 percent with LIBOR set at a minimum of 1.0 percent and mature on January 31, 2022.

Upon closing of the Tranche B 2022 Term Loan, Level 3 Financing, Inc. used the gross proceeds to finance the cash portion of the merger consideration payable to tw telecom's stockholders under the Merger Agreement and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of that acquisition. See Note 2 — Events Associated with the Merger of tw telecom for additional information.

During the fourth quarter of 2014, the Floating Rate Senior Notes due 2018 issued by Level 3 Financing, Inc. in November 2013 were exchanged for a new issue of Floating Rate Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The Floating Rate Senior Notes due 2018 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

During the fourth quarter of 2014, the 6.125% Senior Notes due 2021 issued by Level 3 Financing, Inc. in November 2013 were exchanged for a new issue of 6.125% Senior Notes due 2021 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 6.125% Senior Notes due 2021 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of September 30, 2014 (dollars in millions):

2014 (remaining three months)	$22
2015	483
2016	7
2017	6
2018	306
2019	3,426
Thereafter	5,134
$9,384

(7) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$56	$(30)	$26
Other comprehensive (loss) before reclassifications	(15)	(9)	(24)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Balance at September 30, 2013	$41	$(36)	$5

Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive (loss) before reclassifications	(120)	(2)	(122)
Amounts reclassified from accumulated other comprehensive income	—	4	4
Balance at September 30, 2014	$(53)	$(29)	$(82)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Outperform Stock Options	$2	$2	$6	$18
Restricted Stock Units and Shares	10	10	22	31
Performance Restricted Stock Units	4	—	7	—
401(k) Match Expense	6	6	18	19
Restricted Stock Unit Bonus Grant	—	12	(5)	41
Management Incentive and Retention Plan	—	1	—	7
	22	31	48	116
Capitalized Non-Cash Compensation	—	(1)	—	(1)
	$22	$30	$48	$115

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

As of September 30, 2014, there were approximately 2 million outperform Stock Options ("OSOs") outstanding. As of September 30, 2014, there were approximately 4 million non-vested restricted stock, restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014. In addition, as of September 30, 2014, there were approximately 9 thousand non-qualified stock options outstanding.

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

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income (loss) from the Consolidated Statements of Operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within network related expenses and selling, general and administrative expenses, (4) depreciation and amortization expense, and (5) non-cash stock compensation expense included within network related expenses and selling, general and administrative expenses.

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

Core Network Services revenue represents higher profit services and Wholesale Voice Services and Other revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of the Company believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the contribution from the Wholesale Voice Services and Other component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Core Network Services Revenue:
North America	$1,063	$987	$3,157	$2,924
EMEA	219	222	673	665
Latin America	200	188	588	559
Total Core Network Services Revenue	1,482	1,397	4,418	4,148

Wholesale Voice Services and Other Revenue:
North America	128	162	410	530
EMEA	4	8	14	25
Latin America	15	2	21	8
Total Wholesale Voice Services and Other Revenue	147	172	445	563

Total Consolidated Revenue	$1,629	$1,569	$4,863	$4,711

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to consolidated net income (loss):

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Adjusted EBITDA:
North America	$492	$447	$1,460	$1,309
EMEA	57	56	167	171
Latin America	92	77	264	226
Unallocated Corporate Expenses	(170)	(195)	(503)	(548)
Consolidated Adjusted EBITDA	471	385	1,388	1,158
Income Tax Expense	(8)	(14)	(27)	(39)
Total Other Expense	(169)	(159)	(507)	(531)
Depreciation and Amortization	(187)	(203)	(558)	(596)
Non-Cash Stock Compensation	(22)	(30)	(48)	(115)
Total Consolidated Net Income (Loss)	$85	$(21)	$248	$(123)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Capital Expenditures:
North America	$116	$105	$318	$305
EMEA	34	33	82	102
Latin America	35	35	106	88
Unallocated Corporate Capital Expenditures	19	21	102	76
Consolidated Capital Expenditures	$204	$194	$608	$571

The following table presents total consolidated assets by segment:

(dollars in millions)	September 30, 2014	December 31, 2013
Assets:
North America	$9,321	$8,133
EMEA	1,963	2,030
Latin America	2,437	2,445
Other	262	266
Total Consolidated Assets	$13,983	$12,874

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $191 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at September 30, 2014. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at September 30, 2014. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation

The Company is party to a number of purported class action lawsuits involving its right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, the Company obtained the rights to construct its networks from railroads, utilities, and others, and has installed its networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the fiber optic cable networks pass, and that the railroads, utilities and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. The Company has defeated motions for class certification in a number of these actions but expects that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against the Company, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure has increased to $57 million at September 30, 2014.

The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected the Company's administrative claims,

thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 with the Tribunal Fiscal, the highest level of administrative review, which is not part of the Peru judiciary (the "Tribunal"). The 2001 and 2002 assessed withholding tax assessments were resolved in favor of the Company in separate administrative resolutions; however, the penalties with respect to withholding tax remain at issue in the administrative appeals.

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. The Company expects SUNAT to appeal the court’s decision to the next judicial level.

During the fourth quarter of 2013, the Company released a reserve of $28 million for tax, penalty and associated interest related to calendar year 2002 due to the expiration of the statute of limitations. In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company has appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru.

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 amounts declared null by the Tribunal. In July 2014, the Company appealed these assessments with SUNAT.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $43 million at September 30, 2014.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, the Company released a reserve of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012 and June 2014, the Company received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The objection to the July 2014 assessment is pending first administrative decision.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $59 million in excess of the accruals established for these matters as of September 30, 2014.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2014 and December 31, 2013, Level 3 had outstanding letters of credit or other similar obligations of approximately $26 million and $29 million, respectively, of which $22 million and $25 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

(11) Condensed Consolidating Financial Information (as revised)

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

The 5.375% Senior Notes due 2022 were not originally registered under the Securities Act of 1933, as amended. The registration rights agreement became effective on October 31, 2014.

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$781	$901	$(53)	$1,629
Costs and Expense:
Network Access Costs	—	—	291	369	(53)	607
Network Related Expenses	—	—	195	112	—	307
Depreciation and Amortization	—	—	70	117	—	187
Selling, General and Administrative Expenses	6	—	181	79	—	266
Total Costs and Expenses	6	—	737	677	(53)	1,367
Operating Income (Loss)	(6)	—	44	224	—	262
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(34)	(112)	(1)	(12)	—	(159)
Interest income (expense) affiliates, net	314	452	(730)	(36)	—	—
Equity in net earnings (losses) of subsidiaries	(189)	(528)	162	—	555	—
Other, net	—	—	2	(13)	—	(11)
Total Other Income (Expense)	91	(188)	(567)	(60)	555	(169)
Income (Loss) before Income Taxes	85	(188)	(523)	164	555	93
Income Tax Expense	—	(1)	—	(7)	—	(8)
Net Income (Loss)	85	(189)	(523)	157	555	85
Other Comprehensive Income, Net of Income Taxes	(137)	—	—	(137)	137	(137)
Comprehensive Income (Loss)	$(52)	$(189)	$(523)	$20	$692	$(52)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,278	$2,750	$(165)	$4,863
Costs and Expense:
Network Access Costs	—	—	869	1,130	(165)	1,834
Network Related Expenses	—	—	567	334	—	901
Depreciation and Amortization	—	—	209	349	—	558
Selling, General and Administrative Expenses	7	1	505	275	—	788
Total Costs and Expenses	7	1	2,150	2,088	(165)	4,081
Operating Income (Loss)	(7)	(1)	128	662	—	782
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(102)	(337)	(1)	(19)	—	(459)
Interest income (expense) affiliates, net	905	1,370	(2,169)	(106)	—	—
Equity in net earnings (losses) of subsidiaries	(548)	(1,577)	502	—	1,623	—
Other, net	—	—	6	(55)	—	(49)
Total Other Expense	255	(544)	(1,662)	(179)	1,623	(507)
Income (Loss) before Income Taxes	248	(545)	(1,534)	483	1,623	275
Income Tax Expense	—	(3)	(1)	(23)	—	(27)
Net Income (Loss)	248	(548)	(1,535)	460	1,623	248
Other Comprehensive Loss, Net of Income Taxes	(118)	—	—	(118)	118	(118)
Comprehensive Income (Loss)	$130	$(548)	$(1,535)	$342	$1,741	$130

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013 (as revised)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$711	$919	$(61)	$1,569
Costs and Expense:
Network Access Costs			264	405	(61)	608
Network Related Expenses	—	—	194	120	—	314
Depreciation and Amortization	—	—	73	130	—	203
Selling, General and Administrative Expenses	1	1	191	99	—	292
Total Costs and Expenses	1	1	722	754	(61)	1,417
Operating Income (Loss)	(1)	(1)	(11)	165	—	152
Other Income (Expense):
Interest expense	(38)	(123)	(1)	(3)	—	(165)
Interest income (expense) affiliates, net	274	429	(670)	(33)	—	—
Equity in net earnings (losses) of subsidiaries	(255)	(542)	122	—	675	—
Other, net	—	(18)	1	23	—	6
Total Other Expense	(19)	(254)	(548)	(13)	675	(159)
Income (Loss) before Income Taxes	(20)	(255)	(559)	152	675	(7)
Income Tax Expense	(1)	—	(1)	(12)	—	(14)
Net Income (Loss)	(21)	(255)	(560)	140	675	(21)
Other Comprehensive Income, Net of Income Taxes	42	42	—	42	(84)	42
Comprehensive Income (Loss)	$21	$(213)	$(560)	$182	$591	$21

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013 (as revised)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,090	$2,803	$(182)	$4,711
Costs and Expense:
Network Access Costs	—	—	781	1,254	(182)	1,853
Network Related Expenses	—	—	572	344	—	916
Depreciation and Amortization	—	—	215	381	—	596
Selling, General and Administrative Expenses	2	1	606	290	—	899
Total Costs and Expenses	2	1	2,174	2,269	(182)	4,264
Operating Income (Loss)	(2)	(1)	(84)	534	—	447
Other Income (Expense):
Interest expense	(114)	(374)	(2)	(11)	—	(501)
Interest income (expense) affiliates, net	819	1,284	(2,008)	(95)	—	—
Equity in net earnings (losses) of subsidiaries	(825)	(1,715)	398	—	2,142	—
Other, net	—	(19)	3	(14)	—	(30)
Total Other Expense	(120)	(824)	(1,609)	(120)	2,142	(531)
Income (Loss) before Income Taxes	(122)	(825)	(1,693)	414	2,142	(84)
Income Tax Expense	(1)	—	(2)	(36)	—	(39)
Net Income (Loss)	(123)	(825)	(1,695)	378	2,142	(123)
Other Comprehensive Income, Net of Income Taxes	(21)	(21)	—	(21)	42	(21)
Comprehensive Income (Loss)	$(144)	$(846)	$(1,695)	$357	$2,184	$(144)

Condensed Consolidating Balance Sheets
September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$524	$193	$—	$729
Restricted cash and securities	—	—	1	1,019	—	1,020
Receivables, less allowances for doubtful accounts	—	—	48	630	—	678
Due from affiliates	16,348	17,921	—	—	(34,269)	—
Other	3	16	63	91	—	173
Total Current Assets	16,358	17,942	636	1,933	(34,269)	2,600
Property, Plant, and Equipment, net	—	—	3,112	5,156	—	8,268
Restricted Cash and Securities	3	—	16	2	—	21
Goodwill and Other Intangibles, net	—	—	376	2,348	—	2,724
Investment in Subsidiaries	10,127	8,794	3,731	—	(22,652)	—
Other Assets, net	8	100	10	252	—	370
Total Assets	$26,496	$26,836	$7,881	$9,691	$(56,921)	$13,983

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$2	$—	$236	$369	$—	$607
Current portion of long-term debt	475	—	2	25	—	502
Accrued payroll and employee benefits	—	—	128	37	—	165
Accrued interest	46	131	—	7	—	184
Current portion of deferred revenue	—	—	124	120	—	244
Due to affiliates	—	—	33,869	400	(34,269)	—
Other	—	1	67	83	—	151
Total Current Liabilities	523	132	34,426	1,041	(34,269)	1,853
Long-Term Debt, less current portion	898	6,907	17	1,034	—	8,856
Deferred Revenue, less current portion	—	—	570	307	—	877
Other Liabilities	15	29	119	586	—	749
Commitments and Contingencies					—	—
Stockholders' Equity (Deficit)	25,060	19,768	(27,251)	6,723	(22,652)	1,648
Total Liabilities and Stockholders' Equity (Deficit)	$26,496	$26,836	$7,881	$9,691	$(56,921)	$13,983

Condensed Consolidating Balance Sheets
December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$347	$270	$—	$631
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	79	594	—	673
Due from affiliates	15,507	16,886	—	—	(32,393)	—
Other	2	15	47	79	—	143
Total Current Assets	15,517	16,907	474	949	(32,393)	1,454
Property, Plant, and Equipment, net	—	—	3,028	5,212	—	8,240
Restricted Cash and Securities	3	—	18	2	—	23
Goodwill and Other Intangibles, net	—	—	395	2,387	—	2,782
Investment in Subsidiaries	10,039	27,014	3,735	—	(40,788)	—
Other Assets, net	10	113	11	241	—	375
Total Assets	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$42	$581	$—	$625
Current portion of long-term debt	—	—	3	28	—	31
Accrued payroll and employee benefits	—	—	171	38	—	209
Accrued interest	30	129	—	1	—	160
Current portion of deferred revenue	—	—	131	122	—	253
Due to affiliates	—	—	32,165	228	(32,393)	—
Other	—	13	74	81	—	168
Total Current Liabilities	30	144	32,586	1,079	(32,393)	1,446
Long-Term Debt, less current portion	1,370	6,905	17	39	—	8,331
Deferred Revenue, less current portion	—	—	603	303	—	906
Other Liabilities	15	27	135	603	—	780
Commitments and Contingencies	—	—	—	—	—	—
Stockholders' Equity (Deficit)	24,154	36,958	(25,680)	6,767	(40,788)	1,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(91)	$(336)	$443	$749	$—	$765
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(261)	(347)	—	(608)
Increase in restricted cash and securities, net	—	—	1	(11)	—	(10)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	3	—	3
Other	—	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	—	—	(260)	(357)	—	(617)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	(1)	—	(1)
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(8)	—	(8)
Increase (decrease) due from/to affiliates, net	90	335	(6)	(419)	—	—
Net Cash Provided by (Used in) Financing Activities	90	335	(6)	(428)	—	(9)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(41)	—	(41)
Net Change in Cash and Cash Equivalents	(1)	(1)	177	(77)	—	98
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$7	$5	$524	$193	$—	$729

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(105)	$(441)	$298	$575	$—	$327
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(235)	(336)	—	(571)
Decrease in restricted cash and securities, net	9	—	—	4	—	13
Proceeds from sale of property, plant and equipment and other assets	—	—	—	16	—	16
Other	—	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Investing Activities	9	—	(235)	(330)	—	(556)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	590	—	—	—	590
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(172)	(607)	(4)	(27)	—	(810)
Increase (decrease) due from/to affiliates, net	24	459	(156)	(327)	—	—
Net Cash Provided by (Used in) Financing Activities	(148)	442	(160)	(354)	—	(220)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Change in Cash and Cash Equivalents	(244)	1	(97)	(132)	—	(472)
Cash and Cash Equivalents at Beginning of Period	253	5	386	335	—	979
Cash and Cash Equivalents at End of Period	$9	$6	$289	$203	$—	$507

(12) Subsequent Events

Merger of tw telecom

On October 31, 2014, the Company and two of its subsidiaries completed the merger with tw telecom and tw telecom became a wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization. Based on the number of Level 3 shares issued, Level 3's closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $1.793 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed debt, approximated $8.1 billion. See Note 2 — Events Associated with the Merger of tw telecom for additional information.

Tranche B 2022 Term Loan

On October 31, 2014, Level 3 Financing, Inc. increased the borrowings under its existing senior secured credit facility through the creation of a new $2 billion Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The transaction was completed with the closing of the acquisition of tw telecom. The Tranche B 2022 Term Loan included an up front payment to the Tranche B 2022 Term Loan lenders of 0.75 percent of par, will pay interest equal to LIBOR plus 3.5 percent with LIBOR set at a minimum of 1.0 percent and mature on January 31, 2022. See Note 2 — Events Associated with the Merger of tw telecom for additional information.

Upon closing of the Tranche B 2022 Term Loan, Level 3 Financing, Inc. used the gross proceeds to finance the cash portion of the merger consideration payable to tw telecom's stockholders under the Merger Agreement and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of that acquisition. See Note 2 — Events Associated with the Merger of tw telecom for additional information.

Floating Rate Senior Notes due 2018

The Floating Rate Senior Notes due 2018 issued by Level 3 Financing, Inc. in November 2013 were not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of Floating Rate Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The Floating Rate Senior Notes due 2018 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

6.125% Senior Notes due 2021

The 6.125% Senior Notes due 2021 issued by Level 3 Financing, Inc. in November 2013 were not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of 6.125% Senior Notes due 2021 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 6.125% Senior Notes due 2021 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

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

Executive Summary

Disaggregation of Network Related Expenses; Change in Description of Cost of Revenue to Network Access Costs

Historically, the Company has included "network related expenses" including facility rent, utilities, maintenance and other costs, each related to the operation of Level 3's communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excluding depreciation and amortization, within the line item "Selling, General and Administrative Expenses" in its Consolidated Statement of Operations. Beginning with the third quarter 2014, these network related expenses will be reported under a separate line item, “Network Related Expenses,” in the Company’s Consolidated Statement of Operations. Beginning with the third quarter 2014, “Selling General and Administrative Expenses” include the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

In addition, the Company has changed the description of “Cost of Revenue” in its Consolidated Statement of Operations to “Network Access Costs.” Network Access Costs include leased capacity costs, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network. Network Access Costs exclude Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

The changes outlined above do not affect the Company’s previously reported Consolidated Total Costs and Expenses, Operating Income, Net Loss or Loss per Share in the Consolidated Statement of Operations, or any items reported in the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Cash Flows or Changes in Stockholders’ Equity (Deficit).

The following table reflects on an unaudited basis the change of the description of "Cost of Revenue" to "Network Access Costs" and the disaggregation of "Network Related Expenses" from "Selling, General and Administrative Expenses" for the three and nine months ended September 30, 2013 in the Consolidated Statements of Operations, assuming the changes discussed above were in effect for the entire period reported below.

(dollars in millions)	As Previously Reported	Adjustment	Revised Reporting (1)

Three Months Ended September 30, 2013
Cost of Revenue	$608	$(608)	$—
Network Access Costs	—	608	608
Network Related Expenses	—	314	314
Selling, General and Administrative Expenses	606	(314)	292
Total Costs and Expenses	1,417	—	1,417

Nine Months Ended September 30, 2013
Cost of Revenue	$1,853	$(1,853)	$—
Network Access Costs	—	1,853	1,853
Network Related Expenses	—	916	916
Selling, General and Administrative Expenses	1,815	(916)	899
Total Costs and Expenses	4,264	—	4,264

(1) The description of "Cost of Revenue" has been changed to "Network Access Costs" and the presentation of "Network Related Expenses" has been disaggregated from "Selling, General and Administrative Expenses" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013.

As a result of the above, the Company also revised the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2013 in Note 11 — Condensed Consolidating Financial Information.

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

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2013. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our enterprise customers, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interactions with our mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for profit contribution; and

•	successfully integrating the operations of acquisitions, including tw telecom.

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

Revenue by Channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Core Network Services:
North America - Wholesale Channel	$368	$365	$1,103	$1,104
North America - Enterprise Channel	695	622	2,054	1,820
EMEA - Wholesale Channel	80	88	253	265
EMEA - Enterprise Channel	139	134	420	400
Latin America - Wholesale Channel	42	39	124	119
Latin America - Enterprise Channel	158	149	464	440
Total Core Network Services	1,482	1,397	4,418	4,148
Wholesale Voice Services and Other	147	172	445	563
Total Revenue	$1,629	$1,569	$4,863	$4,711

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services and Other revenue from sales of long distance voice services.

Core Network Services revenue represents higher profit services and Wholesale Voice Services and Other revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

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

Voice services comprise a broad range of local and enterprise voice services using Voice over Internet Protocol ("VoIP") and traditional circuit-switch based technologies, including VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface service, long distance service and toll-free service. SIP Trunking allows customers with an IP PBX to manage calls to and from the public switched telephone network ("PSTN") without having to purchase traditional access lines dedicated to voice. The Company's voice services also include its comprehensive suite of audio, Web and video collaboration services.

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

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, retail companies and portal and search engine companies. It also includes medium sized enterprises, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia and certain academic institutions.

•
The wholesale channel includes revenue from incumbent and alternative carriers in each of the regions, global carriers, wireless carriers, cable companies, satellite companies, regional service providers and voice service providers.

The Company believes that the alignment of Core Network Services around channels should allow it to drive growth while enabling it to better focus on the needs of its customers. Each of these channels is supported by dedicated employees in sales. Each of these channels is also supported by non-dedicated, centralized service delivery and management, product management and development, corporate marketing, global network services, engineering, information technology and corporate functions, including legal, finance, strategy and human resources.

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

Seasonality and Fluctuations

The Company continues to expect business fluctuations to affect sequential quarterly trends in revenue, costs and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes and repricing for contract renewals. Historically, the Company's revenue and expense in the first quarter has been affected by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. The Company's historical experience with quarterly fluctuations may not necessarily be indicative of future results.

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnections may also affect our results in a particular quarter, with disconnections early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's profitability and other financial results and may not be indicative of future financial performance.

Merger of tw telecom inc.

On October 31, 2014, the Company and two of its subsidiaries completed the merger with tw telecom inc. (“tw telecom”) and tw telecom became a wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger"). As a result of the Merger, (1) each issued and outstanding share of common stock of tw telecom was exchanged for 0.7 shares of Level 3 common stock and $10 in cash ( together the "merger consideration"); (2) the outstanding stock options were canceled and holders received the merger consideration, net of aggregate per share exercise price; (3) each restricted stock unit award was canceled and holders received the merger consideration; and (4) each restricted stock unit was immediately vested and canceled and the holders received the merger consideration.

In connection with the closing of the Merger, Level 3 Financing amended its existing credit agreement to incur an additional $2 billion of borrowings through an additional Tranche (the "Tranche B 2022 Term Loan"). The aggregate net proceeds of Level 3 Financing's Tranche B 2022 Term Loan issued in October 2014 were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger (see Note 12 — Subsequent Events for additional information). In addition, the $1.0 billion of proceeds from the 5.375% Senior Notes due 2022 raised in August 2014 (see Note 6 — Long-Term Debt) by an an indirect, wholly owned subsidiary were deposited into an escrow account. On October 31, 2014, following the consummation of the Merger and the satisfaction of certain escrow release conditions, the 5.375% Senior Notes were assumed by Level 3 Financing and the funds were released from the escrow account. The net proceeds from the 5.375% Senior Notes were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger.

On October 30, 2014, the Company increased the number of authorized shares of common stock by 100,000,000 shares to 433,333,333. As a result of the Merger, the Company issued approximately 96.9 million shares of Level 3 common stock to former holders of tw telecom common shares, stock options, restricted stock units and restricted stock awards. In addition, Level 3 called for redemption and discharged or repaid approximately $1.793 billion of tw telecom's outstanding consolidated debt. The shares of tw telecom common stock, which previously traded under the symbol "TWTC", ceased trading on the NASDAQ Global Select Market ("NASDAQ") at the close of trading on October 31, 2014 and were delisted from NASDAQ.

Based on the number of Level 3 shares issued, the closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $1.793 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed debt, approximated $8.1 billion.

The premium paid by Level 3 in this transaction is attributable to strategic benefits, as the transaction further solidifies Level 3's position as a premier global communications provider to the enterprise, government and carrier market, combining tw telecom's extensive local operations and assets in North America with Level 3's global assets and capabilities. tw telecom's business model is directly aligned with Level 3's initiatives for growth, which include building managed solutions to meet customer needs through an advanced IP/optical network.

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2013, for a description of the Company's critical accounting policies.

Property, Plant and Equipment

The Company performs internal reviews to evaluate the estimated depreciable lives of its property, plant and equipment annually or more frequently if new facts and circumstances arise that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global engineering and network services personnel, actual usage, the physical condition of the Company's property, plant and equipment, industry data and other relevant factors.

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
$487

The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income and net income per share for the nine months ended September 30, 2014 (in millions, except per share amounts):

Net Income	$75
Basic Net Income per Share	$0.32
Diluted Net Income per Share	$0.31

Results of Operations for the Three and Nine Months Ended September 30, 2014 vs. 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change %	2014	2013	Change %
Revenue	$1,629	$1,569	4%	$4,863	$4,711	3%
Network Access Costs	607	608	NM	1,834	1,853	(1)%
Network Related Expenses	307	314	(2)%	901	916	(2)%
Depreciation and Amortization	187	203	(8)%	558	596	(6)%
Selling, General and Administrative Expenses	266	292	(9)%	788	899	(12)%
Total Costs and Expenses	1,367	1,417	(4)%	4,081	4,264	(4)%
Operating Income	262	152	72%	782	447	75%
Other Income (Expense):
Interest Income	1	—	NM	1	—	NM
Interest expense	(159)	(165)	(4)%	(459)	(501)	(8)%
Gain (Loss) on modification and extinguishment of debt, net	—	(17)	(100)%	—	(17)	(100)%
Other, net	(11)	23	NM	(49)	(13)	277%
Total Other Expense	(169)	(159)	6%	(507)	(531)	(5)%
Income (Loss) Before Income Taxes	93	(7)	NM	275	(84)	NM
Income Tax Expense	(8)	(14)	(43)%	(27)	(39)	(31)%
Net Income (Loss)	$85	$(21)	NM	$248	$(123)	NM
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service and Product Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change %	2014	2013	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$147	$144	2%	$438	$431	2%
Transport and Fiber	511	483	6%	1,521	1,439	6%
IP and Data Services	590	536	10%	1,751	1,576	11%
Voice Services (Local and Enterprise)	234	234	—%	708	702	1%
Total Core Network Service Revenue	1,482	1,397	6%	4,418	4,148	7%
Wholesale Voice Services and Other Revenue	147	172	(15)%	445	563	(21)%
Total Revenue	$1,629	$1,569	4%	$4,863	$4,711	3%

Revenue increased 4% to $1.629 billion in the three months ended September 30, 2014 compared to $1.569 billion in the same period of 2013 and increased 3% to $4.863 billion in the nine months ended September 30, 2014, from $4.711 billion in the same period of 2013. The increase was driven by growth in Core Network Services revenue from enterprise customers partially offset by declines in Wholesale Voice Services and Other Revenue.

The Company experienced continued growth in its IP and data services and transport and fiber services during the three and nine months ended September 30, 2014 compared to the same periods of 2013 driven primarily by end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The Company also experienced modest growth in colocation and datacenter services and voice services during the three and nine months ended September 30, 2014.

Core Network Services revenue increased in the North America and Latin America regions during the three months ended September 30, 2014 compared to the same period of 2013. Core Network Services revenue increased in the North America, EMEA and Latin America regions during the nine months ended September 30, 2014 compared to the same period of 2013. The increase in revenue was a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by decreases in wholesale channel revenue in EMEA and due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Wholesale Voice Services and Other revenue decreased in the three and nine months ended September 30, 2014 compared to the same periods of 2013 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability.

Wholesale Voice Services revenue decreased in North America and EMEA in the three and nine months ended September 30, 2014 compared to the same period of 2013, due to competitive pressures and the Company's focus on maintaining or growing its profitability. Wholesale Voice Services and Other revenue increased in Latin America in the three and nine months ended September 30, 2014 compared to the same periods of 2013 due to expansion of services provided to existing customers.

Network Access Costs include leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third-party costs directly attributable to providing access to customer locations from the Level 3 network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

Network Access Costs as a percentage of total revenue was 37% in the three months ended September 30, 2014 compared to 39% in the same period of 2013 and was 38% in the nine months ended September 30, 2014 compared to 39% in the same period of 2013. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decrease in lower profit Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

Network Related Expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of the Level 3 network, such as facility rent, utilities, maintenance and other costs, each related to the operation of its communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excludes depreciation and amortization.

Network Related Expenses decreased to $307 million from $314 million in the three months ended September 30, 2014 and 2013, and to $901 million from $916 million in the nine months ended September 30, 2014 and 2013, respectively. The decrease was attributable to the rationalization and renegotiation of vendor services for network maintenance as well as contracting costs.

Depreciation and Amortization decreased 8% to $187 million in the three months ended September 30, 2014 from $203 million in the same period of 2013 and decreased 6% to $558 million in nine months ended September 30, 2014 from $596 million in the same period of 2013. The decrease is primarily attributable to a change in the estimated useful lives of certain of the Company’s property, plant and equipment that resulted in a reduction of depreciation expense of $75 million in the nine months ended September 30, 2014 compared to the same periods of 2013. The change in accounting estimate was applied on a prospective basis effective January 1, 2014, as required under the accounting standard related to changes in accounting estimates.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses decreased 9% to $266 million in the three months ended September 30, 2014 compared to $292 million in the same period of 2013 and decreased 12% to $788 million in the nine months ended September 30, 2014 compared to $899 million in the same period of 2013. The decrease is primarily due to lower employee cash compensation and other employee related costs, professional fees, vendor services and other discretionary costs and the release of legal and transaction tax reserves as a result of changes in the estimated liability. Professional fees and vendor services and other discretionary costs decreased primarily due to the rationalization and renegotiation of vendor services and lower travel and entertainment costs. SG&A Expenses in the three months ended September 30, 2014 includes $7 million of transaction and integration fees related to the acquisition of tw telecom.

Non-cash, stock-based compensation expense included in the three and nine months ended September 30, 2014, are $22 million and $48 million, respectively, and in the three and nine months ended September 30, 2013, are $30 million and $115 million, respectively, related to grants of outperform stock options, restricted stock units, performance restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. Approximately $19 million and $22 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended September 30, 2014 and 2013, respectively, and approximately $42 million and $90 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the nine months ended September 30, 2014 and 2013, respectively. Approximately $3 million and $8 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended September 30, 2014 and 2013, respectively, and approximately $6 million and $25 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the nine months ended September 30, 2014 and 2013, respectively. The total decrease in non-cash, stock-based compensation expense is primarily due to the reallocation of the Company's 2014 annual discretionary bonus to be paid entirely in cash compared to the 2013 allocation of 60% equity and 40% cash.

In April 2013, the Company announced that Jeff K. Storey had been appointed by the Board of Directors, effective immediately, to be the Company's President and Chief Executive Officer. As a result of the departure of James Q. Crowe, the Company incurred a charge of approximately $23 million in the second quarter of 2013 which was recorded in SG&A Expenses, consisting of $6 million of additional cash compensation expense and $17 million in non-cash compensation expense related to the vesting of certain of Mr. Crowe's long-term incentive awards payable under the terms of his employment agreement.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the Consolidated Statements of Operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within network related expenses and selling, general and administrative expenses, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within network related expenses and selling, general and administrative expenses.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Net Income (Loss)	$85	$(21)	$248	$(123)
Income Tax Expense	8	14	27	39
Total Other Expense	169	159	507	531
Depreciation and Amortization	187	203	558	596
Non-Cash Compensation Expense	22	30	48	115
Adjusted EBITDA	$471	$385	$1,388	$1,158

Consolidated Adjusted EBITDA was $471 million in the three months ended September 30, 2014 compared to $385 million in the same period of 2013 and $1,388 million in the nine months ended September 30, 2014 compared to $1,158 million in the same period of 2013. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs and lower Network Related Expenses and SG&A Expenses, including the benefit of headcount reduction initiatives in 2013.

Adjusted EBITDA increased in the North America and Latin America regions in the three and nine months ended September 30, 2014, compared to 2013 as a result of growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network expenses. These increases were partially offset by a decrease in Wholesale channel revenue for North America and EMEA. Adjusted EBITDA was flat in EMEA in the three months ended September 30, 2014 and decreased during the nine months ended September 30, 2014 compared to 2013 due to decreases in Wholesale channel revenue and higher network access costs. See Note 9 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Historically, the Company has paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company is accruing the entire bonus compensation within Network Related Expenses and SG&A Expenses as cash compensation, which will be paid in 2015.

Interest Expense decreased 4% to $159 million in the three months ended September 30, 2014 from $165 million in the same period of 2013 and decreased 8% to $459 million in the nine months ended September 30, 2014 from $501 million in the same period of 2013. Interest expense decreased as a result of lower cost of borrowing on refinanced debt for the three and nine months ended September 30, 2014 compared to the same period of 2013.

The Company expects annual interest expense in 2014 of approximately $645 million based on current interest rates on the Company's debt outstanding as of September 30, 2014, including $45 million related to the debt incurred for the acquisition of tw telecom.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $11 million and $49 million of expense in the three and nine months ended September 30, 2014 compared to $23 million of income and $13 million million of expense in the three and nine months ended September 30, 2013. The Other, net expense in the three and nine months ended September 30, 2014 and in the nine months ended September 30, 2013 was incurred primarily due to foreign currency losses attributable to the devaluation of the Venezuelan bolivar, as discussed below, and other foreign currency losses related to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature. The Other, net income in the three months ended September 30, 2013 was primarily due to foreign currency gains attributable to the appreciation of the local currencies relative to the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA that are not considered to be long-term in nature.

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

In the three months ended June 30, 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate is currently SICAD 1, or 10.6 Venezuelan bolivares to the U.S. dollar as of June 30, 2014. Accordingly, the Company recognized a loss of approximately $34 million in the three months ended June 30, 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate, $30 million of which was attributable to cash in Venezuela. As of September 30, 2014,

SICAD 1 was 12.0 Venezuelan bolivares to the U.S. dollar. The increase in SICAD 1 during the three months ended September 30, 2014 resulted in an additional loss of $7 million. The Company continues to monitor closely its foreign currency risk in Venezuela.

Income Tax Expense was $8 million and $27 million in the three and nine months ended September 30, 2014 compared to $14 million and $39 million in the three and nine months ended September 30, 2013. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and nine months ended September 30, 2014 is not necessarily indicative of income tax expense for the year ended December 31, 2014. The Company's tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

On October 31, 2014, the Company completed the acquisition of tw telecom through a tax-free reorganization. Level 3 will record the acquired tw telecom assets and liabilities at their estimated fair value as of the date of the merger. For tax purposes, Level 3 will record the carryover tax basis of tw telecom’s assets and liabilities. The Company expects that this will result in material deferred tax liabilities due to differences in the recorded values for tangible and intangible assets. These newly created deferred tax liabilities as a result of acquisition accounting will offset tw telecom’s deferred tax assets as well as a portion of Level 3’s deferred tax assets resulting in a valuation allowance release in the fourth quarter of 2014 that is expected to be significant. The valuation of tw telecom's assets and liabilities is preliminary and could change materially along with the amount of the newly created deferred tax liability and the one-time release of the valuation allowance.

Financial Condition— For the Nine Months Ended September 30, 2014 and 2013

Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Net Cash Provided by Operating Activities	$765	$327	$438
Net Cash Used in Investing Activities	(617)	(556)	(61)
Net Cash Used in Financing Activities	(9)	(220)	211
Effect of Exchange Rates on Cash and Cash Equivalents	(41)	(23)	(18)
Net Change in Cash and Cash Equivalents	$98	$(472)	$570

Operating Activities

Cash provided by operating activities was $765 million in the nine months ended September 30, 2014 compared to cash provided by operating activities of $327 million in the same period of 2013. The increase in cash provided by operating activities was primarily due to growth in earnings and lower interest payments.

Investing Activities

Cash used in investing activities increased in the nine months ended September 30, 2014 compared to the same period of 2013 primarily as a result of an increase in capital expenditures, which totaled $608 million in the nine months ended September 30, 2014 and $571 million in the same period of 2013.

Financing Activities

Cash used in financing activities of $9 million in the nine months ended September 30, 2014, decreased compared to $220 million used in financing activities in the same period of 2013 due to lower net payments of debt and capital leases during 2014 compared the same period of 2013 primarily as a result of the repayment at maturity of $172 million of the 15% Convertible Notes due January 15, 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2014 and 2013 was a loss of $41 million and $23 million, respectively. The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2014 and 2013 was primarily due to the devaluation of the Venezuelan bolivar, which reduced the Company's unrestricted cash and cash equivalents by $30 million in the second quarter of 2014 and $21 million in the first quarter of 2013. In addition, SICAD 1 increased from 10.6 to 12.0 Venezuelan bolivares per U.S. dollar resulting in a foreign currency loss of approximately $7 million during the quarter ended September 30, 2014.

Liquidity and Capital Resources

The Company recognized net income of $248 million in the nine months ended September 30, 2014 and a net loss of $123 million in the same period of 2013. The Company used cash of $608 million for capital expenditures and $9 million for financing activities in the nine months ended September 30, 2014. This compares to $571 million of cash used for capital expenditures and $220 million of cash flows used in financing activities in the nine months ended September 30, 2013.

Net cash interest payments are expected to decrease to approximately $580 million in 2014 from $645 million in 2013 based on current interest rates on the Company's debt outstanding as of September 30, 2014, including $15 million related to the debt incurred for the acquisition of tw telecom.

Capital expenditures for 2014 are expected to remain relatively consistent as a percentage of revenue as in 2013, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, which is tied to a specific customer revenue opportunity, and project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

In August 2014, the Company issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 in a private offering. The net proceeds were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom inc., including fees, in connection with the closing of the Merger.

In October 2014, Level 3 Financing, Inc. issued $2 billion Tranche B 2022 Term Loan. The Tranche B 2022 Term Loan included an up front payment to the Tranche B 2022 Term Loan lenders of 0.75 percent of par. The aggregate net proceeds of Level 3 Financing's Tranche B 2022 Term Loan were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger.

The Floating Rate Senior Notes due 2018 issued by Level 3 Financing, Inc. in November 2013 were not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of Floating Rate Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The Floating Rate Senior Notes due 2018 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

The 6.125% Senior Notes due 2021 issued by Level 3 Financing, Inc. issued in November 2013 were not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of 6.125% Senior Notes due 2021 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable. The 6.125% Senior Notes due 2021 are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC.

As of September 30, 2014, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $22 million that mature in the remaining three months of 2014, $483 million in 2015, which includes the Company's $475 million aggregate principal amount of 7% Convertible Senior Notes due 2015 that are convertible at a price of approximately $27 per share and $7 million in 2016.

The Company had $729 million of cash and cash equivalents on hand at September 30, 2014. The Company also had $1.041 billion of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company at September 30, 2014, including $1.0 billion for the tw telecom acquisition. In addition, $50 million of the Company's total cash and cash equivalents as of September 30, 2014 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $50 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government.

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD 1. The Venezuela government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD 1 auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. The Venezuela government also announced the plans for a third currency exchange mechanism ("SICAD 2"), which is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela's other mechanisms. At September 30, 2014, the CENCOEX official exchange rate was 6.3, the SICAD 1 exchange rate was 12.0 and the SICAD 2 exchange rate was 50.0 Venezuelan bolivares to the U.S. dollar.

The $50 million value of the Company's bolivar denominated cash balance at September 30, 2014 reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate of 6.3 to the SICAD 1 exchange rate of 12.0 Venezuelan bolivares to the U.S. dollar during the nine months ended September 30, 2014.

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

On October 31, 2014, the Company and two of its subsidiaries completed the merger with tw telecom and tw telecom became a wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization. As a result of the Merger, (1) each issued and outstanding share of common stock of tw telecom was exchanged for 0.7 shares of Level 3 common stock and $10 in cash (together the "merger consideration"); (2) the outstanding stock options were canceled and holders received the merger consideration, net of aggregate per share exercise price; (3) each restricted stock unit award was canceled and the holders received the merger consideration; and (4) each restricted stock unit was immediately vested and canceled and holders received the merger consideration.

In connection with the closing of the Merger, Level 3 Financing amended its existing credit agreement to incur an additional $2 billion of borrowings through the Tranche B 2022 Term Loan. The aggregate net proceeds of Level 3 Financing's Tranche B 2022 Term Loan issued in October 2014 were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger (see Note 12 — Subsequent Events for additional information). In addition, the $1.0 billion of proceeds from the 5.375% Senior Notes due 2022 raised in August 2014 (see Note 6 — Long-Term Debt) by an indirect, wholly owned subsidiary were deposited into an escrow account. On October 31, 2014, following the consummation of the Merger and the satisfaction of certain escrow release conditions, the 5.375% Senior Notes were assumed by Level 3 Financing and the funds were released from the escrow account. The net proceeds from the 5.375% Senior Notes were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders under the Merger Agreement and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger and for general corporate purposes.

On October 30, 2014, the Company increased the number of authorized shares of common stock by 100,000,000 shares to 433,333,333. As a result of the Merger, the Company issued approximately 96.9 million shares of Level 3 common stock to former holders of tw telecom common shares, stock options, restricted stock and restricted stock units. In addition, Level 3 called for redemption and discharged or repaid approximately $1.793 billion of tw telecom's outstanding consolidated debt. The shares of tw telecom common stock, which previously traded under the symbol "TWTC", ceased trading on the NASDAQ Global Select Market ("NASDAQ") at the close of trading on October 31, 2014 and were delisted from NASDAQ as of October 31, 2014.

Based on the number of Level 3 shares issued, the closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $1.793 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed debt, approximated $8.1 billion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of September 30, 2014, the Company had borrowed a total of approximately $2.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at September 30, 2014, was approximately 4%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.23% at September 30, 2014, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $9 million as of September 30, 2014.

At September 30, 2014, the Company had $6.5 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.8%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuela government enacted additional changes to the country's foreign exchange system. In the three months ended June 30, 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate is SICAD 1, or 10.6 Venezuelan bolivares to the U.S. dollar as of June 30, 2014. Accordingly, the Company recognized a loss of approximately $34 million in the three months ended June 30, 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate, $30 million of which was attributable to cash in Venezuela.

In the three months ended September 30, 2014, the Company continues to believe that the most appropriate rate is SICAD 1, which had an exchange rate of 12.0 Venezuelan bolivares to the U.S. dollar as of September 30, 2014. The increase in SICAD 1 during the three months ended September 30, 2014 resulted in an additional loss of $7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 10 — Commitments, Contingencies and Other Items, to our Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

The success of Level 3's acquisition of tw telecom will depend in large part on the success of management in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the mergers. Level 3 may fail to realize some or all of the anticipated benefits of the the acquisition of tw telecom, which is referred to as "the mergers," if the integration process takes longer than expected or is more costly than expected. The failure of Level 3 to meet the challenges involved in successfully integrating the operations of tw telecom or to otherwise realize any of the anticipated benefits of the mergers, including additional revenue opportunities, could impair the operations of Level 3. In addition, Level 3 anticipates that the overall integration of tw telecom will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt Level 3's business.

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

The market price of Level 3's common stock may decline in the future as a result of the mergers or other factors.

The market price of Level 3's common stock may decline in the future as a result of the mergers for a number of reasons, including:

•	the unsuccessful integration of tw telecom and Level 3;

•	the failure of Level 3 to achieve the perceived benefits of the mergers, including financial results, as rapidly as or to the extent anticipated by Level 3 or financial or industry analysts;

•	decreases in Level 3's revenue, EBITDA, costs or free cash flow before or after the closing of the mergers; or

•	general market or economic conditions unrelated to Level 3's performance.

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

Level 3 cannot assure its stockholders that Level 3's future expansion or acquisition opportunities will be successful, or that the combined business will realize it expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
4.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on August 14, 2014).

10.1
Amendment No. 2 to the Rights Agreement, dated as of July 21, 2014, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent. (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K filed on July 22, 2014).

10.2
Amendment No. 2 to the Standstill Agreement, dated as of July 21, 2014, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K filed on July 22, 2014).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 7, 2014	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer