Form 10-K
period 2014-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2015-02-27
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant approximated $5.814 billion based upon the closing price of the common stock as reported on the New York Stock Exchange as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	345,534,473 as of February 26, 2015

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

Portions of the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This Form 10-K contains statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use words like “plan”, “estimate,” “expect,” “anticipate,” “believe,” “intend,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar expressions with respect to future periods in this Form 10-K, as they relate to us or our management, we are intending to identify forward‑looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These statements include, among others, statements concerning:

•	our communications business, its advantages and our strategy for continuing to pursue our business;

•	our integration with the operations of tw telecom inc. which we acquired in October 2014, and anticipated benefits and synergies in connection with that acquisition;

•	anticipated development and launch of new services in our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones;

•	growth of the communications industry;

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the effects on our business and our customers of general economic and financial market conditions as well as our failure to:

•	increase revenue and free cash flow from the services we offer;

•	successfully integrate the operations of tw telecom inc., which we refer to as tw telecom, or otherwise realize any of the anticipated benefits of that acquisition;

•	successfully use new technology and information systems to support new and existing services;

•	prevent process and system failures that significantly disrupt the availability and quality of the services that we provide;

•	prevent our security measures from being breached, or our services from being degraded as a result of security breaches;

•	develop new services that meet customer demands and generate acceptable margins;

•	effectively manage expansions to our operations;

•	provide services that do not infringe the intellectual property and proprietary rights of others;

•	attract and retain qualified management and other personnel; and

•	meet all of the terms and conditions of our debt obligations.

Except as required by applicable law and regulations, we undertake no obligation to publicly update any statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission, or the SEC, should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under Item 1A, “Risk Factors.”

Part I
ITEM 1. BUSINESS

Introduction
We are an international facilities-based provider of a broad range of integrated communications services. A facilities-based provider is a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services. We have created our international communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.
Our company was incorporated as Peter Kiewit Sons’, Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses, including, among other things, the communications business. In 1998, our historical construction business was split off from the remainder of our operations. In conjunction with the split-off, we changed our name to “Level 3

Communications, Inc.,” and the entity that was split-off and held the prior construction business was named “Peter Kiewit Sons’, Inc.”
We sold various businesses subsequent to the split-off, including our coal mining business in November 2011, as part of our long-term strategy to focus on core communications business operations. In October 2011, we acquired Global Crossing Limited and in October 2014 we acquired tw telecom inc. The combined results of operations of Level 3 with companies that we have acquired have been included in our consolidated results of operations since the respective closing date of the acquisition.
As of December 31, 2014, we had approximately 13,500 total employees. We believe that our success depends in large part on our ability to attract and retain qualified employees.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549. Our Form 10-K and all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.level3.com. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.
Business Overview and Strategy
Level 3’s vision is to be the trusted connection to the networked world. We seek to achieve this vision by focusing on:

•
maximizing the value of our network for our customers by expanding the breadth and depth of our local to global network, and connecting our customers to their digital ecosystem of data and applications;

•	delivering an exceptional and consistent customer experience by innovating to improve the efficiency and scalability of our operating platform,; and

•	generating profitable growth by expanding our enterprise customer base and layering value-added services onto existing network and operational capabilities.

We strive to create a culture and business environment that makes it easy for customers to do business with us, and providing high-performing, reliable and secure services on our local-to-global network with superior price value. We focus on operational excellence to streamline our systems and business processes to deliver a superior customer experience, and to reduce overhead costs and transactional costs for ourselves and for our customers.
We believe that we can be successful by making our customers the focal point of all we do. Our value proposition is structured to be fully aligned with helping our customers meet their growth, efficiency and security business challenges both today and in the future and across the globe wherever our services are available.
We believe that advances in optical and Internet Protocol, or IP, technologies have facilitated, and will continue to facilitate, decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. We believe that, over time, rapidly improving technologies and high demand elasticity will continue to drive this market dynamic.
Enterprises are increasingly moving their content and applications to third party providers of on-demand server and storage resources to reduce the costs and complexity of their information technology,

or IT, operations. Since these server and storage resources can be offsite in any location and are often virtualized (as opposed to residing on dedicated hardware in a known location) they are referred to as services “in the Cloud.” We believe that this migration of enterprise data and applications to the Cloud will drive increased demand for our high-performing, reliable and secure network services.
Today’s market drivers can be broken into three categories as they pertain to our core business strategy:

•
Growth. We expect digital data creation and the associated demand for bandwidth to keep growing, as business relationships and supply chains become increasingly digital, and end users increasingly expect to be able to access their data and applications anytime and anywhere. Cloud application adoption continues to grow for all businesses, especially our enterprise customers. Mobility and Internet connected device proliferation continue to increase the rate at which content - especially video - is consumed, which in turn results in increased demand for higher bandwidth to enable that delivery and consumption. Globalization trends continue as customers look for growth from emerging markets, particularly with respect to enterprise customers. Additional opportunities for growth are present as a result of changing regulatory requirements in industries such as healthcare, consumer privacy, and financial services.

•
Efficiency. As traffic volumes grow, our customers are not only under pressure to keep up with this growth but also to do so more and more efficiently. Accordingly, our product and technology teams take advantage of the scale and capabilities of our network and continuously innovate to deliver cost-effective services that meet customer needs.

•
Security. Cyber threats continue to escalate, which affects both us and our customers. As more enterprise customer data and applications move to the Cloud, maintaining a secure network and collection of systems and processes is more important than ever.

Rapid technology innovation in Internet Protocol and optical networking technologies has resulted in improvement in the functionality of applications supported by these technologies. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.
We believe that decreases in communications services costs and prices enable the development of new bandwidth intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other existing modes of information distribution from sources such as traditional broadcast entertainment as well as distribution of software, audio and video content using physical media delivered through physical transportation systems. An example of this dynamic is the use of the Internet for the distribution of video. We believe that as communications services improve more rapidly than traditional content distribution systems, demand for Internet delivered video will continue to grow rapidly. We also believe that high elasticity of demand for both new applications and the substitution for existing distribution systems will continue for the foreseeable future.
We also believe that there are significant implications that result from these market dynamics. First, given the rapid rate of improvement in optical and Internet Protocol technologies, communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies. In addition, given the consolidation in the number of local access providers (that is, the providers of connections from intercity networks to traffic aggregation points or end user locations), communications service providers that have ownership of local and/or metropolitan network facilities will have an inherent cost and service advantage over companies that do not have ownership over these types of assets. With respect to the migration to Cloud services, this market dynamic creates opportunities for us to provide secure and high performance network connections to our enterprise customers, enabling their employees to connect seamlessly and efficiently to their content and applications in the Cloud.
In view of these market and technology opportunities, we seek to serve business customers by using a customer-first focus and providing a broad range of communications services over our advanced and extensive fiber optic network. With our network’s extensive geographic reach and deep reach into major metropolitan areas of the United States, Europe and Latin America, we are positioned to provide end-to-end services for business customers entirely on our own facilities across multiple continents.
We have and will continually expand our fiber optic network to new locations where the demands of our customers and potential customers justify the upfront costs of expansion. This allows us to provide an end-to-end connection for the customer across our own fiber optic network, which is more secure and efficient and allows us to deliver a superior customer experience. Today and for the foreseeable future, we will need to connect to some locations using the networks of other carriers. We manage these relationships with other carriers to make the interconnection as efficient and effective as possible. We seek to minimize the need for these “off network” connections by targeting customers whose needs can be met primarily over our network and by building our network to as many high-traffic locations as possible.
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
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since undersea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by a consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 33,000 route miles of undersea fiber optic cables around the world. In addition, as we have points of presence (PoPs) in Asia, Africa and Australia, we have also purchased capacity on others’ undersea cables to allow us to offer services in those regions despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business - Our Communication Network” below.
For larger customers, specialized real estate is often required to house the equipment that we and the customer use to exchange traffic. This space requires a concentrated amount of electric power and cooling, as well as server racks, fiber optic cables and other technical equipment. Such specialized real estate, depending upon its nature and the type of companies that use it, is referred to variously as “colocation” or “data center” space. For interconnection among wholesale carriers and some of the largest enterprise customers, we also use real estate owned by third parties. We own or lease more than 250 colocation facilities in North America, approximately 100 colocation facilities in Europe, and approximately 15 colocation facilities in Latin America. In addition, we operate approximately 20 data center facilities in Latin America, Europe and North America.

Our business includes voice services. Historically, end-user voice services were provided over a network of local exchange carriers whose copper wire networks were dedicated to that service. Today, voice services can be carried over the Internet as a data service. This type of voice service usually is referred to as “voice over Internet Protocol,” or “VoIP”. Since many calls include a connection to the traditional voice network on one end and a VoIP connection on the other, early in our existence we became deeply involved in managing connections between VoIP customers and those on the traditional public switched telephone network. This involves not only developing and managing equipment and software specialized for that purpose but also developing physical connections of our Internet Protocol network with the traditional networks of the various local exchange carriers. Additionally, we have also physically interconnected our IP network with the networks of many cellular telephone carriers. This enables us to provide what we believe is a more comprehensive service than most other carriers can provide to handle customers’ needs for voice connections in today’s changing communications environment. Our services that manage the initiation or termination of customers’ voice calls generally are referred to as “local voice” services. Our voice services also include our comprehensive suite of audio, web and video collaboration services.
We also provide services that handle the termination of large volumes of telephone calls on behalf of other carriers. We refer to these as “wholesale voice” services. These services are provided in a very competitive environment in which many carriers participate and the customer typically uses automated systems to choose the least expensive way to terminate traffic to each city around the world on a minute-by-minute basis. Once our network is chosen to terminate calls to a given location, large numbers of calls are carried simultaneously over our network until the customer decides to switch the traffic to another carrier.
We provide specialized communications services for companies that distribute video or other digitized content across the Internet. Because the amount of bandwidth required by such media is large, special services are used to ensure delivery of such content at desired levels of quality. We have developed a system of servers, with software to control them, that store more popular content in various locations around the world. The aim is to store content so that it is not transferred very far across the Internet. This type of service typically is referred to as a “Content Delivery Network,” or “CDN.” We also have specialized video services to handle the needs of broadcasters for the rapid transmission of the very large streams of information that emerge when live events are broadcast. We carry these video streams across our network to locations specified by the broadcasters and from which these customers broadcast their final edited content.
Managing the transmission of information across our network requires the proper management of many interconnected technologies, processes and systems to provide high quality, convenient secure and reliable services for our customers. Some of these services may be charged for separately, while others are included as an integral part of our more basic services. Examples of services that are typically charged separately include network security (i.e., helping customers keep their information safe) and network monitoring (i.e., keeping customers informed of the status of various equipment and sub-parts of their connections). We regularly develop new features and ancillary services to keep our network services as valuable as possible to our target customers.
Since a large portion of our communications services are purchased by companies to interconnect their own information technology applications, often we find that certain customers need ancillary services that are not clearly part of communications network services and may more properly be described as information technology services. In an effort to ensure that our customers receive a superior overall experience, we frequently enter into partnerships with providers that specialize in these information technology services, so that we can assemble the full collection of services for the customer. In making the decision to add such services, we consider several factors including our core strengths, the existence of other parties with whom we can work to satisfy the customers’ needs, how important it is to customers that the new service be combined into a single Level 3 offering, and the size of the incremental market that would become addressable by offering such services. For more information about our service offerings, see Item 1, “Business - Our Service Offerings” below.
We are currently focusing our attention on a number of operational and financial objectives, including:

•	driving profitable revenue growth by increasing sales generated by our Core Network Services;

•	growing our Enterprise customer base as well as our share of their telecom spend, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	integrating our acquisition of tw telecom with Level 3, building on the strengths and capabilities of the legacy companies to position the combined company as a premier global communications provider;

•	launching new products and services to meet customer needs, in particular for Enterprise customers;

•	reducing network costs and operating expenses relative to our revenue;

•	growing positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operation”) as a percentage of revenue;

•	concentrating our capital expenditures on those technologies and assets that enable us to increase our Core Network Services revenue; and

•	managing our Wholesale Voice Services for margin contribution.

For a discussion of our Core Network Services and Wholesale Voice Services, see Item 1, “Business-Our Service Offerings” below.
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

•
Transport service, which includes services such as wavelengths and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services) as well as dark fiber in both our intercity and metropolitan networks;

•
Colocation and data center services, which offer high quality data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment as well as value-added services such as Managed Network Services and Managed Security;

•
Voice and collaboration services, which includes enterprise or business voice services, wholesale VoIP component services, wholesale voice origination and termination services, voice, web and video conferencing and collaboration services.

The availability of these services varies by location.
For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets. We have also expanded our existing markets for communications services through the acquisitions that we have completed, which has significantly increased the global reach of our network. Through our efforts we have increased significantly our addressable market by adding new addressable customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

•
Significant Metropolitan Network Platform. As of December 31, 2014, we have metropolitan fiber networks in approximately 350 markets in North America, Europe and Latin America, which currently contain approximately 64,000 route miles. The number of route miles may change in the future as we continue our integration activities related to the tw telecom acquisition. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers’ communications traffic on other carriers’ networks.

•
End-to-End Network Platform. Our strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America, Europe and Latin America. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we have a unique combination of:

•	a substantial intercity and subsea network;

•	large fiber count metropolitan networks;

•	global network reach;

•	substantial colocation facilities; and

•	innovative content distribution technology and services.

•
Advanced IP Backbone. We operate one of the largest international IP networks or backbones. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth users.

•
Extensive Patent Portfolio. Our patent portfolio includes patents covering technologies ranging from data and voice services, to content distribution, to transmission and networking equipment. We utilize our patent portfolio in multiple ways. Developing or acquiring technologies and receiving the legal right to preclude others from using them may give us a competitive advantage. The breadth and depth of our patent portfolio may deter others, particularly telecommunications operators, from bringing patent infringement claims against us for fear of counter-claim by us and enhances our ability to enter into cross-licensing arrangements with other patent holders. We will continue to file new patent applications as we enhance and develop products and services, we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing, and we will continue to appropriately enforce our patents against infringement by others.

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

•
A More Readily Upgradeable Network Infrastructure. We generally endeavor to design new networks to take advantage of technological innovations, incorporating many of the features that are not present in older communications networks. We design the transmission network to optimize aspects of fiber and optronics simultaneously as a system to provide an efficient cost structure for the services that we deliver to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying more cost efficient technologies in our network. We believe that our network, process and system design will enable us to provide competitive services to our customers while also lowering our costs to provide those services.

Our Service Offerings
We offer a broad range of communications services. All of our services can be purchased by any of our customers, but some services may not be available in all locations or jurisdictions. The following is an overview description of some of the services that we offer.
Core Network Services. The following are the communications services that are included in our financial reporting of Core Network Services revenue.

•
Transport and Fiber Services. Transport services include wavelengths, private lines, transoceanic services, and dark fiber, as well as related professional services. These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth with Ethernet or

SONET interfaces. Wavelength services are available at a range of speeds from 1 Gbps to more than 100 Gbps. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point-to-point connections of dedicated bandwidth but include SONET or Synchronous Digital Hierarchy (SDH) protection to provide resiliency to fiber or equipment outages. Private line services are available in a wide range of speeds with electrical, optical and Ethernet interfaces. We also provide transport services within our transatlantic cable system connecting North America, Europe and Latin America as well as via leased bulk capacity on other transoceanic systems. International backhaul transport services, interconnecting cable landing stations and our terrestrial North American, European and Latin American networks, are also available.

Our dark fiber service provides carriers, service providers, government entities and enterprises a fiber solution when unique applications, control or scale requirements make this service desirable. This includes fiber, colocation space in our Gateways and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure. Professional services related to our transport and fiber services include network architectural design, engineering, installation and turn-up, ongoing network monitoring and management services, and field technical services.

•
Colocation and Data Center Services. Colocation and Data Center services include data center facilities and services including cloud, hosting, and application management solutions. Our data center facilities offer high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment. In addition, we offer high-speed, reliable connectivity to our network and to other networks, including metro and intercity networks, the traditional public switched telephone network and the Internet. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support, and security services to manage mission critical applications.

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

•
IP and Data Services. Data services include Internet Services, virtual private network (“VPN”) service, content delivery network (“CDN”) service, media delivery service, Vyvx broadcast service, Converged Business Network service and Managed Services.

•
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

•
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

•
Intelligent Network Services. As the complex needs of our customers evolve and more of their critical applications are distributed between their private networks, third party data centers and cloud applications providers, we have developed and launched the first two phases of our innovative Intelligent Network and service capabilities:

•
“Enhanced Management,” which provides end-to-end visibility into network performance of Ethernet and managed services on a real-time, site-specific basis through our web-based customer portal. Customers are able to establish customized performance thresholds and receive proactive alerts on service performance. These innovative capabilities provide customers a segmented, granular view of their specific service performance information, rather than the aggregate network averages or overall views provided by other carriers; and

•	“Dynamic Capacity,” which enables Ethernet customers to scale their bandwidth on demand or schedule bandwidth availability as needed, paying for the incremental capacity they use.

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

•	Media Delivery Service. We offer media delivery service to customers seeking to manage, protect and monetize content delivered over the Internet. Our media

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

•
Vyvx Broadcast Service. We offer various services to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. Super Bowl XLIX® marked the 26th consecutive year that Vyvx Services were used to support live video transmissions for the game and related content, and the 12th year of HD video transmission using IP/MPLS technology. In addition to professional sports venues, we are seeking to expand the offering of these services to college campuses across North America. We also offer encoding services to translate the broadcast video feeds we carry for our customers into formats for Internet distribution.

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

•
Level 3 Cloud Connect Solutions. Level 3 Cloud Connect Solutions create a secure, reliable path for customers to realize the efficiency, scalability and flexibility of the cloud, providing a private network that connects enterprises with leading cloud and data center providers around the world, including Amazon Web Services (AWS), Google Cloud Platform and Microsoft Azure ExpressRoute.

•
Communications as a Service (CaaS). Our Communications as a Service (CaaS) product offering delivers a Session Initiated Protocol, or SIP, based audio collaboration and on-net web conferencing over a virtual private network using a hosted model.

•
Voice Services. We offer a broad range of local and enterprise voice services including VoIP (Voice over Internet Protocol) services and traditional circuit-switch based services. Our local and enterprise voice services include VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface (“PRI”) service, long distance service, toll free service and a comprehensive suite of audio, web and video collaboration services. The following is a general description of our voice services. Some of the following services are also offered to our voice customers. For financial reporting purposes, voice services also include our collaboration services that are described below.

•
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

•
Enterprise Long Distance. Our long distance service portfolio consists of local and long distance transport and termination services. Medium and large enterprises purchase our long distance services for their corporate calling or outbound contact center needs. All Level 3 long distance services are offered at the customer’s option over circuit switch or softswitch technologies.

•
Enterprise Toll Free. Our toll free service terminates toll free calls that are originated on the traditional telephone network. These toll free calls are carried over either a circuit switch or softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Within this portfolio are Advanced Toll Free services that provide contact center customers the ability to define and control call handling and advanced routing between the Level 3 network and multiple customer contact center locations. Customers may also combine advanced routing with network-based Intelligent Voice Response, or IVR, services that drive call routing and handling based on the caller’s interaction with the IVR.

•	Collaboration Services. We offer a comprehensive suite of audio, web and video collaboration services, which include the following services:

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

•
Toll Free. As with Enterprise Toll Free, Level 3’s wholesale Toll Free service terminates toll free calls that are originated on the traditional telephone network. Customers for these services include call centers, conferencing providers, and voice over IP providers.

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
For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets and a discussion of financial information and operating segments, please see the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. For a discussion of our communications revenue, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
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

Our Distribution Strategy
Our customers generally include the following types of customers: Enterprises; Content; Government and Wholesale. Our enterprise customers include:

•	large multinational customers;

•	larger enterprises that purchase communications services in a manner similar to carriers;

•	enterprises that purchase communications services on a regional or local basis;

•	portals and large search enterprises;

•	regional service providers;

•	systems integrators; and

•	software service providers.

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
We also complement our direct and inside sales forces that target these customers with an indirect sales channel of third-party agents and from time to time systems integrators. We are seeking to continue to grow our indirect sales channel to include broader relationships with systems integrators.

Our sales functions are supported by dedicated employees in sales and customer target marketing. These sales functions are also supported by centralized service or product management and development, general or corporate marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.
For the year ended December 31, 2014, our top ten communications customers represented approximately 17% of our total revenue.
For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
Our Communications Network
Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities. As of December 31, 2014, our network encompasses:

•	approximately 110,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 350 markets containing approximately 64,000 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	more than 350 colocation and data center facilities globally;

•	approximately 33,000 route miles of subsea optical fiber cable systems; and

•	more than 60 countries in service around the world.

Terrestrial Intercity Networks. Our intercity network covers approximately 74,000 route miles in North America, 26,000 route miles in Europe, and 10,000 route miles in Latin America as of December 31, 2014. We may eliminate specific routes or duplicate routes as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:
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
Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers’ facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers’ locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2014, we had approximately 55,000, 3,200 and 6,200 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 228, 66, 50 and 1 markets in North America, Europe, Latin America and Asia, respectively. As we continue to integrate the tw telecom acquisition, we may eliminate specific and/or duplicate routes as we continue to look at opportunities to reduce and/or optimize our network cost structure.
We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3’s network generally through dual, fault tolerant connections. As of December 31, 2014, we had more than 250 colocation facilities in North America, approximately 100 colocation facilities in Europe, and approximately 15 colocation facilities in Latin America.
Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.
Transoceanic Networks. We own a number of subsea fiber optic cable systems, including Atlantic Crossing -1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and Yellow (AC-2) consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica.
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
The CDN platform directs network traffic across our existing physical network and infrastructure. The CDN platform is composed of the edge server or computer that provides caching and streaming functions, and the global server that provides load balancing-that is, a computer that directs the traffic to the most efficient edge server to meet the end user’s request. The edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves response times for that stored content. The global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service node that is closest to the end user or to the one with enough capacity to service the request of the end user.
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
Our Patent Portfolio
Through acquisitions and through our own research and development, we have more than 1,000 patents and patent applications in the United States and around the world, as of December 31, 2014. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.
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
For transport and fiber services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, CenturyLink, Zayo, and XO. In Europe, our key competitors are other carriers such as PTT companies, BT, Orange, Cable & Wireless, TeliaSonera, Colt, Interoute, KPN and Belgacom. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
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
In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T, Verizon and CenturyLink) and CLECs (such as XO). In Europe, they include BT, Cable & Wireless (Vodafone), Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
The communications industry is subject to rapid and significant changes in technology. For instance, periodic technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications industry, such as content companies that have existing significant customer bases and substantial cash resources that are greater than ours, and, unlike the traditional incumbent carriers we also compete with, would not be burdened by an installed base of outmoded or legacy equipment.
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
Special Access Regulation. Special access services are “lit” loop or transport facilities that support the transmission of data on a point-to-point basis, often referred to as “private lines.” Level 3 purchases a substantial amount of special access services from ILECs and other telecommunications carriers to reach customer premises and, less frequently, to support interoffice transport requirements. In addition, Level 3 provides special access services to end user customers and to other carriers via its own network and/or through the resale of other carriers’ special access services.
In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the “pricing flexibility” regime under which ILECs have obtained, in so-called “phase I” areas, the ability to enter into more individualized relationships with customers and to lower prices, and in so-called “phase II” areas, the ability to raise prices based upon certain threshold showings of the presence of competitors in a specific geographic and product market. In August 2012, the FCC froze further grants of phase II pricing flexibility. In December 2012, the FCC issued an order stating that it will gather additional data on a mandatory basis from both providers and purchases of special access services so that it can conduct a comprehensive evaluation of the state of competition in the special access market. These additional, mandatory data requests are due in early 2015, but we cannot predict when the FCC will complete its review of the data submitted. In addition, we have suggested to various government agencies, including the FCC and the Department of Justice, that certain tariff terms of price cap ILECs are anticompetitive. While we cannot predict if or when such agencies will act on such matters, the FCC has said that it intends to review these matters as part of its special access competition evaluation, and in separate, parallel proceedings as well.
Network Neutrality and Open Internet. On December 21, 2010, the FCC issued the Open Internet Order (FCC 10-201) to preserve the Internet as an open platform for innovation, investment and free expression. The Open Internet Order provided, among other things, that broadband providers must: disclose their network management practices; not block lawful content; and not unreasonably discriminate in transmitting lawful content. The Open Internet Order did not, however, apply to “peering relationships” (that is, the interconnection agreements governing how we connect into a broadband supplier’s network and exchange traffic) and therefore did not benefit us or our customers in many cases. The Open Internet Order became effective on November 20, 2011 and was promptly appealed.  On January 14, 2014, the United States Court of Appeals for the DC Circuit vacated the majority of the Open Internet Order on the grounds that the FCC could not subject broadband ISPs to regulation as “common carriers” when the FCC had previously determined that broadband services were not common carrier services.
On February 26, 2015, the FCC adopted a new order, the Open Internet Remand Order.  While the text of the order has not yet been released, the FCC stated that the order prohibits broadband providers from: blocking access to lawful content; impairing or degrading (also known as throttling) Internet traffic; prioritizing some content over other content in exchange for consideration; or

unreasonably interfering with or disadvantaging the ability of users to access lawful content. In contrast to the 2010 order, the 2015 order provides that the Commission will have the authority to hear complaints regarding interconnection disputes with broadband providers. We expect the new order to be challenged in court, and we cannot predict the outcome of that lawsuit, or whether the new rules will be stayed pending resolution of that lawsuit.

IP Interconnection. In prior filings, we have noted an IP interconnection dispute with Comcast. Our dispute with Comcast has now been resolved on mutually satisfactory terms. However, we have similar disputes with other last mile bottleneck broadband providers, some of which refuse to augment (or add) bandwidth at congested interconnection links between our respective networks (which is known to degrade the quality of third party content) without the payment by us of a toll unilaterally dictated by the broadband supplier. We have and intend to continue to challenge the right of these last mile bottleneck broadband suppliers, which control the only access to their subscribers, to collect such arbitrary tolls from companies like us and our customers. These tolls, if imposed, would affect our and our customers underlying costs, and would jeopardize innovation on the free and open Internet. At present, we cannot predict the outcome of these IP interconnection disputes. However, once the FCC’s new Open Internet rules go into effect, Level 3 will have the option to bring such a dispute to the FCC for resolution.
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
Level 3 maintains approximately 300 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3’s agreements with AT&T and Verizon have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, we will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows it) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including the compensation rates for various types of traffic. In addition, changes in law, including FCC orders, may allow or compel us to renegotiate current and successor interconnection agreements over the next year.
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
Other VoIP Regulation. The FCC has classified VoIP services as “interstate” services subject to FCC regulations, and has stated that states have limited authority to regulate the offering of VoIP services. On September 22, 2003, Vonage Holdings Corporation (“Vonage”) filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, are interstate information services not subject to state regulation under the 1996 Act and existing FCC rules. On November 10, 2004, the FCC adopted an order (which was subsequently upheld on appeal) ruling that Vonage’s service was an interstate service not subject to state regulation.
On June 3, 2005, the FCC issued an order (which was subsequently upheld on appeal) requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005. We have modified our service offerings to VoIP providers to assist them in complying with the FCC mandate, and have ensured that our retail VoIP services comply with these rules.
The FCC has imposed further regulatory requirements on VoIP providers that had previously been applicable only to traditional telecommunications providers, such as obligations to contribute to the federal universal service fund, to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements), to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund, and to abide by the regulations concerning Customer Proprietary Network Information and the Communications Assistance for Law Enforcement Act. In addition, a number of state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
Intercarrier Compensation/Wireless. There are currently a number of lawsuits ongoing in the United States concerning the intercarrier compensation charges applicable to certain wireless telephone calls, how to determine whether those calls were local or long distance under the applicable rules, and what statute of limitations applies to such claims. We are is one of many defendants in certain of these lawsuits, and is a potential plaintiff in other, yet to be filed lawsuits. As with any litigation, the outcome of this litigation is difficult to predict.
Universal Service. Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. The FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund. Additionally, the FCC has ruled that states may assess contributions to their state Universal Service Funds from VoIP providers. Any change in the assessment methodology may affect Level 3’s revenue and expenses, but at this time it is not possible to predict the extent we would be affected, if at all.
Network Security Agreement. In connection with the acquisition of Global Crossing, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended (i) to ensure our ability to carry out lawfully authorized U.S. Government electronic surveillance of communications that originate and/or terminate in the U.S.; (ii) to prevent and detect access to and use of U.S. communications; and (iii) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the FCC and other penalties. The Network Security Agreement also imposes significant requirements related to information storage and management, traffic routing and management, physical, logical and network security, personnel screening and training, audit, reporting and other matters.

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
In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens’ Rights” Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework, and ensure that the needs of users are more clearly defined and to remove potential ambiguity within the existing framework in a number of areas such as the processing of personal data. The legislation which transposes the two Directives above into national law required Member States to enact various amendments into national legislation by May 2011.
The Framework Directive (revised 2009) requires national regulatory authorities (“NRAs”), on a rolling basis, to analyze a set of markets for electronic communications which may require ex-ante regulation to function competitively.
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

The basis for this measure is the European Commission’s Recommendation on Relevant Markets, which contains a list of markets that should be subject to ex ante regulation. Whenever a NRA concludes that a given market shows failures that hamper competition, it must impose appropriate remedies on undertakings with a significant market power in accordance with the market Access Directive and Universal Service Directives.
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009) (“BEREC”). BEREC’s remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. From 2012 through 2014, BEREC adopted a common position on several issues of relevance, including wholesale local and broadband access, wholesale leased lines and net neutrality. BEREC’s work program for 2015 adopted in December 2014 identifies three key areas of focus: (i) promoting competition and investment, including work on wholesale access products, challenges and drivers for NGA roll-out and preparation for all-IP networks; (ii) promoting the internal market, including work on implementation of the Recommendation on termination rates and preparation for legislative evolution; (iii) empowering and protection of end users. Additionally, the EU is currently working on proposals for legislative change aimed at strengthening the degree of harmony across Member States in support of the ‘Single market’ objectives.
In 2010, the EU adopted a long term strategic policy known as the Digital Agenda for Europe 2010 - 2020, aimed at ensuring that the EU derives the maximum economic, industrial and social benefit from advanced communications services, including the extensive roll-out of ‘superfast broadband.’ The majority of Member States have each adopted their own national policies in support of this high level agenda. For example, in the U.K., the Government indicated in December 2010, the adoption of a policy objective to ensure that every community in the country will have access to ‘superfast broadband’ by 2015 which, it is acknowledged, will require significant new investment in infrastructure projects, a number of which have been completed or are underway. In December 2014, the Office of Communications (“OFCOM”) published its draft Annual Plan for 2015 indicating that one of its key objectives remains the promotion of effective competition and removing obstacles for customers intending to switch providers.
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
Argentina
The Argentine telecommunications market was opened to competition on November 9, 2000. Following market liberalization, the government issued a series of regulations to transition to competition, including Decree No. 764/00. The Decree established rules for the granting of licenses for telecommunications services, interconnection, and the management and control of the radio spectrum. The Decree also established new rules and regulations to promote access to telecommunications services for customers located in high-cost access or maintenance areas or with physical limitations or special social needs. These rules and regulations, effective as of January 1, 2001, established that these services would be financed by all telecommunications providers (including us) through a Universal Service Fund (“USF”), backed by the payment of 1% of each provider’s total revenue for telecommunications services.
The Argentine telecommunications sector is subject to a new comprehensive national telecommunications act effective as of December 2014: “Digital Argentina Law” No. 27078 (the “New Telecom Law”).
The New Telecom Law establishes that the former Law No. 19,798, its supplementary laws and decrees, will remain in full force and effect as long as they do not contradict the New Telecom Law and until the new regulatory authority enacts the required new supporting regulatory framework.  Most relevant aspects to our business such as the licensing processes, USF regime, interconnection regime and spectrum regime set forth under the former Law No. 19,798 and its supplementary laws will continue in full force.
The New Telecom Law creates a single regulatory authority in charge of setting public policy and industry regulation. The new authority (“Autoridad Federal de Tecnologías de la Información” /Federal Authority for Information Technology) will replace the existing Comisión Nacional de Comunicaciones (“National Communications Commission”) and the Secretaría de Comunicaciones (“Secretary of Communications”).
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
In 1978, the National Policy on Telecommunications was issued which, in its most relevant aspects, called for the development of telecommunications services to be conducted by private institutions through authorizations granted by the government. However, it also endorsed a series of regulations aimed at establishing increased technical control over such investments and conferring certain discretionary powers upon the government. The policy was formalized through the General Law on Telecommunications approved in 1982, in which free, non-discriminatory access was granted to private firms in the development of the nation’s telecommunications services. This law established responsibilities with respect to telecommunication services, compulsory interconnection of facilities between public service licensees, and effectuated mandatory tariffing of services where existing market conditions were deemed insufficient to guarantee a free tariff system.
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
The General Law on Telecommunications has been amended on several occasions regarding such matters as network neutrality, the recent elimination of domestic long distance telephony, and full implementation of number portability, and establishing a national plan for critical telecommunications infrastructure to ensure continuity of services.
Colombia
The telecommunication industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Colombian Government has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunication companies to provide new and improved telecommunication services. In 2009, the Colombian government adopted a new regulatory regime (Law 1341, the “TIC law”) that was aimed at further deregulating the telecommunications market.
The telecommunication industry in Colombia is subject to regulation by the Communications Regulation Commission (CRC), the National Spectrum Agency (ANE) and the National Television Authority (ANTV).
The competition authority and consumer protection agency in Colombia is the Superintendence of Industry and Commerce (SIC), which is responsible for enforcing antitrust regulations, protecting consumers’ rights and promoting competition in all economic sectors, including telecommunications.
The Ministry of Information and Communications Technologies (“ICT”) is in charge of telecommunications policymaking, and the Minister is a member of the board of the regulatory bodies (CRC, ANTV and ANE).
The TIC Law created a new ICT register to facilitate market entry by telecommunications operators, as licenses were no longer tied to the provision of telecommunications services in Colombia. If services providers require spectrum the Ministry granted a spectrum use permit. During 2014, the CRC and the Ministry of Information and Communications Technologies (“MinICT”) issued regulations and policies to promote and improve competition in the telecommunications sector in Colombia, such as implementation of the ICT strategy “Vive Digital”
The Colombian government is interested in joining the OECD, and this will require the adoption of some reforms in the telecommunication sector, such as measures to ensure the independence of the regulatory authorities, eliminate concentration in fixed and mobile markets and remove barriers to network infrastructure deployment, which would not affect our business in Colombia.
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
In pursuit of this objective, which is still ongoing, the government of Costa Rica moved to a total liberalized telecom market in the country from 2008. A new Telecommunications Law was enacted in June 2008 and the new regulatory body, the Telecommunications Superintendence (“SUTEL”), was created on July 2009 by the Law 8660. SUTEL is an administrative body within the former Public Services Regulatory Authority (ARESEP).
Examples of SUTEL’s responsibilities are: implementing policy and legislation, regulating the market entry by service providers and the services, imposing access and interconnection obligations, resolving intercarrier and unfair competition disputes, approving retail tariffs and contracts with end users, overseeing the universal service fund, and managing scarce resources, including numbers and radio spectrum. SUTEL also ensures compliance with consumer protections and promotes competition in the telecommunications sector.
The executive branch retains certain direct responsibilities in the telecom sector through the Ministry of Science, Technology and Telecommunications (“MICITT”), which is the main authority for the promotion and definition of national telecommunications policy, including the definition of a national plan for the development of telecommunications and control over spectrum licensing by SUTEL.
In 2014, SUTEL started to conduct market research on the prices of submarine cable access services in Costa Rica, to determine whether prices in that country are competitive in comparison with international prices. The final report on this research has not been released yet.
At the end of 2014, SUTEL announced that it expects to review the conditions for effective competition in the various telecommunications markets in Costa Rica (fixed, mobile, data, etc.) in early 2015, which might lead to the liberalization of the prices of telecommunication services in some markets or a review of new regulatory rulings to promote competition.

Finally, the MICITT is working on a new plan for the development of telecommunications in Costa Rica, which will be issued in the first half of 2015. The plan addresses the main objectives for the growth of the telecommunications sector through 2021, and it should serve as the basis for the development of our market in Costa Rica.
Ecuador
A new Law of Telecommunications will be approved in the first quarter of 2015. As a result, the organizational structure of public entities in Ecuador will change with the creation of the Agency for the Regulation and Control of Telecommunications (“ARCOTEL”), which will be responsible for the planning, regulation and control of telecommunications services as well as spectrum management.
The Ministry of Telecommunications will remain in charge of the development of information and communication technologies in Ecuador. It issues policies and general plans and monitors their implementation. The Ministry also evaluates, coordinates and promotes actions to ensure equal access to services and the effective and efficient use thereof. With the new legal framework all related regulations are expected to be modified during 2015.
Mexico
In June, 2013, the Mexican government performed an integral amendment of the regime, through the enactment of a Constitutional Decree. Such Decree included the modification of the Mexican Constitution and several legislative measures and will require a series of further regulations amending the main regulatory framework of the telecommunications industry. Some of the most important aspects set forth in the amendment are the following: (i) the Federal Institution of Telecommunications (“IFETEL”) was created as a constitutionally autonomous entity, replacing the existing Federal Telecommunications Commission (“COFETEL”), as the sole telecommunications regulatory body; and (ii) foreign investment was allowed with up to 100% in telecommunications and satellite communication services (previously capped at 49%) and up to 49% in broadcasting services (previously prohibited).

A new telecommunications law was approved by the Federal Congress of Mexico and became effective on August 13, 2014.
The telecommunications sector in Mexico is regulated primarily by the Federal Institute of Telecommunications (“IFETEL or IFT”). Among other aspects, the IFT regulates the requirements for licensing public telecommunications networks, and the obligations of telecommunication companies in Mexico. Further, it manages licensing requirements for radioelectric spectrum, satellite geostationary orbits assigned to Mexico and its related spectrum, makes declarations of preponderant agents in the telecommunications and broadcasting sectors (more than 50% of the users, subscribers, audience, network traffic or used network capacity, measured on a national basis), analyzes the divestiture and restructuring plans submitted by Preponderant agents to reconsider their status and authorizations to commercialize telecommunications services.
Under the new telecommunications law, the provision of value-added services has been deregulated. Also, there is a new concession-granting regime, which establishes a unique concession for the provision of all telecommunication services. The unique concession may be granted by the IFT only to Mexican individuals or companies, but there will be no limitation on foreign investment. However, the concessions granted before the new law was enacted, will remain valid until they expire or the operator decides to apply for a master concession (transition regime).
On March 6 2014, the IFT declared America Movil SAB de CV, Telefonos de Mexico SAB de CV, and Grupo Carso, among other companies, to be preponderant agents in the telecommunications sector, and Grupo Televisa, among others, to be a preponderant agent in the open broadcast television sector. The divestiture plan submitted by America Movil is pending approval.
The IFT may impose asymmetric regulations and specific obligations upon preponderant agents such as rates, quality, shared-use of infrastructure, rights of way and disaggregation of the local telecommunication network.
While the IFT provides the main regulatory framework of the telecommunications industry, other relevant laws in the field are the Federal Antitrust Law, the Foreign Investment Law, the Law of Protection of Personal Information in Possession of Private Entities, and the Federal Consumers Protection Law, all of which play a part in the overall regulation of the sector, in addition to the general commerce and contractual laws. The above mentioned laws also shall be adjusted to the new telecommunication law.
The enactment of the new law and the initial measures taken by the IFT in 2014 have increased the dynamism of the Mexican telecommunications market, in which the main players are moving faster and new players are emerging, such as AT&T, which acquired USACELL at the end of 2014.
Panama
In Panama the telecommunications market was privatized in 1997 and deregulated in 2003, and services have seen strong growth since that time. Due to the comparative advantages of the geographical location of Panama there is a significant supply of subsea connections.
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
Under Peruvian law, the provision of public telecommunications services requires a concession. The functions related to the issuance of concessions and market access registration and the assignment of the radio spectrum for public telecommunications services are managed by the MTC’s General Directorate of Concessions in Telecommunications. Since market liberalization became effective in August 1998, there has been no limitation on the issuance of concessions, except for services subject to natural limitations on grounds of scarce resources, as in the case of the radio spectrum.
During 2014, National Congress submitted a General Telecommunication Bill which would modify the existing general regulatory regime. As of December 2014, the bill is still under debate and has not yet been passed.
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
Venezuela
The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones (“CONATEL of Venezuela”), which is ascribed to and under the purview of the Minister of People’s Power for Communication and Information. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, CANTV. In December 2010, the government issued a new law declaring that the provision of telecommunications services is an activity of the “public domain.” To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.
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

ITEM 1A. RISK FACTORS
Forward Looking Statements
We, or our representatives, from time to time may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our quarterly reports on Form 10-Q, information contained in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like “plan,” “estimate,” “expect,” “anticipate,” “believe,” “intend,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods to identify forward-looking statements.
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
For more information about our results of operations and financial condition, you should see the discussion included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing later in this Form 10-K.
Risks Related to our Business Operations
We need to increase Core Network Services revenue from the services that we offer to realize our targets for financial and operating performance.
We must increase Core Network Services revenue at acceptable margins to realize our targets for financial and operating performance, including free cash flow. If:

•	we do not avoid excessive customer churn or improve our current relationships with existing key customers;

•	we are not able to expand the available capacity on our network to meet our customers’ demands in a timely manner; or

•	our customers determine to obtain these services from either their own network or from one of our competitors,

we may not be able to increase or maintain our Core Network Services revenue at acceptable margins as well as our free cash flow, which would adversely affect our ability to become and/or remain profitable.
Although we expect that the acquisition of tw telecom will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.
The success of our acquisition of tw telecom depends in large part on the success of management in integrating the operations, strategies, technologies, network infrastructure and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the tw telecom acquisition if the integration process takes longer or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of tw telecom or to otherwise realize any of the anticipated benefits of the tw telecom acquisition could impair our operations. In addition, we anticipate that the overall integration of tw telecom will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
Potential difficulties the combined business may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies, operations, accounting and data processing systems, management controls, products and services;

•	the disruption of ongoing businesses and distraction of the management team from ongoing business concerns;

•	the retention of the existing customers and/or vendors of both companies;

•	the consolidation and rationalization of network infrastructure to reduce third party costs and improve profitability;

•	the reduction of costs associated with each company’s operations;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the tw telecom acquisition.

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

Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered as well as the integration of any acquired companies’ business support systems, there is a need to continually develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans and realize anticipated benefits from our acquisitions.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems for whatever reason, including integration related activities, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability in the manner contemplated, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we are unable to meet these service level commitments, we may be obligated to provide service credits or other compensation to our customers. Because we offer emergency notification services referred to as “911” services, any significant interruption or degradation in those services could create legal and financial exposure.
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
Network and information systems and other technologies are critical to our business activities. Network and information systems-related events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities, or any combination of the these items, could result in a degradation or disruption of our services, damage to our properties, equipment and data, or unauthorized disclosure of confidential information. We experience cyber-attacks against our network and information systems of varying degrees on a regular basis, and as a result, unauthorized parties could obtain access to our data or our customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise.  Additionally, outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information to gain access to our data or our customers’ data, including information subject to data protection laws and regulations such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.
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
Any security breach or unauthorized access could result in significant legal and financial exposure, including in respect of customer credits, lost revenue due to business interruption, increased expenditures on security measures, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, damage to our reputation and the market perception of the effectiveness of our security measures could cause us to lose customers. Moreover, the amount and scope of insurance we maintain against losses resulting from unauthorized access or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result.
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
We may continue to expand our operations through new product and service offerings and through additional strategic investments, acquisitions or joint ventures, some of which may involve complex technical and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate new operations into our existing business in an efficient and timely manner, to combine accounting and data processing systems and management controls and to integrate relationships with customers, vendors and business partners. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute our stockholders’ ownership.
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
Achieving the anticipated benefits of our business operations will depend in part upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments. The use of the Internet for these purposes may not grow and expand at the rate that we anticipate or may be restricted by such things as:

•	actions by ISPs or the owners of access networks that restrict us from delivering our customers’ traffic to the users of those networks;

•	future regulation;

•	a lack of anticipated technology innovation and adoption; or

•	a lack of continued broadband penetration both in the United States and elsewhere.

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
A significant portion of our consolidated revenue is concentrated among a limited number of customers. For the year ended December 31, 2014, our top ten customers represented approximately 17% of our total revenue. If we lost one or more of our major customers, or, if one or more of them significantly decreased or terminated orders for our services, our business would be materially and adversely affected.
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

We have generated substantial net losses in the past and may continue to do so.
While we did have net income of $314 million for the year ended December 31, 2014, we incurred net losses of approximately $109 million and $422 million, respectively for the years ended December 31, 2013 and 2012. Although we anticipate that our operating results will continue to improve over time, there can be no assurance that the recent level of operating results will continue and that currently anticipated future operating improvements will be realized on schedule or that we will be able to sustain profitability in the future. Continued net losses could limit our ability to fund expansions of our network, investments in our products and services, interest and principal payments on our debt, or other business needs.
Our actual financial position and operations after the completion of the tw telecom acquisition may differ materially from the unaudited pro forma financial information that has been previously disclosed.
Our unaudited pro forma combined financial statements and unaudited pro forma per share data filed with the SEC are presented for illustrative purposes only and are not necessarily indicative of what our actual financial position or results of operations would have been had the tw telecom acquisition been completed on the dates indicated. Our actual results and financial position after the tw telecom acquisition may differ materially and adversely from the unaudited pro forma financial data.
Future expansion or adaptation of our network will require substantial resources, which may not be available at the time.
We will need to continue to expand and adapt our network to remain competitive, which may require significant additional funding. Additional expansion and adaptations of our communications network’s electronic and software components will be necessary to respond to:

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
Over the past few years, the market prices for many of our services have decreased. These decreases resulted from downward market pressure and other factors including:

•	technological changes and network expansions which have resulted in increased transmission capacity available for sale by us and by our competitors;

•	some of our customer agreements contain volume based pricing; and

•	some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenue.

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
In the normal course of business, we need to enter into interconnection agreements, including IP interconnection for voice and data services, with many domestic and foreign local telephone companies as well as the owners of networks that our customers desire to access to deliver their services. We are not always able to secure these interconnection agreements on favorable terms.
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
Our operations around the world are subject to regulation at the regional level (for example, the European Union), the national level (for example, the FCC) and, in many cases, at the state, provincial, and local levels. We also operate in some areas of the world without licenses, but only as permitted through relationships with locally licensed partners. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited, or may change. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Changes to existing regulations or rules, or the failure to regulate going forward in areas which have historically been regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. Our inability or failure to comply with the telecommunications and other laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government.
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
It is expensive, difficult and time-consuming for new customers to switch to our network if we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network. Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process for a customer’s location that is not located on our network, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely affecting our ability to compete and increase revenue. Further consolidation of incumbent carriers with other telecommunications service providers may make these problems more acute.
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
We may not be able to efficiently and effectively integrate future acquired operations and thus may not fully realize the anticipated benefits from those future acquisitions.
Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate our businesses in an efficient and effective manner. We may acquire businesses in accordance with our business strategy. The integration of any acquired businesses involves a number of risks, including, but not limited to:

•	demands on management related to any significant increase in size after the acquisition;

•	the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to management of integration activities;

•	failure to fully achieve expected synergies and costs savings;

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

In addition, future significant competitors could include new entrants to the communications industry such as content companies that have existing significant customer bases and substantial cash resources that are greater than ours. If we are unable to compete successfully, our business could be significantly affected.
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
We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the United States;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

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
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of foreign currencies (such as the devaluation of the Brazilian real, Venezuelan bolivar and the Argentine peso discussed below) relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations.
We conduct a significant portion of our business using the British pound, the euro and the Brazilian real. Appreciation of the U.S. dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. dollar appreciates significantly, future revenue, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. dollar relative to foreign currencies reduces the U.S. dollar value of cash balances held in those currencies.
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
Venezuela has had an exchange control regime since 2002. Currently, such control consists of a fixed rate of exchange of Bs.6.2842 = US$1.00 for purchase operations and Bs.6.30 = US$1.00 for sale operations and for payments of public external debt, with foreign currency being allocated by the government for priority imports of goods, services and payment of certain indebtedness (the “official exchange rate”). Since the establishment of exchange controls in 2002, Venezuela, through the Foreign Currency Administration Commission (“CADIVI”) and continuing with the establishment of the National Center for Foreign Trade (“CENCOEX”), has administered an approval process for the allocation of foreign exchange at the controlled exchange rates, for payments to foreign companies in various economic sectors. Because of the detailed review process undertaken by these agencies and the complexity of the task involved in such process, delays have accumulated in the provision of foreign exchange to settle amounts outstanding to such companies. This situation has generated delays in the importation of goods and the accumulation of debts owed by importers to foreign suppliers.

Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 2.15 Venezuelan bolivares to the U.S. dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed “essential” to 4.30 Venezuelan bolivares to the U.S. dollar. Effective February 13, 2013, the Venezuelan government further devalued the Venezuelan bolivar by increasing the official rate to 6.30 Venezuelan bolivares to the U.S. dollar, except for a limited set of goods and services deemed “essential”.
In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign

Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela were permitted to access the SITME by buying U.S. dollar denominated securities through banks authorized by the BCV. SITME was intended to supplement the CADIVI application and approval process with an additional process that allowed for quicker and smaller exchanges, albeit at a less favorable exchange rate. However, in connection with the February 13, 2013 devaluation of the bolivar, the Venezuelan government also announced the elimination of the SITME. In lieu of the SITME mechanism, the Venezuelan Government introduced the SICAD (Complementary System for Administration of Foreign Currency), a new currency trading system controlled by the BCV. Whereas SITME used a fixed exchange rate, SICAD is intended to be an auction of public foreign currency denominated securities, which results in a variable exchange rate.
We use the SICAD (currently Bs.12=US$1) to record the assets, liabilities and transactions of our Venezuelan subsidiary since the telecom sector is officially subject to such exchange rate. The most recent auction procedure, called the Complementary System for the Administration of Foreign Currency II (“SICAD II”), have involved the purchase and sale of foreign exchange at rates higher than the official exchange rate. As of December 31, 2014, SICAD II’s exchange rate averaged Bs.49.9 = U,S,$1.00.
On February 10, 2015 the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which will be implemented as the third system in the Venezuelan three-tier exchange control mechanism and will allow for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market will replace the SICAD II rate. While it is still unclear what the new SIMADI exchange rate will be, the new mechanism will likely devalue the bolivar heavily and will affect the rate at which companies measure their assets and liabilities in Venezuela. The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to the limitations and restrictions of the CENCOEX registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals that were previously under the CADIVI process and are now under the CENCOEX process have been less forthcoming at times, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.
At December 31, 2014, we had approximately $13 million of obligations registered and subject to approval by CENCOEX for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. In 2014, we received $2 million of approvals from CENCOEX to convert bolivares to U.S. dollars at both the essential and non-essential official rates.
As of December 31, 2014, our Venezuelan subsidiary had $198 million of net assets including $68 million of cash and cash equivalents, of which $5 million was held in U.S. dollars and $63 million was held in Venezuelan bolivares. In light of the Venezuelan exchange control regime, none of these net assets (other than the $5 million of cash denominated in U.S. dollars and held outside of Venezuela) may be transferred to Level 3 or any other subsidiary of Level 3 in the form of loans, advances or cash dividends without the consent of a third-party (that is, CENCOEX).
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
In Argentina, our financial statements use the official exchange rate as of each relevant date or period-end quoted by Banco de la Nación Argentina, or “Banco Nación.” As of December 31, 2014, the official exchange rate was Argentine pesos 8.45 per $1.00 while the free market rate was approximately Argentine pesos 13.55 per $1.00. On January 23, 2014, after a series of public announcements of the Argentine National Government, the devaluation of the official exchange rate accelerated and reached Argentine pesos 8.01 per $1.00, which represented the biggest depreciation since 2002. Following such depreciation, during 2014 the Argentine peso continued to devaluate progressively to Argentine pesos 8.45 per $1.00 in December 31, 2014. It is unclear whether further measures by the Argentine National Government may accelerate the depreciation of the Argentine peso during 2015.
Economic and political conditions in Latin America pose numerous risks to our operations.
Our business operations in the Latin American region constitute a significant portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers in this region. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings. Foreign currency exchange controls are currently in effect in Venezuela and Argentina, and have adversely affected our ability to repatriate cash balances from those countries.
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our business. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government also announced plans to modify the telecommunications law, and we cannot predict the effect of these amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation’s constitution removing presidential term limits.
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
We are a party to an agreement with the U.S. Departments of Homeland Security, Justice and Defense addressing the U.S. government’s national security and law enforcement concerns. This agreement imposes significant requirements on us related to information storage and management; traffic management; physical, logical, and network security arrangements; personnel screening and training; and other matters. We are also party to an agreement with the U.S. Department of Defense addressing the U.S. government’s national security concerns. This agreement imposes significant requirements on us related to the composition and qualifications of the Level 3 Communications, Inc. board of directors; the limitation of the influence or control over us of non-U.S. persons; physical, logical, and network security arrangements; and other matters.
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

As with the FCPA, if we are not in compliance with the Bribery Act as well as similar laws in the U.K. or elsewhere, such as The Federal Law n. 12.846/13, which is known as the “Brazilian Anti-corruption Law” that became effective on February 2, 2014, that are applicable to our business, we may be subject to criminal and civil penalties and other remedial measures.
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

We had a ratio of earnings to fixed charges of 1.3 for the year ended December 31, 2014. We had substantial deficiencies of earnings to cover fixed charges of approximately $71 million, $374 million and $786 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2014, we had an aggregate of approximately $11.366 billion of current and long-term debt on a consolidated basis (excluding debt discounts and fair value adjustments), and approximately $6.363 billion of stockholders’ equity. Of the long-term debt, approximately $349 million is due to mature in 2015 (including $333 million of 7% Convertible Senior Notes due 2015 that mature on March 15, 2015), $9 million is due to mature in 2016, $8 million is due in 2017 and $308 million is due in 2018, in each case excluding debt discounts and fair value adjustments.
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

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts’ and investors’ expectations. In these circumstances, the price of our common stock will likely decrease.
If certain transactions occur with respect to our capital stock, we may be unable to fully utilize our net operating loss carry forwards, or NOLs, to reduce our U.S. federal income taxes.
As of December 31, 2014, we had NOLs of approximately $10.3 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)). If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOLs and certain current deductions against any taxable income we achieve in future periods.
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
In July 2014, the rights agreement was amended to provide that the rights issued under the rights agreement will expire at or prior to the earliest of:

•	October 31, 2017;

•	the time at which the rights are redeemed;

•	the time at which the rights are exchanged;

•
the time at which our board of directors determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, would not adversely effect in any material respect the time period in which we could use the NOLs, or materially impair the amount of the NOLs that we could use in any particular time period, for applicable tax purposes;

•
October 31, 2015, if approval of the rights agreement as amended by the affirmative vote of the holders of a majority of the voting power of our outstanding common stock has not been obtained prior to that date; or

•	a determination by our board of directors, prior to the date that the rights are distributed, that the rights agreement and the rights are no longer in our and our stockholders’ best interests.

Under our certificate of incorporation, we are able to issue more shares of our common stock than are currently outstanding. Such future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.
Our certificate of incorporation, as currently in effect, authorizes us to issue to up to 433,333,333 shares of our common stock, which is a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances involved, the Board of Directors may be able to complete a particular issuance without further stockholder action.
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

In addition, the terms of most of our long-term debt require that upon a “change in control,” as defined in the agreements that contain the terms and conditions of the long-term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.
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
The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	the depth and liquidity of the trading market for our common stock;

•	variations in actual or anticipated operating results;

•	changes in estimated results by securities analysts;

•	market conditions in the communications and information services industries;

•	announcement and performance by competitors;

•	regulatory actions; and

•	general economic conditions.

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
In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 171 properties as of January 8, 2015. We are engaged in addressing or have liquidated environmental liabilities at 87 of those properties. Of these: (a) we have formal commitments or other potential future costs at 25 sites; (b) there are eight sites with unknown future costs; and (c) there are 54 sites with no likely future costs. The remaining properties have been dormant for several years. We could potentially be held liable, jointly or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.
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
Certain North American and European hourly and salaried employees of Global Crossing are covered by defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2014, the projected benefit obligation under these pension plans and the pension plans with respect to non-Global Crossing operations prior to 1997 was approximately $176 million ($81 million for U.S. plans and $95 million for U.K. plans) and the value of plan assets was approximately $151 million (approximately $75 million for U.S. plans and $76 million for U.K. plans), resulting in these pension plans being underfunded by $25 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City and County of Broomfield, Colorado. The campus facility, which we own, encompasses approximately 850,000 square feet of office space.
We also lease or own significant corporate office space in the following cities and lease smaller sales, administrative, and support offices around the world:

•
North America: Atlanta, Georgia; Littleton, Colorado; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Rochester, New York; Southfield, Michigan; and Tulsa, Oklahoma

•	Europe: Basingstoke, England; Crewe, England; Dublin, Ireland; London, England; Naarden, The Netherlands; and Paris, France

•	Latin America: Bogota, Colombia; Buenos Aires, Argentina; Caracas, Venezuela; Lima, Peru; Quito, Ecuador; Santiago, Chile; and Sao Paulo, Brazil

•	Asia/Pacific: Hong Kong, China; Singapore and Tokyo, Japan

     We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately eleven million square feet of space for our Gateway and transmission facilities. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements. For additional information on our technical sites and other properties relating to our network operations, see Item 1, “Business - Our Communications Network.”
We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.
Our existing properties are in good condition and are suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 16, "Commitments, Contingencies and Other Items," to our Consolidated Financial Statements included in this Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is traded on the New York Stock Exchange under the symbol "LVLT." As of February 26, 2015, there were approximately 5,874 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sales prices of our common stock as reported by the NYSE Composite Tape for the quarters and the years indicated.

Year Ended December 31, 2014	High	Low
First Quarter	$39.21	$31.01
Second Quarter	45.60	36.37
Third Quarter	47.50	41.17
Fourth Quarter	50.05	38.05

Year Ended December 31, 2013	High	Low
First Quarter	$24.83	$19.67
Second Quarter	23.99	19.34
Third Quarter	27.36	20.34
Fourth Quarter	33.19	26.36

Equity Compensation Plan Information.

We have two equity compensation plans under which we may issue shares of our common stock to employees, officers, directors and consultants. They are the Level 3 Communications, Inc. Stock Plan and the 2000 tw telecom inc. Employee Stock Plan. We assumed the 2000 tw telecom inc. Employee Stock Plan in connection with the acquisition of tw telecom. Awards outstanding under the 2000 tw telecom inc. Employee Stock Plan at the acquisition date were cancelled and converted into the right to receive merger consideration. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the Level 3 Communications, Inc. Stock Plan (in the "Equity compensation plans approved by stockholders" category) and the 2000 tw telecom inc. Employee Stock Plan (in the "Equity compensation plans not approved by stockholders" category) as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,004,487	*	$22.76	**	8,101,882
Equity compensation plans not approved by stockholders	—	***	$—	***	8,290,270

* Includes, among other awards, awards of outperform stock appreciation units ("OSOs"). For purposes of this table, each OSO was considered to use a single share of our common stock from the total number of shares reserved for issuance under the Level 3 Communications, Inc. Stock Plan even though the actual payout multiplier may range from zero to four, as described below.

** At December 31, 2014, the only type of award outstanding under the Level 3 Communications, Inc. Stock Plan that included an "exercise price" was the OSOs. The weighted-average exercise price indicated was for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

*** The 2000 tw telecom Employee Stock Plan provides for the granting of (i) stock options, (ii) restricted stock, (iii) common stock, (iv) stock appreciation rights, (v) restricted stock units and (vi) performance awards to eligible participants. No awards were outstanding at December 31, 2014, and the Company does not currently intend to grant any future awards under this plan.

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

The OSOs initial exercise price is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This initial exercise price is referred to as the "Initial Price." On the settlement date, the Initial Price is adjusted as of that date by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the settlement date. The Initial Price, however, cannot be adjusted below the closing price of our common stock on the day that the OSO was granted.

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

Beginning in 2014, outperform stock appreciation rights, or OSOs, were no longer awarded. Instead, we awarded performance-based restricted stock unit awards, which use a two-year performance measurement period, with the specific performance criteria to be determined by the Compensation Committee of the Board of Directors for each annual award cycle, and vest 50% on the second anniversary of the grant date (after the relevant performance has been measured) and the second 50% vesting on the third anniversary of grant date to serve as a retention tool.

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

The performance graph compares the cumulative total return of our common stock for the five year period from 2010 through 2014 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The performance graph assumes that the value of the investment was $100 on December 31, 2009, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/09	12/10	12/11	12/12	12/13	12/14
Level 3 common stock	$100.00	$64.05	$74.03	$100.70	$144.53	$215.16
S&P 500® Index	100.00	112.78	112.78	127.90	165.76	184.64
NASDAQ Telecommunications	100.00	103.92	90.81	92.63	114.88	125.11

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$6,777	$6,313	$6,376	$4,333	$3,591
Income (Loss) from Continuing Operations (2)	314	(109)	(422)	(827)	(621)
Income (Loss) from Discontinued Operations, Net (1)	—	—	—	71	(1)
Net Income (Loss)	314	(109)	(422)	(756)	(622)
Per Common Share:
Income (Loss) from Continuing Operations - Basic	1.23	(0.49)	(1.96)	(6.03)	(5.61)
Income (Loss) from Discontinued Operations, Net - Basic	—	—	—	0.52	(0.01)
Net Income (Loss) - Basic (2)	1.23	(0.49)	(1.96)	(5.51)	(5.62)
Income (Loss) from Continuing Operations - Diluted	1.21	(0.49)	(1.96)	(6.03)	(5.61)
Income (Loss) from Discontinued Operations, Net - Diluted	—	—	—	0.52	(0.01)
Net Income (Loss) - Diluted (2)	1.21	(0.49)	(1.96)	(5.51)	(5.62)
Dividends (3)	—	—	—	—	—

Financial Position:
Total Assets	$20,947	$12,874	$13,307	$13,188	$8,355
Current portion of long-term debt (4)	349	31	216	65	180
Long-Term Debt, less current portion (4)	10,984	8,331	8,516	8,385	6,268
Stockholders' Equity (Deficit) (5)	6,363	1,411	1,171	1,193	(157)

(1)
On October 4, 2011, the Company purchased Global Crossing Limited ("Global Crossing") (the "Amalgamation"). During 2011, the Company recorded revenue attributable to Global Crossing of approximately $654 million.

On November 14, 2011, the Company completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. Revenue attributable to the coal mining business totaled approximately $54 million in 2011 through the date of sale and $60 million in 2010. As a result of the transaction, the Company recognized a gain on the transaction of approximately $72 million, which is included in its Consolidated Statements of Operations within "Income (Loss) from Discontinued Operations, Net." The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

On October 31, 2014, the Company completed the acquisition of tw telecom inc. ("tw telecom"). During 2014, the Company recorded revenue attributable to tw telecom of approximately $285 million.

(2)
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

In 2012, the Company recognized a $160 million loss on modification and extinguishment of debt as a result of the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, the redemption of the 8.75% Senior Notes due 2017 in August 2012, the redemption of the 9.25% Senior Notes due 2014 in February 2012 and the exchange of a portion of the 15% Convertible Senior Notes due 2013 in March 2012. The Company also recognized $34 million of restructuring charges. The Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations as a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012. As a result, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million (see Note 5 - Asset Retirement Obligations in the notes to the Consolidated Financial Statements). In addition, as a result of the refinancing of the Tranche A Term Loan in 2012, two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. The Company recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest), which represented the cumulative loss recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") at the date the instruments ceased to qualify as hedges.

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

In 2014, the Company issued $600 million aggregate principal amount of its 5.75% Senior Notes due 2022. The net proceeds from the offering of the notes, together with cash on hand, were used to redeem the $605 million aggregate principal amount outstanding of the Company's 11.875% Senior Notes due 2019. The company recognized a debt extinguishment loss of $53 million associated with this transaction during the fourth quarter 2014.

In 2014, the Company also recognized a $100 million income tax benefit primarily related to the release of a foreign deferred tax valuation allowance.

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

In 2014, Level 3 Escrow II, Inc. issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes”). The 5.375% Senior Notes due 2022 were assumed by Level 3 Financing, Inc., a direct wholly owned subsidiary of the Company, and the proceeds were used to refinance certain existing indebtedness of tw telecom. Additionally, the Company entered into a ninth amendment agreement to the Existing Credit Agreement to incur $2.0 billion in aggregate borrowings under the Existing Credit Agreement through the creation of a new Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The net proceeds from both the 5.375% Senior Notes and the Tranche B 2022 Term Loan were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger. Further, in 2014, the Company issued a total of $600 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the “5.75% Senior Notes”). The net proceeds from the offering of the 5.75% Senior Notes, together with cash on hand were used to redeem all of the Company's outstanding 11.875% Senior Notes due 2019. In connection with that redemption, the Company recognized a loss on extinguishment of debt of $53 million.

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

In 2014, the Company issued approximately 5 million shares of common stock when holders of approximately $142 million of its 7% Convertible Senior Notes due 2015 converted these notes.

In 2014, as a result of the Merger, the Company issued approximately 96.9 million shares of Level 3 common stock to former holders of tw telecom common shares, stock options, restricted stock unit awards and restricted stock units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) included elsewhere herein and the description of its business in Item 1, "Business".

Executive Summary

Disaggregation of Network Related Expenses; Change in Description of Cost of Revenue to Network Access Costs
Historically, the Company has included "network related expenses" including facility rent, utilities, maintenance and other costs, each related to the operation of Level 3's communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excluding depreciation and amortization, within the line item "Selling, General and Administrative Expenses" in its Consolidated Statements of Operations. These network related expenses have been reported under a separate line item, “Network Related Expenses,” in the Company’s Consolidated Statements of Operations. “Selling General and Administrative Expenses” include the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.
During the third quarter of 2014, the Company changed the description of “Cost of Revenue” in its Consolidated Statement of Operations to “Network Access Costs.” Network Access Costs include leased capacity costs, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network. Network Access Costs exclude Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.
The changes outlined above do not affect the Company’s previously reported Consolidated Total Costs and Expenses, Operating Income, Net Income (Loss) or Income (Loss) per Share in the Consolidated Statement of Operations, or any items reported in the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Cash Flows or Changes in Stockholders’ Equity (Deficit).
The following table reflects the change of the description of "Cost of Revenue" to "Network Access Costs" and the disaggregation of "Network Related Expenses" from "Selling, General and Administrative Expenses" for the years ended December 31, 2013 and 2012 in the Consolidated Statements of Operations, assuming the changes discussed above were in effect for the entire periods reported below:

(dollars in millions)	As Previously Reported	Adjustment	Revised Reporting
Year Ended December 31, 2013
Cost of Revenue	$2,471	$(2,471)	$—
Network Access Costs	—	2,471	2,471
Network Related Expenses	—	1,214	1,214
Selling, General and Administrative Expenses	2,376	(1,214)	1,162
Total Costs and Expenses	5,647	—	5,647

Year Ended December 31, 2012
Cost of Revenue	$2,602	$(2,602)	$—
Network Access Costs	—	2,602	2,602
Network Related Expenses	—	1,249	1,249
Selling, General and Administrative Expenses	2,450	(1,249)	1,201
Total Costs and Expenses	5,801	—	5,801

Overview

The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive upfront payments for services to be delivered for a period of generally up to 25 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2014, for contracts where upfront payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

On October 31, 2014, the Company completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became an indirect, wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger").

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy." In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by its Core Network Services;

•	focusing on its Enterprise customers, as this customer group has the largest potential for growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving and maintaining sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision-making and interaction with its mid-market enterprise customers, including leveraging its existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for profit contribution; and

•	refinancing its future debt maturities.

The Company's management continues to review all existing lines of business and service offerings to determine how they enhance the Company's focus on the delivery of communications services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of the Company's services or with meeting its financial objectives, Level 3 may exit those lines of business or stop offering those services in part or in whole.

The Company has also been focused on improving its liquidity and financial condition, and extending the maturity dates of certain debt. See Note 11 - Long-Term Debt in the notes to the Consolidated Financial Statements.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the business.

Revenue by Channel:

	Year Ended December 31,
(dollars in millions)	2014	2013
Core Network Services:
North America - Wholesale Channel	$1,462	$1,478
North America - Enterprise Channel	2,778	2,471
EMEA - Wholesale Channel	328	354
EMEA - Enterprise Channel	563	534
Latin America - Wholesale Channel	165	160
Latin America - Enterprise Channel	614	594
tw telecom - Wholesale Channel	60	—
tw telecom - Enterprise Channel	225	—
Total Core Network Services	6,195	5,591
Wholesale Voice Services and Other	582	722
Total Revenue	$6,777	$6,313

Total Revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•
Wholesale Voice Services and Other revenue from sales of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the SBC Master Services Agreement, which was obtained through an acquisition in 2005.

Core Network Services revenue represents higher profit services and Wholesale Voice Services and Other revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services component and the positive cash flows from the Other revenue component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

As a result of the Merger on October 31, 2014, Total Revenue also includes two months of revenue from the tw telecom wholesale and enterprise channels. tw telecom does not provide a significant amount of services that are similar to Level 3's wholesale voice services and other.

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

The Company believes that a source of future incremental demand for the Company's Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or Web-based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. The Company has continued to experience price compression in the high-speed IP and voice services markets.

The following provides a discussion of the Company's Core Network Services revenue in terms of the enterprise and wholesale channels.

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises, as well as government markets, including the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions. The U.K. government channel is included in the enterprise channel and includes revenue primarily from the government sector in the U.K.

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

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnection may also affect the Company's results in a particular quarter, with disconnection early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's profitability and other financial results and may not be indicative of future financial performance.

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

While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts and unfavorable contracts recognized in purchase accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the Consolidated Financial Statements, as critical to its business operations and the understanding of its results of operations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Revenue Reserves

The Company establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. The Company's significant estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance and history of billing disputes.

Network Access Costs Reserves

The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate network access costs reserves for disputed supplier billings based on an analysis of its historical experience in resolving disputes with its suppliers. In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Valuation of Long-Lived Assets

The Company performs an assessment of its long-lived assets, including finite-lived acquisition-related intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groupings may not be recoverable. This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2014 and 2013 and in each case concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

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

In relation to its most recent annual review of estimated useful lives, the Company considered the expected use of assets in each of the categories as well as any legal, regulatory, or contractual provisions that may limit the remaining useful lives.  The Company extended the lives associated with IP equipment and certain of its facility equipment in the first quarter of 2014. This change in estimate has been accounted for prospectively.

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

If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment.

In 2013, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. Subsequent to the Merger and as of December 31, 2014, the Company's reporting units consist of its three regional operating units: North America; EMEA; Latin America; as well as tw telecom. Goodwill assigned to the North America, EMEA, Latin America and tw telecom reporting units at December 31, 2014 totaled $7.689 billion and was $1.832 billion, $0.138 billion, $0.595 billion and $5.124 billion, respectively. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2013 totaled $2.577 billion and was $1.835 billion, $0.147 billion and $0.595 billion, respectively.

In 2014 and 2013, the Company conducted its qualitative goodwill impairment analysis and determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired and as a result did not complete the two step goodwill impairment evaluation.

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

At December 31, 2012, as a result of revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million.

Assessment of Loss Contingencies

The Company has legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. The Company has provided for losses in situations where it has concluded that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 16 - Commitments, Contingencies and Other Items in the notes to the Consolidated Financial Statements.

Business Combinations

The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from tw telecom (and the related estimated lives of depreciable and amortizable tangible and identifiable intangible assets), which is incomplete as of the date of this filing, will require a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value will be performed by management, taking into consideration information provided to management by an independent valuation firm.

Income Taxes

The Company recognizes deferred tax assets and liabilities for its domestic and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a valuation allowance to reduce the deferred tax assets of its businesses in North America and certain other jurisdictions to the amount that is more likely than not to be realized as it believes the objective evidence of its historical pretax net losses in those jurisdictions outweighs the positive evidence of its forecasted future results. However, in 2014, the Company released approximately $100 million of deferred tax valuation allowance primarily related to its business in the UK due to consolidation of legal entities whereby one UK entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets. As a result, management projects  future profitability of that business. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

The Company continues to monitor its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance for each jurisdiction. If the Company continues to generate income before taxes in future periods, its conclusion about the appropriateness of the valuation allowance could change in a future period and it could record a substantial benefit in its Consolidated Statement of Operations when that occurs.

Results of Operations 2014 vs. 2013 and 2013 vs. 2012

Year Ended December 31,				Increase/(Decrease)%
(dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
		(as revised)	(as revised)
Revenue	$6,777	$6,313	$6,376	7%	(1)%
Network Access Costs	2,529	2,471	2,602	2%	(5)%
Network Related Expenses	1,246	1,214	1,249	3%	(3)%
Depreciation and Amortization	808	800	749	1%	7%
Selling, General and Administrative Expenses	1,181	1,162	1,201	2%	(3)%
Total Costs and Expenses	5,764	5,647	5,801	2%	(3)%
Operating Income	1,013	666	575	52%	16%
Other Income (Expense):
Interest income	1	—	2	NM	NM
Interest expense	(654)	(649)	(733)	1%	(11)%
Loss on modification and extinguishment of debt, net	(53)	(84)	(160)	(37)%	(48)%
Other, net	(69)	(4)	(58)	NM	NM
Total Other Expense	(775)	(737)	(949)	5%	(22)%
Income (Loss) Before Income Taxes	238	(71)	(374)	NM	(81)%
Income Tax (Expense) Benefit	76	(38)	(48)	NM	(21)%
Net Income (Loss)	$314	$(109)	$(422)	NM	(74)%
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service Offering:

Year Ended December 31,				Increase/(Decrease)%
(dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Core Network Services Revenue:
Colocation and Datacenter Services	$590	$585	$561	1%	4%
Transport and Fiber	2,087	1,935	1,950	8%	(1)%
IP and Data Services	2,530	2,133	2,002	19%	7%
Voice Services (Local and Enterprise)	988	938	950	5%	(1)%
Total Core Network Services Revenue	$6,195	$5,591	$5,463	11%	2%
Wholesale Voice Services and Other Revenue	582	722	913	(19)%	(21)%
Total Revenue	$6,777	$6,313	$6,376	7%	(1)%

Revenue increased 7% in 2014 compared to 2013 and decreased 1% in 2013 compared to 2012. The increase in 2014 compared to 2013 was driven by growth in Core Network Services revenue from enterprise customers and the inclusion of revenue from tw telecom subsequent to the completion of the Merger on October 31, 2014, partially offset by a decline in Wholesale Voice Services and Other revenue.

The decrease in 2013 compared to 2012 was driven by declines in Wholesale Voice Services and Other revenue partially offset by growth in Core Network Services revenue from enterprise customers.

The Company experienced growth in its IP and Data services, Transport and Fiber and Voice Services during 2014 compared to 2013 driven primarily by end user customer demand for enterprise bandwidth and content delivery over the Internet as well as the acquisition of tw telecom.

The Company's growth in its IP and data services and colocation and data center services during 2013 compared to 2012 was driven primarily by end user customer demand for enterprise bandwidth and content delivery over the Internet. The Company also experienced modest growth in transport and fiber services in 2013. Core Network Services revenue for voice services declined in 2013, primarily due to the anticipated attrition of certain U.K. Government channel voice services.

Core Network Services revenue increased in the North America and Latin America regions in 2014 compared to 2013, as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel and the acquisition of tw telecom, which contributed $285 million to Core Network Services revenue for the period subsequent to the completion of the Merger. Additionally, the Company's revenue from the EMEA region's enterprise channel increased over 2013. These increases were partially offset by (i) a decrease in the EMEA region's wholesale channel revenue and (ii) a decrease in wholesale channel revenue in North America.

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

Wholesale Voice Services and Other Revenue decreased in 2014 compared to 2013 and 2013 compared to 2012 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability. In addition, the Company expects SBC Contract Services revenue to continue to decline as a result of the migration of the SBC traffic to the AT&T network. The Company has discontinued its managed modem services.

Network Access Costs includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

Network Access Costs as a percentage of total revenue was 37% in 2014 compared to 39% in 2013 and 41% in 2012. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services and Other Revenue. The increase in total Network Access Costs in 2014 as compared to 2013 is primarily related to the addition of tw telecom's results of operations for November and December 2014. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs.

Network Related Expenses includes certain expenses associated with the delivery of services to customers and the operation and maintenance of the Level 3 network, such as facility rent, utilities, maintenance and other costs, each related to the operation of its communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excludes depreciation and amortization.

Network Related Expenses increased 3% in 2014 from 2013 and decreased 3% in 2013 from 2012.
The increase in 2014 compared to 2013 is primarily attributable to the acquisition of tw telecom. The decrease in 2013 compared to 2012 is primarily attributable to lower employee compensation and other employee related costs as well as lower network maintenance expenses. Professional fees and vendor services also decreased primarily due to the rationalization and renegotiation of vendor services. Employee cash compensation and other employee related costs decreased as the Company continued to achieve cost synergies as a result of the integration of the Global Crossing business, workforce reductions primarily focused on labor cost savings and organizational effectiveness.

Additionally in 2013 and 2014, the Company implemented certain workforce reductions in its operations staff. Restructuring charges in 2014, 2013 and 2012 of $11 million, $12 million and $8 million, respectively, were recorded in Network Related Expenses.

Depreciation and Amortization expense increased 1% in 2014 from 2013 and increased 7% in 2013 from 2012. The increase in 2014 compared to 2013 is primarily related to depreciation and amortization on tangible and intangible assets acquired from tw telecom and additional capital expenditures in 2014, partially offset by a change in useful lives of certain asset categories in the first quarter of 2014. The increase in 2013 compared to 2012 is primarily attributable to new capital expenditures in 2013 in support of the network with asset lives less than the average remaining life of all existing assets as of the beginning of the year.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A Expenses increased 2% in 2014 compared to 2013 and decreased 3% in 2013 compared to 2012. The increase in 2014 compared to 2013 is primarily related to additional employee-related expenses resulting from the acquisition of tw telecom and acquisition-related expenses incurred in connection with the Merger. In 2014, the Company incurred $81 million in expenses related to the acquisition of tw telecom. The decrease in 2013 compared to 2012 is primarily due to lower employee compensation and other employee related costs, as a result of the Company's continued achievement of cost synergies as a result of the integration of the Global Crossing business and workforce reductions primarily focused on labor cost savings and organizational effectiveness. This was partially offset by other cost increases in 2013 due to a non-cash benefit of $47 million recognized in 2012 as a result of a revision to the Company's estimated future asset retirement obligations. In addition, the Company incurred approximately $42 million in 2012 of integration costs in SG&A Expenses related to the Global Crossing business.

From time to time, the Company has implemented certain workforce reductions in its administrative staff. Restructuring charges in 2014, 2013 and 2012 of $34 million, $35 million and $26 million, respectively, were recorded in SG&A Expenses.

Non-cash, stock-based compensation expense of $73 million, $151 million and $135 million was recorded in 2014, 2013 and 2012, respectively, related to grants of outperform stock appreciation rights, restricted stock units, accruals for the Company’s annual discretionary bonus, incentive and retention plans and shares issued for the Company’s matching contribution to the 401(k) plan. Approximately $64 million, $115 million and $108 million of non-cash stock-based compensation expense was recorded in SG&A Expenses in 2014, 2013 and 2012, respectively, and $9 million, $36 million and $27 million was recorded in Network Related Expenses in 2014, 2013 and 2012, respectively. The total decrease in non-cash, stock-based compensation expense in 2014 compared to 2013 is primarily due to the 2014 annual discretionary bonus being accrued for as a cash bonus rather than a partial cash, partial equity bonus as in previous years. In addition, the $23 million charge recorded in 2013 related to the vesting of long-term incentive awards in connection with the Company's former CEO's departure from the Company, as described below, did not recur in 2014. The total increase in non-cash, stock-based compensation expense in 2013 compared to 2012 is primarily due to accruing the annual discretionary bonus at a higher target rate in 2013 than in 2012 as well as the vesting of long-term incentive awards in connection with the former CEO's departure from the Company, as described below.

On April 11, 2013, the Board of Directors appointed Jeff K. Storey to be the Company's President and Chief Executive Officer. As a result of the related departure of James Q. Crowe, the Company incurred a charge of approximately $23 million in the second quarter of 2013, which was recorded in SG&A Expenses, consisting of $6 million of additional cash compensation expense and $17 million in non-cash compensation expense related to the vesting of certain of Mr. Crowe's long-term incentive awards payable under the terms of his employment agreement.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the Consolidated Statements of Operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses and (6) discontinued operations.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock-based compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock-based compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Net Income (Loss)	$314	$(109)	$(422)
Income Tax Expense (Benefit)	(76)	38	48
Total Other Expense	775	737	949
Depreciation and Amortization Expense	808	800	749
Non-Cash Compensation Expense	73	151	135
Non-Cash Impairment	1	7	—
Adjusted EBITDA	$1,895	$1,624	$1,459

Consolidated Adjusted EBITDA was $1.895 billion in 2014 compared with $1.624 billion in 2013 and $1.459 billion in 2012. The increase in Adjusted EBITDA is primarily attributable to growth in the Company’s higher incremental profit Core Network Services revenue, continued improvements in Network Access Costs and the acquisition of tw telecom.

Adjusted EBITDA increased in North America and Latin America in 2014 compared to 2013 primarily resulting from (i) growth in core network services revenue and (2) initiatives resulting in reduced fixed and variable network access costs. The results of operations from acquisition of tw telecom contributed $105 million to Adjusted EBITDA in 2014. These increases were partially offset by a decrease in wholesale channel revenue, primarily in North America and EMEA. See Note 15 - Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased in the North America, EMEA and Latin America regions in 2013 compared to 2012, as a result of growth in core network services revenue in North America and Latin America and initiatives resulting in reduced fixed and variable network expenses in all three regions. These increases were partially offset by (i) a decrease in the EMEA region's Core Network Services revenue primarily as a result of lower U.K. Government and wholesale channel revenue and (ii) a decrease in wholesale channel revenue in North America. See Note 15 - Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Historically, the Company has paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company accrued the entire bonus compensation within SG&A Expenses and Network Related Expenses as cash compensation, which will be paid in 2015.

Interest Expense increased 1% in 2014 from 2013 and decreased 11% in 2013 from 2012. Interest expense increased in 2014 compared to 2013 as a result of additional borrowings to finance the Merger, partially offset by a lower cost of borrowing. Interest expense decreased in 2013 compared to 2012 as a result of lower cost of borrowing on refinanced debt.

The Company expects annual interest expense in 2015 to approximate $680 million based on current interest rates on the Company's debt outstanding as of December 31, 2014. See Note 11 - Long-Term Debt in the notes to Consolidated Financial Statements for additional information on Level 3's financing activities.

Loss on Modification and Extinguishment of Debt, net was $53 million in 2014 compared to a loss of $84 million in 2013 and a loss of $160 million in 2012. The loss recorded during 2014 was related to the refinancing of the 11.875% Senior Notes due 2019. The loss recorded during 2013 was related to a charge of approximately $1 million related to the refinancing of the Floating Rate Senior Notes due 2015 in December 2013, $56 million related to the refinancing of the 10% Senior Notes due 2018 in December 2013, $10 million related to the refinancing of the $1.2 billion Tranche B-II 2019 Term Loan in October 2013, $8 million related to the refinancing of the $595.5 million Tranche B 2016 Term Loan in August 2013 and $9 million related to refinancing the $815 million Tranche B 2019 Term Loan in August 2013. The loss recorded during 2012 was related to a charge of $50 million related to the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, a charge of $9 million related to the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, a charge of $40 million as a result of the redemption of the 8.75% Senior Notes due 2017 in August 2012, a charge of $22 million related to the redemption of the 9.25% Senior Notes due 2014 in February 2012, and a charge of $39 million as a result of the exchange of a portion of the 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of Level 3 common stock in March 2012. See Note 11 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding the Company’s financing activities.

Other, net was $69 million of expense in 2014 compared to $4 million of expense in 2013 and $58 million of expense in 2012. Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net expense in 2014 and 2013 is primarily due to foreign currency fluctuations of local currencies relative to the U.S. dollar, including foreign currency losses attributable to the devaluation of the Venezuelan bolivar as discussed below, and the partial impairment of the Company's indefinite-lived intangible asset, partially offset by net foreign currency gains. The Other, net expense in 2012 was driven by a non-cash loss on the Company's interest rate swap agreements of approximately $60 million that were deemed "ineffective" hedges under GAAP in connection with the refinancing of the $1.4 billion Tranche A Term Loan.

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

During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under the Complementary System of Foreign Currency Acquirement ("SICAD 1"). The Venezuelan government also announced the replacement of its existing foreign currency administration with the National Center for Foreign Commerce ("CENCOEX"). Entities may seek approval to transact through CENCOEX at the official rate of 6.30 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances.

During the second quarter of 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate is currently SICAD 1. Accordingly, the Company recognized a loss of approximately $34 million in 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate. Based upon the further deterioration of the SICAD rate from 10.6 as of June 30, 2014 to 12.0 as of September 30, 2014, the Company recognized an additional loss of approximately $7 million in the third quarter of 2014. As of December 31, 2014, SICAD 1 was 12.0 Venezuelan bolivares to the U.S. dollar. The Company continues to monitor closely its foreign currency risk in Venezuela.

Income Tax (Expense) Benefit was $76 million of benefit in 2014 compared to $38 million of expense in 2013 and $48 million of expense in 2012. Income tax expense in all periods is primarily related to taxes in foreign jurisdictions. During the fourth quarter of 2014, the Company released approximately $100 million of deferred tax valuation allowance primarily related to its business in the UK due to consolidation of legal entities whereby one UK entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets.   As a result, management projects  future profitability of that business. The release is reflected as an income tax benefit in 2014.

The Company incurs tax expense attributable to income in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, our valuation allowance, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Financial Condition—December 31, 2014

Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2014 and 2013, respectively, are summarized as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	Change
Net Cash Provided by Operating Activities	$1,161	$713	$448
Net Cash Used in Investing Activities	(1,086)	(745)	(341)
Net Cash Used in Financing Activities	(82)	(294)	212
Effect of Exchange Rates on Cash and Cash Equivalents	(44)	(22)	(22)
Net Change in Cash and Cash Equivalents	$(51)	$(348)	$297

Operating Activities

Cash provided by operating activities increased to $1.161 billion in 2014 compared to $713 million in 2013. The increase in cash provided by operating activities was primarily due to growth in earnings.

Investing Activities

Cash used in investing activities increased to $1.086 billion in 2014 compared to $745 million in 2013, primarily as a result of additional capital expenditures, which totaled $910 million in 2014 and $760 million in 2013, and the cash portion of the acquisition of tw telecom. The increase in capital expenditures is primarily due to additional investment in the network and the inclusion of tw telecom-related capital expenditures.

Financing Activities

Cash used in financing activities of $82 million in 2014 compared to cash used in financing activities of $294 million in 2013 relates to greater net payments of debt and capital leases during 2013, primarily as a result of the repayment at maturity of the 15% Convertible Notes due January 15, 2013 as compared to greater net borrowings in 2014. See Note 11 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during 2013.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in 2014 and 2013 was primarily due to the devaluation of Venezuelan bolivar denominated monetary assets and liabilities. The Company recognized a loss of approximately $41 million in 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate. In 2013, the devaluation of the Venezuelan bolivar reduced the Company's unrestricted cash and cash equivalents by $21 million.

Liquidity and Capital Resources

The Company had net income of $314 million in 2014 and a net loss of $109 million in 2013. In connection with its continuing operations, the Company utilized cash of $910 million for capital expenditures and $82 million for financing activities in 2014. This compares to $760 million of cash used for capital expenditures and $294 million of cash used in financing activities in 2013.

Net cash interest payments are expected to increase to approximately $640 million in 2015 from $598 million in 2014 based on forecasted interest rates on the Company's variable rate debt outstanding as of December 31, 2014 and assuming the conversion into equity of the Company's 7% convertible notes.

Capital expenditures for 2015 are expected to be approximately 15% of revenue up from 13% of revenue in 2014, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue. As of December 31, 2014, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $349 million that mature in 2015, which includes the Company's remaining $333 million of 7% Convertible Senior Notes due 2015 that are convertible at a price of approximately $27 per share, $9 million in 2016, and $8 million in 2017.

The Company had $580 million of cash and cash equivalents on hand at December 31, 2014. The Company also had $27 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at December 31, 2014. In addition, $63 million of the Company's total cash and cash equivalents as of December 31, 2014 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $63 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government. The $63 million value of the Company's bolivar balance reflects the devaluation of Venezuelan bolivar denominated monetary assets and liabilities to the SICAD 1 rate of 12.0 Venezuelan bolivares to the U.S. dollar as of December 31, 2014.

On February 10, 2015 the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which will be implemented as the third system in the Venezuelan three-tier exchange control mechanism and will allow for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market will replace the SICAD II rate. While it is still unclear what the new SIMADI exchange rate will be, the new mechanism will likely devalue the bolivar heavily and will impact the rate at which companies measure their assets and liabilities in Venezuela.  The Company continues to monitor closely its foreign currency risk in Venezuela.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the U.S. any of its foreign cash and cash equivalents from operating entities outside of Latin America. The Company has no restrictions on its ability to repatriate foreign cash and cash equivalents, other than conversion and repatriation restrictions in Venezuela and Argentina, as needed to fund operations in the United States, including debt service.

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

Contractual Obligations

The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2014, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion	$11,366	$349	$17	$3,131	$7,869
Interest Obligations	3,778	641	1,274	1,214	649
Asset Retirement Obligations	85	9	13	5	58
Operating Leases	1,724	302	451	316	655
Right of Way Agreements	637	118	111	93	315
Purchase and Other Obligations	1,428	832	319	102	175
Other Commercial Commitments
Letters of Credit	28	5	5	3	15

The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default. The Company's debt instruments do not have covenants that require the Company or its subsidiaries to maintain certain levels of financial performance or other financial measures such as total leverage or minimum revenue. These types of covenants are commonly referred to as "maintenance covenants."

Long-term debt obligations exclude issue discounts.

Interest obligations assume interest rates on $4.9 billion of variable rate debt do not change from December 31, 2014. In addition, interest is calculated based on debt outstanding as of December 31, 2014.

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

Certain other right of way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2015, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

Purchase and other obligations represent all outstanding purchase order amounts of the Company as of December 31, 2014 ($389 million), contractual commitments with third parties to purchase network access services ($710 million) and fixed maintenance payments for portions of the Company's network ($329 million).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risks arising from changes in interest rates. As of December 31, 2014, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured

Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on these variable rate instruments at December 31, 2014, was approximately 4.2%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 3.5% plus LIBOR, with a minimum fixed LIBOR of 1% for the $2 billion Tranche B 2022 Term Loan. The market LIBOR for the Company's senior secured credit facility was approximately 0.25% at December 31, 2014, which was below the fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in the LIBOR rate by 1.0% would increase the Company's annual interest expense on all of its variable rate instruments by approximately $14 million as of December 31, 2014.

At December 31, 2014, the Company had $6.5 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.2%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD 1. The Venezuelan government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD 1 auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses, franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. The Venezuela government also announced the plans for a third currency exchange mechanism ("SICAD 2"), which is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela's other mechanisms. At December 31, 2014, the CENCOEX official exchange rate was 6.3, the SICAD 1 exchange rate was 12.0 and the SICAD 2 exchange rate was 49.9 Venezuelan bolivares to the U.S. dollar.

The $63 million value of the Company's bolivar denominated cash balance at December 31, 2014 reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate of 6.3 to the SICAD 1 exchange rate of 12 Venezuelan bolivares to the U.S. dollar during the year of 2014.

On February 10, 2015 the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which will be implemented as the third system in the Venezuelan three-tier exchange control mechanism and will allow for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market will replace the SICAD II rate. While it is still unclear what the new SIMADI exchange rate will be, the new mechanism will likely devalue the bolivar heavily and will impact the rate at which companies measure their assets and liabilities in Venezuela.

The Company continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts held in bolivares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a likely charge for the Company’s cash and cash equivalents held in bolivares.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the U.S. any of its foreign cash and cash equivalents from operating entities outside of Latin America. The Company has no restrictions on its ability to repatriate foreign cash and cash equivalents, other than conversion and repatriation restrictions in Venezuela and Argentina, as needed to fund operations in the United States, including debt service.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the Merger in the fourth quarter of 2014, Level 3 has expanded its internal controls over financial reporting to include consolidation of the tw telecom results of operations as well as acquisition related accounting and disclosures. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company completed the Merger on October 31, 2014. As permitted by the SEC, management's assessment did not include the internal controls over financial reporting of the acquired operations of tw telecom, which are included in the Company's consolidated financial statements as of December 31, 2014 and for the period from the acquisition date through December 31, 2014. The Company is currently integrating policies, processes, people, technology, and operations of historical Level 3 and tw telecom. tw telecom represents approximately 39% of total assets and 4% of total revenue of Level 3 Communications, Inc. as of and for the year ended December 31, 2014. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of tw telecom.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. That report appears on page F-3.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities" above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

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

2.2
Agreement and Plan of Merger, dated as of June 15, 2014, by and among the Company, Merger Sub 1, Merger Sub 2 and tw telecom. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2014).

3.1	Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated May 23, 2008).
3.2.1
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Financing, Inc.'s, Level 3 Communications, Inc.'s and Level 3 Communications, LLC's Registration Statement on Form S-4 (SEC File No. 333-167110) filed on May 26, 2010).

3.2.2
Certificate of Amendment to the Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

3.2.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form 8-A filed on October 19, 2011).
3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2012).

3.2.5
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2014).

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

3.6	Conformed copy of the Restated Certificate of Incorporation of Level 3 Communications, Inc., as amended through October 30, 2014.
4.1
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

4.4.1
Indenture, dated as of March 4, 2011, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 9.375% Senior Notes due 2019 of Level 3 Financing Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2011).

4.4.2
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

4.4.3
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

4.7
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

4.8.1
Indenture, dated as of June 9, 2011, between Level 3 Escrow, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.125% Senior Notes due 2019 of Level 3 Escrow, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2011).

4.8.2
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

4.8.3
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

4.11.3
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

4.13.1
Indenture, dated as of November 26, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2013).

4.13.2
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2014).

4.13.3
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2014).

4.14.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2014).

4.14.2
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

4.14.3
Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2022 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

4.15
Indenture, dated as of December 1, 2014, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.75% Senior Notes due 2022 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2014).

4.16
Indenture, dated as of January 29, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2015).

4.17
Registration Agreement, dated as of January 29, 2015, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Barclays Capital Inc., Goldman, Sachs & Co., Jefferies LLC and J. P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2015).

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
10.7.1
Form of Level 3 Communications, Inc. Restricted Stock Unit and Performance Restricted Stock Unit Master Award Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2014).

10.7.2	Form of 2014 Award Letter. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 1, 2014).
10.8.1
Level 3 Communications, Inc. Key Executive Severance Plan (as approved by the Board on April 1, 2014) (to be effective as of April 1, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 1, 2014).

10.8.2	Restrictive Covenant Agreement, dated as of March 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2013).
10.8.3	Form of Key Executive Severance Plan Amendment Notice Letter Dated October 9, 2014.
10.9	Form of Master Deferred Issuance Stock Agreement for consultants (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
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

10.24
Sixth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 12, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2013).

10.25
Seventh Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 16, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated August 16, 2013).

10.26
Eighth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 4, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated October 4, 2013).

10.27
Amended and Restated Loan Proceeds Note, dated October 4, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 4, 2013).

10.28
Amended and Restated Loan Proceeds Note, dated October 4, 2013, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 4, 2013).

10.29
Ninth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 31, 2014, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

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

10.32.3
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

10.35.1	Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
10.35.2	Amendment to the Key Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2013).
10.35.3	Restrictive Covenant Agreement, dated as of March 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2013).
10.36.1
Standstill Agreement, dated as of May 20, 2011, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).

10.36.2
Amendment to the Standstill Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

10.36.3
Amendment No. 2 to the Standstill Agreement, dated as of July 21, 2014, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014).

10.37
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
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

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
We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Level 3 Communications, Inc. completed the acquisition of tw telecom inc. on October 31, 2014, and management excluded from its assessment of the effectiveness of Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2014, tw telecom inc.’s internal control over financial reporting associated with total assets and revenue of $8.160 billion (which includes goodwill of $5.124 billion included within the scope of the assessment) and $285 million, respectively, included in the consolidated financial statements of Level 3 Communications, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Level 3 Communications, Inc. also excluded an evaluation of the internal control over financial reporting of tw telecom inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2015

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For each of the three years ended December 31,

(dollars in millions, except per share data)	2014	2013	2012
		(as revised)	(as revised)
Revenue	$6,777	$6,313	$6,376
Costs and Expenses:
Network Access Costs	2,529	2,471	2,602
Network Related Expenses	1,246	1,214	1,249
Depreciation and Amortization	808	800	749
Selling, General and Administrative Expenses	1,181	1,162	1,201
Total Costs and Expenses	5,764	5,647	5,801
Operating Income	1,013	666	575
Other Income (Expense):
Interest income	1	—	2
Interest expense	(654)	(649)	(733)
Loss on modification and extinguishment of debt, net	(53)	(84)	(160)
Other, net	(69)	(4)	(58)
Total Other Expense	(775)	(737)	(949)
Income (Loss) Before Income Taxes	238	(71)	(374)
Income Tax Benefit (Expense)	76	(38)	(48)
Net Income (Loss)	$314	$(109)	$(422)

Basic Earnings per Common Share
Net Income (Loss) Per Share	$1.23	$(0.49)	$(1.96)
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	254,428	222,368	215,356

Diluted Earnings per Common Share
Net Income (Loss) Per Share	$1.21	$(0.49)	$(1.96)
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	258,483	222,368	215,356

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For each of the three years ended December 31,

(dollars in millions)	2014	2013	2012

Net Income (Loss)	$314	$(109)	$(422)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustments	(178)	11	17
Unrealized Gain on Interest Rate Swaps	—	—	25
Reclassification of Derivative Gain to Income	—	—	65
Defined Benefit Pension Plan Adjustments	(5)	(1)	(1)
Other Comprehensive Income (Loss), Before Income Taxes	(183)	10	106
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	(183)	10	106
Comprehensive Income (Loss)	$131	$(99)	$(316)

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

(dollars in millions, except share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$580	$631
Restricted cash and securities	7	7
Receivables, less allowances for doubtful accounts of $30 and $32, respectively	737	673
Other	165	143
Total Current Assets	1,489	1,454
Property, plant and equipment, net of accumulated depreciation of $9,629 and $9,089, respectively	9,860	8,240
Restricted cash and securities	20	23
Goodwill	7,689	2,577
Other intangibles, net	1,414	205
Other assets, net	475	375
Total Assets	$20,947	$12,874
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$664	$625
Current portion of long-term debt	349	31
Accrued payroll and employee benefits	273	209
Accrued interest	174	160
Current portion of deferred revenue	287	253
Other	167	168
Total Current Liabilities	1,914	1,446
Long-term debt, less current portion	10,984	8,331
Deferred revenue, less current portion	921	906
Other liabilities	765	780
Total Liabilities	14,584	11,463
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares at December 31, 2014 and 343,333,333 shares at December 31, 2013; 341,361,420 shares issued and outstanding at December 31, 2014 and 234,688,063 shares issued and outstanding at December 31, 2013	3	2
Additional paid-in capital	19,159	14,339
Accumulated other comprehensive income (loss)	(147)	36
Accumulated deficit	(12,652)	(12,966)
Total Stockholders’ Equity	6,363	1,411
Total Liabilities and Stockholders’ Equity	$20,947	$12,874

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$314	$(109)	$(422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	808	800	749
Asset retirement obligation adjustment	—	—	(47)
Loss on impairment	18	7	—
Non-cash compensation expense attributable to stock awards	73	151	135
Loss on modification and extinguishment of debt, net	53	84	160
Loss on interest rate swaps	—	—	60
Accretion of debt discount and amortization of debt issuance costs	36	36	46
Accrued interest on long-term debt, net	12	(49)	(5)
Non-cash tax adjustments	(7)	(42)	(14)
Deferred income taxes	(116)	(29)	21
Gain on sale of property, plant, and equipment and other assets	(3)	(2)	(1)
Other, net	(8)	(41)	(23)
Changes in working capital items:
Receivables	9	30	(86)
Other current assets	2	3	(5)
Payables	(77)	(162)	18
Deferred revenue	6	28	(10)
Other current liabilities	41	8	2
Net Cash Provided by Operating Activities	1,161	713	578
Cash Flows from Investing Activities:
Capital expenditures	(910)	(760)	(743)
Decrease (increase) in restricted cash and securities, net	(10)	13	20
Proceeds from sale of property, plant and equipment and other assets	3	—	—
Investment in tw telecom, net of cash acquired	(167)	—	—
Other	(2)	2	(2)
Net Cash Used in Investing Activities	(1,086)	(745)	(725)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	589	1,502	4,504
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(671)	(1,796)	(4,302)
Proceeds from stock options exercised	—	—	5
Net Cash Provided by (Used in) Financing Activities	(82)	(294)	207
Effect of Exchange Rates on Cash and Cash Equivalents	(44)	(22)	1
Net Change in Cash and Cash Equivalents	(51)	(348)	61
Cash and Cash Equivalents at Beginning of Year	631	979	918
Cash and Cash Equivalents at End of Year	$580	$631	$979

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$598	$674	$695
Income taxes paid, net of refunds	$44	$33	$32
Non-cash Investing and Financing Activities:
Capital lease obligations incurred	$2	$13	$—
Note issued for property	$—	$12	$—
Long-term debt conversion into equity	$142	$200	$100
Premium on long-term debt conversion into equity	$—	$—	$39
Accrued interest conversion into equity	$2	$3	$2
Long-term debt issued and proceeds placed in escrow	$3,000	$—	$—
Escrowed securities used in the acquisition of tw telecom	$3,014	$—	$—

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
(dollars in millions, except share data)	Shares	$			Accumulated Deficit	Total
Balance at January 1, 2012	207,913,428	$2	$13,706	$(80)	$(12,435)	$1,193
Common stock:
Common stock issued under employee stock benefit plans and other	5,019,513	—	88	—	—	88
Stock-based compensation	—	—	67	—	—	67
Conversion of debt to equity	5,447,129	—	139	—	—	139
Net Loss	—	—	—	—	(422)	(422)
Other Comprehensive Income	—	—	—	106	—	106
Balance at December 31, 2012	218,380,070	$2	$14,000	$26	$(12,857)	$1,171
Common stock:
Common stock issued under employee stock benefit plans and other	5,493,729	—	70	—	—	70
Stock-based compensation	—	—	69	—	—	69
Conversion of debt to equity	10,814,264	—	200	—	—	200
Net Loss	—	—	—	—	(109)	(109)
Other Comprehensive Income	—	—	—	10	—	10
Balance at December 31, 2013	234,688,063	$2	$14,339	$36	$(12,966)	$1,411
Common stock:
Common stock issued under employee stock benefit plans and other	4,528,559	—	78	—	—	78
Stock-based compensation	—	—	55	—	—	55
tw telecom acquisition equity consideration	96,868,883	1	4,543	—	—	4,544
Conversion of debt to equity	5,275,915	—	144	—	—	144
Net Income	—	—	—	—	314	314
Other Comprehensive Loss	—	—	—	(183)	—	(183)
Balance at December 31, 2014	341,361,420	$3	$19,159	$(147)	$(12,652)	$6,363

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

On October 31, 2014, the Company completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became an indirect, wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger"). See Note 2 - Events Associated with the Merger of tw telecom.

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

Foreign Currency Translation

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. A significant portion of the Company's non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during 2014, 2013 and 2012. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the Consolidated Statements of Comprehensive Income (Loss) in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's non-United States exchange transaction gains (losses), including where transactions with its non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in Other, net on the Consolidated Statements of Operations.

Reclassifications

Certain amounts in the prior year Consolidated Financial Statements and accompanying footnotes have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require management's judgments include revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, determination of the useful lives of long-lived assets, measurement and recognition of stock-based compensation expense, valuation of long-lived assets, goodwill and acquired indefinite-lived intangible assets for purposes of impairment testing, valuation of asset retirement obligations, allowance for doubtful accounts, measurement of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, and valuation allowance for deferred tax assets. Actual results could differ from these estimates under different assumptions or conditions and such differences could be material.

Revenue

Revenue is recognized monthly as the services are provided based on contractual amounts expected to be collected. Management establishes appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. Actual results may differ from these estimates under different assumptions or conditions and these differences could be material.

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

Network Access Costs

Network Access Costs for the communications business include leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

The Company recognizes the network access costs as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate network access costs reserves for disputed supplier billings based on an analysis of historical experience in resolving disputes with its suppliers.

In determining the amount of the network access costs and related accrued liabilities to reflect in its Consolidated Financial Statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and these differences could be material.

Network Related Expenses

Network Related Expenses includes certain expenses associated with the delivery of services to customers and the operation and maintenance of the Level 3 network, such as facility rent, utilities, maintenance and other costs, each related to the operation of its communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excludes depreciation and amortization.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

USF and Gross Receipts Taxes

The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its Consolidated Statements of Operations, but generally records gross receipts taxes and certain state regulatory fees billed to its customers on a net basis in its Consolidated Statements of Operations. Total revenue and network access cost on the Consolidated Statements of Operations includes USF contributions totaling $234 million, $194 million and $191 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

The Company recognizes the estimated fair value of stock-based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2013 and 2012 discretionary bonus in restricted stock unit awards that vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award, adjusted for expected activities as necessary.

Income Taxes

The Company recognizes deferred tax assets and liabilities for its domestic and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the U.S., Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2014, 2013 and 2012, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. Restricted cash and securities are recorded as current or non-current assets in the Consolidated Balance Sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted cash and securities are stated at cost which approximates fair value as of December 31, 2014 and 2013.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances, the credit quality of its customers and an analysis of its historical experience of bad debt write-offs. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $22 million in 2014, $17 million in 2013 and $15 million in 2012.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed using the straight-line method based on the following estimated useful lives:

Facility and Leasehold Improvements	15	-	40	years
Network Infrastructure (including fiber and conduit)	25	-	50	years
Operating Equipment	5	-	15	years
Furniture, Fixtures, Office Equipment and Other	3	-	7	years

The Company performs internal reviews to evaluate the depreciable lives of its property, plant and equipment annually, or more frequently if new facts and circumstances arise, that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. The Company's internal reviews take into account input from the Company's global engineering and network services personnel, actual usage, the physical condition of the Company's property, plant, and equipment, industry data, and other relevant factors. In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company may determine that the period it expects to use certain assets is different than the remaining previously estimated useful lives. The Company completed an evaluation in the first quarter 2014 and revised its estimated useful lives for: IP equipment from its historical estimate of four years to a revised estimate of seven years; racks and cabinets from its historical estimate of seven years to a revised estimate of 15 years; and facility equipment from its historical estimate of 10 years to its revised estimate of 15 years. In determining the change in estimated useful lives, the Company, with input from its engineering team, considered its historical usage patterns and retirements, estimates of technological obsolescence and expected usage and maintenance. The change in the estimated useful lives of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective January 1, 2014 under the accounting standard related to changes in accounting estimates.

The carrying values of assets subject to these revisions were (in millions):

January 1, 2014
IP Equipment	$222
Racks and Cabinets	114
Facility Equipment	151
$487

The change in estimated useful lives of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and in the following increase in net income and net income per share for the year ended December 31, 2014 (in millions, except per share amounts):

Net Income	$90
Basic Net Income per Share	$0.35
Diluted Net Income per Share	$0.35

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

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $187 million, $164 million and $146 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Asset Retirement Obligations

The Company recognizes a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within network related expenses. Changes in the liability due to revisions to the amount or timing of future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to network related expenses.

Goodwill and Acquired Indefinite-Lived Intangible Assets

Accounting guidance prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

At the time of each impairment assessment date in 2014, 2013 and 2012, the Company's reporting units consisted of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America.

The Company's indefinite-lived intangible assets impairment review process compares the estimated fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is not required to complete the two step indefinite-lived intangible assets impairment evaluation.

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

The Company conducted a long-lived asset impairment analysis in 2014, 2013 and 2012 and in each case concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

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

A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 17%, 17% and 17% of Level 3's revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Disaggregation of Network Related Expenses; Change in Description of Cost of Revenue to Network Access Costs
Historically, the Company has included "network related expenses" including facility rent, utilities, maintenance and other costs, each related to the operation of Level 3's communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, and accretion expense on asset retirement obligations, but excluding depreciation and amortization, within the line item "Selling, General and Administrative Expenses" in its Consolidated Statements of Operations. Beginning with the third quarter 2014, these network related expenses have been reported under a separate line item, “Network Related Expenses,” in the Company’s Consolidated Statements of Operations. Beginning with the third quarter 2014, “Selling, General and Administrative Expenses” include the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.
In addition, the Company has changed the description of “Cost of Revenue” in its Consolidated Statements of Operations to “Network Access Costs.” Network Access Costs include leased capacity costs, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network. Network Access Costs exclude Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.
The changes outlined above do not affect the Company’s previously reported Consolidated Total Costs and Expenses, Operating Income, Net Income (Loss) or Income (Loss) per Share in the Consolidated Statements of Operations, or any items reported in the Consolidated Balance Sheets,

Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Changes in Stockholders’ Equity.
The following table reflects the change of the description of "Cost of Revenue" to "Network Access Costs" and the disaggregation of "Network Related Expenses" from "Selling, General and Administrative Expenses" for the years ended December 31, 2013 and 2012 in the Consolidated Statements of Operations, assuming the changes discussed above were in effect for the entire period reported below.

(dollars in millions)	As Previously Reported	Adjustment	Revised Reporting (1)
Year Ended December 31, 2013
Cost of Revenue	$2,471	$(2,471)	$—
Network Access Costs	—	2,471	2,471
Network Related Expenses	—	1,214	1,214
Selling, General and Administrative Expenses	2,376	(1,214)	1,162
Total Costs and Expenses	5,647	—	5,647

Year Ended December 31, 2012
Cost of Revenue	2,602	(2,602)	—
Network Access Costs	—	2,602	2,602
Network Related Expenses	—	1,249	1,249
Selling, General and Administrative Expenses	2,450	(1,249)	1,201
Total Costs and Expenses	5,801	—	5,801
(1) The description of "Cost of Revenue" has been changed to "Network Access Costs" and the presentation of "Network Related Expenses" has been disaggregated from "Selling, General and
Administrative Expenses" in the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.

As a result of the above, the Company also revised the Condensed Consolidating Statements of Operations for the years ended December 31, 2013 and 2012 in Note 17 Condensed Consolidating Financial Information, and the presentation for all periods within 2013 and 2012 included in Note 18 Unaudited Quarterly Financial Data.

(2) Events Associated with the Merger of tw telecom inc.

On October 31, 2014, the Company completed its acquisition of tw telecom and tw telecom became an indirect, wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger"). As a result of the Merger, (1) each issued and outstanding share of common stock of tw telecom was exchanged for 0.7 shares of Level 3 common stock and $10 in cash ( together the "merger consideration"); (2) the outstanding stock options of tw telecom were canceled and the holders received the merger consideration, net of aggregate per share exercise price; (3) each restricted stock unit award of tw telecom was immediately vested and canceled and the holders received the merger consideration; and (4) each restricted stock unit of tw telecom was immediately vested and canceled and holders received the merger consideration.

In connection with the closing of the Merger, Level 3 Financing, Inc., a wholly owned subsidiary, amended its existing credit agreement to incur an additional $2 billion of borrowings through an additional Tranche (the "Tranche B 2022 Term Loan"). The aggregate net proceeds of the Tranche B 2022 Term Loan were used to finance the cash portion of the merger consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger (see Note 11 — Long-Term Debt for additional information). In addition, the net proceeds from the issuance of $1 billion of 5.375% Senior Notes due 2022 raised in August 2014 (see Note 11 — Long-Term Debt) were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger.

On October 30, 2014, the Company increased the number of authorized shares of common stock to 433,333,333. As a result of the Merger, the Company issued approximately 96.9 million shares of Level 3 common stock to former holders of tw telecom common shares, stock options, restricted stock awards and restricted stock units. In addition, Level 3 called for redemption and discharged or repaid approximately $1.793 billion of tw telecom's outstanding consolidated debt including premiums of $154 million.

Based on the number of Level 3 shares issued, Level 3's closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $2.1 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed capital leases of $152 million, approximated $8.1 billion.

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

The goodwill associated with this transaction is not expected to be deductible for income tax purposes except that certain deductible goodwill of tw telecom will continue to be deductible following the Merger.

The combined results of operations of Level 3 and tw telecom are included in the Company's consolidated results of operations beginning in November 2014. Included in the combined financial results is $285 million in revenue attributable to tw telecom since the completion of the Merger. The assets acquired and liabilities assumed of tw telecom were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, will require extensive analysis and is expected to be completed no later than October 31, 2015. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and determination of the purchase price allocation may be significantly different from the preliminary allocation reflected below.

Initial Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents and Restricted Cash	$309
Property, Plant and Equipment	1,555
Goodwill	5,124
Identifiable Intangible Assets	1,323
Other Assets	138
Total Assets	8,449

Liabilities:
Long-Term Debt	(2,099)
Deferred Revenue	(60)
Other Liabilities	(279)
Total Liabilities	(2,438)
Total Consideration to be Allocated	$6,011

The following unaudited pro forma financial information presents the combined results of Level 3 and tw telecom as if the completion of the Merger had occurred as of January 1, 2013 (dollars in millions, except per share data).

	Year Ended December 31,
	2014	2013
Total Revenue	$8,123	$7,825
Net Income (Loss)	$141	$(165)
Net Income (Loss) per Share- Basic	$0.42	$(0.52)
Net Income (Loss) per Share - Diluted	$0.42	$(0.52)

These pro forma results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, increases in interest expense due to Level 3's issuance of incremental debt to finance cash consideration partially offset by the refinancing of tw telecom debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and tw telecom. The unaudited pro forma information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Merger been completed on January 1, 2013, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. Level 3 incurred total acquisition related transaction and integration costs of approximately $81 million through December 31, 2014.

(3) Earnings (Loss) Per Share

The Company computes basic net earnings (loss) per share by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards. No such items were included in the computation of diluted earnings per share in the years ended 2013 and 2012 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of approximately 17 million, 18 million and 35 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2014, 2013 and 2012, respectively, have not been included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 6 million and 7 million stock options, outperform stock appreciation rights ("OSOs"), restricted stock units ("RSUs") and warrants outstanding at December 31, 2013 and 2012, respectively, have not been included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive to the computation.

(4) Property, Plant and Equipment

The components of the Company's property, plant and equipment as of December 31, 2014 and 2013 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2014
Land	$192	$—	$192
Land Improvements	73	(50)	23
Facility and Leasehold Improvements	2,489	(1,265)	1,224
Network Infrastructure	8,941	(3,447)	5,494
Operating Equipment	7,217	(4,669)	2,548
Furniture, Fixtures and Office Equipment	255	(177)	78
Other	29	(21)	8
Construction-in-Progress	293	—	293
	$19,489	$(9,629)	$9,860
December 31, 2013
Land	$193	$—	$193
Land Improvements	72	(47)	25
Facility and Leasehold Improvements	2,207	(1,193)	1,014
Network Infrastructure	8,505	(3,279)	5,226
Operating Equipment	6,057	(4,381)	1,676
Furniture, Fixtures and Office Equipment	196	(168)	28
Other	22	(21)	1
Construction-in-Progress	77	—	77
	$17,329	$(9,089)	$8,240

Depreciation expense was $713 million in 2014, $727 million in 2013 and $659 million in 2012.

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

As a result of a strategic review of the Company's real estate portfolio in the fourth quarter of 2012, the Company completed an updated analysis and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain of its network infrastructure and restore leased properties, and the timing and amount of eventual costs. The analysis resulted in the downward revision of the Company's asset retirement obligation liability. This change in the estimated cash flows resulted in a non-cash gain of $49 million recorded within network related expenses, and depreciation expense, or $0.23 basic and diluted net loss per share.

In conjunction with its review of the ROW asset retirement obligation, the Company identified an error in its assumptions used to estimate its ROW asset retirement obligation related to the extension of the useful lives of its conduit assets effective October 1, 2011 (See Note 1 - Organization and Summary of Significant Accounting Policies). The Company recorded a non-cash benefit of approximately $21 million within network related expenses, or $0.10 basic and diluted net loss per share during the fourth quarter of 2012 for the change in the ROW term used to estimate its ROW asset retirement obligation. The reduction in the asset retirement obligations liability includes the change in estimate of the ROW term that arose in prior periods, which did not materially affect any of the Company's previously reported results of operations or financial condition, or the current period results of operations or financial condition.

In 2012, as a result of the revisions in estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, network related expenses of $47 million and depreciation and amortization of $2 million. The Company first reduced property, plant and equipment to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to depreciation expense to the extent of historical deprecation of the related asset and then to selling, general and administrative expenses.

The following table provides asset retirement obligation activity for the years ended December 31, 2014 and 2013 (dollars in millions):

	2014	2013
Asset retirement obligation at January 1	$56	$55
Accretion expense	8	7
Liabilities assumed in tw telecom acquisition	22	—
Liabilities settled	(7)	(6)
Revision in estimated cash flows	7	—
Effect of foreign currency rate change	(1)	—
Asset retirement obligation at December 31	$85	$56

(6) Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 are as follows (dollars in millions):

Total
Balance as of January 1, 2013	$2,565
Goodwill adjustments	12
Balance as of December 31, 2013	2,577
Goodwill adjustments	(12)
Goodwill acquired in tw telecom acquisition	5,124
Balance as of December 31, 2014	$7,689

The Company conducted its annual goodwill impairment analysis as of October 1, 2014 and 2013. As a result of the Company's annual assessment, Level 3 concluded that its goodwill was not impaired in 2014 or 2013.

(7) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of December 31, 2014 and 2013 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,977	$(741)	$1,236
Trademarks	115	(47)	68
Patents and Developed Technology	228	(133)	95
	2,320	(921)	1,399
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,335	$(921)	$1,414
December 31, 2013
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$786	$(678)	$108
Trademarks	55	(31)	24
Patents and Developed Technology	158	(117)	41
	999	(826)	173
Indefinite-Lived Intangible Assets:
Trade Name	32	—	32
	$1,031	$(826)	$205

During the fourth quarter of 2014 and 2013, the Company conducted its long-lived assets and indefinite-lived intangible assets impairment analysis and for 2014 concluded that there was impairment of $17 million in its trade name indefinite-lived intangible asset in 2014 and there was no impairment in 2013.

Acquired finite-lived intangible assets amortization expense was $95 million in 2014, $73 million in 2013 and $90 million in 2012.

At December 31, 2014, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 6.8 years for customer contracts and relationships, 4.2 years for trademarks and 4.0 years for patents and developed technology.

As of December 31, 2014, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2015	$242
2016	223
2017	208
2018	205
2019	188
Thereafter	333
$1,399

(8) Restructuring Charges

Employee Separations

Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate from time to time various workforce reductions resulting in involuntary employee terminations. The Company also has initiated workforce reductions resulting from the integration of previously acquired companies.

During 2014, as part of the Merger and organizational effectiveness, the Company initiated workforce reductions. During 2013 and 2012, the Company initiated workforce reductions primarily focused on labor cost savings and organizational effectiveness. Restructuring charges totaled $45 million, $47 million and $34 million in 2014, 2013 and 2012, respectively, of which $11 million, $12 million and $8 million in 2014, 2013 and 2012, respectively, were recorded in Network Related Expenses and $34 million, $35 million and $26 million in 2014, 2013 and 2012, respectively, were recorded in Selling, General and Administrative Expenses.

As of December 31, 2014 and 2013, the Company had $37 million and $8 million, respectively, of employee termination liabilities.

Facility Closings

The Company also has accrued contract termination costs of $20 million and $31 million as of December 31, 2014 and 2013, respectively, for facility lease costs that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the Consolidated Balance Sheets. The Company expects to pay the majority of these costs through 2025. The Company recognized a charge of less than $1 million, a charge of approximately $7 million and a benefit of $2 million in 2014, 2013 and 2012, respectively, as a result of facility lease costs. The Company records charges for contract termination costs within Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(9) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at December 31, 2014 and 2013.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the years ended December 31, 2014 and 2013.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of December 31, 2014 and 2013:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,590	$2,604	$4,593	$2,633	$—	$—
Senior Notes	6,203	5,198	6,481	5,673	—	—
Convertible Notes	333	474	—	—	868	647
Capital Leases and Other	207	86	—	—	207	86
Total Long-term Debt, including the current portion:	$11,333	$8,362	$11,074	$8,306	$1,075	$733

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion and $2.6 billion at December 31, 2014 and 2013, respectively. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.5 billion and $5.7 billion at December 31, 2014 and 2013, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Convertible Notes

The fair value of the Company’s Convertible Notes that are not actively traded, which includes the 7% Convertible Senior Notes due 2015 and the 7% Convertible Senior Notes due 2015, Series B, was approximately $868 million and $647 million at December 31, 2014 and 2013, respectively. In the fourth quarter of 2014, the Company issued approximately 5 million shares of common stock when holders of approximately $142 million in the aggregate of its 7% Convertible Senior Notes due 2015 and 7% convertible Senior Notes due 2015, Series B converted these notes.

The estimated fair value of the Convertible Notes that are not actively traded is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon (7%), convertible optionality, corporate and security credit ratings, maturity date, liquidity, and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity, and risk-free rate. The Convertible Notes are unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. has provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(10) Derivative Financial Instruments

The Company has floating rate long-term debt (see Note 11 - Long-Term Debt). This type of debt exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also generally decreases. The Company has used interest rate swaps, in an attempt to manage its exposure to fluctuations in interest rate movements. The Company’s primary objective in managing interest rate risk was to decrease the volatility of its earnings and cash flows affected by changes in the underlying rates. The Company does not use derivative financial instruments for speculative purposes.

In March 2007, Level 3 Financing, Inc. entered into two interest rate swap agreements to hedge the interest payments on $1 billion principal amount of floating rate debt. The Company had designated these interest rate swap agreements as cash flow hedges. The hedge designation was terminated in 2012 in connection with certain refinancing activities, and the instruments were settled upon maturity in 2014. Prior to the redesignation of the hedging relationship in 2012, the change in the fair value of the interest rate swap agreements was reflected in Accumulated Other Comprehensive Income (Loss) ("AOCI") and was subsequently reclassified into earnings through an interest expense yield adjustment, as interest expense on the hedged debt obligation was incurred.

Upon redesignation, the Company recognized a non-cash loss on these agreements of approximately $60 million (excluding accrued interest) in the third quarter of 2012, which represented the cumulative loss recorded in AOCI at the date the instruments ceased to qualify as hedges (see Note 11 - Long-Term Debt). After August 6, 2012, the Company recorded the change in the fair value of the swaps in Other, net in its Consolidated Statement of Operations until maturity of the swaps in early 2014. The Company recognized a loss of zero, $2 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets (dollars in millions):

	Liability Derivatives
	December 31, 2013
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$12

The amount of net gains recognized in AOCI, including reclassifications of unrealized losses, consists of the following (dollars in millions):

	Year Ended December 31,
Derivatives designated as hedging instruments	2013	2012
Cash flow hedging contracts	$—	$90

The amount of losses reclassified from AOCI to earnings (effective portions) consists of the following (dollars in millions):

		Year Ended December 31,
Derivatives designated as hedging instruments	Statement of Operations Location	2013	2012
Cash flow hedging contracts	Interest Expense	$—	$(26)

The effect of the Company’s derivatives not designated as hedging instruments on net loss is as follows (dollars in millions):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Statement of Operations Location	2014	2013	2012
Interest rate swaps	Other Expense - Other, net	$—	$(2)	$(64)

(11) Long-Term Debt

As of December 31, 2014 and December 31, 2013, long-term debt was as follows:

(dollars in millions)	December 31, 2014	December 31, 2013
Senior Secured Term Loan*	$4,611	$2,611
Floating Rate Senior Notes due 2018 (3.826% as of December 31, 2014)	300	300
11.875% Senior Notes due 2019	—	605
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
5.375% Senior Notes due 2022	1,000	—
5.75% Senior Notes due 2022	600	—
7% Convertible Senior Notes due 2015	58	200
7% Convertible Senior Notes due 2015 Series B	275	275
Capital Leases	207	73
Other	—	13
Total Debt Obligations	11,366	8,392
Unamortized Discount:
Discount on Senior Secured Term Loan	(21)	(7)
Discount on 11.875% Senior Notes due 2019	—	(8)
Discount on 9.375% Senior Notes due 2019	(6)	(7)
Discount on 8.125% Senior Notes due 2019	(6)	(7)
Discount on 7% Convertible Senior Notes due 2015	—	(1)
Total Unamortized Discount	(33)	(30)
Carrying Value of Debt	11,333	8,362
Less current portion	(349)	(31)
Long-term Debt, less current portion	$10,984	$8,331

*The $2 billion Tranche B Term Loan due 2022 had an interest rate of 4.5% as of December 31, 2014. The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.00% as of December 31, 2014.

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

On October 4, 2011, in connection with the closing of the acquisition of Global Crossing Limited ("Global Crossing") (the "Amalgamation"), Level 3 Financing amended its existing Credit Agreement to incur an additional $650 million of borrowings through an additional tranche. The Company borrowed the Tranche B-II Term Loan from investors at a price of 99% of its principal amount. Debt issuance discount of approximately $7 million was reflected as a reduction in long-term debt. The Tranche B-II Term Loan accrued interest at 4.25% plus LIBOR, with a minimum LIBOR of 1.5%, with interest payments due quarterly. The Tranche B-II Term Loan, which was to mature on September 1, 2018, was prepaid in October 2012. The net proceeds from the Tranche B-II Term Loan were used to refinance certain existing indebtedness of Global Crossing Limited in connection with the consummation of the Amalgamation and for general corporate purposes.

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

On August 6, 2012, Level 3 Financing refinanced its existing $1.4 billion Tranche A Term Loan under its existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion and cash on hand. The New Term Loans were borrowed pursuant to an amended and restated Credit Agreement. The New Term Loans consist of: (a) $600 million senior secured term loan (the "Tranche B 2016 Term Loan") due February 1, 2016, and (b) $815 million senior secured term loan (the "Tranche B 2019 Term Loan") due August 1, 2019. Both tranches were prepaid in August 2013. The Tranche B 2016 Term Loan required repayment of 0.25% of the aggregate principal amount on the last day of each March, June, September and December, beginning with December 31, 2012 and ending with such last day to occur prior to maturity. The interest rates on the loans were LIBOR plus 3.25% for the Tranche B 2016 Term Loan and LIBOR plus 3.75% for the Tranche B 2019 Term Loan, with LIBOR set at a minimum of 1.5% on both loans. The Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan were priced at 99.5% and 99.0% of par, respectively. Debt issuance discounts of approximately $3 million and $8 million were reflected as a reduction in long-term debt. The Company used the net proceeds from the New Term Loans, along with cash on hand, to prepay Level 3 Financing's $1.4 billion Tranche A Term Loan under the existing Credit Agreement that was to mature in March 2014 and used remaining net proceeds to repay $15 million in principal amount plus premium for existing vendor financing obligations. Debt issuance costs for the Tranche B 2016 Term Loan and the Tranche B 2019 Term Loan of approximately $9 million and $12 million, respectively, were capitalized and amortized over the respective terms of those term loans as interest expense using the effective interest method until prepayment. The Company recognized a loss on extinguishment of debt of $9 million as a result of refinancing the Tranche A Term Loan. In connection with the refinancing of the Tranche A Term Loan, the Company recognized a $60 million non-cash loss on two interest rate swap agreements that had previously hedged changes in the interest rate on $1 billion notional amount of floating rate debt.

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

As a result of amortization, the capitalized debt issuance costs have been reduced to $8 million and $17 million for the Tranche B-III 2019 and Tranche B 2020 Term Loans, respectively, at December 31, 2014.

On October 31, 2014, Level 3 Financing entered into a ninth amendment agreement to the Existing Credit Agreement to incur $2 billion in aggregate borrowings under the Existing Credit Agreement through the creation of a new Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The Tranche B 2022 Term Loan included an upfront payment to the lenders of 0.75% of par and will bear interest equal to LIBOR plus 3.50% with LIBOR set at a minimum of 1.00% percent. The Tranche B 2022 Term Loan will mature on January 31, 2022. Debt issuance costs of approximately $27 million were capitalized and are amortized over the term of the Tranche B 2022 Term Loan using the effective interest method.

As of December 31, 2014, the debt issuance discount for the Tranche B 2022 Term Loan remaining was $15 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $26 million at December 31, 2014.

Upon closing of the Tranche B 2022 Term Loan, Level 3 Financing, Inc. used the gross proceeds to finance the cash portion of the merger consideration payable to tw telecom's stockholders in the Merger and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of that acquisition. See Note 2 - Events Associated with the Merger of tw telecom for additional information.

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

The Senior Secured Term Loan is secured by a pledge of the equity interests in certain U.S.-based subsidiaries of Level 3 Financing, Inc.; 65% of the equity interests in each of Level 3 Financing, Inc.'s Canadian subsidiary and its Bermudan subsidiary that indirectly owns Global Crossing Limited's non-U.S. subsidiaries; and liens on the assets of Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. In addition, Level 3 Communications, Inc. and certain U.S.-based subsidiaries of Level 3 Financing, Inc. have provided full and unconditional guarantees of the obligations under the Senior Secured Term Loan.

The Senior Secured Term Loan includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Senior Secured Term Loan also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios or other financial metrics.

Floating Rate Senior Notes due 2018

On November 26, 2013, Level 3 Financing completed the offering of $300 million aggregate principal amount of its Floating Rate Senior Notes due 2018 (the "2018 Floating Rate Notes"). Debt issuance costs of approximately $5 million were capitalized and are being amortized over the term of the 2018 Floating Rate Notes as interest expense using the effective interest method. The net proceeds from the offering, together with cash on hand, were used to redeem all of Level 3 Financing’s outstanding Floating Rate

Senior Notes due 2015, including accrued interest and expenses. The Company recognized a loss on extinguishment of debt of $1 million as a result of this transaction. The 2018 Floating Rate Notes were priced at 100% of their principal amount and will mature on January 15, 2018. Interest on the notes is payable on May 15 and November 15 of each year, beginning on May 15, 2014. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.

The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2014.

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

The offering of the 2018 Floating Rate Notes was not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of Floating Rate Senior Notes due 2018 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

11.875% Senior Notes due 2019

In January 2011, in two separate transactions, Level 3 Communications issued a total of $605 million aggregate principal amount of its 11.875% Senior Notes due 2019. The Company issued its 11.875%

Senior Notes due 2019 to investors at a price of 98.173% of their principal amount. Debt issuance costs of approximately $8 million were capitalized and were amortized over the term of the 11.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the issuance of the 11.875% Senior Notes were used to redeem the Company’s 5.25% Convertible Senior Notes due 2011 and exchange the 9% Convertible Senior Discount Notes due 2013 during the first quarter of 2011. Debt issuance discount of approximately $11 million was reflected as a reduction in long-term debt and amortized as interest expense over the term of the 11.875% Senior Notes using the effective interest method. The 11.875% Senior Notes were due to mature on February 1, 2019.

In December 2014, the Company issued $600 million aggregate principal amount of its 5.75% Senior Notes due 2022. The net proceeds from the offering of the notes, together with cash on hand, were used to redeem the $605 million aggregate principal amount outstanding of the Company's 11.875% Senior Notes due 2019. The company recognized a debt extinguishment loss of $53 million associated with this transaction during the fourth quarter 2014.

9.375% Senior Notes due 2019

On March 4, 2011, Level 3 Financing issued $500 million aggregate principal amount of its 9.375% Senior Notes due 2019 at a price of 98.001% of their principal amount. Debt issuance discount of approximately $10 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 9.375% Senior Notes using the effective interest method. Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 9.375% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering, were used to redeem a portion of Level 3 Financing’s outstanding 9.25% Senior Notes due 2014 on April 4, 2011. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 9.375% Senior Notes will mature on April 1, 2019. Interest on the Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2011.

As of December 31, 2014, debt issuance discount remaining was $6 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2014.

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

On January 29, 2015, Level 3 Financing issued $500 million aggregate principal amount of its 5.625% Senior Notes due 2023. The 5.625% Senior Notes were priced at par and mature February 1, 2023. The 5.625% Senior Notes will pay interest on June 15 and December 15 of each year beginning on June 15, 2015.

The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, will be used to redeem all $500 million aggregate principal amount of Level 3 Financing, Inc.’s 9.375% Senior Notes due 2019.

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

On July 28, 2011, Level 3 Escrow, Inc. issued an additional $600 million in aggregate principal amount of its 8.125% Senior Notes due 2019 ("Series B") under the same indenture as the 8.125% Senior Notes issued on June 9, 2011, which are treated under that indenture as a single series of notes. The new 8.125% Senior Notes due 2019 were priced to investors at 98.545% of their principal amount, plus accrued interest from June 9, 2011 when the original notes were issued, and will mature on July 1, 2019. Debt issuance discount of approximately $9 million was reflected as a reduction in long-term debt and is being amortized as interest expense over the beginning initial term of the 8.125% Senior Notes using the effective interest method.

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

As of December 31, 2014, debt issuance discount remaining was $6 million. As a result of amortization, the capitalized debt issuance costs have been reduced to $22 million at December 31, 2014.

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

8.875% Senior Notes due 2019

On August 1, 2012, Level 3 Communications completed the offering of $300 million aggregate principal amount of its 8.875% Senior Notes due 2019. Debt issuance costs of approximately $7 million were capitalized and are being amortized over the term of the 8.875% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering of the notes was used for general corporate purposes, including the potential repurchase, redemption, repayment or refinancing of the Company's and its subsidiaries' existing indebtedness from time to time. The 8.875% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2019. Interest on the notes accrues from August 1, 2012 and is payable on June 1 and December 1 of each year, beginning on December 1, 2012. The notes are senior unsecured obligations of Level 3 Communications, ranking equal in right of payment with all other senior unsecured obligations of Level 3. The notes will not be guaranteed by any of the Company's subsidiaries.

As a result of amortization, the capitalized debt issuance costs have been reduced to $5 million at December 31, 2014.

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

The 8.625% Senior Notes will mature on July 15, 2020. Interest on the notes accrues from January 13, 2012 and is payable on January 15 and July 15 of each year, beginning on July 15, 2012. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $14 million at December 31, 2014.

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

7% Senior Notes due 2020

On August 6, 2012, Level 3 Financing completed the offering of $775 million aggregate principal amount of its 7% Senior Notes due 2020. Debt issuance costs of approximately $15 million were capitalized and are being amortized over the term of the 7% Senior Notes as interest using the effective interest method. The net proceeds from the offering of the notes, along with cash on hand were used to redeem all of the outstanding 8.75% Senior Notes due 2017 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 8.75% Senior Notes due 2017 was discharged. Level 3 Financing redeemed its 8.75% Senior Notes due 2017 at a price of 104.375% of the principal amount and recognized a loss on extinguishment of debt of $40 million. The 7% Senior Notes were priced at 100% of their principal amount and will mature on June 1, 2020. Interest on the notes accrues from August 6, 2012 and is payable on June 1 and December 1 of each year, beginning on December 1, 2012.The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC. The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes.

As a result of amortization, the capitalized debt issuance costs have been reduced to $11 million at December 31, 2014.

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

The notes are unsecured, unsubordinated obligations of Level 3 Financing ranking equal in right of payment with all existing and future unsubordinated indebtedness of Level 3 Financing and are senior in right of payment to all existing and future indebtedness of Level 3 Financing expressly subordinated in right of payment to the notes. The 6.125% Senior Notes were priced at 100% of their principal amount and will mature on January 15, 2021. Interest on the Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2014.

As a result of amortization, the capitalized debt issuance costs have been reduced to $11 million at December 31, 2014.

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

The offering of the 6.125% Senior Notes was not originally registered under the Securities Act of 1933, as amended. During the fourth quarter of 2014, all of the originally placed notes were exchanged for a new issue of 6.125% Senior Notes due 2021 with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

5.375% Senior Notes due 2022

On August 12, 2014, Level 3 Escrow II, Inc. (“Level 3 Escrow”), an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes”). The 5.375% Senior Notes will mature on August 15, 2022. Interest on the 5.375% Senior Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2014. Debt issuance costs of approximately $17 million were capitalized and are amortized over the term of the 5.375% Notes as interest expense using the effective interest method.

As a result of amortization, the capitalized debt issuance costs have been reduced to $12 million at December 31, 2014.

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

At any time or from time to time on or prior to August 15, 2017, Level 3 Financing may redeem up to 40% of the original aggregate principal amount of the 5.375% Senior Notes at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 days nor more than 60 days’ prior notice.

The offering of the 5.375% Senior Notes were not originally registered under the Securities Act of 1933, as amended, and the 5.375% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 5.375% Senior Notes were sold to persons reasonably believed to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. The registration rights agreement became effective as of October 31, 2014. During the first quarter of 2015, all of the originally placed notes were exchanged for a new issue of 5.375% Senior Notes with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

5.75% Senior Notes due 2022

On December 1, 2014, Level 3 issued a total of $600 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the “5.75% Senior Notes”). Debt issuance costs of approximately $10 million were capitalized and are being amortized over the term of the 5.75% Senior Notes as interest expense using the effective interest method. The net proceeds from the offering of the notes, together with cash on hand were used to redeem all of the outstanding 11.875% Senior Notes due 2019 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 11.875% Senior Notes due 2019 was discharged on December 31, 2014. Level 3 Financing redeemed its 11.875% Senior Notes due 2017 at a price of 106.859% of the principal amount and recognized a loss on extinguishment of debt of $53 million.

The 5.75% Senior Notes will mature on December 1, 2022. Interest on the 5.75% Senior Notes accrues at 5.75% per year and is payable on March 1 and September 1 of each year, beginning on March 1, 2015.

The capitalized debt issuance costs were not reduced significantly as a result of amortization and remain at $10 million at December 31, 2014.

The 5.75% Senior Notes will be subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to December 1, 2017 at 100% of the principal amount of 5.75% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and (ii) on and after December 1, 2017, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date. The redemption price for the 5.75% Senior Notes if redeemed during the twelve months beginning December 1, of years indicated below:

Year	Redemption Price
2017	102.8750%
2018	101.4375%
2019 and thereafter	100.0000%

At any time or from time to time on or prior to December 1, 2017, Level 3 may redeem up to 40% of the original aggregate principal amount of the 5.75% Senior Notes at a redemption price equal to 105.75% of the principal amount of the 5.75% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to the capital of Level 3 from one or more private placements of Level 3 to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.75% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The offering of the 5.75% Senior Notes was not registered under the Securities Act of 1933, as amended, and the 5.75% Senior Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 5.75% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended. The registration rights agreement became effective as of December 1, 2014. During the first quarter of 2015, all of the originally placed notes were exchanged for a new issue of 5.75% Senior Notes with identical terms and conditions, other than those related to registration rights, in a registered exchange offer and are now freely tradeable.

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

The 7% Convertible Senior Notes due 2015 mature on March 15, 2015 and bear interest at a rate of 7% per annum, payable semiannually in arrears on March 15 and September 15. Interest payments commenced for the 7% Convertible Senior Notes due 2015 on September 15, 2009 and on March 15, 2010 for the 7% Convertible Senior Notes due 2015, Series B. The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.

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

During the fourth quarter of 2014, certain holders converted approximately $142 million of the 7% Convertible Senior Notes to common equity. Upon conversion, the Company issued an aggregate of approximately 5 million shares of Level 3 common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible.

As of December 31, 2014, the debt issuance discount remaining was nil. Debt issuance costs of $4 million were originally capitalized and were being amortized over the term of the 7% Convertible Senior Notes due 2015 as interest expense using the effective interest method. The capitalized unamortized debt issuance costs were also nil at December 31, 2014.

Capital Leases

As of December 31, 2014, the Company had $207 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 6.2% on average as of December 31, 2014.

Other Debt

As of December 31, 2014, the Company had less than $1 million of other debt with an average interest rate of 5.0%.

Covenant Compliance

At December 31, 2014 and 2013, the Company was in compliance with the covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and fair value adjustments) were as follows as of December 31, 2014 (dollars in millions):

2015	$349
2016	9
2017	8
2018	308
2019	2,823
Thereafter	7,869
$11,366

(12) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Holding Gain (Loss) on Interest Rate Swaps	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$39	$(90)	$(29)	$(80)
Other comprehensive income (loss) before reclassifications	17	25	(4)	38
Amounts reclassified from accumulated other comprehensive loss	—	65	3	68
Balance at December 31, 2012	56	—	(30)	26
Other comprehensive income (loss) before reclassifications	11	—	(3)	8
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Balance at December 31, 2013	67	—	(31)	36
Other comprehensive income (loss) before reclassifications	(178)	—	(9)	(187)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	4
Balance at December 31, 2014	$(111)	$—	$(36)	$(147)

(13) Employee Benefits and Stock-Based Compensation

The Company records non-cash compensation expense for its outperform stock appreciation rights, performance restricted stock units, restricted stock units, 401(k) matching contributions, and, prior to 2014, other stock-based compensation expense associated with the Company's discretionary bonus grants. Total non-cash compensation expense related to these equity awards was $73 million in 2014, $151 million in 2013 and $135 million in 2012.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	2014	2013	2012
OSOs	$8	$21	$14
Restricted Stock Units	34	38	40
Performance Restricted Stock Units	14	—	—
401(k) Match Expense	23	24	23
Restricted Stock Unit Bonus Grant	(5)	59	46
Management Incentive and Retention Plan	—	10	13
	74	152	136
Capitalized Non-Cash Compensation	(1)	(1)	(1)
	$73	$151	$135

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

OSO and restricted stock units are granted under the Level 3 Communications, Inc. Stock Plan, as amended (the "Stock Plan"), which term extends through May 20, 2020. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $4 million, $5 million and $9 million in 2014, 2013 and 2012, respectively.

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

As of December 31, 2014, there was $7 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 1.26 years.

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

	Year Ended December 31,
	2013	2012
S&P 500 Expected Dividend Yield Rate	2.24%	2.05%
Expected Life	3 years	3 years
S&P 500 Expected Volatility Rate	19%	23%
Level 3 Common Stock Expected Volatility Rate	39%	39%
Expected S&P 500 Correlation Factor	0.44	0.32
Calculated Theoretical Value	101%	110%
Estimated Forfeiture Rate	15%	20%

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

The fair value for OSO units awarded to participants during the years ended December 31, 2013 and 2012 was approximately $17 million and $29 million, respectively.

Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit			Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
						(in millions)
Balance January 1, 2012	1,288,712	$10.50	-	$36.60	$20.51	$1.8	1.53
OSOs granted	1,195,452	$16.99	-	$27.53	$24.65
OSOs forfeited	(72,335)	$12.00	-	$36.60	$21.80
OSOs expired	(278,111)	$15.00	-	$22.65	$18.45
OSOs exercised	(67,299)	$10.50	-	$13.80	$12.48
Balance December 31, 2012	2,066,419	$14.10	-	$36.60	$23.40	$6.6	1.73
OSOs granted	748,481	$20.29	-	$26.69	$22.64
OSOs forfeited	(271,883)	$14.10	-	$36.60	$22.33
OSOs expired	(286,924)	$16.35	-	$24.30	$21.48
OSOs exercised	(107,228)	$14.10	-	$14.10	$14.10
Balance December 31, 2013	2,148,865	$14.10	-	$36.60	$23.99	$31.6	1.46
OSOs granted	—	$—	-	$—	$—
OSOs forfeited	(52,901)	$16.99	-	$27.53	$22.99
OSOs expired	(106,844)	$36.60	-	$36.60	$36.60
OSOs exercised	(771,251)	$14.70	-	$27.53	$24.26
Balance December 31, 2014	1,217,869	$16.99	-	$27.53	$22.76	$88.0	0.90

			OSO Units Outstanding at December 31, 2014			OSO units Exercisable at December 31, 2014
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$16.99	-	$27.53	1,217,869	0.90	$22.76	—	$—

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2014, 2013 and 2012, respectively. As noted above, all of the outstanding OSO units granted have an expected life at the grant date of three years.

The total realized value of OSO units settled was $18.7 million, $1.5 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company issued 732,593, 90,879 and zero shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2014, 2013 and 2012, respectively. The Company paid cash in lieu of shares of Level 3 common stock for the realized value of OSO units settled for the year ended December 31, 2012. The number of shares of Level 3 common stock issued upon settlement of an OSO unit varies based upon the relative performance of Level 3 stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO unit.

Restricted Stock and Units and Performance Restricted Stock Units

Restricted stock units are annually granted on July 1 to certain eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods.

Effective April 2014, the Company's Board of Directors approved the Restricted Stock Unit and
Performance Restricted Stock Unit ("PRSUs") Master Award Agreement ("the Agreement"), which provides for the ability to award participants PRSUs instead of the historical award of OSOs. PRSUs are designed to provide participants with a long-term stake in the Company’s success with both retention and performance components. Under the Agreement, a participant becomes vested in a number of PRSUs based on the Company's achievement of specified levels of financial performance during the performance period set forth in the applicable award letter issued pursuant to the Agreement, so long as the participant remains continuously employed by the Company until the applicable scheduled vesting date, subject to certain change in control provisions as outlined in the Agreement. The performance objective is based on the Company’s financial performance measures. Participants will be entitled to an award within a range of 50% at a minimum achievement level and 200% at a maximum achievement level.

The fair value of restricted stock units awarded totaled $96 million, $34 million and $69 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of these awards was calculated using the value of Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2014, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $85 million and the weighted average period over which this cost will be recognized is 3.18 years.

The changes in nonvested restricted stock, restricted stock units and nonvested performance restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	2,030,783	$26.25
Stock and units granted	2,869,584	$24.13
Lapse of restrictions	(1,048,757)	$26.06
Stock and units forfeited	(214,634)	$24.92
Nonvested at December 31, 2012	3,636,976	$24.71
Stock and units granted	1,617,592	$21.26
Lapse of restrictions	(1,841,757)	$25.19
Stock and units forfeited	(488,461)	$23.10
Nonvested at December 31, 2013	2,924,350	$22.77
Stock and units granted	2,255,883	$42.36
Lapse of restrictions	(1,151,830)	$22.94
Stock and units forfeited	(241,785)	$28.90
Nonvested at December 31, 2014	3,786,618	$33.91

The total fair value of restricted stock and restricted stock units and PRSUs whose restrictions lapsed in the years ended December 31, 2014, 2013 and 2012 was $27 million, $46 million and $27 million, respectively.

Management Incentive and Retention Plan

Effective March 2012, the Company adopted a Management Incentive and Retention Plan ("MIRP") as a means of encouraging key management personnel to remain employed with the Company or one of its subsidiaries and to reward the achievement of established performance criteria. The MIRP provided an opportunity to receive two types of awards: a retention award and an incentive award. Participants' retention and incentive awards had a cash component only or a cash component and an equity component. The equity component was granted in the form of restricted stock units under the Stock Plan. The MIRP has terminated pursuant to its terms and there are no remaining unamortized compensation costs related to MIRP.

A summary of the retention restricted stock units granted under the MIRP is shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Stock and units granted	465,000	$25.92
Lapse of restrictions	—	$—
Stock and units forfeited	—	$—
Nonvested at December 31, 2012	465,000	$25.92
Stock and units granted	—	$—
Lapse of restrictions	(270,000)	$25.92
Stock and units forfeited	—	$—
Nonvested at December 31, 2013	195,000	$25.92
Stock and units granted	—
Lapse of restrictions	(195,000)	$25.92
Stock and units forfeited	—
Nonvested at December 31, 2014	—

No retention restricted stock units were awarded during the year ended December 31, 2014 under the MIRP, and all prior awards were vested as of December 31, 2014.

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

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $17,500 in 2014 and $18,000 in 2015. Effective January 1, 2012, the Company matches 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits.

The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) Plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. The Company's matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $23 million, $24 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's matching contributions are recorded as non-cash compensation and included in network related expenses of $4 million, $4 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and in selling, general and administrative expenses of $19 million, $20 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively. Former U.S.-based Global Crossing employees became eligible to participate in the Level 3 401(k) Plan starting January 1, 2012 and former tw telecom employees became eligible to participate in the Level 3 401(k) Plan starting January 1, 2015.

The tw telecom 401(k) Plan ("tw telecom 401(k) Plan") provided 100% matching cash contributions up to a maximum 5% of eligible compensation. The Company's contributions to the tw telecom 401(k) Plan vest immediately. Expenses recorded by the Company relating to the tw telecom 401(k) Plan for the two months in 2014 subsequent to the completion of the Merger were approximately $2 million. Former tw telecom employees are eligible to participate in the Level 3 401(k) Plan starting January 1, 2015.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans was approximately $6 million, $5 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Benefit Plans

The Company has certain contributory and non-contributory employee pension plans, which are not significant to the financial position or operating results of the Company. The Company recognizes in its balance sheet the funded status of its defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. The Company is also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $151 million and $148 million as of December 31, 2014 and 2013, respectively. The total benefit obligation was $176 million and $165 million as of December 31, 2014 and 2013, respectively. Therefore, the total funded status was an obligation of $25 million as of December 31, 2014. The total funded status was an obligation of $17 million as of December 31, 2013.

Annual Discretionary Bonus Grant

The Company's annual discretionary bonus program is intended to motivate employees to achieve the Company's financial and business goals. Each participant is provided a target award expressed as a percentage of base salary. Actual awards under the program are based on corporate results as well as achievement of specific individual performance criteria during the bonus plan period, and may be paid in cash, restricted stock units, or a combination of the two, at the sole discretion of the Compensation Committee of the Board of Directors.

As of December 31, 2014, $167 million had been accrued in current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company generally expects to pay out 100% in cash in the first quarter of 2015.

As of December 31, 2013, $124 million was accrued in current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $57 million cash and 1.4 million immediately-vested restricted stock units in 2014 for this plan.

As of December 31, 2012, $103 million was accrued in current liabilities for this bonus plan, including employer liability for payroll taxes and charges. The Company paid out $50 million cash and 2.1 million immediately-vested restricted stock units in 2013 for this plan.

(14) Income Taxes

The following table summarizes the income tax benefit (provision) attributable to the income (loss) before income taxes for each of the three years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
(dollars in millions)
Current:
United States federal	$—	$9	$—
State	(1)	(1)	(2)
Foreign	(40)	(37)	(36)
	(41)	(29)	(38)
Deferred, net of changes in valuation allowances:
United States federal	6	(3)	(3)
State	15	—	—
Foreign	96	(6)	(7)
Income tax benefit (provision)	$76	$(38)	$(48)

The United States and Foreign components of income (loss) before income taxes for each of the three years ended December 31, 2014, 2013 and 2012 are as follows (some of the income (loss) is subject to taxation in multiple jurisdictions):

	2014	2013	2012
(dollars in millions)
United States	$207	$(122)	$(434)
Foreign	31	51	60
	$238	$(71)	$(374)

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the income (loss) before income taxes for each of the three years ended December 31, 2014, 2013 and 2012 is shown in the following table:

	2014	2013	2012
	(dollars in millions)
Computed tax (provision) benefit at statutory rate	$(83)	$25	$131
Effect of earnings in jurisdictions outside of US	13	12	25
Change in valuation allowance	197	(27)	(145)
Permanent items	(44)	(44)	(48)
Indefinite-lived assets	2	(3)	(3)
Uncertain tax positions	3	9	(3)
Changes in tax rates	(7)	(7)	(4)
Other, net	(5)	(3)	(1)
Income tax benefit (provision)	$76	$(38)	$(48)

The components of the net deferred tax assets (liabilities) as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(dollars in millions)
Deferred Tax Assets:
Accrued payroll and related benefits	$113	$132
Deferred revenue	322	336
Unutilized tax net operating loss carry forwards	5,218	4,791
Fixed assets and intangible assets	90	102
Intercompany loss	128	139
Other	174	144
Total Deferred Tax Assets	6,045	5,644
Deferred Tax Liabilities:
Fixed assets and intangible assets	(1,371)	(790)
Deferred revenue	(73)	(76)
Other	(59)	(33)
Foreign branch income	(130)	(163)
Total Deferred Tax Liabilities	(1,633)	(1,062)
Net Deferred Tax Assets before valuation allowance	4,412	4,582
Valuation Allowance	(4,437)	(4,698)
Net Deferred Tax Liability after Valuation Allowance	$(25)	$(116)
Balance sheet classification of deferred taxes:
Net current deferred income tax asset	$8	$9
Net current deferred income tax liability	—	(2)
Net non-current deferred income tax asset	292	211
Net non-current deferred income tax liability	(325)	(334)
Net Deferred Tax Liability after Valuation Allowance	$(25)	$(116)

On October 31, 2014, the Company completed its acquisition of tw telecom. The Merger qualified as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code, and therefore the Company assumed the carryover tax basis of the acquired assets and liabilities of tw telecom. As a result, the Company recorded a net deferred tax liability of $15 million as the acquired deferred tax assets, net of valuation allowance, were offset by the deferred tax liabilities created by the additional financial reporting basis of the identifiable intangible assets. Simultaneously, the Company released $15 million of valuation allowance against its deferred tax assets as the acquired deferred tax liabilities serve as a source of taxable income to support such release. The final identification of tw telecom’s deferred taxes and the final determination of the purchase price allocation may be significantly different from the preliminary amounts reflected herein.

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $10.3 billion (net of IRC Section 382 limitation) for U.S. federal income tax purposes, including $1 billion from the tw telecom acquisition. Although the tw telecom acquisition triggered an ownership change under Section 382 of the Internal Revenue Code, the Company has determined that its loss carryforwards should not be mathematically limited based on its value at the time of the ownership change and the expiration dates of its net operating losses.

The Company’s loss carry forwards expire in future years through 2034 and are subject to examination by the tax authorities until three years after the carry forwards are utilized. The U.S. federal tax loss carry forwards expire as follows (dollars in millions):

Expiring December 31,	Amount
2022	$186
2023	380
2024	1,456
2025	1,299
2026	1,244
2027	1,615
2028	482
2029	694
2030	664
2031	827
2032	730
2033	289
2034	438
$10,304

Under the rules prescribed by Internal Revenue Code Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a three-year testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods. Level 3 extended the term of its Stockholder Rights Plan, which was adopted to protect its U.S. federal net operating loss carry forwards from these limitations. This plan was designed to deter trading that would result in a change of control (as defined in Section 382) without the limitations imposed by Section 382, and therefore protect the Company's ability to use its historical U.S. federal net operating loss carry forwards in the future.

As of December 31, 2014, the Company had state net operating loss carry forwards of approximately $7.9 billion that are subject to limitations on their utilization and have various expiration periods through 2034. The Company had approximately $6.1 billion of foreign jurisdiction net operating loss carry forwards that are subject to limitations on their utilization. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period.

The Company recognizes deferred tax assets and liabilities for its domestic and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a valuation allowance to reduce the deferred tax assets of most of its businesses in North America and certain other jurisdictions to the amount that is more likely than not to be realized as it believes the objective evidence of its historical pretax net losses in those jurisdictions outweighs the positive evidence of its forecasted future results. However, in 2014, the Company released approximately $100 million of deferred tax valuation allowance primarily related to its business in the UK due to consolidation of legal entities whereby one UK entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets.   As a result, management projects  future profitability of that business. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

The Company monitors its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance. If the Company continues to generate income before taxes in future periods, the conclusion about the appropriateness of the valuation allowance could change in a future period, and the Company could record a substantial benefit in its consolidated statement of operations when that occurs.

The valuation allowance for deferred tax assets was approximately $4.4 billion as of December 31, 2014 and $4.7 billion as of December 31, 2013. The change in valuation allowance is primarily due to the income before taxes in the United States and a valuation allowance release in the United Kingdom. In making the determination to release the valuation allowance, the Company analyzed, among other things, the tax-paying entity’s recent history of earnings, its cumulative earnings for the last 12 quarters, and forecasts of future earnings.

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

The Company's liability for uncertain income tax positions totaled $17 million at December 31, 2014 and $13 million at December 31, 2013. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $14 million ($13 million as of December 31, 2013) and a reduction in the effective tax rate. The Company does not expect that the liability for uncertain tax positions will materially increase or decrease during the twelve months ended December 31, 2015. A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows (dollars in millions):

Amount
Balance as of January 1, 2012	$15
Gross increases - tax positions of prior years	4
Gross increases - tax positions during 2012	1
Gross decreases - lapse of statute of limitations	(1)
Gross decreases - settlement with taxing authorities	(1)
Balance as of December 31, 2012	18
Gross increases - tax positions of prior years	—
Gross increases - tax positions during 2013	1
Gross decreases - lapse of statute of limitations	(6)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2013	13
Tax positions of prior years netted against deferred tax assets	5
Gross increases - tax positions of prior years	1
Gross increases - tax positions during 2014	—
Gross decreases - lapse of statute of limitations	(2)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2014	$17

The unrecognized tax benefits in the table above do not include accrued interest and penalties of $17 million, $18 million and $22 million as of December 31, 2014, 2013 and 2012, respectively. The Company's policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its Consolidated Statements of Operations of a benefit of approximately $1 million, a benefit of approximately $4 million and charges of approximately $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Income Tax Expense/(Benefit) was ($76) million in 2014 compared to $38 million in 2013 and $48 million in 2012. Income tax (benefit) or expense in all periods is primarily related to taxes in foreign jurisdictions.

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

(15) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is Jeff K. Storey, President and Chief Executive Officer. Historically, Mr. Storey has monitored performance and allocated resources based on the three separate geographic regions in which the Company operates. Accordingly, the Company's reportable segments have consisted of 1) North America, 2) Europe, the Middle East and Africa (EMEA), 3) and Latin America. As a result of the Merger (see Note 2 - Events Associated with the Merger of tw telecom), Mr. Storey also monitors performance of the former tw telecom business. Therefore, the Company is now comprised of the following four reportable segments for financial reporting purposes until the tw telecom segment can be fully integrated into North America, 1) North America, 2) EMEA, 3) Latin America, 4) and tw telecom, which represents the standalone operations of the former tw telecom business. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments. Historical presentation of segment information has been retrospectively reclassified to conform to the new geographical presentation.

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income (loss) from the Consolidated Statements of Operations before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock-based compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock-based compensation expense, and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

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

•
Wholesale Voice Services and Other revenue from sales to other carriers of long distance voice services, revenue from managed modem and its related intercarrier compensation services and revenue from the SBC Master Services Agreement, which was obtained through an acquisition in 2005 (managed modem was discontinued after 2012).

Core Network Services revenue represents higher profit services and Wholesale Voice Services and Other revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management of the Company believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services component and the positive cash flows from the Other revenue component. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenue by segment for each of the years ended December 31,

(dollars in millions)	2014	2013	2012
Core Network Services Revenue:
North America	$4,240	$3,949	$3,840
EMEA	891	888	911
Latin America	779	754	712
tw telecom	285	—	—
Total Core Network Services Revenue	$6,195	$5,591	$5,463

Wholesale Voice Services and Other Revenue:
North America	$530	$681	$863
EMEA	19	31	40
Latin America	33	10	10
Total Wholesale Voice Services and Other Revenue	$582	$722	$913

Total Consolidated Revenue	$6,777	$6,313	$6,376

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income (loss) for each of the years ended December 31,

(dollars in millions)	2014	2013	2012
Adjusted EBITDA:
North America	$1,960	$1,799	$1,708
EMEA	214	226	195
Latin America	348	313	278
tw telecom	105	—	—
Unallocated Corporate Expenses	(732)	(714)	(722)
Consolidated Adjusted EBITDA	$1,895	$1,624	$1,459
Income Tax Benefit (Expense)	76	(38)	(48)
Total Other Expense	(775)	(737)	(949)
Depreciation and Amortization	(808)	(800)	(749)
Non-Cash Stock Compensation	(73)	(151)	(135)
Non-Cash Impairment	(1)	(7)	—
Total Consolidated Net Income (Loss)	$314	$(109)	$(422)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures for each of the years ended December 31:

(dollars in millions)	2014	2013	2012
Capital Expenditures:
North America	$432	$398	$407
EMEA	117	128	115
Latin America	153	134	122
tw telecom	63	—	—
Unallocated Corporate Capital Expenditures	145	100	99
Consolidated Capital Expenditures	$910	$760	$743

The following table presents total assets by segment:

	As of December 31,
(dollars in millions)	2014	2013
Assets:
North America	$8,082	$8,133
EMEA	1,970	2,030
Latin America	2,451	2,445
tw telecom	8,160	—
Other	284	266
Total Consolidated Assets	$20,947	$12,874

(16) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $171 million and are included in "Other" current liabilities and "Other liabilities" in the Company's Consolidated Balance Sheet at December 31, 2014. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

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

Below is a description of material legal proceedings and other contingencies pending at December 31, 2014. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure is $55 million at December 31, 2014.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. During the fourth quarter of 2013, the Company released a reserve of $28 million for tax, penalty and associated interest related to calendar year 2002 due to the expiration of the statute of limitations. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. SUNAT has appealed the court’s decision to the next judicial level.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $44 million at December 31, 2014.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services ("ICMS") with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, the Company released a reserve of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012 and June 2014, the Company received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level and the Company appealed this decision to the second administrative level. During the fourth quarter of 2014, the Company entered into an amnesty with the Rio de Janeiro state tax authorities with respect to potential ICMS liability for the 2008 tax period. As a result, the Company paid $5 million and released a reserve of $3 million of tax corresponding to the ICMS applicable on the provision of Internet access services.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $57 million at December 31, 2014 in excess of the accruals established for these matters.

Letters of Credit

It is customary for the Company to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 31, 2014 and December 31, 2013, the Company had outstanding letters of credit or other similar obligations of approximately $28 million and $29 million, respectively, of which $23 million and $25 million, are collateralized by cash, that is reflected on the Consolidated Balance Sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

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

The right-of-way agreements have various expiration dates through 2050. Payments under these right-of-way agreements were $173 million in 2014, $161 million in 2013 and $172 million in 2012.

The Company has obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $318 million in 2014, $311 million in 2013 and $308 million in 2012.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company includes payments due during these automatic renewal periods given the significant cost to relocate the Company's network and other facilities.

Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2014 (dollars in millions):

	Right-of-Way Agreements	Facilities and Other Assets	Total	Future Minimum Sublease Receipts
2015	$118	$302	$420	$5
2016	58	244	302	4
2017	53	207	260	4
2018	51	174	225	1
2019	42	142	184	1
Thereafter	315	655	970	—
	$637	$1,724	$2,361	$15

Certain right-of-way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.

Certain other right-of-way agreements are cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right-of-way agreements in the table above for a period of 1 year from January 1, 2015, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

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

The following table summarizes the Company's purchase commitments at December 31, 2014 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$710	$378	$262	$51	$19
Third-Party Maintenance Services	329	67	55	51	156
	$1,039	$445	$317	$102	$175

(17) Condensed Consolidating Financial Information (as revised)

Level 3 Financing has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

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

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,073	$3,918	$(214)	$6,777
Costs and Expenses:
Network Access Costs	—	—	1,177	1,566	(214)	2,529
Network Related Expenses	—	—	762	484	—	1,246
Depreciation and Amortization	—	—	277	531	—	808
Selling, General and Administrative Expenses	21	2	735	423	—	1,181
Total Costs and Expenses	21	2	2,951	3,004	(214)	5,764
Operating Income (Loss)	(21)	(2)	122	914	—	1,013
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(143)	(492)	(2)	(17)	—	(654)
Interest income (expense) affiliates, net	1,227	1,827	(2,890)	(164)	—	—
Equity in net earnings (losses) of subsidiaries	(710)	(2,047)	663	—	2,094	—
Other, net	(53)	—	7	(76)	—	(122)
Total Other Expense	321	(712)	(2,222)	(256)	2,094	(775)
Income (Loss) before Income Taxes	300	(714)	(2,100)	658	2,094	238
Income Tax Expense	14	4	(1)	59	—	76
Net Income (Loss)	314	(710)	(2,101)	717	2,094	314
Other Comprehensive Loss, Net of Income Taxes	(183)	—	—	(183)	183	(183)
Comprehensive Income (Loss)	$131	$(710)	$(2,101)	$534	$2,277	$131

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013 (as revised)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,825	$3,734	$(246)	$6,313
Costs and Expenses:
Network Access Costs	—	—	1,068	1,649	(246)	2,471
Network Related Expenses	—	—	753	461	—	1,214
Depreciation and Amortization	—	—	289	511	—	800
Selling, General and Administrative Expenses	3	1	791	367	—	1,162
Total Costs and Expenses	3	1	2,901	2,988	(246)	5,647
Operating Income (Loss)	(3)	(1)	(76)	746	—	666
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(151)	(497)	(3)	2	—	(649)
Interest income (expense) affiliates, net	1,091	1,706	(2,679)	(118)	—	—
Equity in net earnings (losses) of subsidiaries	(1,039)	(2,164)	550	—	2,653	—
Other, net	—	(85)	4	(7)	—	(88)
Total Other Expense	(99)	(1,040)	(2,128)	(123)	2,653	(737)
Income (Loss) before Income Taxes	(102)	(1,041)	(2,204)	623	2,653	(71)
Income Tax Expense	(7)	2	—	(33)	—	(38)
Net Income (Loss)	(109)	(1,039)	(2,204)	590	2,653	(109)
Other Comprehensive Income, Net of Income Taxes	10	10	—	10	(20)	10
Comprehensive Income (Loss)	$(99)	$(1,029)	$(2,204)	$600	$2,633	$(99)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012 (as revised)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,657	$3,975	$(256)	$6,376
Costs and Expenses:
Network Access Costs	—	—	996	1,854	(248)	2,602
Network Related Expenses	—	—	741	508	—	1,249
Depreciation and Amortization	—	—	260	489	—	749
Selling, General and Administrative Expenses	2	1	818	388	(8)	1,201
Total Costs and Expenses	2	1	2,815	3,239	(256)	5,801
Operating Income (Loss)	(2)	(1)	(158)	736	—	575
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(168)	(535)	(3)	(27)	—	(733)
Interest income (expense) affiliates, net	976	1,598	(2,233)	(341)	—	—
Equity in net earnings (losses) of subsidiaries	(1,188)	(2,066)	92	—	3,162	—
Other, net	(39)	(184)	6	(1)	—	(218)
Total Other Expense	(419)	(1,187)	(2,137)	(368)	3,162	(949)
Income (Loss) before Income Taxes	(421)	(1,188)	(2,295)	368	3,162	(374)
Income Tax Expense	(1)	—	(4)	(43)	—	(48)
Net Income (Loss)	(422)	(1,188)	(2,299)	325	3,162	(422)
Other Comprehensive Income (Loss), Net of Income Taxes	106	106	—	16	(122)	106
Comprehensive Income (Loss)	$(316)	$(1,082)	$(2,299)	$341	$3,040	$(316)

Condensed Consolidating Balance Sheets
December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$307	$261	$—	$580
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	34	703	—	737
Due from affiliates	14,522	21,270	—	—	(35,792)	—
Other	2	21	45	97	—	165
Total Current Assets	14,531	21,296	387	1,067	(35,792)	1,489
Property, plant, and equipment, net	—	—	3,152	6,708	—	9,860
Restricted cash and securities	3	—	16	1	—	20
Goodwill and other intangibles, net	—	—	373	8,730	—	9,103
Investment in subsidiaries	16,686	14,777	3,729	—	(35,192)	—
Other assets, net	28	129	9	309	—	475
Total Assets	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$215	$449	$—	$664
Current portion of long-term debt	333	—	3	13	—	349
Accrued payroll and employee benefits	—	—	174	99	—	273
Accrued interest	12	158	—	4	—	174
Current portion of deferred revenue	—	—	118	169	—	287
Due to affiliates	—	—	34,401	1,391	(35,792)	—
Other	—	2	62	103	—	167
Total Current Liabilities	345	160	34,973	2,228	(35,792)	1,914
Long-term debt, less current portion	900	9,893	16	175	—	10,984
Deferred revenue, less current portion	—	—	617	304	—	921
Other liabilities	16	24	125	600	—	765
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,987	26,125	(28,065)	13,508	(35,192)	6,363
Total Liabilities and Stockholders' Equity (Deficit)	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Condensed Consolidating Balance Sheets
December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$8	$6	$347	$270	$—	$631
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	79	594	—	673
Due from affiliates	15,507	16,886	—	—	(32,393)	—
Other	2	15	47	79	—	143
Total Current Assets	15,517	16,907	474	949	(32,393)	1,454
Property, plant, and equipment, net	—	—	3,028	5,212	—	8,240
Restricted cash and securities	3	—	18	2	—	23
Goodwill and other intangibles, net	—	—	395	2,387	—	2,782
Investment in subsidiaries	10,039	27,014	3,735	—	(40,788)	—
Other assets, net	10	113	11	241	—	375
Total Assets	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$42	$581	$—	$625
Current portion of long-term debt	—	—	3	28	—	31
Accrued payroll and employee benefits	—	—	171	38	—	209
Accrued interest	30	129	—	1	—	160
Current portion of deferred revenue	—	—	131	122	—	253
Due to affiliates	—	—	32,165	228	(32,393)	—
Other	—	13	74	81	—	168
Total Current Liabilities	30	144	32,586	1,079	(32,393)	1,446
Long-term debt, less current portion	1,370	6,905	17	39	—	8,331
Deferred revenue, less current portion	—	—	603	303	—	906
Other liabilities	15	27	135	603	—	780
Commitments and Contingencies
Stockholders' Equity (Deficit)	24,154	36,958	(25,680)	6,767	(40,788)	1,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,569	$44,034	$7,661	$8,791	$(73,181)	$12,874

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(178)	$(458)	$625	$1,172	$—	$1,161
Cash Flows from Investing Activities:
Capital expenditures	—	—	(362)	(548)	—	(910)
Change in restricted cash and securities, net	—	—	2	(12)	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	3	—	3
Investment in tw telecom, net of cash acquired	(474)	—	—	307	—	(167)
Other	—	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	(474)	—	(360)	(252)	—	(1,086)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	590	—	—	(1)	—	589
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(647)	—	—	(24)	—	(671)
Increase (decrease) due from/to affiliates, net	708	457	(305)	(860)	—	—
Net Cash Provided by (Used in) Financing Activities	651	457	(305)	(885)	—	(82)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(44)	—	(44)
Net Change in Cash and Cash Equivalents	(1)	(1)	(40)	(9)	—	(51)
Cash and Cash Equivalents at Beginning of Year	8	6	347	270	—	631
Cash and Cash Equivalents at End of Year	$7	$5	$307	$261	$—	$580

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(169)	$(557)	$710	$729	$—	$713
Cash Flows from Investing Activities:
Capital expenditures	—	—	(312)	(448)	—	(760)
Change in restricted cash and securities, net	9	—	(1)	5	—	13
Other	—	—	1	1	—	2
Net Cash Provided by (Used in) Investing Activities	9	—	(312)	(442)	—	(745)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	1,502	—	—	—	1,502
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(173)	(1,586)	(4)	(33)	—	(1,796)
Increase (decrease) due from/to affiliates, net	88	642	(433)	(297)	—	—
Net Cash Provided by (Used in) Financing Activities	(85)	558	(437)	(330)	—	(294)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(22)	—	(22)
Net Change in Cash and Cash Equivalents	(245)	1	(39)	(65)	—	(348)
Cash and Cash Equivalents at Beginning of Year	253	5	386	335	—	979
Cash and Cash Equivalents at End of Year	$8	$6	$347	$270	$—	$631

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(165)	$(520)	$140	$1,123	$—	$578
Cash Flows from Investing Activities:
Capital expenditures	—	—	(276)	(467)	—	(743)
Change in restricted cash and securities, net	6	—	2	12	—	20
Other	—	—	—	(2)	—	(2)
Net Cash Used in Investing Activities of Continuing Operations	6	—	(274)	(457)	—	(725)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	293	4,211	—	—	—	4,504
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(4,161)	—	(141)	—	(4,302)
Proceeds from stock options exercised	5	—	—	—	—	5
Increase (decrease) due from affiliates, net	112	469	(98)	(483)	—	—
Net Cash Provided by (Used in) Financing Activities of Continuing Operations	410	519	(98)	(624)	—	207
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	251	(1)	(232)	43	—	61
Cash and Cash Equivalents at Beginning of Year	2	6	618	292	—	918
Cash and Cash Equivalents at End of Year	$253	$5	$386	$335	$—	$979

(18) Unaudited Quarterly Financial Data (as revised)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(as revised)		(as revised)			(as revised)		(as revised)
(dollars in millions except per share data)
Revenue	$1,609	$1,577	$1,625	$1,565	$1,629	$1,569	$1,914	$1,602
Costs and Expenses:
Network Access Costs	614	629	613	616	607	608	695	618
Network Related Expenses	292	302	302	300	307	314	345	298
Depreciation and Amortization	184	194	187	199	187	203	250	204
Selling, General and Administrative Expenses	255	297	267	310	266	292	393	263
Total Costs and Expenses	1,345	1,422	1,369	1,425	1,367	1,417	1,683	1,383
Operating Income	264	155	256	140	262	152	231	219
Other Income (Expense):
Interest Income	—	—	—	—	1	—	—	—
Interest expense	(151)	(169)	(149)	(167)	(159)	(165)	(195)	(148)
Gain (Loss) on extinguishments of debt, net	—	—	—	—	—	(17)	(53)	(67)
Other, net	6	(50)	(44)	14	(11)	23	(20)	9
Total Other Expense	(145)	(219)	(193)	(153)	(169)	(159)	(268)	(206)
Income (Loss) Before Income Taxes	119	(64)	63	(13)	93	(7)	(37)	13
Income Tax (Expense) Benefit	(7)	(14)	(12)	(11)	(8)	(14)	103	1
Net Income (Loss)	$112	$(78)	$51	$(24)	$85	$(21)	$66	$14
Net Income (Loss) Per Share - Basic	$0.48	$(0.36)	$0.21	$(0.11)	$0.36	$(0.09)	$0.22	$0.06
Net Income (Loss) Per Share - Diluted	$0.47	$(0.36)	$0.21	$(0.11)	$0.35	$(0.09)	$0.21	$0.06

Net income (loss) per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while net income (loss) per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the income (loss) per share for each of the four quarters may not equal the net income (loss) per share for the year.

During the fourth quarter of 2014, the Company recognized a loss on extinguishment of debt of $53 million, related to the refinancing of the 11.875% Senior Notes due 2019.

During the fourth quarter of 2014, the Company completed its acquisition of tw telecom and therefore the results of operations for the fourth quarter of 2014 include the results of tw telecom for November and December. Additionally, the Company incurred $70 million in expenses related to the acquisition of tw telecom.

During the fourth quarter of 2014, the Company increased its senior secured credit facility by adding a $2 billion Tranche B 2022 Term Loan. The proceeds were used for the tw telecom acquisition.

During the fourth quarter of 2014, the Company also recognized a $100 million income tax benefit primarily related to the release of a foreign deferred tax valuation allowance.

During the third quarter of 2014, the Company entered into an indenture totaling $1 billion for 5.375% Senior Notes due 2022. The proceeds were used for the tw telecom acquisition.

During the second quarter of 2014. the Company recognized a loss of approximately $34 million resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate of 10.6.

During the fourth quarter of 2013, the Company recognized a loss on extinguishment of debt of $67 million including $10 million related to the refinancing of the Tranche B-II 2019 Term Loan, $56 million related to the refinancing of the 10% Senior Notes due 2018 and $1 million related to the refinancing of the Floating Rate Senior Notes due 2015.

During the third quarter of 2013, the Company recognized a loss on extinguishment of debt of $17 million, related to the refinancing of the $596 million Tranche B 2016 and the $815 million Tranche B 2019 Term Loans.

During the first quarter of 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivares to the U.S. dollar to 6.30 Venezuelan bolivares to the U.S. dollar. The devaluation of the Company's net monetary assets resulted in a charge of $22 million.

(19) Subsequent Events

On January 29, 2015, Level 3 Financing issued $500 million aggregate principal amount of its 5.625% Senior Notes due 2023. The 5.625% Senior Notes were priced at par and mature February 1, 2023. The 5.625% Senior Notes will pay interest on June 15 and December 15 of each year beginning on June 15, 2015.

The net proceeds from the offering of the 5.625% Senior Notes due 2023 together with cash on hand, will be used to redeem all $500 million aggregate principal amount of Level 3 Financing, Inc.’s 9.375% Senior Notes due 2019. In the second quarter 2015, the Company expects to recognize a loss of approximately $40 million on the extinguishment of debt associated with this transaction that will be recognized in Other Expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 27, 2015

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JEFF K. STOREY
	Name:	Jeff K. Storey
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Chairman of the Board	February 27, 2015
/s/ Jeff K. Storey Jeff K. Storey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ Sunit S. Patel Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
/s/ Eric J. Mortensen Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2015
/s/ Kevin P. Chilton Kevin P. Chilton	Director	February 27, 2015
/s/ Archie R. Clemins Archie R. Clemins	Director	February 27, 2015
/s/ Steven T. Clontz Steven T. Clontz	Director	February 27, 2015
/s/ Irene M. Esteves Irene M. Esteves	Director	February 27, 2015
/s/ T. Michael Glenn T. Michael Glenn	Director	February 27, 2015
/s/ Spencer B. Hays Spencer B. Hays	Director	February 27, 2015
/s/ Michael J. Mahoney Michael J. Mahoney	Director	February 27, 2015
/s/ Kevin W. Mooney Kevin W. Mooney	Director	February 27, 2015
/s/ Peter Seah Lim Huat Peter Seah Lim Huat	Director	February 27, 2015
/s/ Peter van Oppen Peter van Oppen	Director	February 27, 2015