Form 10-K/A
period 2014-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2015-03-20
CIK 794323

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

EXPLANATORY NOTE

This Form 10-K/A for the year ended December 31, 2014 is being filed solely to provide supplemental information and clarification with respect to the disclosure included in the 2014 Form 10-K under the caption “Equity Compensation Plan Information” contained under Item 5.  The disclosure under that caption is amended and restated below in its entirety, and this amended and restated disclosure supersedes in all respects the disclosure under that caption in the 2014 Form 10-K.

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

Equity Compensation Plan Information.

We have two equity compensation plans under which we may issue shares of our common stock to employees, officers, directors and consultants. They are the Level 3 Communications, Inc. Stock Plan and the 2000 tw telecom inc. Employee Stock Plan. We assumed the 2000 tw telecom inc. Employee Stock Plan in connection with the acquisition of tw telecom. Awards outstanding under the 2000 tw telecom inc. Employee Stock Plan at the acquisition date were cancelled and converted into the right to receive merger consideration. In addition, in connection with our acquisition of Global Crossing, we assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock. Since this plan’s term has expired, no shares remain for future issuances under this plan, but shares do remain for awards outstanding as of the expiration of the term. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the Level 3 Communications, Inc. Stock Plan (in the ‘‘Equity compensation plans approved by stockholders’’ category) and the 2000 tw telecom inc. Employee Stock Plan and the 2003 Global Crossing Limited Stock Incentive Plan (in the ‘‘Equity compensation plans not approved by stockholders’’ category) as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,220,739	(1)	$22.33	(2)	9,906,032
Equity compensation plans not approved by stockholders	783,748	(3)	$23.29	(2)	8,290,270	(4)

(1) Includes, among other awards, awards of outperform stock appreciation units (‘‘OSOs’’), and performance restricted stock units (‘‘PRSUs’’). For purposes of this table, each OSO was considered to use a single share of our common stock and each PRSU was also assumed to use a single share of our common stock (which would be target performance) from the total number of shares reserved for issuance under the Level 3 Communications, Inc. Stock Plan even though the actual payout multiplier may range from zero to four, as described below.

(2) At December 31, 2014, the only type of award outstanding that included an ‘‘exercise price’’ was the OSOs. The weighted-average exercise price indicated was for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500 Index from the time of the grant of the award until the award has been exercised.

(3) The 2003 Global Crossing Limited Stock Incentive Plan provided for the granting of (i) stock options, (ii) stock appreciation rights and (iii) other stock based awards, including, without limitation, restricted share units, to eligible participants. Amounts shown indicate the number of awards outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at December 31, 2014. Includes awards of outperform stock appreciation units (‘‘OSOs’’). For purposes of this table, each OSO was considered to use a single share of our common stock from the total number of shares reserved for issuance even though the actual payout multiplier may range from zero to four, as described below. The 2000 tw telecom Employee Stock Plan provides for the granting of (i) stock options, (ii) restricted stock, (iii) common stock, (iv) stock appreciation rights, (v) restricted stock units and (vi) performance awards to eligible participants. No awards were outstanding at December 31, 2014.

(4) Represents only shares available under the 2000 tw telecom Employee Stock Plan. The Company does not currently intend to grant any future awards under this plan.

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

LEVEL 3 COMMUNICATIONS, INC.
	By:	/s/ Neil J. Eckstein
Neil J. Eckstein, Senior Vice President
Dated: March 20, 2015