Form 10-Q
period 2015-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2015-05-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 5, 2015:

Common Stock: 354,468,710 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2015	2014

Revenue	$2,053	$1,609
Costs and Expenses:
Network Access Costs	723	614
Network Related Expenses	356	292
Depreciation and Amortization	288	184
Selling, General and Administrative Expenses	370	255
Total Costs and Expenses	1,737	1,345
Operating Income	316	264
Other Income (Expense):
Interest Income	1	—
Interest Expense	(180)	(151)
Other, net	(10)	6
Total Other Expense	(189)	(145)
Income Before Income Taxes	127	119
Income Tax Expense	(5)	(7)
Net Income	$122	$112

Basic Earnings per Common Share
Net Income Per Share	$0.35	$0.48
Shares Used to Compute Basic Net Income per Share (in thousands)	346,874	235,635

Diluted Earnings per Common Share
Net Income Per Share	$0.35	$0.47
Shares Used to Compute Diluted Net Income per Share (in thousands)	350,832	239,294

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2015	2014
Net Income	$122	$112
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	(141)	5
Other, net	—	1
Other Comprehensive Income (Loss), Before Income Taxes	(141)	6
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	(141)	6
Comprehensive Income (Loss)	$(19)	$118

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$1,114	$580
Restricted cash and securities	7	7
Receivables, less allowances for doubtful accounts of $31 and $30, respectively	743	737
Other	188	165
Total Current Assets	2,052	1,489
Property, Plant and Equipment, net of accumulated depreciation of $9,719 and $9,629, respectively	9,744	9,860
Restricted Cash and Securities	19	20
Goodwill	7,740	7,689
Other Intangibles, net	1,298	1,414
Other Assets, net	450	475
Total Assets	$21,303	$20,947
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$629	$664
Current portion of long-term debt	510	349
Accrued payroll and employee benefits	177	273
Accrued interest	187	174
Current portion of deferred revenue	300	287
Other	150	167
Total Current Liabilities	1,953	1,914
Long-Term Debt, less current portion	10,990	10,984
Deferred Revenue, less current portion	895	921
Other Liabilities	748	765
Total Liabilities	14,586	14,584
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 354,151,027 issued and outstanding at March 31, 2015 and 341,361,420 issued and outstanding at December 31, 2014	4	3
Additional paid-in capital	19,531	19,159
Accumulated other comprehensive loss	(288)	(147)
Accumulated deficit	(12,530)	(12,652)
Total Stockholders’ Equity	6,717	6,363
Total Liabilities and Stockholders’ Equity	$21,303	$20,947

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$122	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	184
Non-cash compensation expense attributable to stock awards	31	10
Accretion of debt discount and amortization of debt issuance costs	7	9
Accrued interest on long-term debt, net	22	14
Non-cash tax adjustments	—	(5)
Deferred income taxes	(10)	7
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Other, net	21	(12)
Changes in working capital items:
Receivables	(23)	(26)
Other current assets	(19)	(18)
Accounts payable	(24)	(69)
Deferred revenue	8	1
Other current liabilities	(117)	(65)
Net Cash Provided by Operating Activities	305	141
Cash Flows from Investing Activities:
Capital expenditures	(254)	(163)
Decrease in restricted cash and securities, net	1	1
Proceeds from sale of property, plant and equipment and other assets	1	1
Other	—	(1)
Net Cash Used in Investing Activities	(252)	(162)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	492	—
Payments on and repurchases of long-term debt, including current portion and financing costs	(2)	(3)
Net Cash Provided by (Used in) Financing Activities	490	(3)
Effect of Exchange Rates on Cash and Cash Equivalents	(9)	—
Net Change in Cash and Cash Equivalents	534	(24)
Cash and Cash Equivalents at Beginning of Period	580	631
Cash and Cash Equivalents at End of Period	$1,114	$607

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$147	$128
Income taxes paid, net of refunds	$7	$11
Non-cash Financing Activities:
Capital lease obligations incurred	$1	$—
Long-term debt conversion into equity	$333	$—
Accrued interest conversion into equity	$10	$—

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

The accompanying Consolidated Balance Sheet as of December 31, 2014, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new guidance is effective prospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance is effective retrospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

The combined results of operations of Level 3 and tw telecom were included in the Company's consolidated results of operations beginning in November 2014. The assets acquired and liabilities assumed of tw telecom were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, will require extensive analysis and is expected to be completed no later than October 31, 2015. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and determination of the purchase price allocation may be significantly different from the preliminary allocation reflected below.

Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents and Restricted Cash	$309
Property, Plant and Equipment	1,556
Goodwill	5,180
Identifiable Intangible Assets	1,263
Other Assets	141
Total Assets	8,449

Liabilities:
Long-Term Debt	(2,099)
Deferred Revenue	(60)
Other Liabilities	(279)
Total Liabilities	(2,438)
Total Consideration to be Allocated	$6,011

As a result of new information available since the acquisition date, the Company made certain immaterial adjustments to the preliminary purchase price allocation during the first quarter of 2015, which have been reflected in the above table. The primary adjustment was a result of a single change in the purchase price allocation of $60 million related to the estimated value associated with the identifiable intangible assets and goodwill.

The following unaudited pro forma financial information presents the combined results of Level 3 and tw telecom as if the completion of the merger had occurred as of January 1, 2013 (dollars in millions, except per share data).

Three Months Ended March 31, 2014
Total Revenue	$2,003
Net Income	$102
Net Income per Share - Basic	$0.31
Net Income per Share- Diluted	$0.30

These pro forma results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, increases in interest expense due to Level 3's issuance of incremental debt to finance cash consideration partially offset by the refinancing of tw telecom debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and tw telecom. The unaudited pro forma financial information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Merger been completed on January 1, 2013, nor is it representative of future operating results of the Company. The unaudited pro forma financial information does not include any operating efficiencies or cost savings that Level 3 may achieve with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative

Expenses in the Company's Consolidated Statements of Operations. Since the acquisition date, Level 3 incurred total acquisition related transaction and integration costs of approximately $86 million through March 31, 2015. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2015.

(3) Earnings Per Share

The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards.

The effect of approximately 18 million shares issuable pursuant to the various series of convertible notes outstanding at March 31, 2014 has not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation. The effect of approximately 4 million and 5 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") outstanding at March 31, 2015 and March 31, 2014, respectively, have been included in the computation of diluted earnings per share.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of March 31, 2015 and December 31, 2014 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(789)	$1,186
Trademarks	55	(48)	7
Patents and Developed Technology	230	(140)	90
	2,260	(977)	1,283
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(977)	$1,298
December 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,977	$(741)	$1,236
Trademarks	115	(47)	68
Patents and Developed Technology	228	(133)	95
	2,320	(921)	1,399
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,335	$(921)	$1,414

Acquired finite-lived intangible asset amortization expense was $56 million for the three months ended March 31, 2015 and $19 million for the three months ended March 31, 2014.

At March 31, 2015, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 6.6 years for customer contracts and relationships, 0.5 years for trademarks and 3.8 years for patents and developed technology.

As of March 31, 2015, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years is as follows (dollars in millions):

2015 (remaining nine months)	$171
2016	212
2017	196
2018	193
2019	181
2020	166
Thereafter	164
$1,283

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2015 and December 31, 2014.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the three months ended March 31, 2015 and March 31, 2014.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of March 31, 2015 and December 31, 2014:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,591	$4,590	$4,633	$4,593	$—	$—
Senior Notes	6,703	6,203	7,022	6,481	—	—
Convertible Notes	—	333	—	—	—	868
Capital Leases and Other	206	207	—	—	206	207
Total Long-term Debt, including the current portion	$11,500	$11,333	$11,655	$11,074	$206	$1,075

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both March 31, 2015 and December 31, 2014. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $7.0 billion at March 31, 2015 and $6.5 billion at December 31, 2014, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Convertible Notes

The fair value of the Company’s Convertible Notes was approximately $868 million at December 31, 2014. As of March 31, 2015, all of the Company's Convertible Notes had converted to common equity. The estimated fair value of the Convertible Notes is based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation are the pricing quotes provided by market participants that incorporate spreads to the Treasury curve, security coupon, convertible optionality, corporate and security credit ratings, maturity date, liquidity and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument is obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity and risk-free rate. The Convertible Notes were unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. provided a guarantee of the Convertible Notes.

Capital Leases

The fair value of the Company's capital leases was determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

As of March 31, 2015 and December 31, 2014, long-term debt was as follows:

(dollars in millions)	March 31, 2015	December 31, 2014
Senior Secured Term Loan*	$4,611	$4,611
Floating Rate Senior Notes due 2018 (3.826% as of March 31, 2015 and December 31, 2014)	300	300
9.375% Senior Notes due 2019	500	500
8.125% Senior Notes due 2019	1,200	1,200
8.875% Senior Notes due 2019	300	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
5.375% Senior Notes due 2022	1,000	1,000
5.75% Senior Notes due 2022	600	600
5.625% Senior Notes due 2023	500	—
7% Convertible Senior Notes due 2015	—	58
7% Convertible Senior Notes due 2015 Series B	—	275
Capital Leases	206	207
Total Debt Obligations	11,532	11,366
Unamortized Discount:
Discount on Senior Secured Term Loan	(20)	(21)
Discount on 9.375% Senior Notes due 2019	(6)	(6)
Discount on 8.125% Senior Notes due 2019	(6)	(6)
Total Unamortized Discount	(32)	(33)
Carrying Value of Debt	11,500	11,333
Less current portion	(510)	(349)
Long-term Debt, less current portion	$10,990	$10,984

* The $2 billion Tranche B Term Loan due 2022 had an interest rate of 4.5% as of March 31, 2015 and December 31, 2014, respectively. The $815 million Tranche B-III 2019 Term Loan due 2019 and the $1.796 billion Tranche B 2020 Term Loan due 2020 each had an interest rate of 4.0% as of March 31, 2015 and December 31, 2014.

2015 Debt Issuances and Registrations

5.625% Senior Notes due 2023

In January 2015, the Company's wholly owned subsidiary, Level 3 Financing, Inc. (“Level 3 Financing”) issued $500 million in aggregate principal amount of its 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, were used to redeem, on April 1, 2015, all of Level 3 Financing’s approximately $500 million aggregate principal amount of 9.375% Senior Notes due 2019, including accrued interest, applicable premiums and expenses.

The 5.625% Senior Notes will mature on February 1, 2023. Interest on the 5.625% Senior Notes is payable on June 15 and December 15 of each year, beginning on June 15, 2015.

Debt issuance costs of approximately $9 million were capitalized and are being amortized over the term of the notes.

The 5.625% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to February 1, 2018, at 100% of the principal amount of 5.625% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and (ii) on and after February 1, 2018, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning February 1, of the years indicated below:

Year	Redemption Price
2018	102.8125%
2019	101.4063%
2020 and thereafter	100.0000%

At any time or from time to time on or prior to February 1, 2018, the Company may redeem up to 40% of the original aggregate principal amount of the 5.625% Senior Notes at a redemption price equal to 105.625% of the principal amount of the 5.625% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.625% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.
The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.

7% Convertible Senior Notes due 2015

During the first quarter of 2015, holders converted the remaining $333 million aggregate principal amount of the Level 3's 7% Convertible Senior Notes due 2015 to common equity. Upon conversion, the Company issued an aggregate of approximately 12 million shares of Level 3 common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of March 31, 2015 (dollars in millions):

2015 (remaining nine months)	$515
2016	8
2017	8
2018	308
2019	2,323
2020	3,478
Thereafter	4,892
$11,532

(7) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive income (loss) before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Balance at March 31, 2014	$72	$(30)	$42

Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(141)	—	(141)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at March 31, 2015	$(252)	$(36)	$(288)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock awards for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Outperform Stock Options	$2	$2
Restricted Stock Units	11	6
Performance Restricted Stock Units	5	—
401(k) Match Expense	13	7
Restricted Stock Unit Bonus Grant	—	(5)
	$31	$10

As of March 31, 2015, there were approximately 1 million OSOs outstanding. As of March 31, 2015, there were approximately 4 million restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014.

(9) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. As a result of the integration of tw telecom (see Note 2 - Events Associated with the Merger of tw telecom), the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. Effective the first quarter of 2015, tw telecom has been integrated into North America. As a result of the change, the Company's reportable segments now consist of 1) North America, 2) Europe, the Middle East and Africa (EMEA) and 3) Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments.

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

The following table presents revenue by segment:

	Three Months Ended
(dollars in millions)	March 31, 2015	March 31, 2014
Core Network Services Revenue:
North America	$1,535	$1,043
EMEA	207	225
Latin America	185	189
Total Core Network Services Revenue	1,927	1,457

Wholesale Voice Services and Other Revenue:
North America	118	145
EMEA	4	5
Latin America	4	2
Total Wholesale Voice Services and Other Revenue	126	152

Total Consolidated Revenue	$2,053	$1,609

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to consolidated net income:

	Three Months Ended
(dollars in millions)	March 31, 2015	March 31, 2014
Adjusted EBITDA:
North America	$740	$488
EMEA	56	54
Latin America	80	82
Unallocated Corporate Expenses	(241)	(166)
Consolidated Adjusted EBITDA	635	458
Income Tax Expense	(5)	(7)
Total Other Expense	(189)	(145)
Depreciation and Amortization	(288)	(184)
Non-Cash Stock Compensation Attributable to Stock Awards	(31)	(10)
Total Consolidated Net Income	$122	$112

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended
(dollars in millions)	March 31, 2015	March 31, 2014
Capital Expenditures:
North America	$167	$97
EMEA	28	19
Latin America	28	28
Unallocated Corporate Capital Expenditures	31	19
Consolidated Capital Expenditures	$254	$163

The following table presents total consolidated assets by segment:

(dollars in millions)	March 31, 2015	December 31, 2014
Assets:
North America	$16,781	$16,242
EMEA	1,831	1,970
Latin America	2,406	2,451
Other	285	284
Total Consolidated Assets	$21,303	$20,947

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $163 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at March 31, 2015. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at March 31, 2015. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure is $53 million at March 31, 2015.

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

During the fourth quarter of 2013, the Company released a reserve of $28 million for tax, penalty and associated interest related to calendar year 2002 due to the expiration of the statute of limitations. In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. The Company has appealed the court’s decision to the next judicial level.

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, the Company challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. The Company filed an appeal with the Tribunal in February 2015.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $44 million at March 31, 2015.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $48 million at March 31, 2015 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2015 and December 31, 2014, Level 3 had outstanding letters of credit or other similar obligations of approximately $25 million and $28 million, respectively, of which $22 million and $23 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$818	$1,287	$(52)	$2,053
Costs and Expense:
Network Access Costs	—	—	320	455	(52)	723
Network Related Expenses	—	—	230	126	—	356
Depreciation and Amortization	—	—	74	214	—	288
Selling, General and Administrative Expenses	1	—	247	122	—	370
Total Costs and Expenses	1	—	871	917	(52)	1,737
Operating Income (Loss)	(1)	—	(53)	370	—	316
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(19)	(155)	(1)	(5)	—	(180)
Interest income (expense) affiliates, net	333	501	(766)	(68)	—	—
Equity in net earnings (losses) of subsidiaries	(191)	(536)	177	—	550	—
Other, net	—	—	2	(12)	—	(10)
Total Other Income (Expense)	123	(190)	(588)	(84)	550	(189)
Income (Loss) before Income Taxes	122	(190)	(641)	286	550	127
Income Tax Expense	—	(1)	—	(4)	—	(5)
Net Income (Loss)	122	(191)	(641)	282	550	122
Other Comprehensive Income (Loss), Net of Income Taxes	(141)	—	—	(141)	141	(141)
Comprehensive Income (Loss)	$(19)	$(191)	$(641)	$141	$691	$(19)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$737	$931	$(59)	$1,609
Costs and Expense:
Network Access Costs	—	—	290	383	(59)	614
Network Related Expenses	—	—	182	110	—	292
Depreciation and Amortization	—	—	70	114	—	184
Selling, General and Administrative Expenses	—	—	143	112	—	255
Total Costs and Expenses	—	—	685	719	(59)	1,345
Operating Income	—	—	52	212	—	264
Other Income (Expense):
Interest expense	(34)	(112)	(1)	(4)	—	(151)
Interest income (expense) affiliates, net	288	459	(712)	(35)	—	—
Equity in net earnings (losses) of subsidiaries	(142)	(488)	178	—	452	—
Other, net	—	—	3	3	—	6
Total Other Expense	112	(141)	(532)	(36)	452	(145)
Income (Loss) before Income Taxes	112	(141)	(480)	176	452	119
Income Tax Expense	—	(1)	(1)	(5)	—	(7)
Net Income (Loss)	112	(142)	(481)	171	452	112
Other Comprehensive Income, Net of Income Taxes	6	—	—	6	(6)	6
Comprehensive Income (Loss)	$118	$(142)	$(481)	$177	$446	$118

Condensed Consolidating Balance Sheets
March 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$14	$5	$841	$254	$—	$1,114
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	41	702	—	743
Due from affiliates	14,987	22,125	—	—	(37,112)	—
Other	2	27	70	89	—	188
Total Current Assets	15,003	22,157	953	1,051	(37,112)	2,052
Property, Plant, and Equipment, net	—	—	3,181	6,563	—	9,744
Restricted Cash and Securities	3	—	15	1	—	19
Goodwill and Other Intangibles, net	—	—	371	8,667	—	9,038
Investment in Subsidiaries	16,700	14,342	3,726	—	(34,768)	—
Other Assets, net	25	126	9	290	—	450
Total Assets	$31,731	$36,625	$8,255	$16,572	$(71,880)	$21,303

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$225	$404	$—	$629
Current portion of long-term debt	—	494	3	13	—	510
Accrued payroll and employee benefits	—	—	135	42	—	177
Accrued interest	12	170	—	5	—	187
Current portion of deferred revenue	—	—	114	186	—	300
Due to affiliates	—	—	35,463	1,649	(37,112)	—
Other	—	2	82	66	—	150
Total Current Liabilities	12	666	36,022	2,365	(37,112)	1,953
Long-Term Debt, less current portion	900	9,900	16	174	—	10,990
Deferred Revenue, less current portion	—	—	599	296	—	895
Other Liabilities	15	24	127	582	—	748
Commitments and Contingencies
Stockholders' Equity (Deficit)	30,804	26,035	(28,509)	13,155	(34,768)	6,717
Total Liabilities and Stockholders' Equity (Deficit)	$31,731	$36,625	$8,255	$16,572	$(71,880)	$21,303

Condensed Consolidating Balance Sheets
December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$307	$261	$—	$580
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	34	703	—	737
Due from affiliates	14,522	21,270	—	—	(35,792)	—
Other	2	21	45	97	—	165
Total Current Assets	14,531	21,296	387	1,067	(35,792)	1,489
Property, Plant, and Equipment, net	—	—	3,152	6,708	—	9,860
Restricted Cash and Securities	3	—	16	1	—	20
Goodwill and Other Intangibles, net	—	—	373	8,730	—	9,103
Investment in Subsidiaries	16,686	14,777	3,729	—	(35,192)	—
Other Assets, net	28	129	9	309	—	475
Total Assets	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$215	$449	$—	$664
Current portion of long-term debt	333	—	3	13	—	349
Accrued payroll and employee benefits	—	—	174	99	—	273
Accrued interest	12	158	—	4	—	174
Current portion of deferred revenue	—	—	118	169	—	287
Due to affiliates	—	—	34,401	1,391	(35,792)	—
Other	—	2	62	103	—	167
Total Current Liabilities	345	160	34,973	2,228	(35,792)	1,914
Long-Term Debt, less current portion	900	9,893	16	175	—	10,984
Deferred Revenue, less current portion	—	—	617	304	—	921
Other Liabilities	16	24	125	600	—	765
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,987	26,125	(28,065)	13,508	(35,192)	6,363
Total Liabilities and Stockholders' Equity (Deficit)	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(7)	$(137)	$(82)	$531	$—	$305
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(77)	(177)	—	(254)
Decrease in restricted cash and securities, net	—	—	1	—	—	1
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Other	—	—	—	—	—	—
Net Cash Used in Investing Activities	—	—	(76)	(176)	—	(252)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	492	—	—	—	492
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(2)	—	(2)
Increase (decrease) due from/to affiliates, net	14	(355)	692	(351)	—	—
Net Cash Provided by (Used in) Financing Activities	14	137	692	(353)	—	490
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(9)	—	(9)
Net Change in Cash and Cash Equivalents	7	—	534	(7)	—	534
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$14	$5	$841	$254	$—	$1,114

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(16)	$(125)	$183	$99	$—	$141
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(74)	(89)	—	(163)
Decrease in restricted cash and securities, net	—	—	—	1	—	1
Proceeds from sale of property, plant and equipment and other assets	—	—	—	1	—	1
Other	—	—	—	(1)	—	(1)
Net Cash Used in Investing Activities	—	—	(74)	(88)	—	(162)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	—	—	—
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(3)	—	(3)
Increase (decrease) due from/to affiliates, net	16	125	(100)	(41)	—	—
Net Cash Provided by (Used in) Financing Activities	16	125	(100)	(44)	—	(3)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	—	—	9	(33)	—	(24)
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$8	$6	$356	$237	$—	$607

(12) Subsequent Events

On April 1, 2015, all of the outstanding principal amount of the 9.375% Senior Notes Due 2019 was redeemed at a redemption price equal to 104.688% of the principal amount. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the issuance on January 29, 2015 of its 5.625% Senior Notes due 2023.  The Company will recognize a loss on extinguishment of debt of approximately $36 million in Other, net in the second quarter of 2015 as a result of the redemption of the 9.375% Senior Notes due 2019.
On April 28, 2015, Level 3 Financing issued $700 million aggregate principal amount of its 5.125% Senior Notes due 2023 (the "2023 Notes") and $800 million aggregate principal amount of its 5.375% Senior Notes due 2025 (the "2025 Notes") in a private offering. The 2023 Notes were priced at par and mature on May 1, 2023, and will pay interest on March 1 and September 1 of each year beginning on September 1, 2015. The 2025 Notes were priced at par and mature on May 1, 2025, and will pay interest on March 1 and September 1 of each year beginning on September 1, 2015.
The net proceeds from the offering of the 2023 Notes and 2025 Notes together with cash on hand, will be used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019. In the second quarter 2015, the Company expects to recognize a loss on extinguishment of debt of approximately $100 million as a result of these transactions that will be recognized in Other, net.
On May 8, 2015, Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan ("Tranche B-II 2022 Term Loan"). The Tranche B-II 2022 Term Loan bears interest at LIBOR plus 2.75 percent, with a minimum LIBOR of 0.75 percent, and will mature on May 31, 2022. The Tranche B-II 2022 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront fee of 25 basis points at closing. In the second quarter 2015, the Company expects to recognize a loss on modification and extinguishment of debt of approximately $27 million as a result of this transaction that will be recognized in Other, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) Consolidated Financial Statements (including the notes thereto), included elsewhere herein and the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

On October 31, 2014, the Company completed the merger with tw telecom inc. (“tw telecom”) and tw telecom became a wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger").

Business Strategy and Objectives

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2014. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by its Core Network Services;

•	focusing on our enterprise customers, as this customer group has the largest potential for growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	reducing network costs and operating expenses;

•	achieving and maintaining sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision making and interactions with its mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for profit contribution; and

•	refinancing its future debt maturities.

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

Revenue by Channel:

As a result of the integration of tw telecom in North America in the first quarter of 2015 (see Note 2 - Events Associated with the Merger of tw telecom), the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. As a result of the change, the Company's reportable segments now consist of 1) North America, 2) Europe, the Middle East and Africa (EMEA) and 3) Latin America. Effective the first quarter of 2015, tw telecom has been integrated into North America.

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Core Network Services:
North America - Wholesale Channel	$438	$368
North America - Enterprise Channel	1,097	675
EMEA - Wholesale Channel	69	87
EMEA - Enterprise Channel	138	138
Latin America - Wholesale Channel	40	40
Latin America - Enterprise Channel	145	149
Total Core Network Services	1,927	1,457
Wholesale Voice Services and Other	126	152
Total Revenue	$2,053	$1,609

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services and Other revenue from sales of long distance voice services.

Core Network Services revenue represents higher profit services and Wholesale Voice Services and Other revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services and Other revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services and Other revenue component. The Company believes that performance in its communications business is best gauged by analyzing revenue changes in Core Network Services.

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

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises, as well as government markets, the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, certain academic institutions and regional service providers.

•
The wholesale channel includes revenue from incumbent and alternative carriers in each of the regions, global carriers, wireless carriers, cable companies, satellite companies and voice service providers.

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

For a detailed description of the Company's broad range of communications services, please see Item 1. "Business - Our Service Offerings" of the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2014, for a description of the Company's critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2015 vs. 2014

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change %
Revenue	$2,053	$1,609	28%
Network Access Costs	723	614	18%
Network Related Expenses	356	292	22%
Depreciation and Amortization	288	184	57%
Selling, General and Administrative Expenses	370	255	45%
Total Costs and Expenses	1,737	1,345	29%
Operating Income	316	264	20%
Other Income (Expense):
Interest Income	1	—	NM
Interest expense	(180)	(151)	19%
Other, net	(10)	6	NM
Total Other Expense	(189)	(145)	30%
Income Before Income Taxes	127	119	7%
Income Tax Expense	(5)	(7)	(29)%
Net Income	$122	$112	9%
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Service and Product Offering:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$154	$145	6%
Transport and Fiber	588	502	17%
IP and Data Services	881	573	54%
Voice Services (Local and Enterprise)	304	237	28%
Total Core Network Service Revenue	1,927	1,457	32%
Wholesale Voice Services and Other Revenue	126	152	(17)%
Total Revenue	$2,053	$1,609	28%

Revenue increased 28% to $2.053 billion in the three months ended March 31, 2015 compared to $1.609 billion in the same period of 2014. The increase was primarily driven by the additional revenue associated with acquisition of tw telecom in the fourth quarter of 2014. Excluding revenue from the tw telecom acquisition, the increase in revenue was driven by growth in Core Network Services revenue from enterprise customers partially offset by declines in Wholesale Voice Services and Other Revenue.

The Company experienced continued growth in its IP and data services, transport and fiber services and voice services during the three months ended March 31, 2015 compared to the same periods of 2014 driven primarily by the acquisition of tw telecom, end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The Company also experienced modest growth in colocation and datacenter services during the three months ended March 31, 2015.

Core Network Services revenue increased in the North America region during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of the tw telecom acquisition. Excluding the revenue from the tw telecom acquisition, Core Network Services revenue increased in the North America region during the three months ended March 31, 2015 compared to the same period of 2014 as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by decreases in EMEA and Latin America due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Wholesale Voice Services and Other revenue decreased in the three months ended March 31, 2015 compared to the same periods of 2014 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability.

Wholesale Voice Services revenue decreased in North America and EMEA in the three months ended March 31, 2015 compared to the same period of 2014, due to competitive pressures and the Company's focus on maintaining or growing its profitability. Wholesale Voice Services and Other revenue increased in Latin America in the three months ended March 31, 2015 compared to the same periods of 2014 due to expansion of services provided to existing customers. Wholesale Voice Services and Other revenue in EMEA and Latin America were negatively effected by the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

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

Network Access Costs as a percentage of total revenue was 35% in the three months ended March 31, 2015 compared to 38% in the same period of 2014. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decrease in lower profit Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network expenses.

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

Network Related Expenses increased to $356 million from $292 million in the three months ended March 31, 2015 and 2014, respectively. The increase was primarily related to Network Related Expenses associated with the tw telecom acquisition.

Depreciation and Amortization increased 57% to $288 million in the three months ended March 31, 2015 from $184 million in the same period of 2014. The increase is primarily attributable to depreciation and amortization charges associated with the assets acquired from tw telecom. Excluding the depreciation and amortization expenses associated with the tw telecom acquisition, the increase is driven by increased capital expenditures.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses increased 45% to $370 million in the three months ended March 31, 2015 compared to $255 million in the same period of 2014. The increase was primarily related to SG&A Expenses associated with the tw telecom acquisition, including integration costs of $5 million, higher employee compensation and related costs.

Non-cash, stock-based compensation expense included in the three months ended March 31, 2015 and 2014, is $31 million and $10 million, respectively, related to outperform stock options, restricted stock units, performance restricted stock units, accruals for the Company's incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in the first quarter of 2015 compared to the first quarter of 2014 was primarily related to grants of performance restricted stock units and increased matching contributions for the Company's 401(k) plan. Approximately $26 million and $9 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended March 31, 2015 and 2014, respectively. Approximately $5 million and $1 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended March 31, 2015 and 2014, respectively.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by the Company:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Net Income	$122	$112
Income Tax Expense	5	7
Interest Expense	180	151
Other, net	9	(6)
Depreciation and Amortization	288	184
Non-Cash Stock Compensation Attributable to Stock Awards	31	10
Adjusted EBITDA	$635	$458

Consolidated Adjusted EBITDA was $635 million in the three months ended March 31, 2015 compared to $458 million in the same period of 2014. The increase in Adjusted EBITDA is primarily attributable to the tw telecom acquisition. Excluding the Adjusted EBITDA associated with the tw telecom acquisition, the increase in Adjusted EBITDA is attributable to growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs and lower Network Related Expenses as a percentage of revenue.

Adjusted EBITDA increased in the North America region in the three months ended March 31, 2015, compared to 2014 primarily as a result of the tw telecom acquisition. Excluding the Adjusted EBITDA attributable to the tw telecom acquisition, the increase in Adjusted EBITDA is a result of growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network expenses. Adjusted EBITDA increased in the EMEA region in the three months ended March 31, 2015, compared to 2014 as a result initiatives resulting in reduced fixed and variable network expenses. Adjusted EBITDA decreased in the Latin American region in the three months ended March 31, 2015, compared to 2014 primarily as a result of the reduction in revenue generated during the quarter driven by the appreciation of the U.S. dollar against currencies in Latin America. See Note 9 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Interest Expense increased 19% to $180 million in the three months ended March 31, 2015 from $151 million in the same period of 2014. Interest expense increased as a result of increased borrowings used to fund the acquisition of tw telecom and due to the issuance of senior notes in January 2015. However, Level 3 Financing redeemed its 9.375% Senior Notes on April 1, 2015.

The Company expects annual interest expense in 2015 of approximately $660 million based on current interest rates on the Company's debt outstanding as of March 31, 2015.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net, including $1 million of interest income, was $9 million of expense in the three months ended March 31, 2015 compared to $6 million of income in the three months ended March 31, 2014. The Other, net income in the first quarter 2014 is primarily due to miscellaneous gains. The Other, net expense in the three months ended March 31, 2015 was incurred primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $5 million in the three months ended March 31, 2015 compared to $7 million in the three months ended March 31, 2014. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three months ended March 31, 2015 is not necessarily indicative of income tax expense for the year ended December 31, 2015. The Company's tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

The Company monitors its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance. If the Company continues to generate income before taxes in future periods, it is likely the conclusion about the appropriateness of the valuation allowance could change in a future period, and the Company could record a substantial benefit in its consolidated statement of operations when that occurs.

Financial Condition— For the Three Months Ended March 31, 2015 and 2014

Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Net Cash Provided by Operating Activities	$305	$141	$164
Net Cash Used in Investing Activities	(252)	(162)	(90)
Net Cash Provided by (Used in) Financing Activities	490	(3)	493
Effect of Exchange Rates on Cash and Cash Equivalents	(9)	—	(9)
Net Change in Cash and Cash Equivalents	$534	$(24)	$558

Operating Activities
Cash provided by operating activities was $305 million in the three months ended March 31, 2015 compared to cash provided by operating activities of $141 million in the same period of 2014. The increase in cash provided by operating activities was primarily due to growth in earnings.

Investing Activities

Cash used in investing activities increased in the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of an increase in capital expenditures, which totaled $254 million in the three months ended March 31, 2015 and $163 million in the same period of 2014.

Financing Activities

Cash provided by financing activities of $490 million in the three months ended March 31, 2015, increased compared to $3 million used in financing activities in the same period of 2014 due to proceeds from the issuance of $500 million aggregate principal amount of the 5.625% Senior Notes due 2023. The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, were used to redeem all $500 million aggregate principal amount of Level 3 Financing's 9.375% Senior Notes due 2019, which occurred on April 1, 2015.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2015 and 2014 was a loss of $9 million and $0 million, respectively. The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2015 was primarily due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Liquidity and Capital Resources

The Company recognized net income of $122 million in the three months ended March 31, 2015 and a net income of $112 million in the same period of 2014. The Company used cash of $254 million for capital expenditures and received $490 million for financing activities in the three months ended March 31, 2015. This compares to $163 million of cash used for capital expenditures and $3 million of cash flows used in financing activities in the three months ended March 31, 2014.

Net cash interest payments are expected to increase to approximately $645 million in 2015 from $598 million in 2014 based on current interest rates on the Company's debt outstanding as of March 31, 2015.

Capital expenditures for 2015 are expected to be approximately 15% of total revenue, slightly up from 13.4% in 2014, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, which is tied to a specific customer revenue opportunity, and project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

As of March 31, 2015, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $515 million that mature in the remaining nine months of 2015, $8 million in 2016 and $8 million in 2017.

The Company had $1,114 million of cash and cash equivalents on hand at March 31, 2015. The Company also had $26 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company at March 31, 2015. In addition, $72 million of the Company's total cash and cash equivalents as of March 31, 2015 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $72 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government.

On February 10, 2015 the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which was implemented as the third system in the Venezuelan three-tier exchange control mechanism and will allow for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market has replaced the SICAD II rate. At March 31, 2015, the SIMADI exchange rate was 193.0 and the SICAD I exchange rate was 12.0 Venezuelan bolivares to the U.S. dollar.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of March 31, 2015, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at March 31, 2015, was approximately 4.2%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 3.5% plus LIBOR, with a minimum fixed LIBOR of 1% for the $2 billion Tranche B 2022 Term Loan. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.27% at March 31, 2015, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $16 million as of March 31, 2015.

At March 31, 2015, the Company had $6.6 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.1%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD I. The Venezuelan government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD I rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD I auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses, franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. At March 31, 2015, the CENCOEX official exchange rate was 6.3, the SICAD I exchange rate was 12.0 Venezuelan bolivares to the U.S. dollar.

The $72 million value of the Company's bolivar denominated cash balance at March 31, 2015 reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate of 6.3 to the SICAD I exchange rate of 12.0 Venezuelan bolivares to the U.S. dollar during the first quarter of 2014.

On February 10, 2015, the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which was implemented as the third system in the Venezuelan three-tier exchange control mechanism and allows for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market has replaced the SICAD II rate. At March 31, 2015, the SIMADI exchange rate was 193.0 Venezuelan bolivares to the U.S. dollar.

In the three months ended March 31, 2015, based on additional experience with the foreign exchange mechanisms, the Company continues to use SICAD I, or 12 Venezuelan bolivares to the U.S. dollar as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. The Company completed the acquisition of tw telecom on October 31, 2014. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of tw telecom. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 10 — Commitments, Contingencies and Other Items, to our Consolidated Financial Statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2014, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2014, have not materially changed.

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	May 8, 2015	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer