Form 10-Q
period 2015-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2015-08-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 5, 2015:

Common Stock: 355,833,110 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2015	2014	2015	2014

Revenue	$2,061	$1,625	$4,114	$3,234
Costs and Expenses:
Network Access Costs	696	613	1,419	1,227
Network Related Expenses	363	302	719	594
Depreciation and Amortization	288	187	576	371
Selling, General and Administrative Expenses	364	267	734	522
Total Costs and Expenses	1,711	1,369	3,448	2,714
Operating Income	350	256	666	520
Other Income (Expense):
Interest Income	—	—	1	—
Interest Expense	(165)	(149)	(345)	(300)
Loss on Modification and Extinguishment of Debt	(163)	—	(163)	—
Other, net	(17)	(44)	(27)	(38)
Total Other Expense	(345)	(193)	(534)	(338)
Income Before Income Taxes	5	63	132	182
Income Tax Expense	(18)	(12)	(23)	(19)
Net Income (Loss)	$(13)	$51	$109	$163

Basic Earnings (Loss) per Common Share
Net Income (Loss) Per Share	$(0.04)	$0.21	$0.31	$0.69
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	354,471	237,376	350,693	236,510

Diluted Earnings (Loss) per Common Share
Net Income (Loss) Per Share	$(0.04)	$0.21	$0.31	$0.68
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	354,471	241,406	354,325	240,890

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2014	2015	2014
Net Income (Loss)	$(13)	$51	$109	$163
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	84	13	(57)	18
Other, net	1	—	1	1
Other Comprehensive Income (Loss), Before Income Taxes	85	13	(56)	19
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	85	13	(56)	19
Comprehensive Income	$72	$64	$53	$182

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except per share data)	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$549	$580
Restricted cash and securities	8	7
Receivables, less allowances for doubtful accounts of $33 and $30, respectively	756	737
Other	190	165
Total Current Assets	1,503	1,489
Property, Plant and Equipment, net of accumulated depreciation of $9,990 and $9,629, respectively	9,900	9,860
Restricted Cash and Securities	43	20
Goodwill	7,747	7,689
Other Intangibles, net	1,240	1,414
Other Assets, net	451	475
Total Assets	$20,884	$20,947
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$637	$664
Current portion of long-term debt	17	349
Accrued payroll and employee benefits	202	273
Accrued interest	125	174
Current portion of deferred revenue	280	287
Other	179	167
Total Current Liabilities	1,440	1,914
Long-Term Debt, less current portion	11,001	10,984
Deferred Revenue, less current portion	892	921
Other Liabilities	734	765
Total Liabilities	14,067	14,584
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 354,567,656 issued and outstanding at June 30, 2015 and 341,361,420 issued and outstanding at December 31, 2014	4	3
Additional paid-in capital	19,559	19,159
Accumulated other comprehensive loss	(203)	(147)
Accumulated deficit	(12,543)	(12,652)
Total Stockholders’ Equity	6,817	6,363
Total Liabilities and Stockholders’ Equity	$20,884	$20,947

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$109	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576	371
Non-cash compensation expense attributable to stock awards	58	26
Loss on modification and extinguishment of debt	163	—
Accretion of debt discount and amortization of debt issuance costs	13	17
Accrued interest on long-term debt, net	(40)	6
Non-cash tax adjustments	—	(4)
Deferred income taxes	(10)	14
Loss (gain) on sale of property, plant and equipment and other assets	1	(1)
Other, net	30	—
Changes in working capital items:
Receivables	(32)	(49)
Other current assets	(36)	(30)
Accounts payable	(22)	(18)
Deferred revenue	(4)	(22)
Other current liabilities	(82)	(29)
Net Cash Provided by Operating Activities	724	444
Cash Flows from Investing Activities:
Capital expenditures	(571)	(404)
(Increase) decrease in restricted cash and securities, net	(24)	2
Proceeds from sale of property, plant and equipment and other assets	2	—
Net Cash Used in Investing Activities	(593)	(402)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	3,948	—
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(4,098)	(6)
Net Cash Used in Financing Activities	(150)	(6)
Effect of Exchange Rates on Cash and Cash Equivalents	(12)	(30)
Net Change in Cash and Cash Equivalents	(31)	6
Cash and Cash Equivalents at Beginning of Period	580	631
Cash and Cash Equivalents at End of Period	$549	$637

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$366	$277
Income taxes paid, net of refunds	$29	$24
Non-cash Financing Activities:
Capital lease obligations incurred	$6	$—
Long-term debt conversion into equity	$333	$—
Accrued interest conversion into equity	$10	$—

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

On October 31, 2014, the Company completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became an indirect, wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger"). See Note 2 - Events Associated with the Merger of tw telecom inc.

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

The accompanying Consolidated Balance Sheet as of December 31, 2014, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance is effective retrospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial condition or have any effect on the Company’s consolidated results of operations.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial application. The Company does not expect to adopt the ASU early, has not yet selected a transition method and is currently evaluating the effect of adopting this ASU on its consolidated financial statements and related disclosures.

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total Revenue	$2,030	$4,033
Net Income	$45	$147
Net Income per Share - Basic	$0.13	$0.44
Net Income per Share- Diluted	$0.13	$0.43

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

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative

Expenses in the Company's Consolidated Statements of Operations. Since the acquisition date, Level 3 incurred total acquisition related transaction and integration costs of approximately $91 million through June 30, 2015. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2015.

(3) Earnings Per Share

The Company computes basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards.

The effect of approximately 18 million shares issuable pursuant to the various series of convertible notes outstanding at June 30, 2014 has not been included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 because their inclusion would have been anti-dilutive to the computation. The effect of approximately 5 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") outstanding at June 30, 2014, have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2014. The effect of approximately 4 million OSOs and RSUs outstanding June 30, 2015 has not been included in the computation of diluted loss per share for the three months ended June 30, 2015 because their inclusion would have been anti-dilutive to the computation but have been included in the computation of diluted earnings per share for the six months ended June 30, 2015.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of June 30, 2015 and December 31, 2014 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(835)	$1,140
Trademarks	55	(52)	3
Patents and Developed Technology	230	(148)	82
	2,260	(1,035)	1,225
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,035)	$1,240
December 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,977	$(741)	$1,236
Trademarks	115	(47)	68
Patents and Developed Technology	228	(133)	95
	2,320	(921)	1,399
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,335	$(921)	$1,414

Acquired finite-lived intangible asset amortization expense was $58 million and $114 million for the three and six months ended June 30, 2015 and $17 million and $36 million for the three and six months ended June 30, 2014.

At June 30, 2015, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 6.3 years for customer contracts and relationships, 0.3 years for trademarks and 3.6 years for patents and developed technology.

As of June 30, 2015, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years is as follows (dollars in millions):

2015 (remaining six months)	$111
2016	212
2017	196
2018	193
2019	182
2020	166
Thereafter	165
$1,225

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2015 and December 31, 2014.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the six months ended June 30, 2015 and June 30, 2014.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of June 30, 2015 and December 31, 2014:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,594	$4,590	$4,596	$4,593	$—	$—
Senior Notes	6,215	6,203	6,310	6,481	—	—
Convertible Notes	—	333	—	—	—	868
Capital Leases and Other	209	207	—	—	209	207
Total Long-term Debt, including the current portion	$11,018	$11,333	$10,906	$11,074	$209	$1,075

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both June 30, 2015 and December 31, 2014. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.3 billion at June 30, 2015 and $6.5 billion at December 31, 2014, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

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

(6) Long-Term Debt

As of June 30, 2015 and December 31, 2014, long-term debt was as follows:

(dollars in millions)	June 30, 2015	December 31, 2014
Senior Secured Term Loan*	$4,611	$4,611
Floating Rate Senior Notes due 2018 (3.914% as of June 30, 2015 and 3.826% as of December 31, 2014)	300	300
9.375% Senior Notes due 2019	—	500
8.125% Senior Notes due 2019	—	1,200
8.875% Senior Notes due 2019	—	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
5.375% Senior Notes due 2022	1,000	1,000
5.75% Senior Notes due 2022	600	600
5.625% Senior Notes due 2023	500	—
5.125% Senior Notes due 2023	700	—
5.375% Senior Notes due 2025	800	—
7% Convertible Senior Notes due 2015	—	58
7% Convertible Senior Notes due 2015 Series B	—	275
Capital Leases	209	207
Total Debt Obligations	11,035	11,366
Unamortized Discount:
Discount on Senior Secured Term Loan	(17)	(21)
Discount on 9.375% Senior Notes due 2019	—	(6)
Discount on 8.125% Senior Notes due 2019	—	(6)
Total Unamortized Discount	(17)	(33)
Carrying Value of Debt	11,018	11,333
Less current portion	(17)	(349)
Long-term Debt, less current portion	$11,001	$10,984

* The $2 billion Tranche B Term Loan due 2022 had an interest rate of 4.5% as of December 31, 2014 and the $2 billion Tranche B-II Term Loan due 2022, which refinanced the Tranche B Term Loan due 2022 in full, had an interest rate of 3.5% as of June 30, 2015. The $815 million Tranche B-III Term Loan due 2019 and the $1.796 billion Tranche B Term Loan due 2020 each had an interest rate of 4.0% as of June 30, 2015 and December 31, 2014.

2015 Debt Issuances, Redemptions and Registrations

5.625% Senior Notes due 2023

In January 2015, the Company's wholly owned subsidiary, Level 3 Financing, Inc. (“Level 3 Financing”) issued $500 million in aggregate principal amount of its 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, were used to redeem, on April 1, 2015, all of Level 3 Financing’s approximately $500 million aggregate principal amount of 9.375% Senior Notes due 2019, including accrued interest, applicable premiums and expenses. Total loss on extinguishment of debt related to the 9.375% Senior Notes due 2019 for the three months ended June 30, 2015 was $36 million.

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

5.125% Senior Notes due 2023 and 5.375% Senior Notes due 2025

In April 2015, Level 3 Financing issued $700 million in aggregate principal amount of its 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”) and $800 million in aggregate principal amount of its 5.375% Senior Notes due 2025 (the “5.375% Senior Notes”). The net proceeds from the offering of the 5.125% Senior Notes and 5.375% Senior Notes, together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019, including accrued interest, applicable premiums and expenses. Total loss on extinguishment of debt related to the 8.125% Senior Notes due 2019 for the three months ended June 30, 2015 was $82 million and total loss on extinguishment of debt related to the 8.875% Senior Notes due 2019 for the three months ended June 30, 2015 was $18 million.

The 5.125% Senior Notes will mature on May 1, 2023. Interest on the 5.125% Senior Notes is payable on March 1 and September 1 of each year, beginning on September 1, 2015. The 5.375% Senior Notes will mature on May 1, 2025. Interest on the 5.375% Senior Notes is payable on March 1 and September 1 of each year, beginning on September 1, 2015.

Debt issuance costs of approximately $25 million were capitalized and are being amortized over the respective term of the notes.

The 5.125% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to May 1, 2018, at 100% of the principal amount of 5.125% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and (ii) on and after May 1, 2018, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

Year	Redemption Price
2018	102.5625%
2019	101.2813%
2020 and thereafter	100.0000%

At any time or from time to time on or prior to May 1, 2018, the Company may redeem up to 40% of the original aggregate principal amount of the 5.125% Senior Notes at a redemption price equal to 105.125% of the principal amount of the 5.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.125% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The 5.375% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ prior notice, (i) prior to May 1, 2020, at 100% of the principal amount of 5.375% Senior Notes so redeemed plus (A) the applicable make-whole premium set forth in the Indenture, as of the redemption date and (B) accrued and unpaid interest thereon (if any) up to, but not including, the redemption date, and (ii) on and after May 1,

2020, at the redemption prices set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

Year	Redemption Price
2020	102.6875%
2021	101.7917%
2022	101.8958%
2023 and thereafter	100.0000%

At any time or from time to time on or prior to May 1, 2018, the Company may redeem up to 40% of the original aggregate principal amount of the 5.375% Senior Notes at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) up to, but not including the redemption date, with the net cash proceeds contributed to Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate. However, at least 60% of the original aggregate principal amount of the 5.375% Senior Notes must remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days following such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

Senior Secured Tranche B-II Term Loan due 2022

On May 8, 2015, Level 3 Financing, Inc. refinanced its existing $2 billion senior secured Tranche B Term Loan under its existing senior credit facility through the creation of a new senior secured Tranche B-II 2022 term loan in the aggregate principal amount of $2 billion (the "Tranche B-II 2022 Term Loan"). The Tranche B-II 2022 Term Loan was borrowed pursuant to an amended and restated credit agreement. The Tranche B-II 2022 Term Loan has an interest rate of LIBOR plus 2.75%, with a minimum LIBOR of 0.75%, and will mature on May 31, 2022. The Tranche B-II 2022 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront fee of 25 basis points at closing.

The $2 billion Tranche B 2022 Term Loan had an interest rate of LIBOR plus 3.50%, with a minimum LIBOR of 1.00%, and matured on January 31, 2022. The Company expensed debt issuance costs of approximately $20 million for the portion of the transaction considered to be an extinguishment.

Debt issuance costs related to the Tranche B 2022 Term Loan of approximately $16 million continue to be amortized as interest expense using the new effective interest rate over its term for the portion of the transaction considered to be a modification.

Total loss on modification and extinguishment of debt related to the Tranche B 2022 Term Loan for the three months ended June 30, 2015 was $27 million.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of June 30, 2015 (dollars in millions):

2015 (remaining six months)	$13
2016	9
2017	8
2018	308
2019	823
2020	3,479
Thereafter	6,395
$11,035

(7) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive income (loss) before reclassifications	18	(2)	16
Amounts reclassified from accumulated other comprehensive income	—	3	3
Balance at June 30, 2014	$85	$(30)	$55

Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(57)	—	(57)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Balance at June 30, 2015	$(168)	$(35)	$(203)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock awards for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outperform Stock Options	$1	$2	$3	$4
Restricted Stock Units	11	6	22	12
Performance Restricted Stock Units	8	3	13	3
401(k) Match Expense	7	5	20	12
Restricted Stock Unit Bonus Grant	—	—	—	(5)
	$27	$16	$58	$26

As of June 30, 2015, there were approximately 1 million OSOs outstanding. As of June 30, 2015, there were approximately 4 million restricted stock units and performance restricted stock units outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014.

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

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Core Network Services Revenue:
North America	$1,551	$1,051	$3,086	$2,094
EMEA	204	229	411	454
Latin America	186	199	371	388
Total Core Network Services Revenue	1,941	1,479	3,868	2,936

Wholesale Voice Services and Other Revenue:
North America	115	137	233	282
EMEA	3	5	7	10
Latin America	2	4	6	6
Total Wholesale Voice Services and Other Revenue	120	146	246	298

Total Consolidated Revenue	$2,061	$1,625	$4,114	$3,234

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to consolidated net income (loss):

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Adjusted EBITDA:
North America	$767	$480	$1,507	$968
EMEA	57	56	113	110
Latin America	79	90	159	172
Unallocated Corporate Expenses	(238)	(167)	(479)	(333)
Consolidated Adjusted EBITDA	665	459	1,300	917
Income Tax Expense	(18)	(12)	(23)	(19)
Total Other Expense	(345)	(193)	(534)	(338)
Depreciation and Amortization	(288)	(187)	(576)	(371)
Non-Cash Stock Compensation Attributable to Stock Awards	(27)	(16)	(58)	(26)
Total Consolidated Net Income (Loss)	$(13)	$51	$109	$163

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Capital Expenditures:
North America	$191	$105	$358	$202
EMEA	45	29	73	48
Latin America	46	43	74	71
Unallocated Corporate Capital Expenditures	35	64	66	83
Consolidated Capital Expenditures	$317	$241	$571	$404

The following table presents total consolidated assets by segment:

(dollars in millions)	June 30, 2015	December 31, 2014
Assets:
North America	$16,294	$16,242
EMEA	1,890	1,970
Latin America	2,432	2,451
Other	268	284
Total Consolidated Assets	$20,884	$20,947

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $165 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at June 30, 2015. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued may have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at June 30, 2015. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure is $51 million at June 30, 2015.

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

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, the Company challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. The Company filed an appeal with the Tribunal in February 2015. In May 2015, the Tribunal notified the Company of its administrative resolution declaring the assessments and corresponding fines null. The time for SUNAT to appeal this resolution remains open.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $45 million at June 30, 2015.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $51 million at June 30, 2015 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2015 and December 31, 2014, Level 3 had outstanding letters of credit or other similar obligations of approximately $48 million and $28 million, respectively, of which $44 million and $23 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$830	$1,276	$(45)	$2,061
Costs and Expense:
Network Access Costs	—	—	299	442	(45)	696
Network Related Expenses	—	—	231	132	—	363
Depreciation and Amortization	—	—	75	213	—	288
Selling, General and Administrative Expenses	1	—	268	95	—	364
Total Costs and Expenses	1	—	873	882	(45)	1,711
Operating Income (Loss)	(1)	—	(43)	394	—	350
Other Income (Expense):
Interest Income	—	—	—	—	—	—
Interest expense	(14)	(146)	(1)	(4)	—	(165)
Interest income (expense) affiliates, net	331	496	(769)	(58)	—	—
Equity in net earnings (losses) of subsidiaries	(311)	(516)	—	—	827	—
Other, net	(18)	(145)	(3)	(14)	—	(180)
Total Other Income (Expense)	(12)	(311)	(773)	(76)	827	(345)
Income (Loss) before Income Taxes	(13)	(311)	(816)	318	827	5
Income Tax Expense	—	—	—	(18)	—	(18)
Net Income (Loss)	(13)	(311)	(816)	300	827	(13)
Other Comprehensive Income (Loss), Net of Income Taxes	85	—	—	197	(197)	85
Comprehensive Income (Loss)	$72	$(311)	$(816)	$497	$630	$72

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,648	$2,563	$(97)	$4,114
Costs and Expense:
Network Access Costs	—	—	619	897	(97)	1,419
Network Related Expenses	—	—	461	258	—	719
Depreciation and Amortization	—	—	149	427	—	576
Selling, General and Administrative Expenses	2	—	515	217	—	734
Total Costs and Expenses	2	—	1,744	1,799	(97)	3,448
Operating Income (Loss)	(2)	—	(96)	764	—	666
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(33)	(301)	(2)	(9)	—	(345)
Interest income (expense) affiliates, net	664	997	(1,535)	(126)	—	—
Equity in net earnings (losses) of subsidiaries	(502)	(1,052)	177	—	1,377	—
Other, net	(18)	(145)	(1)	(26)	—	(190)
Total Other Income (Expense)	111	(501)	(1,361)	(160)	1,377	(534)
Income (Loss) before Income Taxes	109	(501)	(1,457)	604	1,377	132
Income Tax Expense	—	(1)	—	(22)	—	(23)
Net Income (Loss)	109	(502)	(1,457)	582	1,377	109
Other Comprehensive Income (Loss), Net of Income Taxes	(56)	—	—	56	(56)	(56)
Comprehensive Income (Loss)	$53	$(502)	$(1,457)	$638	$1,321	$53

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$760	$918	$(53)	$1,625
Costs and Expense:
Network Access Costs	—	—	288	378	(53)	613
Network Related Expenses	—	—	190	112	—	302
Depreciation and Amortization	—	—	69	118	—	187
Selling, General and Administrative Expenses	1	1	181	84	—	267
Total Costs and Expenses	1	1	728	692	(53)	1,369
Operating Income	(1)	(1)	32	226	—	256
Other Income (Expense):
Interest expense	(34)	(113)	1	(3)	—	(149)
Interest income (expense) affiliates, net	303	459	(727)	(35)	—	—
Equity in net earnings (losses) of subsidiaries	(217)	(561)	162	—	616	—
Other, net	—	—	1	(45)	—	(44)
Total Other Expense	52	(215)	(563)	(83)	616	(193)
Income (Loss) before Income Taxes	51	(216)	(531)	143	616	63
Income Tax Expense	—	(1)	—	(11)	—	(12)
Net Income (Loss)	51	(217)	(531)	132	616	51
Other Comprehensive Income (Loss), Net of Income Taxes	13	—	—	13	(13)	13
Comprehensive Income (Loss)	$64	$(217)	$(531)	$145	$603	$64

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,497	$1,849	$(112)	$3,234
Costs and Expense:
Network Access Costs	—	—	578	761	(112)	1,227
Network Related Expenses	—	—	372	222	—	594
Depreciation and Amortization	—	—	139	232	—	371
Selling, General and Administrative Expenses	1	1	324	196	—	522
Total Costs and Expenses	1	1	1,413	1,411	(112)	2,714
Operating Income	(1)	(1)	84	438	—	520
Other Income (Expense):
Interest expense	(68)	(225)	—	(7)	—	(300)
Interest income (expense) affiliates, net	591	918	(1,439)	(70)	—	—
Equity in net earnings (losses) of subsidiaries	(359)	(1,049)	340	—	1,068	—
Other, net	—	—	4	(42)	—	(38)
Total Other Expense	164	(356)	(1,095)	(119)	1,068	(338)
Income (Loss) before Income Taxes	163	(357)	(1,011)	319	1,068	182
Income Tax Expense	—	(2)	(1)	(16)	—	(19)
Net Income (Loss)	163	(359)	(1,012)	303	1,068	163
Other Comprehensive Income (Loss), Net of Income Taxes	19	—	—	19	(19)	19
Comprehensive Income (Loss)	$182	$(359)	$(1,012)	$322	$1,049	$182

Condensed Consolidating Balance Sheets
June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$13	$5	$289	$242	$—	$549
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	32	724	—	756
Due from affiliates	14,988	22,096	—	—	(37,084)	—
Other	1	18	77	94	—	190
Total Current Assets	15,002	22,119	399	1,067	(37,084)	1,503
Property, Plant, and Equipment, net	—	—	3,235	6,665	—	9,900
Restricted Cash and Securities	27	—	15	1	—	43
Goodwill and Other Intangibles, net	—	—	368	8,619	—	8,987
Investment in Subsidiaries	16,716	14,580	3,724	—	(35,020)	—
Other Assets, net	21	124	11	295	—	451
Total Assets	$31,766	$36,823	$7,752	$16,647	$(72,104)	$20,884

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$219	$416	$—	$637
Current portion of long-term debt	—	—	3	14	—	17
Accrued payroll and employee benefits	—	—	165	37	—	202
Accrued interest	11	108	—	6	—	125
Current portion of deferred revenue	—	—	106	174	—	280
Due to affiliates	—	—	35,781	1,303	(37,084)	—
Other	—	1	86	92	—	179
Total Current Liabilities	11	111	36,360	2,042	(37,084)	1,440
Long-Term Debt, less current portion	600	10,209	16	176	—	11,001
Deferred Revenue, less current portion	—	—	595	297	—	892
Other Liabilities	15	24	125	570	—	734
Commitments and Contingencies
Stockholders' Equity (Deficit)	31,140	26,479	(29,344)	13,562	(35,020)	6,817
Total Liabilities and Stockholders' Equity (Deficit)	$31,766	$36,823	$7,752	$16,647	$(72,104)	$20,884

Condensed Consolidating Balance Sheets
December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$307	$261	$—	$580
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	34	703	—	737
Due from affiliates	14,522	21,270	—	—	(35,792)	—
Other	2	21	45	97	—	165
Total Current Assets	14,531	21,296	387	1,067	(35,792)	1,489
Property, Plant, and Equipment, net	—	—	3,152	6,708	—	9,860
Restricted Cash and Securities	3	—	16	1	—	20
Goodwill and Other Intangibles, net	—	—	373	8,730	—	9,103
Investment in Subsidiaries	16,686	14,777	3,729	—	(35,192)	—
Other Assets, net	28	129	9	309	—	475
Total Assets	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$215	$449	$—	$664
Current portion of long-term debt	333	—	3	13	—	349
Accrued payroll and employee benefits	—	—	174	99	—	273
Accrued interest	12	158	—	4	—	174
Current portion of deferred revenue	—	—	118	169	—	287
Due to affiliates	—	—	34,401	1,391	(35,792)	—
Other	—	2	62	103	—	167
Total Current Liabilities	345	160	34,973	2,228	(35,792)	1,914
Long-Term Debt, less current portion	900	9,893	16	175	—	10,984
Deferred Revenue, less current portion	—	—	617	304	—	921
Other Liabilities	16	24	125	600	—	765
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,987	26,125	(28,065)	13,508	(35,192)	6,363
Total Liabilities and Stockholders' Equity (Deficit)	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(21)	$(339)	$(22)	$1,106	$—	$724
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(188)	(383)	—	(571)
(Increase) decrease in restricted cash and securities, net	(25)	—	1	—	—	(24)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	2	—	2
Net Cash Used in Investing Activities	(25)	—	(187)	(381)	—	(593)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	3,948	—	—	—	3,948
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(313)	(3,780)	—	(5)	—	(4,098)
Increase (decrease) due from/to affiliates, net	365	171	191	(727)	—	—
Net Cash Provided by (Used in) Financing Activities	52	339	191	(732)	—	(150)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(12)	—	(12)
Net Change in Cash and Cash Equivalents	6	—	(18)	(19)	—	(31)
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$13	$5	$289	$242	$—	$549

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(66)	$(222)	$370	$362	$—	$444
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(192)	(212)	—	(404)
Decrease in restricted cash and securities, net	—	—	—	2	—	2
Net Cash Used in Investing Activities	—	—	(192)	(210)	—	(402)
Cash Flows from Financing Activities:
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(6)	—	(6)
Increase (decrease) due from/to affiliates, net	66	222	(111)	(177)	—	—
Net Cash Provided by (Used in) Financing Activities	66	222	(111)	(183)	—	(6)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(30)	—	(30)
Net Change in Cash and Cash Equivalents	—	—	67	(61)	—	6
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$8	$6	$414	$209	$—	$637

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

As a result of the integration of tw telecom in North America in the first quarter of 2015 (see Note 2 - Events Associated with the Merger of tw telecom), the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. As a result of the change, the Company's reportable segments consist of 1) North America, 2) Europe, the Middle East and Africa (EMEA) and 3) Latin America. Effective the first quarter of 2015, tw telecom has been integrated into North America.

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

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises, regional service providers as well as government markets, the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia and certain academic institutions.

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

Seasonality and Fluctuations

The Company continues to expect business fluctuations to affect sequential quarterly trends in revenue, costs and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes and repricing for contract renewals. Historically, the Company's revenue and expense in the first quarter has been affected by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's

Consolidated Financial Statements are reported. Accordingly, the Company's operating results could also be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's historical experience with quarterly fluctuations may not necessarily be indicative of future results.

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

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2014 for a description of the Company's critical accounting policies.

Results of Operations for the Three and Six Months Ended June 30, 2015 vs. 2014

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Revenue	$2,061	$1,625	27%	$4,114	$3,234	27%
Network Access Costs	696	613	14%	1,419	1,227	16%
Network Related Expenses	363	302	20%	719	594	21%
Depreciation and Amortization	288	187	54%	576	371	55%
Selling, General and Administrative Expenses	364	267	36%	734	522	41%
Total Costs and Expenses	1,711	1,369	25%	3,448	2,714	27%
Operating Income	350	256	37%	666	520	28%
Other Income (Expense):
Interest Income	—	—	NM	1	—	NM
Interest expense	(165)	(149)	11%	(345)	(300)	15%
Loss on Modification and Extinguishment of Debt	(163)	—	NM	(163)	—	NM
Other, net	(17)	(44)	(61)%	(27)	(38)	(29)%
Total Other Expense	(345)	(193)	79%	(534)	(338)	58%
Income Before Income Taxes	5	63	(92)%	132	182	(27)%
Income Tax Expense	(18)	(12)	50%	(23)	(19)	21%
Net Income (Loss)	$(13)	$51	NM	$109	$163	(33)%
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Core Network Services:
North America - Wholesale Channel	$450	$367	23%	$888	$735	21%
North America - Enterprise Channel	1,101	684	61%	2,198	1,359	62%
EMEA - Wholesale Channel	68	86	(21)%	137	173	(21)%
EMEA - Enterprise Channel	136	143	(5)%	274	281	(2)%
Latin America - Wholesale Channel	40	42	(5)%	80	82	(2)%
Latin America - Enterprise Channel	146	157	(7)%	291	306	(5)%
Total Core Network Services	1,941	1,479	31%	3,868	2,936	32%
Wholesale Voice Services and Other	120	146	(18)%	246	298	(17)%
Total Revenue	$2,061	$1,625	27%	$4,114	$3,234	27%

Revenue by Service and Product Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$150	$146	3%	$304	$291	4%
Transport and Fiber	577	508	14%	1,165	1,010	15%
IP and Data Services	893	588	52%	1,774	1,161	53%
Voice Services (Local and Enterprise)	321	237	35%	625	474	32%
Total Core Network Service Revenue	1,941	1,479	31%	3,868	2,936	32%
Wholesale Voice Services and Other Revenue	120	146	(18)%	246	298	(17)%
Total Revenue	$2,061	$1,625	27%	$4,114	$3,234	27%

Revenue increased 27% to $2.061 billion in the three months ended June 30, 2015 compared to $1.625 billion in the same period of 2014 and increased 27% to $4.114 billion in the six months ended June 30, 2015 compared to $3.234 billion in the same period of 2014. The increase was primarily driven by the additional revenue associated with acquisition of tw telecom in the fourth quarter of 2014. Excluding revenue from the tw telecom acquisition of $442 million and $878 million in the three and six for months ended June 30, 2015, respectively, revenue remained generally consistent with the comparable periods in 2014 and included growth in Core Network Services revenue from enterprise customers offset by declines in Wholesale Voice Services and Other Revenue.

The Company experienced continued growth in its IP and data services, transport and fiber services and voice services during the three and six months ended June 30, 2015 compared to the same periods of 2014 driven primarily by the acquisition of tw telecom, end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The increase in IP and Data Services was predominantly driven by the Company’s VPN services and revenue from the tw telecom acquisition. Revenue from the tw telecom acquisition for the three months ended June 30, 2015 of $11 million, $66 million, $297 million and $68 million were attributable to Colocation and Datacenter Services, Transport and Fiber, IP and Data Services and Voice Services, respectively. Revenue from the tw telecom acquisition for the six months ended June 30, 2015 attributable to $23 million of Colocation and Datacenter Services, $134 million of Transport and Fiber, $586 million of IP and Data Services and $135 million of Voice Services. Excluding the revenues from the tw telecom acquisition, the Company experienced a modest decline in colocation and datacenter services during the three and six months ended June 30, 2015, primarily resulting from the adverse affect of the weakening of currencies in EMEA and Latin America against the U.S. dollar.

Core Network Services revenue increased in the North America region during the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily as a result of the tw telecom acquisition. Excluding the revenue from the tw telecom acquisition, Core Network Services revenue increased in the North America region during the three and six months ended June 30, 2015 compared to the same periods of 2014 as a result of growth in services provided to the existing enterprise customer base and the acquisition of new customers in the enterprise channel. These increases were partially offset by decreases of $21 million and $39 million in EMEA and $25 million and $41 million in Latin America for the three and six months ended June 30, 2015, respectively, due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Wholesale Voice Services and Other revenue decreased in the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability.

Wholesale Voice Services revenue decreased in North America, EMEA and Latin America in the three months ended June 30, 2015 compared to the same period in 2014. In the six months ended June 30, 2015 compared to the same periods of 2014, Wholesales Voice Services revenue decreased in North American and EMEA and remained flat in Latin America. The changes during the periods are primarily due to competitive pressures and the Company's focus on maintaining or growing the Wholesale Voice Services profitability. Wholesale Voice Services and Other revenue in EMEA and Latin America were primarily negatively effected by the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

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

Network Access Costs as a percentage of total revenue was 34% in the three months ended June 30, 2015 compared to 38% in the same period of 2014 and 34% in the six months ended June 30, 2015 compared to 38% in the same period of 2014. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decrease in lower profit Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs excluding the tw telecom transaction.

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

Network Related Expenses increased to $363 million from $302 million in the three months ended June 30, 2015 and 2014 and to $719 million from $594 million in the six months ended June 30, 2015 and 2014, respectively. The increase was primarily related to an increase in employee related expense of $37 million and $74 million and an increase in facilities and rent expense of $19 million and $36 million for the three and six months ended June 30, 2015, respectively, primarily due to the acquisition of tw telecom.

Depreciation and Amortization increased 54% to $288 million in the three months ended June 30, 2015 from $187 million in the same period of 2014 and to $576 million in the six months ended June 30, 2015 from $371 million in the same period of 2014. The increase is primarily attributable to depreciation and amortization charges associated with the assets acquired from tw telecom. Excluding the depreciation and amortization expenses associated with the tw telecom acquisition, the increase is driven by increased capital expenditures.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses increased 36% to $364 million in the three months ended June 30, 2015 compared to $267 million in the same period of 2014 and to $734 million in the six months ended June 30, 2015 compared to $522 million in the same period of 2014. The increase was primarily related to $67 million and $145 million of additional employee related expenses and an increase in professional services fees of $14 million and $29 million for the three and six months ended June 30, 2015, respectively, primarily due to the acquisition of tw telecom.

Non-cash, stock-based compensation expense included in the three and six months ended June 30, 2015 is $27 million and $58 million, respectively, and in the three and six months ended June 30, 2014, is $16 million and $26 million, respectively, related to outperform stock options, restricted stock units, performance restricted stock units, accruals for the Company's incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in stock-based compensation attributable to the 401(k) in 2015 compared to 2014 is due to bonuses being paid in cash in 2015 and combination of cash and stock in 2014 with stock not being matched with 401(k) contributions.  The increase in the second quarter of 2015 compared to the second quarter of 2014 was primarily related to grants of performance restricted stock units and increased matching contributions for the Company's 401(k) plan. Approximately $23 million and $14 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended June 30, 2015 and 2014, respectively, and approximately $49 million and $23 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the six months ended June 30, 2015 and 2014. Approximately $4 million and $2 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended June 30, 2015 and 2014, respectively, and approximately $9 million and $3 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the six months ended June 30, 2015 and 2014, respectively.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Net Income (Loss)	$(13)	$51	$109	$163
Income Tax Expense	18	12	23	19
Interest Expense	165	149	345	300
Loss on modification and extinguishment of debt	163	—	163	—
Other, net	17	44	26	38
Depreciation and Amortization	288	187	576	371
Non-Cash Stock Compensation Attributable to Stock Awards	27	16	58	26
Adjusted EBITDA	$665	$459	$1,300	$917

Consolidated Adjusted EBITDA was $665 million in the three months ended June 30, 2015 compared to $459 million in the same period of 2014 and $1,300 million in the six months ended June 30, 2015 compared to $917 million in the same period of 2014. The increase in Adjusted EBITDA is attributable to the acquisition of tw telecom, growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs and lower Network Related Expenses as a percentage of revenue. See Note 9 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased in the North America region in the three and six months ended June 30, 2015, compared to 2014 primarily as a result of the tw telecom acquisition. The increase in Adjusted EBITDA is a result of the tw telecom acquisition, growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network expenses. These increases were partially offset by a decrease in wholesale channel revenue in North America primarily driven by consolidation in the wholesale market.

Adjusted EBITDA increased in the EMEA region in the three and six months ended June 30, 2015, compared to 2014 as a result of initiatives that reduced fixed and variable network expenses, which were partially offset by the effect of the stronger U.S. dollar against European currencies. Consolidated Adjusted EBITDA for three and six months ended June 30, 2015 was negatively affected by approximately 1% each period versus the comparable prior periods as a result of the changes in foreign currency rates.

Adjusted EBITDA decreased in the Latin American region in the three and six months ended June 30, 2015, compared to 2014 primarily as a result of the effect of the stronger U.S. dollar against Latin American currencies. Consolidated Adjusted EBITDA for the three and six months ended June 30, 2015 was negatively affected by approximately 2% and 1%, respectively, versus the comparable prior periods, as a result of the changes in foreign currency rates. These decreases were partially offset by initiatives resulting in reduced fixed and variable network access costs.

Interest Expense increased 11% to $165 million in the three months ended June 30, 2015 from $149 million in the same period of 2014 and to $345 million in the six months ended June 30, 2015 from $300 million in the same period of 2014. Interest expense increased as a result of $34 million and $72 million of interest expense on additional borrowings used to fund the acquisition of tw telecom, partially offset by a $12 million and $17 million reduction of interest expense primarily as a result of the lower cost of borrowing on refinanced debt and a $14 million and $9 million reduction in interest expense as a result of the conversion of the 7% Convertible Senior Notes due 2015 into common equity, for the three and six months ended June 30, 2015, respectively.

The Company expects annual interest expense in 2015 of approximately $650 million based on current interest rates on the Company's debt outstanding as of June 30, 2015.

Loss on Modification and Extinguishment of Debt was $163 million in the three and six months ended June 30, 2015 related to certain refinancing transactions completed during the periods.

On April 1, 2015, all of the outstanding principal amount of Level 3 Financing's 9.375% Senior Notes Due 2019 was redeemed at a redemption price equal to 104.688% of the principal amount. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the issuance on January 29, 2015 of its 5.625% Senior Notes due 2023.  The Company recognized a loss on extinguishment of debt of $36 million in the second quarter of 2015 as a result of the redemption of the 9.375% Senior Notes due 2019.
On April 28, 2015, Level 3 Financing issued $700 million aggregate principal amount of its 5.125% Senior Notes due 2023 (the "2023 Notes") and $800 million aggregate principal amount of its 5.375% Senior Notes due 2025 (the "2025 Notes") in a private offering.
The net proceeds from the offering of the 2023 Notes and 2025 Notes together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019. In the second quarter 2015, the Company recognized a loss on extinguishment of debt of $100 million as a result of these redemptions.
On May 8, 2015, Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan. In the second quarter 2015, the Company recognized a loss on modification and extinguishment of debt of $27 million as a result of this refinancing.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $17 million of expense in the three months ended June 30, 2015 compared to $44 million of expense in the same period of 2014 and $26 million of expense in the six months ended June 30, 2015 compared to $38 million of expense in the same period of 2014. The Other, net expense in the three and six months ended June 30, 2014 is primarily due to the currency change from the officiate rate to SICAD I in Venezuela. The Other, net expense in the three and six months ended June 30, 2015 was incurred primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $18 million in the three months ended June 30, 2015 compared to $12 million in the three months ended June 30, 2014 and $23 million in the six months ended June 30, 2015 compared to $19 million in the six months ended June 30, 2014. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and six months ended June 30, 2015 is not necessarily indicative of income tax expense for the year ended December 31, 2015. The Company's tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns, and future profitability.  Based upon the weight of all available positive and negative evidence, the Company continues to maintain a full valuation allowance at June 30, 2015 for its U.S. deferred tax assets and does not currently believe that the realization of its U.S. deferred tax assets is more likely than not.  The Company monitors its cumulative loss position in the U.S. and other evidence each quarter to determine the appropriateness of its valuation allowance. If the Company continues to generate income before taxes in future periods and based on the level of profitability expected in the future, it is reasonably possible that the Company could release a significant portion of the valuation allowance against its U.S. deferred tax assets as early as the end of 2015.  When the valuation allowance release occurs, the Company could record a substantial tax benefit in its consolidated statement of operations. The Company has valuation allowances for its U.S. net operating losses of approximately $3 billion at June 30, 2015.

Financial Condition— For the Six Months Ended June 30, 2015 and 2014

Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Net Cash Provided by Operating Activities	$724	$444	$280
Net Cash Used in Investing Activities	(593)	(402)	(191)
Net Cash Used in Financing Activities	(150)	(6)	(144)
Effect of Exchange Rates on Cash and Cash Equivalents	(12)	(30)	18
Net Change in Cash and Cash Equivalents	$(31)	$6	$(37)

Operating Activities

Cash provided by operating activities was $724 million in the six months ended June 30, 2015 compared to cash provided by operating activities of $444 million in the same period of 2014. The increase in cash provided by operating activities was primarily due to growth in earnings driven by growth in the Company’s Core Network Services revenue, continued improvements in Network Access Costs and the acquisition of tw telecom. Also, contributing to the reduction in cash provided by operating activities was an increase in cash used for working capital of $28 million. Cash provided by operating activities is subject to variability period over period as a result of the timing of payments related to interest expense, accounts payable, bonus payments and capital expenditures.

Investing Activities

Cash used in investing activities increased in the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of an increase in capital expenditures, which totaled $571 million in the six months ended June 30, 2015 and $404 million in the same period of 2014.

Financing Activities

Cash used in financing activities of $150 million in the six months ended June 30, 2015, increased compared to $6 million used in financing activities in the same period of 2014.
On April 1, 2015, all of the outstanding principal amount of the 9.375% Senior Notes Due 2019 was redeemed at a redemption price equal to 104.688% of the principal amount. The net cash outflow related to the redemption was $523 million. To fund the redemption of these notes, Level 3 Financing used the net proceeds of $492 million from the issuance on January 29, 2015 of its 5.625% Senior Notes due 2023, along with cash on hand.
On April 28, 2015, Level 3 Financing issued $700 million aggregate principal amount of its 5.125% Senior Notes due 2023 (the "2023 Notes") and $800 million aggregate principal amount of its 5.375% Senior Notes due 2025 (the "2025 Notes") in a private offering. The net proceeds of these issuances were $1.476 billion.
The net proceeds from the offering of the 2023 Notes and 2025 Notes together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 at a redemption price equal to 104.715% of the principal amount and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019 at a redemption price equal to 104.48% of the principal amount. The net cash outflow related to the redemption was $1.570 billion.
On May 8, 2015, Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan ("Tranche B-II 2022 Term Loan"). The net cash outflow related to the refinancing was $21 million.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2015 and 2014 was a reduction in cash of $12 million and $30 million, respectively. The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2015 was primarily due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America and the effect in the six months ended June 30, 2014 was the result of adopting SICAD I in Venezuela in the second quarter of 2014.

Liquidity and Capital Resources

The Company recognized net income of $109 million in the six months ended June 30, 2015 and net income of $163 million in the same period of 2014. The Company used cash of $571 million for capital expenditures and used $150 million for financing activities in the six months ended June 30, 2015. This compares to $404 million of cash used for capital expenditures and $6 million of cash flows used in financing activities in the six months ended June 30, 2014.

Net cash interest payments are expected to increase to approximately $640 million in 2015 from $598 million in 2014 based on current interest rates on the Company's debt outstanding as of June 30, 2015.

Capital expenditures for 2015 are expected to be approximately 15% of total revenue, an increase from 13.4% in 2014, as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be success-based, which is tied to a specific customer revenue opportunity, and project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

As of June 30, 2015, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $13 million that mature in the remaining six months of 2015, $9 million in 2016 and $8 million in 2017.

The Company had $549 million of cash and cash equivalents on hand at June 30, 2015. The Company also had $51 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company at June 30, 2015. In addition, approximately $80 million of the Company's total cash and cash equivalents as of June 30, 2015 was held in Venezuelan bolivares by a Venezuelan subsidiary. In light of the Venezuelan exchange control regime, none of such $80 million may be transferred to the Company in the form of loans, advances or cash dividends without the consent of the Venezuelan government.

On February 10, 2015 the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which was implemented as the third system in the Venezuelan three-tier exchange control mechanism and will allow for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market has replaced the SICAD II rate. At June 30, 2015, the SIMADI exchange rate was 197.3 and the SICAD I exchange rate was 12.8 Venezuelan bolivares to the U.S. dollar.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of June 30, 2015, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at June 30, 2015 was approximately 3.8%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.28% at June 30, 2015, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest rate expense on all of its variable rate instruments by approximately $21 million as of June 30, 2015.

At June 30, 2015, the Company had $6.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 6.2%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD I. The Venezuelan government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD I rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD I auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses, franchises and technology. In addition, the Venezuelan government approved a new Law on Fair Prices, which provides that the maximum profit for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. At June 30, 2015, the CENCOEX official exchange rate was 6.3, the SICAD I exchange rate was 12.8 Venezuelan bolivares to the U.S. dollar.

The $80 million value of the Company's bolivar denominated cash balance at June 30, 2015 reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate to the SICAD I exchange rate during the first quarter of 2014.

On February 10, 2015, the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which was implemented as the third system in the Venezuelan three-tier exchange control mechanism and allows for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market has replaced the SICAD II rate. At June 30, 2015, the SIMADI exchange rate was 197.3 Venezuelan bolivares to the U.S. dollar.

For the three and six months ended June 30, 2015, the Company continues to use SICAD I, or 12.8 Venezuelan bolivares to the U.S. dollar as of June 30, 2015 as it is billing customers at this rate and paying supplies requiring payments in the U.S. dollar at this rate.

The Company continues to monitor activity in Venezuela with respect to exchange rates as the resolution of the uncertainty created with these developments along with any future developments could ultimately result in a negative effect to the Company’s results of operations and cash flows in Venezuela for any amounts held in bolivares. Given the insignificant volume of bolivar denominated transactions, the effect to the Company’s operations is not expected to be material other than a likely charge for the Company’s cash and cash equivalents held in bolivares. Using the exchange rate as of June 30, 2015, if we had adopted SIMADI at June 30, 2015 we would have recorded a charge to other expense of $83 million to reduce the value of the Company's Venezuelan net monetary assets.

A potential need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of bolivar-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of June 30, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of June 30, 2015, the Company’s net investment in its Venezuelan subsidiary, including intercompany balances, was approximately $165 million.
Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. The Company completed the acquisition of tw telecom on October 31, 2014. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of tw telecom. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
4.1
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to the Registrant’s Form 8-K filed on June 4, 2015).

4.2
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to the Registrant’s Form 8-K filed on June 4, 2015).

10.1
Level 3 Communications, Inc. Stock Incentive Plan, effective May 21, 2015 (incorporated by reference to Annex 3 to the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 7, 2015).

10.2
Tenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of May 8, 2015, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to the Registrant’s Form 8-K filed on May 15, 2015).

10.3
Amended and Restated Loan Proceeds Note, dated as of May 8, 2015, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to the Registrant’s Form 8-K filed on May 15, 2015).

10.4
Amended and Restated Loan Proceeds Note, dated as of May 8, 2015, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to the Registrant’s Form 8-K filed on May 15, 2015).

10.5	Form of Level 3 Communications, Inc. Restricted Stock Unit and Performance Unit Master Award Agreement.
12	Statements re computation of ratios.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 6, 2015	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer