Form 10-Q
period 2015-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2015-11-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 4, 2015:

Common Stock: 356,267,100 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2015	2014	2015	2014

Revenue	$2,062	$1,629	$6,176	$4,863
Costs and Expenses:
Network Access Costs	706	607	2,125	1,834
Network Related Expenses	369	307	1,088	901
Depreciation and Amortization	296	187	872	558
Selling, General and Administrative Expenses	364	266	1,098	788
Total Costs and Expenses	1,735	1,367	5,183	4,081
Operating Income	327	262	993	782
Other Income (Expense):
Interest Income	—	1	1	1
Interest Expense	(145)	(159)	(490)	(459)
Loss on Modification and Extinguishment of Debt	—	—	(163)	—
Venezuela Deconsolidation Charge	(171)	—	(171)	—
Other, net	6	(11)	(21)	(49)
Total Other Expense	(310)	(169)	(844)	(507)
Income Before Income Taxes	17	93	149	275
Income Tax Expense	(16)	(8)	(39)	(27)
Net Income	$1	$85	$110	$248

Basic Earnings per Common Share
Net Income Per Share	$—	$0.36	$0.31	$1.05
Shares Used to Compute Basic Net Income per Share (in thousands)	355,791	238,265	352,411	237,102

Diluted Earnings per Common Share
Net Income Per Share	$—	$0.35	$0.31	$1.03
Shares Used to Compute Diluted Net Income per Share (in thousands)	358,714	242,464	355,453	241,458

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2015	2014	2015	2014
Net Income	$1	$85	$110	$248
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign Currency Translation Adjustment	(73)	(138)	(130)	(120)
Other, net	1	1	2	2
Other Comprehensive Loss, Before Income Taxes	(72)	(137)	(128)	(118)
Income Tax Related to Items of Other Comprehensive Income (Loss)	—	—	—	—
Other Comprehensive Loss, Net of Income Taxes	(72)	(137)	(128)	(118)
Comprehensive Income (Loss)	$(71)	$(52)	$(18)	$130

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except per share data)	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$691	$580
Restricted cash and securities	7	7
Receivables, less allowances for doubtful accounts of $31 and $30, respectively	810	737
Other	155	165
Total Current Assets	1,663	1,489
Property, Plant and Equipment, net of accumulated depreciation of $10,160 and $9,629, respectively	9,812	9,860
Restricted Cash and Securities	44	20
Goodwill	7,753	7,689
Other Intangibles, net	1,182	1,414
Other Assets, net	429	475
Total Assets	$20,883	$20,947
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$630	$664
Current portion of long-term debt	16	349
Accrued payroll and employee benefits	230	273
Accrued interest	137	174
Current portion of deferred revenue	273	287
Other	184	167
Total Current Liabilities	1,470	1,914
Long-Term Debt, less current portion	10,997	10,984
Deferred Revenue, less current portion	942	921
Other Liabilities	694	765
Total Liabilities	14,103	14,584
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 355,932,791 issued and outstanding at September 30, 2015 and 341,361,420 issued and outstanding at December 31, 2014	4	3
Additional paid-in capital	19,593	19,159
Accumulated other comprehensive loss	(275)	(147)
Accumulated deficit	(12,542)	(12,652)
Total Stockholders’ Equity	6,780	6,363
Total Liabilities and Stockholders’ Equity	$20,883	$20,947

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$110	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872	558
Non-cash compensation expense attributable to stock awards	92	48
Loss on modification and extinguishment of debt	163	—
Venezuela deconsolidation charge	171	—
Accretion of debt discount and amortization of debt issuance costs	18	27
Accrued interest on long-term debt, net	(28)	24
Non-cash tax adjustments	—	(9)
Deferred income taxes	5	2
Loss (gain) on sale of property, plant and equipment and other assets	1	(3)
Other, net	32	(19)
Changes in working capital items:
Receivables	(130)	(25)
Other current assets	(21)	(31)
Accounts payable	(1)	(35)
Deferred revenue	59	(29)
Other current liabilities	(44)	9
Net Cash Provided by Operating Activities	1,299	765
Cash Flows from Investing Activities:
Capital expenditures	(899)	(608)
Cash related to deconsolidated Venezuela operations	(83)	—
Increase in restricted cash and securities, net	(24)	(10)
Proceeds from sale of property, plant and equipment and other assets	3	3
Other	(14)	(2)
Net Cash Used in Investing Activities	(1,017)	(617)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	3,947	(1)
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(4,102)	(8)
Net Cash Used in Financing Activities	(155)	(9)
Effect of Exchange Rates on Cash and Cash Equivalents	(16)	(41)
Net Change in Cash and Cash Equivalents	111	98
Cash and Cash Equivalents at Beginning of Period	580	631
Cash and Cash Equivalents at End of Period	$691	$729

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$495	$408
Income taxes paid, net of refunds	$40	$34
Non-cash Financing Activities:
Long-term debt issued and proceeds placed into escrow	$—	$1,000
Capital lease obligations incurred	$6	$2
Long-term debt conversion into equity	$333	$—
Accrued interest conversion into equity	$10	$—

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

Prior to October 1, 2015, the Company included the results of its wholly owned Venezuelan subsidiary in its Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan subsidiary's earnings and cash flows are reflected in the Consolidated Financial Statements at the SICAD I exchange rate for the three and nine months ended September 30, 2015 and 2014, respectively. The consolidated results of operations include a $5 million charge related to the devaluation of the SICAD I exchange rate from 12.8 bolivars per U.S. dollar to 13.5 bolivars per U.S. dollar, which was effective September 1, 2015.
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends in U.S. dollars and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the Company's ability to make key operational decisions for its Venezuelan operations. This lack of exchangeability into U.S. dollars and the degradation in the

Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own its Venezuelan subsidiary, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company deconsolidated its Venezuelan subsidiary on September 30, 2015, and will begin accounting for its investment in its Venezuelan operations using the cost method of accounting.
As a result of deconsolidating of its Venezuelan subsidiary, the Company recorded a one-time charge of $171 million in the third quarter of 2015, which had no accompanying tax benefit. This charge included the write-off of both the Company's investment in its Venezuelan subsidiary and $40 million of intercompany receivables from its Venezuelan subsidiary. The Company's Venezuelan operations’ bolivar-denominated cash balance of $83 million (at the SICAD I exchange rate of 13.5 bolivars per U.S. dollar) at September 30, 2015 is no longer reported in Cash and Cash Equivalents on the Consolidated Balance Sheet. In future periods, the Company's financial results will not include the operating results of its Venezuelan operations. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. Prior period results have not been adjusted to reflect the deconsolidation of the Company's Venezuelan subsidiary. As a result of the deconsolidation of the Company's Venezuelan subsidiary, the Company completed an assessment of the Latin American reporting unit goodwill as of September 30, 2015 and concluded there was no impairment.
The accompanying Consolidated Balance Sheet as of December 31, 2014, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.

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

In September, the the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement- Period Adjustments, which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and record, in the financial statements for the same period, the effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as though the accounting had been completed as of the acquisition date. The new guidance is effective prospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial condition.

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

The combined results of operations of Level 3 and tw telecom were included in the Company's consolidated results of operations beginning in November 2014. The assets acquired and liabilities assumed of tw telecom were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, requires extensive analysis and is expected to be completed in the fourth quarter of 2015. The following is a preliminary allocation of purchase price based on information currently available. The final identification of all the intangible assets acquired and determination of the purchase price allocation may differ from the preliminary allocation reflected below, however the Company does not expect that any subsequent modifications to the preliminary purchase price allocation will be material.

Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents and Restricted Cash	$309
Property, Plant and Equipment	1,554
Goodwill	5,178
Identifiable Intangible Assets	1,263
Other Assets	142
Total Assets	8,446

Liabilities:
Long-Term Debt	(2,099)
Deferred Revenue	(57)
Other Liabilities	(279)
Total Liabilities	(2,435)
Total Consideration to be Allocated	$6,011

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total Revenue	$2,038	$6,071
Net Income	$81	$229
Net Income per Share - Basic	$0.24	$0.69
Net Income per Share- Diluted	$0.24	$0.68

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

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Income. Since the acquisition date, Level 3 incurred total acquisition related transaction and integration costs of approximately $109 million through September 30, 2015. In addition, Level 3 expects to incur additional integration related costs through the remainder of 2015.

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

The effect of approximately 18 million shares issuable pursuant to the various series of convertible notes outstanding at September 30, 2014 has not been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 because their inclusion would have been anti-dilutive to the computation. The effect of approximately 4 million and 5 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") outstanding at September 30, 2015 and 2014, respectively, have been included in the computation of diluted earnings per share.

(4) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of September 30, 2015 and December 31, 2014 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(884)	$1,091
Trademarks	55	(55)	—
Patents and Developed Technology	230	(154)	76
	2,260	(1,093)	1,167
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,093)	$1,182
December 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,977	$(741)	$1,236
Trademarks	115	(47)	68
Patents and Developed Technology	228	(133)	95
	2,320	(921)	1,399
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,335	$(921)	$1,414

Acquired finite-lived intangible asset amortization expense was $58 million and $172 million for the three and nine months ended September 30, 2015 and $14 million and $50 million for the three and nine months ended September 30, 2014.

At September 30, 2015, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 6.1 years for customer contracts and relationships and 3.4 years for patents and developed technology.

As of September 30, 2015, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years is as follows (dollars in millions):

2015 (remaining three months)	$54
2016	212
2017	196
2018	193
2019	182
2020	166
Thereafter	164
$1,167

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2015 and December 31, 2014.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the nine months ended September 30, 2015 and September 30, 2014.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of September 30, 2015 and December 31, 2014:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,594	$4,590	$4,589	$4,593	$—	$—
Senior Notes	6,215	6,203	6,158	6,481	—	—
Convertible Notes	—	333	—	—	—	868
Capital Leases and Other	204	207	—	—	204	207
Total Long-term Debt, including the current portion	$11,013	$11,333	$10,747	$11,074	$204	$1,075

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both September 30, 2015 and December 31, 2014. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.2 billion at September 30, 2015 and $6.5 billion at December 31, 2014, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

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

(6) Long-Term Debt

As of September 30, 2015 and December 31, 2014, long-term debt was as follows:

(dollars in millions)	September 30, 2015	December 31, 2014
Senior Secured Term Loan*	$4,611	$4,611
Floating Rate Senior Notes due 2018 (3.914% as of September 30, 2015 and 3.826% as of December 31, 2014)	300	300
9.375% Senior Notes due 2019	—	500
8.125% Senior Notes due 2019	—	1,200
8.875% Senior Notes due 2019	—	300
8.625% Senior Notes due 2020	900	900
7% Senior Notes due 2020	775	775
6.125% Senior Notes due 2021	640	640
5.375% Senior Notes due 2022	1,000	1,000
5.75% Senior Notes due 2022	600	600
5.625% Senior Notes due 2023	500	—
5.125% Senior Notes due 2023	700	—
5.375% Senior Notes due 2025	800	—
7% Convertible Senior Notes due 2015	—	58
7% Convertible Senior Notes due 2015 Series B	—	275
Capital Leases	204	207
Total Debt Obligations	11,030	11,366
Unamortized Discount:
Discount on Senior Secured Term Loan	(17)	(21)
Discount on 9.375% Senior Notes due 2019	—	(6)
Discount on 8.125% Senior Notes due 2019	—	(6)
Total Unamortized Discount	(17)	(33)
Carrying Value of Debt	11,013	11,333
Less current portion	(16)	(349)
Long-term Debt, less current portion	$10,997	$10,984

* The $2 billion Tranche B Term Loan due 2022 had an interest rate of 4.5% as of December 31, 2014 and the $2 billion Tranche B-II Term Loan due 2022, which refinanced the Tranche B Term Loan due 2022 in full, had an interest rate of 3.5% as of September 30, 2015. The $815 million Tranche B-III Term Loan due 2019 and the $1.796 billion Tranche B Term Loan due 2020 each had an interest rate of 4.0% as of September 30, 2015 and December 31, 2014.

2015 Debt Issuances, Redemptions and Registrations

5.625% Senior Notes due 2023

In January 2015, the Company's wholly owned subsidiary, Level 3 Financing, Inc. (“Level 3 Financing”) issued $500 million in aggregate principal amount of its 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, were used to redeem, on April 1, 2015, all of Level 3 Financing’s approximately $500 million aggregate principal amount of 9.375% Senior Notes due 2019, including accrued interest, applicable premiums and expenses. Total loss on extinguishment of debt related to the 9.375% Senior Notes due 2019 was $36 million.

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

5.125% Senior Notes due 2023 and 5.375% Senior Notes due 2025

In April 2015, Level 3 Financing issued $700 million in aggregate principal amount of its 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”) and $800 million in aggregate principal amount of its 5.375% Senior Notes due 2025 (the “5.375% Senior Notes”). The net proceeds from the offering of the 5.125% Senior Notes and 5.375% Senior Notes, together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019, including accrued interest, applicable premiums and expenses. Total loss on extinguishment of debt related to the

8.125% Senior Notes due 2019 was $82 million and total loss on extinguishment of debt related to the 8.875% Senior Notes due 2019 was $18 million.

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

Total loss on modification and extinguishment of debt related to the Tranche B 2022 Term Loan was $27 million.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts) were as follows as of September 30, 2015 (dollars in millions):

2015 (remaining three months)	$10
2016	8
2017	7
2018	307
2019	822
2020	3,479
Thereafter	6,397
$11,030

(7) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2013	$67	$(31)	$36
Other comprehensive loss before reclassifications	(120)	(2)	(122)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4
Balance at September 30, 2014	$(53)	$(29)	$(82)

Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(130)	—	(130)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	2
Balance at September 30, 2015	$(241)	$(34)	$(275)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock awards for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outperform Stock Options	$1	$2	$4	$6
Restricted Stock Units	15	10	37	22
Performance Restricted Stock Units	10	4	23	7
401(k) Match Expense	8	6	29	18
Restricted Stock Unit Bonus Grant	—	—	—	(5)
	34	22	93	48
Capitalized Non-Cash Compensation	—	—	(1)	—
	$34	$22	$92	$48

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

As of September 30, 2015, there were approximately 1 million OSOs outstanding. As of September 30, 2015, there were approximately 4 million restricted stock units and performance restricted stock units outstanding. The Company's Management Incentive and Retention Plan was completed in the first quarter 2014.

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

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income (loss) from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Core Network Services Revenue:
North America	$1,551	$1,063	$4,637	$3,157
EMEA	212	219	623	673
Latin America	183	200	554	588
Total Core Network Services Revenue	1,946	1,482	5,814	4,418

Wholesale Voice Services and Other Revenue:
North America	110	128	343	410
EMEA	3	4	10	14
Latin America	3	15	9	21
Total Wholesale Voice Services and Other Revenue	116	147	362	445

Total Consolidated Revenue	$2,062	$1,629	$6,176	$4,863

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to consolidated net income:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Adjusted EBITDA:
North America	$760	$492	$2,267	$1,460
EMEA	63	57	176	167
Latin America	78	92	237	264
Unallocated Corporate Expenses	(244)	(170)	(723)	(503)
Consolidated Adjusted EBITDA	657	471	1,957	1,388
Income Tax Expense	(16)	(8)	(39)	(27)
Total Other Expense	(310)	(169)	(844)	(507)
Depreciation and Amortization	(296)	(187)	(872)	(558)
Non-Cash Stock Compensation Attributable to Stock Awards	(34)	(22)	(92)	(48)
Total Consolidated Net Income	$1	$85	$110	$248

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Capital Expenditures:
North America	$202	$116	$560	$318
EMEA	41	34	114	82
Latin America	48	35	122	106
Unallocated Corporate Capital Expenditures	37	19	103	102
Consolidated Capital Expenditures	$328	$204	$899	$608

The following table presents total consolidated assets by segment:

(dollars in millions)	September 30, 2015	December 31, 2014
Assets:
North America	$16,615	$16,242
EMEA	1,859	1,970
Latin America	2,147	2,451
Other	262	284
Total Consolidated Assets	$20,883	$20,947

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $136 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at September 30, 2015. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at September 30, 2015. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure is $49 million at September 30, 2015.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision.

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

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, the Company challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. The Company filed an appeal with the Tribunal in February 2015. In May 2015, the Tribunal notified the Company of its administrative resolution declaring the assessments and corresponding fines null. The time for SUNAT to appeal this resolution has closed. While the Company is not yet aware of any appeal filed by SUNAT, under local practice, notification of an appeal can take several months. Nevertheless, SUNAT retains the right to reissue the assessments declared null or start a new audit.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $44 million at September 30, 2015.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $39 million at September 30, 2015 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2015 and December 31, 2014, Level 3 had outstanding letters of credit or other similar obligations of approximately $46 million and $28 million, respectively, of which $43 million and $23 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$830	$1,271	$(39)	$2,062
Costs and Expense:
Network Access Costs	—	—	300	445	(39)	706
Network Related Expenses	—	—	252	117	—	369
Depreciation and Amortization	—	—	78	218	—	296
Selling, General and Administrative Expenses	1	—	274	89	—	364
Total Costs and Expenses	1	—	904	869	(39)	1,735
Operating Income (Loss)	(1)	—	(74)	402	—	327
Other Income (Expense):
Interest expense	(9)	(135)	—	(1)	—	(145)
Interest income (expense) affiliates, net	320	498	(763)	(55)	—	—
Equity in net earnings (losses) of subsidiaries	(309)	(671)	—	—	980	—
Other, net	—	—	3	(168)	—	(165)
Total Other Income (Expense)	2	(308)	(760)	(224)	980	(310)
Income (Loss) before Income Taxes	1	(308)	(834)	178	980	17
Income Tax Expense	—	(1)	—	(15)	—	(16)
Net Income (Loss)	1	(309)	(834)	163	980	1
Other Comprehensive Income (Loss), Net of Income Taxes	(72)	—	—	72	(72)	(72)
Comprehensive Income (Loss)	$(71)	$(309)	$(834)	$235	$908	$(71)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,478	$3,834	$(136)	$6,176
Costs and Expense:
Network Access Costs	—	—	919	1,342	(136)	2,125
Network Related Expenses	—	—	713	375	—	1,088
Depreciation and Amortization	—	—	227	645	—	872
Selling, General and Administrative Expenses	3	—	789	306	—	1,098
Total Costs and Expenses	3	—	2,648	2,668	(136)	5,183
Operating Income (Loss)	(3)	—	(170)	1,166	—	993
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(42)	(436)	(2)	(10)	—	(490)
Interest income (expense) affiliates, net	984	1,495	(2,298)	(181)	—	—
Equity in net earnings (losses) of subsidiaries	(811)	(1,723)	177	—	2,357	—
Other, net	(18)	(145)	2	(194)	—	(355)
Total Other Income (Expense)	113	(809)	(2,121)	(384)	2,357	(844)
Income (Loss) before Income Taxes	110	(809)	(2,291)	782	2,357	149
Income Tax Expense	—	(2)	—	(37)	—	(39)
Net Income (Loss)	110	(811)	(2,291)	745	2,357	110
Other Comprehensive Income (Loss), Net of Income Taxes	(128)	—	—	128	(128)	(128)
Comprehensive Income (Loss)	$(18)	$(811)	$(2,291)	$873	$2,229	$(18)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$781	$901	$(53)	$1,629
Costs and Expense:
Network Access Costs	—	—	291	369	(53)	607
Network Related Expenses	—	—	195	112	—	307
Depreciation and Amortization	—	—	70	117	—	187
Selling, General and Administrative Expenses	6	—	181	79	—	266
Total Costs and Expenses	6	—	737	677	(53)	1,367
Operating Income	(6)	—	44	224	—	262
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(34)	(112)	(1)	(12)	—	(159)
Interest income (expense) affiliates, net	314	452	(730)	(36)	—	—
Equity in net earnings (losses) of subsidiaries	(189)	(528)	162	—	555	—
Other, net	—	—	2	(13)	—	(11)
Total Other Expense	91	(188)	(567)	(60)	555	(169)
Income (Loss) before Income Taxes	85	(188)	(523)	164	555	93
Income Tax Expense	—	(1)	—	(7)	—	(8)
Net Income (Loss)	85	(189)	(523)	157	555	85
Other Comprehensive Income (Loss), Net of Income Taxes	(137)	—	—	(137)	137	(137)
Comprehensive Income (Loss)	$(52)	$(189)	$(523)	$20	$692	$(52)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,278	$2,750	$(165)	$4,863
Costs and Expense:
Network Access Costs	—	—	869	1,130	(165)	1,834
Network Related Expenses	—	—	567	334	—	901
Depreciation and Amortization	—	—	209	349	—	558
Selling, General and Administrative Expenses	7	1	505	275	—	788
Total Costs and Expenses	7	1	2,150	2,088	(165)	4,081
Operating Income	(7)	(1)	128	662	—	782
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(102)	(337)	(1)	(19)	—	(459)
Interest income (expense) affiliates, net	905	1,370	(2,169)	(106)	—	—
Equity in net earnings (losses) of subsidiaries	(548)	(1,577)	502	—	1,623	—
Other, net	—	—	6	(55)	—	(49)
Total Other Expense	255	(544)	(1,662)	(179)	1,623	(507)
Income (Loss) before Income Taxes	248	(545)	(1,534)	483	1,623	275
Income Tax Expense	—	(3)	(1)	(23)	—	(27)
Net Income (Loss)	248	(548)	(1,535)	460	1,623	248
Other Comprehensive Income (Loss), Net of Income Taxes	(118)	—	—	(118)	118	(118)
Comprehensive Income (Loss)	$130	$(548)	$(1,535)	$342	$1,741	$130

Condensed Consolidating Balance Sheets
September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$13	$6	$559	$113	$—	$691
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	68	742	—	810
Due from affiliates	15,304	22,482	—	—	(37,786)	—
Other	1	19	67	68	—	155
Total Current Assets	15,318	22,507	695	929	(37,786)	1,663
Property, Plant, and Equipment, net	—	—	3,320	6,492	—	9,812
Restricted Cash and Securities	27	—	15	2	—	44
Goodwill and Other Intangibles, net	—	—	365	8,570	—	8,935
Investment in Subsidiaries	16,737	14,542	3,737	—	(35,016)	—
Other Assets, net	20	119	11	279	—	429
Total Assets	$32,102	$37,168	$8,143	$16,272	$(72,802)	$20,883

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$194	$435	$—	$630
Current portion of long-term debt	—	—	3	13	—	16
Accrued payroll and employee benefits	—	—	198	32	—	230
Accrued interest	3	128	—	6	—	137
Current portion of deferred revenue	—	—	113	160	—	273
Due to affiliates	—	—	36,981	805	(37,786)	—
Other	—	—	94	90	—	184
Total Current Liabilities	3	129	37,583	1,541	(37,786)	1,470
Long-Term Debt, less current portion	600	10,209	15	173	—	10,997
Deferred Revenue, less current portion	—	—	648	294	—	942
Other Liabilities	15	27	132	520	—	694
Commitments and Contingencies
Stockholders' Equity (Deficit)	31,484	26,803	(30,235)	13,744	(35,016)	6,780
Total Liabilities and Stockholders' Equity (Deficit)	$32,102	$37,168	$8,143	$16,272	$(72,802)	$20,883

Condensed Consolidating Balance Sheets
December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$307	$261	$—	$580
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	34	703	—	737
Due from affiliates	14,522	21,270	—	—	(35,792)	—
Other	2	21	45	97	—	165
Total Current Assets	14,531	21,296	387	1,067	(35,792)	1,489
Property, Plant, and Equipment, net	—	—	3,152	6,708	—	9,860
Restricted Cash and Securities	3	—	16	1	—	20
Goodwill and Other Intangibles, net	—	—	373	8,730	—	9,103
Investment in Subsidiaries	16,686	14,777	3,729	—	(35,192)	—
Other Assets, net	28	129	9	309	—	475
Total Assets	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$215	$449	$—	$664
Current portion of long-term debt	333	—	3	13	—	349
Accrued payroll and employee benefits	—	—	174	99	—	273
Accrued interest	12	158	—	4	—	174
Current portion of deferred revenue	—	—	118	169	—	287
Due to affiliates	—	—	34,401	1,391	(35,792)	—
Other	—	2	62	103	—	167
Total Current Liabilities	345	160	34,973	2,228	(35,792)	1,914
Long-Term Debt, less current portion	900	9,893	16	175	—	10,984
Deferred Revenue, less current portion	—	—	617	304	—	921
Other Liabilities	16	24	125	600	—	765
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,987	26,125	(28,065)	13,508	(35,192)	6,363
Total Liabilities and Stockholders' Equity (Deficit)	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(39)	$(447)	$57	$1,728	$—	$1,299
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(307)	(592)	—	(899)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)		(83)
(Increase) decrease in restricted cash and securities, net	(25)	—	1	—	—	(24)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	3	—	3
Other	—	—	(14)	—	—	(14)
Net Cash Used in Investing Activities	(25)	—	(320)	(672)	—	(1,017)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	3,947	—	—	—	3,947
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(313)	(3,780)	(1)	(8)	—	(4,102)
Increase (decrease) due from/to affiliates, net	383	281	516	(1,180)	—	—
Net Cash Provided by (Used in) Financing Activities	70	448	515	(1,188)	—	(155)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(16)	—	(16)
Net Change in Cash and Cash Equivalents	6	1	252	(148)	—	111
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$13	$6	$559	$113	$—	$691

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(91)	$(336)	$443	$749	$—	$765
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(261)	(347)	—	(608)
Decrease in restricted cash and securities, net	—	—	1	(11)	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	3	—	3
Other	—	—	—	(2)	—	(2)
Net Cash Used in Investing Activities	—	—	(260)	(357)	—	(617)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	(1)	—	(1)
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	—	—	(8)	—	(8)
Increase (decrease) due from/to affiliates, net	90	335	(6)	(419)	—	—
Net Cash Provided by (Used in) Financing Activities	90	335	(6)	(428)	—	(9)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(41)	—	(41)
Net Change in Cash and Cash Equivalents	(1)	(1)	177	(77)	—	98
Cash and Cash Equivalents at Beginning of Period	8	6	347	270	—	631
Cash and Cash Equivalents at End of Period	$7	$5	$524	$193	$—	$729

(12) Subsequent Events

On October 29, 2015, Level 3 Financing  agreed to sell $900 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "5.375% Senior Notes") in a private offering. The offering is expected to be completed on November 13, 2015, subject to the satisfaction or waiver of customary closing conditions. The 5.375% Senior Notes were priced at par and mature on January 15, 2024. The 5.375% Senior Notes will pay interest on January 15 and July 15 of each year beginning on January 15, 2016.

The net proceeds from the offering of the 5.375% Senior Notes due 2024, together with cash on hand, will be used to redeem all $900 million aggregate principal amount of Level 3 Financing, Inc.’s 8.625% Senior Notes due 2020. In the fourth quarter 2015, the Company expects to recognize a loss on modification and extinguishment of debt of approximately $55 million as a result of this transaction that will be recognized in Other Expense.

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

As of September 30, 2015, the Company deconsolidated its Venezuelan subsidiary and will begin accounting for its investment in that subsidiary using the cost method of accounting in future periods. This change resulted in a one-time charge of $171 million. In future periods, the Company's financial results will not include the operating results of its Venezuelan subsidiary. Any dividends from the Company's Venezuelan subsidiary will be recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying unaudited interim Consolidated Financial Statements and additional discussion in this MD&A under "Venezuela Effects" in Results of Operations.

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

The Company receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This intercarrier compensation is based on interconnection agreements with the respective carriers or rates mandated by the Federal Communications Commission ("FCC"). The Company has interconnection agreements in place for the majority of traffic subject to intercarrier compensation. Along with addressing other matters, on November 18, 2011, the FCC established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic, with elements of it becoming effective beginning on December 29, 2011. Under the framework, most terminating switched access charges and all intercarrier compensation charges are capped at current levels, and will be reduced to zero over, as relevant to Level 3, a six year transition period which began July 1, 2012. Several states, industry groups, and other telecommunications carriers filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable. A majority of the Company's existing intercarrier compensation revenue is associated with agreements that have expired terms, but remain effective in evergreen status. As these and other interconnection agreements expire, the Company will continue to evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows the same) or negotiating new agreements. The Company receives intercarrier compensation from its voice services that is reported within Core Network Services revenue.

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

Critical Accounting Policies

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2014 for a description of the Company's critical accounting policies.

Results of Operations for the Three and Nine Months Ended September 30, 2015 vs. 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Revenue	$2,062	$1,629	27%	$6,176	$4,863	27%
Network Access Costs	706	607	16%	2,125	1,834	16%
Network Related Expenses	369	307	20%	1,088	901	21%
Depreciation and Amortization	296	187	58%	872	558	56%
Selling, General and Administrative Expenses	364	266	37%	1,098	788	39%
Total Costs and Expenses	1,735	1,367	27%	5,183	4,081	27%
Operating Income	327	262	25%	993	782	27%
Other Income (Expense):
Interest Income	—	1	NM	1	1	NM
Interest expense	(145)	(159)	(9)%	(490)	(459)	7%
Loss on Modification and Extinguishment of Debt	—	—	NM	(163)	—	NM
Venezuela Deconsolidation Charge	(171)	—	NM	(171)	—	NM
Other, net	6	(11)	NM	(21)	(49)	(57)%
Total Other Expense	(310)	(169)	83%	(844)	(507)	66%
Income Before Income Taxes	17	93	(82)%	149	275	(46)%
Income Tax Expense	(16)	(8)	100%	(39)	(27)	44%
Net Income	$1	$85	NM	$110	$248	(56)%
___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Core Network Services:
North America - Wholesale Channel	$421	$368	14%	$1,309	$1,103	19%
North America - Enterprise Channel	1,130	695	63%	3,328	2,054	62%
EMEA - Wholesale Channel	69	80	(14)%	206	253	(19)%
EMEA - Enterprise Channel	143	139	3%	417	420	(1)%
Latin America - Wholesale Channel	39	42	(7)%	119	124	(4)%
Latin America - Enterprise Channel	144	158	(9)%	435	464	(6)%
Total Core Network Services	1,946	1,482	31%	5,814	4,418	32%
Wholesale Voice Services and Other	116	147	(21)%	362	445	(19)%
Total Revenue	$2,062	$1,629	27%	$6,176	$4,863	27%

Revenue by Service and Product Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change %	2015	2014	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$152	$147	3%	$456	$438	4%
Transport and Fiber	590	511	15%	1,755	1,521	15%
IP and Data Services	906	590	54%	2,680	1,751	53%
Voice Services (Local and Enterprise)	298	234	27%	923	708	30%
Total Core Network Service Revenue	1,946	1,482	31%	5,814	4,418	32%
Wholesale Voice Services and Other Revenue	116	147	(21)%	362	445	(19)%
Total Revenue	$2,062	$1,629	27%	$6,176	$4,863	27%

Revenue increased 27% to $2.062 billion in the three months ended September 30, 2015 compared to $1.629 billion in the same period of 2014 and increased 27% to $6.176 billion in the nine months ended September 30, 2015 compared to $4.863 billion in the same period of 2014. The increase was primarily driven by the additional revenue associated with acquisition of tw telecom in the fourth quarter of 2014. Excluding revenue from the tw telecom acquisition of $441 million and $1,320 million in the three and nine months ended September 30, 2015, respectively, revenue remained generally consistent with the comparable periods in 2014 and included growth in Core Network Services revenue from enterprise customers primarily in North America offset by declines in Wholesale Voice Services and Other Revenue.

The Company experienced continued growth in its IP and data services, transport and fiber services and voice services during the three and nine months ended September 30, 2015 compared to the same periods of 2014 driven primarily by the acquisition of tw telecom, end user customer demand for content delivery over the Internet, VPN and bandwidth in the enterprise channel as well as increases in professional services fees. The increase in IP and Data Services was predominantly driven by the Company’s VPN services and revenue from the tw telecom acquisition. Revenue from the tw telecom acquisition for the three months ended September 30, 2015 of $11 million, $60 million, $299 million and $71 million were attributable to Colocation and Datacenter Services, Transport and Fiber, IP and Data

Services and Voice Services, respectively. Revenue from the tw telecom acquisition for the nine months ended September 30, 2015 attributable to $34 million of Colocation and Datacenter Services, $194 million of Transport and Fiber, $885 million of IP and Data Services and $207 million of Voice Services. Excluding the revenues from the tw telecom acquisition, the Company experienced a modest decline in colocation and datacenter services during the three and nine months ended September 30, 2015 and Voice Services during the three months ended September 30, 2015, primarily resulting from the adverse affect of the weakening of currencies in EMEA and Latin America against the U.S. dollar.

Core Network Services revenue increased in the North America region during the three and nine months ended September 30, 2015 compared to the same periods of 2014 primarily as a result of the tw telecom acquisition. Excluding the revenue from the tw telecom acquisition, Core Network Services revenue increased in the North America region during the three and nine months ended September 30, 2015 compared to the same periods of 2014 as a result of growth in services provided to the existing enterprise customer base. These increases were partially offset by decreases of $16 million and $55 million in EMEA and $36 million and $77 million in Latin America for the three and nine months ended September 30, 2015, respectively, due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Wholesale Voice Services and Other revenue decreased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability.

Wholesale Voice Services revenue decreased in North America, EMEA and Latin America in the three months ended September 30, 2015 compared to the same period in 2014. In the nine months ended September 30, 2015 compared to the same periods of 2014, Wholesales Voice Services revenue decreased in North American and EMEA and remained flat in Latin America. The changes during the periods are primarily due to competitive pressures and the Company's focus on maintaining or growing the Wholesale Voice Services profitability. Wholesale Voice Services and Other revenue in EMEA and Latin America were primarily negatively effected by the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

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

Network Access Costs as a percentage of total revenue was 34% in the three months ended September 30, 2015 compared to 37% in the same period of 2014 and 34% in the nine months ended September 30, 2015 compared to 38% in the same period of 2014. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decrease in lower profit Wholesale Voice Services and Other Revenue. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs excluding the tw telecom transaction.

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

Network Related Expenses increased to $369 million from $307 million in the three months ended September 30, 2015 and 2014 and to $1,088 million from $901 million in the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily related to an increase in employee related expense of $43 million and $117 million and an increase in facilities and rent expense of $16 million and $60 million for the three and nine months ended September 30, 2015, respectively, primarily due to the acquisition of tw telecom. Additionally, in the third quarter of 2015, the Company implemented certain workforce reductions, resulting in approximately $8 million of restructuring charges recorded in Network Related Expenses.

Depreciation and Amortization increased 58% to $296 million in the three months ended September 30, 2015 from $187 million in the same period of 2014 and to $872 million in the nine months ended September 30, 2015 from $558 million in the same period of 2014. The increase is primarily attributable to depreciation and amortization charges associated with the assets acquired from tw telecom. Excluding the depreciation and amortization expenses associated with the tw telecom acquisition, the increase is driven by increased capital expenditures.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses increased 37% to $364 million in the three months ended September 30, 2015 compared to $266 million in the same period of 2014 and to $1,098 million in the nine months ended September 30, 2015 compared to $788 million in the same period of 2014. The increase was primarily related to $73 million and $218 million of additional employee related expenses and an increase in professional services and facilities fees of $14 million and $56 million for the three and nine months ended September 30, 2015, respectively, primarily due to the acquisition of tw telecom. Additionally, in the third quarter of 2015, the Company implemented certain workforce reductions, resulting in approximately $16 million of restructuring charges recorded in SG&A expenses.

Non-cash, stock-based compensation expense included in the three and nine months ended September 30, 2015 is $34 million and $92 million, respectively, and in the three and nine months ended September 30, 2014, is $22 million and $48 million, respectively, related to outperform stock options, restricted stock units, performance restricted stock units, accruals for the Company's incentive and retention plans and shares issued for the Company’s matching contribution for the 401(k) plan. The increase in stock-based compensation attributable to the 401(k) in 2015 compared to 2014 is due to bonuses being paid in cash in 2015 and combination of cash and stock in 2014 with stock not being matched with 401(k) contributions.  The increase in the third quarter of 2015 compared to the third quarter of 2014 was primarily related to additional grants of restricted stock units, performance restricted stock units ("PRSU") and increased matching contributions for the Company's 401(k) plan due to the additional headcount from the tw telecom acquisition and additional PRSU grants. Approximately $29 million and $19 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended September 30, 2015 and 2014, respectively, and approximately $78 million and $42 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the nine months ended September 30, 2015 and 2014. Approximately $5 million and $3 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended September 30, 2015 and 2014, respectively, and approximately $14 million and $6 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the nine months ended September 30, 2015 and 2014, respectively.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within network related expenses and selling, general and administrative expenses, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within network related expenses and selling, general and administrative expenses.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Net Income	$1	$85	$110	$248
Income Tax Expense	16	8	39	27
Interest Expense	145	159	490	459
Loss on modification and extinguishment of debt	—	—	163	—
Venezuela deconsolidation charge	171	—	171	—
Other, net	(6)	10	20	48
Depreciation and Amortization	296	187	872	558
Non-Cash Stock Compensation Attributable to Stock Awards	34	22	92	48
Adjusted EBITDA	$657	$471	$1,957	$1,388

Consolidated Adjusted EBITDA was $657 million in the three months ended September 30, 2015 compared to $471 million in the same period of 2014 and $1,957 million in the nine months ended September 30, 2015 compared to $1,388 million in the same period of 2014. The increase in Adjusted EBITDA is attributable to the acquisition of tw telecom, growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs and lower Network Related Expenses as a percentage of revenue. See Note 9 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased in the North America region in the three and nine months ended September 30, 2015, compared to 2014 primarily as a result of the tw telecom acquisition, growth in Core Network Services revenue and initiatives resulting in reduced fixed and variable network access costs.

Adjusted EBITDA increased in the EMEA region in the three and nine months ended September 30, 2015, compared to 2014 as a result of initiatives that reduced fixed and variable network access costs, which were partially offset by the effect of the stronger U.S. dollar against European currencies. Consolidated Adjusted EBITDA for three and nine months ended September 30, 2015 was negatively affected by approximately 1% each period versus the comparable prior periods as a result of the changes in foreign currency rates.

Adjusted EBITDA decreased in the Latin American region in the three and nine months ended September 30, 2015, compared to 2014 primarily as a result of the effect of the stronger U.S. dollar against Latin American currencies. Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2015 was negatively affected by approximately 2% each period versus the comparable prior periods, as a result of the changes in foreign currency rates. These decreases were partially offset by initiatives resulting in reduced fixed and variable network access costs.

Interest Expense decreased 9% to $145 million in the three months ended September 30, 2015 from $159 million in the same period of 2014 and increased 7% to $490 million in the nine months ended September 30, 2015 from $459 million in the same period of 2014. Interest expense increased as a result of $22 million and $94 million of interest expense on additional borrowings used to fund the acquisition of tw telecom, partially offset by a $27 million and $44 million reduction of interest expense primarily as a result of the lower cost of borrowing on refinanced debt and a $9 million and $23 million reduction in interest expense as a result of the conversion of the 7% Convertible Senior Notes due 2015 into common equity, for the three and nine months ended September 30, 2015, respectively.

The Company expects annual interest expense in 2015 of approximately $650 million based on current interest rates on the Company's debt outstanding as of September 30, 2015.

Loss on Modification and Extinguishment of Debt was $0 and $163 million in the three and nine months ended September 30, 2015, respectively, related to certain refinancing transactions completed during the periods.

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

Other, net, including $1 million of interest income, was $6 million of income in the three months ended September 30, 2015 compared to $10 million of expense in the same period of 2014 and $20 million of expense in the nine months ended September 30, 2015 compared to $48 million of expense in the same period of 2014. The Other, net expense in the three and nine months ended September 30, 2014 is primarily due to the currency change from the officiate rate to SICAD I in Venezuela. The Other, net income in the three months ended September 30, 2015 was primarily due to foreign currency gains attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of non-U.S. subsidiaries in North America and certain Asia Pacific countries that are not considered to be long-term in nature and other miscellaneous income of $6 million, partially offset by a $5 million charge related to the devaluation of the Venezuelan SICAD I exchange rate from 12.8 bolivars to the U.S. dollar to 13.5 bolivars to the U.S. dollar effective September 1, 2015. The Other, net expense in the nine months ended September 30, 2015 was incurred primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in North America, EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $16 million in the three months ended September 30, 2015 compared to $8 million in the three months ended September 30, 2014 and $39 million in the nine months ended September 30, 2015 compared to $27 million in the nine months ended September 30, 2014. The income tax expense in all periods is primarily related to taxes in foreign jurisdictions.

The Company incurs tax expense attributable to income in various Level 3 subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. Income tax for the three and nine months ended September 30, 2015 is not necessarily indicative of income tax expense for the year ended December 31, 2015. The Company's tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns, and future profitability. Based upon the weight of all available positive and negative evidence, the Company continues to maintain a full valuation allowance at September 30, 2015 for its U.S. federal and state net deferred tax assets and does not currently believe that the realization of its U.S. deferred tax assets is more likely than not.  The Company monitors its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance.   The Company expects to generate income before taxes in future periods and based on the anticipated level of future profitability, it expects to release a significant portion of the valuation allowance primarily related to its U.S. deferred tax assets in the fourth quarter of 2015.  If the valuation allowance release occurs in the fourth quarter of 2015, the Company will record a substantial tax benefit of approximately $3.1 billion to $3.3 billion in its consolidated statement of income.  Management expects that the Company will continue to maintain its existing valuation allowance against net deferred tax assets in many of its foreign jurisdictions.

Venezuela Effects

Effective September 30, 2015, the Company deconsolidated its Venezuelan subsidiary from its consolidated financial statements. Despite the Company's deconsolidation of its Venezuelan subsidiary, the Company continues to wholly own its Venezuelan subsidiary, operate in the region and remain committed to serving Venezuelan customers.
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company has deconsolidated its Venezuelan subsidiary effective as of September 30, 2015 and will begin accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary. In future periods, the Company's financial results will not include the operating results of its Venezuelan subsidiary. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed the Company would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting its results of operations. Please see Note 1 to the accompanying unaudited interim Consolidated Financial Statements. The Company's operations in Venezuela accounted for approximately 1% of consolidated revenue for each of the nine months ended September 30, 2015 and 2014, and approximately 3% and 4% of consolidated operating income for the nine months ended September 30, 2015 and 2014, respectively.
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, prior to deconsolidation, the U.S. dollar had been the functional currency for the Company's subsidiary in Venezuela. A number of changes have been initiated in the Venezuelan exchange rate system, including changes that resulted in devaluations to their currency. Prior to deconsolidation, currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by the Company's Venezuelan subsidiary have been reflected in earnings and totaled $11 million and $41 million for the nine months ended September 30, 2015 and 2014, respectively.
During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under SICAD I. The Venezuelan government also announced the replacement of its existing foreign currency administration with the CENCOEX. Entities may seek approval to transact through CENCOEX at the official rate of 6.3 Venezuelan bolivares to the U.S. dollar; however, certain transactions may be approved at the latest SICAD I rate, depending on the entity's facts and circumstances. Participation in SICAD is controlled by the Venezuela government, and Exchange Agreement No. 25 (“EA25”) issued in January 2014 stated that the rate of exchange established in the most recent SICAD I auction will be used for payments related to international investments, royalties, and the use and exploitation of patents, trademarks, licenses, franchises and technology. In addition, the Venezuelan government approved a Law on Fair Prices, which provides that the maximum profit for all of the activities related to the production, manufacturing, import, storage, transportation, distribution and marketing of all goods and services in the territory of the Bolivarian Republic of Venezuela shall not exceed 30% per year. Specific regulations regarding the application of the Law on Fair Prices to the telecommunication industry and, more specifically, the Company's business activities in Venezuela have not been released. At September 30, 2015, the CENCOEX official exchange rate was 6.3. For the three and nine months ended September 30, 2015 prior to deconsolidation, the Company used SICAD I, which changed from 12.8 Venezuelan bolivares to the U.S. dollar to 13.5 Venezuelan bolivares to the U.S. dollar on September 1, 2015, as it is billing customers at this rate and paying suppliers requiring payments in the U.S. dollar at this rate.
On February 10, 2015, the Venezuelan government launched a new foreign exchange platform called Marginal Currency System (“SIMADI”), which was implemented as the third system in the Venezuelan three-tier exchange control mechanism and allows for legal trading of foreign currency based on supply and demand. According to public announcements, the SICAD I auction system will continue to hold periodic auctions for specific sectors of the economy, while the new SIMADI market has replaced the SICAD II rate. At September 30, 2015, the SIMADI exchange rate was 199 Venezuelan bolivares to the U.S. dollar.

The $83 million value of the Company's bolivar denominated cash balance prior to deconsolidation as of September 30, 2015 reflects the foreign exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate to the SICAD I exchange rate during the first quarter of 2014 and subsequent devaluations of the SICAD I rate against the U.S. dollar in 2015.

Financial Condition— For the Nine Months Ended September 30, 2015 and 2014

Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Net Cash Provided by Operating Activities	$1,299	$765	$534
Net Cash Used in Investing Activities	(1,017)	(617)	(400)
Net Cash Used in Financing Activities	(155)	(9)	(146)
Effect of Exchange Rates on Cash and Cash Equivalents	(16)	(41)	25
Net Change in Cash and Cash Equivalents	$111	$98	$13

Operating Activities

Cash provided by operating activities was $1,299 million in the nine months ended September 30, 2015 compared to cash provided by operating activities of $765 million in the same period of 2014. The increase in cash provided by operating activities was primarily due to growth in earnings driven by growth in the Company’s Core Network Services revenue, continued improvements in Network Access Costs and the acquisition of tw telecom. Partially offsetting cash provided by operating activities was an increase in cash used for working capital of $26 million. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses and capital expenditures.

Investing Activities

Cash used in investing activities increased in the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of an increase in capital expenditures, which totaled $899 million in the nine months ended September 30, 2015 and $608 million in the same period of 2014. Also, contributing to the increase in cash used in investing activities was an $83 million write-down of the Company's Venezuelan bolivar denominated cash balance which was deconsolidated as of September 30, 2015.

Financing Activities

Cash used in financing activities of $155 million in the nine months ended September 30, 2015, increased compared to $9 million used in financing activities in the same period of 2014.
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
The net proceeds from the offering of the 2023 Notes and 2025 Notes together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 at a redemption price equal to 104.063% of the principal amount and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019 at a redemption price equal to 104.438% of the principal amount. The net cash outflow related to the redemption was $1.570 billion.
On May 8, 2015, Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan ("Tranche B-II 2022 Term Loan"). The net cash outflow related to the refinancing was $21 million.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2015 and 2014 was a reduction in cash of $16 million and $41 million, respectively. The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2015 was primarily due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America and the effect in the nine months ended September 30, 2014 was the result of adopting SICAD I in Venezuela in the second quarter of 2014.

Liquidity and Capital Resources

The Company recognized net income of $110 million in the nine months ended September 30, 2015 and net income of $248 million in the same period of 2014. The Company used cash of $899 million for capital expenditures and used $155 million for financing activities in the nine months ended September 30, 2015. This compares to $608 million of cash used for capital expenditures and $9 million of cash flows used in financing activities in the nine months ended September 30, 2014.

Net cash interest payments are expected to increase to approximately $640 million in 2015 from $598 million in 2014 based on current interest rates on the Company's debt outstanding as of September 30, 2015.

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

As of September 30, 2015, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $10 million that mature in the remaining three months of 2015, $8 million in 2016 and $7 million in 2017.

The Company had $691 million of cash and cash equivalents on hand at September 30, 2015. The Company also had $51 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company at September 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of September 30, 2015, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at September 30, 2015 was approximately 3.8%.

The Company's senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market LIBOR rate for the Company's senior secured credit facility was approximately 0.33% at September 30, 2015, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest expense on all of its variable rate instruments by approximately $24 million as of September 30, 2015.

At September 30, 2015, the Company had $6.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 6.2%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

Foreign Currency Exchange Rate Risk

The Company conducts a portion of its business in currencies other than the U.S. dollar, the currency in which the Company's Consolidated Financial Statements are reported. Accordingly, the Company's operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company's European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Certain Latin American countries previously designated as highly inflationary economies use the U.S. dollar as their functional currency. Although the Company continues to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, the Company will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect the Company's operating results.

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends in U.S. dollars and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability into U.S. dollars and the degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own its Venezuelan subsidiary, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company has deconsolidated its Venezuelan subsidiary effective as of September 30,

2015, and will begin accounting for its investment in its Venezuelan operations using the cost method of accounting. This change resulted in a one-time charge of $171 million. In future periods, the Company's financial results will not include the operating results of its Venezuelan operations. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying unaudited interim Consolidated Financial Statements.

Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. The Company completed the acquisition of tw telecom on October 31, 2014. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues its integration of tw telecom. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
4.1
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 2, 2015)

4.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 2, 2015)

4.3
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 2, 2015)

4.4
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on September 2, 2015)

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 6, 2015	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer