Form 10-K
period 2015-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2016-02-26
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant approximated $13.018 billion based upon the closing price of the common stock as reported on the New York Stock Exchange as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	356,840,483 as of February 24, 2016

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

Portions of the Company's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Unless the context otherwise requires or expressly stated herein, when we use the words “Level 3,” “we,” “us,” or “our company” in this annual report on Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries. Throughout this Form 10-K, we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of Item 1, “Business.” The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.
Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This Form 10-K contains statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use words like “plan”, “estimate,” “expect,” “anticipate,” “believe,” “intend,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar expressions with respect to future periods in this Form 10-K, as they relate to us or our management, we are intending to identify forwardlooking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These statements include, among others, statements concerning:

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements;

•	our communications business, its advantages and our strategy for continuing to pursue our business;

•	anticipated development and launch of new services in our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones;

•	growth of the communications industry;

•	our integration of the operations of companies that we acquire and the anticipated benefits and synergies in connection with that acquisition; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

•
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
We sold various businesses subsequent to the split-off, including our coal mining business in November 2011, as part of our long-term strategy to focus on core communications business operations. Most recently, in October 2011, we acquired Global Crossing Limited and in October 2014 we acquired tw telecom inc. The results of operations of the companies that we have acquired have been included in our consolidated results of operations since the respective closing date of the acquisition.

As of December 31, 2015, we had approximately 12,500 total employees. We believe that our success depends in large part on our ability to attract and retain qualified employees.
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
Business Overview, Vision and Strategy
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
Enterprises are increasingly moving their content and applications to third party providers of on-demand server and storage resources to reduce the costs and complexity of their information technology, or IT, operations. Since these server and storage resources can be offsite in any location and are often virtualized (as opposed to residing on dedicated hardware in a known location) they are referred to as “Cloud Services.” We believe that this migration of enterprise data and applications to the Cloud will drive increased demand for our high-performing, reliable and secure network services.
Today’s market drivers can be broken into three categories as they pertain to our core business strategy:

•
Growth. We expect digital data creation and the associated demand for bandwidth to keep growing, as business relationships and supply chains become increasingly digital, and end users increasingly expect to be able to access their data and applications anytime and anywhere. Cloud application adoption continues to grow for all businesses, especially our enterprise customers. Mobility and Internet connected device proliferation continue to increase the rate at which content - especially video - is consumed, which in turn results in increased demand for higher bandwidth to enable that delivery and consumption. A rapidly increasing numbers of smart homes, cars, and everyday objects are getting connected to the network (the “Internet of Things”), further increasing demand for scalable and secure bandwidth. Globalization trends continue as customers look for growth from emerging markets, particularly with respect to enterprise customers. Additional opportunities for growth are present as a result of changing regulatory requirements in industries such as healthcare, consumer privacy, and financial services.

•
Efficiency. As traffic volumes grow, our customers are not only under pressure to keep up with this growth but also to do so more efficiently. Accordingly, our product and technology teams take advantage of the scale and capabilities of our network and continuously innovate to deliver cost-effective services that meet customer needs.

•
Security. Cyber threats continue to escalate, which affects both us and our customers. As more enterprise customer data and applications move to the Cloud, and as more and more consumer devices and personal information become reachable through the Internet, maintaining a secure network and collection of systems and processes is more important than ever.

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
We also believe that there are significant implications that result from these market dynamics. First, given the improvement in optical and Internet Protocol technologies, communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies. In addition, given the consolidation in the number of local access providers (that is, the providers of connections from intercity networks to traffic aggregation points or end user locations), communications service providers that have ownership of local and/or metropolitan network facilities will have an inherent cost and service advantage over companies that do not have ownership over these types of assets. With respect to the migration to Cloud Services, this market dynamic creates opportunities for us to provide secure and high performance network connections to our enterprise customers, enabling their employees to connect seamlessly and efficiently to their content and applications in the Cloud.

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
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since subsea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 33,000 route miles of undersea fiber optic cables around the world. In addition, as we have points of presence (PoPs) in Asia, Africa and Australia, we have also purchased capacity on others’ undersea cables to allow us to offer services in those regions despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business - Our Communication Network” below.
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
We are currently focusing our attention on a number of operational and financial objectives, including:

•	driving profitable revenue growth by increasing sales generated by our Core Network Services;

•	growing our Enterprise customer base as well as our share of their telecom spend, as this customer group has the largest potential for significant growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	integrating our prior acquisitions, building on the strengths and capabilities of the acquired legacy companies to position the combined company as a premier global communications provider;

•	launching new products and services to meet customer needs, in particular for Enterprise customers;

•	reducing network costs and operating expenses relative to our revenue;

•	growing positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operation”) as a percentage of revenue;

•	concentrating our capital expenditures on those technologies and assets that enable us to increase our Core Network Services revenue; and

•	managing our Wholesale Voice Services for margin contribution.

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

•	Value-added services such as Managed Network Services and Managed Security, including protection against Distributed Denial of Service (DDoS) attacks;

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

•
Significant Metropolitan Network Platform. As of December 31, 2015, we have metropolitan fiber networks in approximately 350 markets in North America, Europe and Latin America, which currently contain approximately 67,000 route miles. The number of route miles may change in the future as we continue our integration activities related to the tw telecom acquisition. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers’ communications traffic on other carriers’ networks.

•
End-to-End Network Platform. Our strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America, Europe and Latin America. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we have a unique combination of:

•	a substantial intercity and subsea network;

•	large fiber count metropolitan networks;

•	global network reach;

•	substantial colocation & data center facilities;

•	innovative content distribution technology and services; and

•	a growing set of security services.

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
Core Network Services. The following are the communications services that are included in our financial reporting of Core Network Services revenue.

•	IP and Data Services. Data services include Internet Services, virtual private network (“VPN”), content delivery network (“CDN”), media delivery, Vyvx broadcast service and Managed Services.

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

•
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

•
Level 3 Ethernet Services or E-Services. Provide customers with geographically diverse, data intensive networks; scale, flexibility and reliability in order to meet existing and future networking demands.  Level 3 E-Services encompasses E-Line and E-Access.

•	Level 3 E-Line service is a Layer 2 point-to-point and point-to-multipoint data service for enterprise network connectivity (Ports 100Mb-10Gb, EVC 2Mb to 6Gb).

•
Level 3 E-Access service is a Layer 2 Carrier Grade Ethernet network-to-network interface (NNI) to enable Service Providers like carriers, data centers and cloud providers to resell Level 3 Ethernet services to their enterprise customers.

•
Level 3SM E-Line Service with Adaptive Network Control offers secure, high availability and scalable network connections with dynamic bandwidth making it ideal for providing high-speed connections among corporate headquarters, data centers and other business locations around the world to migrate legacy networks and equipment to Ethernet, expand existing WANs and get new applications online faster.

•
Adaptive Network Control provides added capabilities that are layered on to network services to provide greater visibility, flexibility and control of applications traffic traversing your Metro or Wide Area Network:

•
Enhanced Management is real time visibility of end-to-end network performance metrics to assist planning, trouble shooting and fine tuning your network for optimal performance. Available for all managed locations and backed by comprehensive service level agreements.

•	Dynamic Bandwidth Capacity, which is the ability to make real-time bandwidth adjustments via the Company’s MyPortal customer portal to address fluctuating traffic demands.

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

•
Local Inbound. Our local inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. This one-way service is sold primarily to customers, such as call centers, conferencing providers, voice over IP service providers and enterprises to only receive calls at their locations. The customers can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our backbone to a customer’s IP voice application at a customer-selected IP voice end point.

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
To implement our strategy and reach our target large, multinational enterprise customers, we have established a Global Account Management team, which operates across our regions. In North America we have also implemented a General Manager sales model to target enterprises that are not Global Account Management accounts and government customers, where sales leaders manage sales, sales support, marketing, service delivery, service assurance, network planning and financial personnel. In North America, we also use an inside or call center based sales force, and indirect sales channels of third-party agents to reach our target customers.
In EMEA and Latin America, our sales teams use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third-party agents.
The specific elements that we use to reach our target customers depend upon the nature of the customers that are being targeted.
Our sales functions are supported by dedicated employees in sales and customer target marketing. These sales functions are also supported by centralized service or product management and development, general or corporate marketing, network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources.
For the year ended December 31, 2015, our top ten communications customers represented approximately 16% of our total revenue.
For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
Our Communications Network
Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities. As of December 31, 2015, our network encompasses:

•	approximately 106,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 350 markets containing approximately 67,000 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	more than 360 colocation and data center facilities globally;

•	approximately 33,000 route miles of subsea optical fiber cable systems; and

•	more than 60 countries in service around the world.

Terrestrial Intercity Networks. Our intercity network covers approximately 70,000 route miles in North America, 26,000 route miles in Europe, and 10,000 route miles in Latin America as of December 31, 2015. We may eliminate specific routes or duplicate routes as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:
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
Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers’ facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers’ locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2015, we had approximately 58,000, 3,200 and 6,200 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 229, 67, 55 and 2 markets in North America, Europe, Latin America and Asia, respectively. As we continue to integrate the tw telecom acquisition, we may eliminate specific and/or duplicate routes as we continue to look at opportunities to reduce and/or optimize our network cost structure.
We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3’s network generally through dual, fault tolerant connections. As of December 31, 2015, we had more than 250 colocation facilities in North America, approximately 90 colocation facilities in Europe, and approximately 15 colocation facilities in Latin America.
Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.

Transoceanic Networks. We own a number of subsea fiber optic cable systems, including Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and Yellow (AC-2) consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica.
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
Our Patent Portfolio
Through acquisitions and through our own research and development, we have more than 1,000 patents and patent applications in the United States and around the world, as of December 31, 2015. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.
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

Competition
The communications industry has been and remains highly competitive. In the late 1990s and the early 2000s, significant new capacity was deployed by both existing and new entrants. This oversupply led to a period of financial restructuring and industry consolidation. Given the significant economies of scale inherent in the communications industry, we believe further consolidation may occur such as Verizon’s recently announced acquisition of XO.
Our primary competitors are long distance carriers, ILECs, CLECs, Post Telephone and Telegraphs, or PTTs, companies that operate Content Delivery Networks, or CDNs, and other companies such as cable companies, that provide communications services. The following information identifies some key competitors for each of our service offerings.
Our key competitors for our IP and data services include Verizon, AT&T, XO, NTT, Tata and Cogent in North America, and BT, Orange, TeliaSonera and Tata in Europe. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For transport and fiber services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, CenturyLink, Zayo, and XO. In Europe, our key competitors are other carriers such as PTT companies, BT, Orange, Vodafone, TeliaSonera, Colt, Interoute, KPN and Belgacom. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
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
For CDN services, our key competitors include Akamai Technologies, Limelight Networks, Amazon, Edgecast Networks (Verizon), Fastly and CDNetworks.
For security services, our key competitors include Akamai, Verizon, CenturyLink, AT&T and Cloudflare.
In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T, Verizon and CenturyLink) and CLECs (such as XO). In Europe, they include BT, Vodafone, Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
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
Regulation
U.S. Regulation
Federal Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international communications services. We have obtained FCC approval to land our transoceanic cables in the United States. We have also obtained FCC authorization to provide international services on a facilities and resale basis, as well as via various wireless licenses. Under the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The United States House of Representatives Energy and Commerce Committee recently began to consider revising and updating the 1996 Act, including potential changes to the FCC, its jurisdiction and its organizational structure. It is too early in this process for us to either predict any modifications that might be made to the 1996 Act as part of this process, their effects on us, or the pace at which this process may proceed.
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
In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the “pricing flexibility” regime under which ILECs have obtained, in so-called “phase I” areas, the ability to enter into more individualized relationships with customers and to lower prices, and in so-called “phase II” areas, the ability to raise prices based upon certain threshold showings of the presence of competitors in a specific geographic and product market. In August 2012, the FCC froze further grants of phase II pricing flexibility. In December 2012, the FCC issued an order stating that it will gather additional data on a mandatory basis from both providers and purchases of special access services so that it can conduct a comprehensive evaluation of the state of competition in the special access market. Responses to these additional, mandatory data requests were made in early 2015, but we cannot predict when the FCC will complete its review of the data submitted. In addition, the FCC has commenced a review to determine whether certain tariff terms of price cap ILECs, known in the industry as “demand lock-up” terms, are anticompetitive and therefore unlawful. We cannot predict if or when the FCC will complete its review or its outcome.
Network Neutrality and Open Internet. On February 26, 2015, the FCC adopted its most recent Open Internet order, the Open Internet Remand Order. The 2015 Order prohibits broadband providers from: blocking access to lawful content; impairing or degrading (also known as throttling) Internet traffic; prioritizing some content over other content in exchange for payment or other consideration; or unreasonably interfering with or disadvantaging the ability of users to access lawful content. The 2015 Order also provides the Commission with authority to hear complaints regarding interconnection disputes with broadband providers. The 2015 Order has been challenged in court. We cannot predict the outcome of that challenge, but we expect it to be decided in 2016. There have also been a variety or legislative efforts to water down the 2015 Order. We cannot predict the outcome of those legislative initiatives.
IP Interconnection. We have noted IP interconnection and congestion disputes with last mile bottleneck broadband providers, some of which historically refused to augment (or add) bandwidth at congested interconnection links between our respective networks (which is known to degrade the quality of third party content) without the payment of tolls unilaterally dictated by the broadband supplier. During 2015, we concluded improved IP Interconnection agreements with several large broadband providers, some of which were announced publically. We cannot predict at this time whether these arrangements will in all cases provide us with sufficient last mile interconnection capacity to avoid Internet congestion as the Internet continues to grow and/or when these agreements expire. The FCC’s current Open Internet rules provide Level 3 a forum to lodge interconnection disputes with the FCC for resolution, but how such disputes would be resolved, as well as the future of these Open Internet Rules, is unclear (see “Network Neutrality and Open Internet” discussion immediately above).
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
In November 2011, the FCC released its Universal Service Fund/Intercarrier Compensation Transformation Order (USF/ICC Transformation Order). Along with addressing other matters, the USF/ ICC Transformation Order established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic. Under the USF/ICC Transformation Order and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and will be reduced to zero over, as relevant to Level 3, generally a six year transition period that began July 1, 2012.
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
Intercarrier Compensation/VoIP. Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of intercarrier compensation disputes dealing with the rating of VoIP traffic. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to Level 3. Those clarifications have been appealed, and at this time, we cannot predict the outcome of these appeals.
Other VoIP Regulation. The FCC has imposed various regulatory requirements on VoIP providers that had previously been applicable only to traditional telecommunications providers, such as obligations to provide 911 functionality, contribute to the federal universal service fund, to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements), to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund, and to abide by the regulations concerning Customer Proprietary Network Information and the Communications Assistance for Law Enforcement Act. In addition, a number of state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
Intercarrier Compensation/Wireless. There are currently a number of lawsuits ongoing in the United States concerning the intercarrier compensation charges applicable to certain wireless telephone calls, how to determine whether those calls were local or long distance under the applicable rules, and what statute of limitations applies to such claims. We are defendants in certain of these lawsuits, and are potential plaintiffs in others. As with any litigation, the outcome of this litigation is difficult to predict.
Universal Service. Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. The FCC assesses Level 3 a percentage of interstate and international revenue it receives from retail customers as its contribution to the Federal Universal Service Fund, which assessments are generally passed on to our customers. Additionally, the FCC has ruled that states may assess contributions to their state Universal Service Funds from VoIP providers. Any change in the assessment methodology may affect Level 3’s revenue and expenses, but at this time it is not possible to predict the extent we would be affected, if at all.
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
State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. We are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we need to maintain interconnection agreements with ILECs where we wish to provide service. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others’ contracts or through arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers.
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
European Regulation
Unlike the United States which has a federal-state regulatory scheme, the European Union, or EU, has adopted a more systematic approach to the convergence of networks and the regulation of telecommunications services. The European Commission oversees the implementation by its Member States of various directives developed to regulate electronic communications. In March 2002, the European Union adopted a new regulatory framework for electronic communications that is designed to address in a technologically neutral manner the convergence of communications across telecommunications, computer and broadcasting networks. The directives address: (1) framework, (2) interconnection and access, (3) authorization and licensing, (4) universal service, and (5) privacy. These directives along with an additional decision on radio spectrum set out the basis for regulation at the national level.
Pursuant to these measures, the licensing regime was replaced with one of general authorization, whereby all providers of electronic communication services, or ECS, are authorised by statute in all 28 EU countries to (1) build/maintain a network and (2) sell any form of ECS, other than mobile or broadcast services, without the need for an individual license. Accordingly, as for all communications providers, our existing licenses were canceled and replaced with statutory authorization, subject to various general conditions imposed by national regulatory authorities, or NRAs. NRAs continue to be responsible for issuing specific licenses in relation to radio spectrum.
In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens’ Rights” Directive (Directive 2009/136/EC), which adjust the existing regulations in order to remove areas of potential ambiguity and more clearly define user rights. .
The Framework requires NRAs, on a rolling basis, to analyze a set of markets for electronic communications which may require ex-ante regulation to function competitively.
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
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU also implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009), or BEREC. BEREC’s remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. From 2012 through 2015, BEREC adopted a common position on several issues of relevance, including wholesale local and broadband access, wholesale leased lines and net neutrality. BEREC’s work program for 2016 adopted in December 2015 identifies four key areas of focus: (1) promoting competition and investment, including work on wholesale access products, challenges and drivers for NRA roll-out and preparation for all-IP networks; (2) promoting the internal market, by coordinating input to regulatory proposals related to Digital Single Market initiative; (3) empowering and protecting end-users; and (4) improving the quality and efficiency of individual NRAs.

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
In November 2015, the EU adopted Regulation EU 2015/2120 which, among other things set out new legislation in relation to open internet. The net neutrality provisions of this Regulation are effective at the beginning of the second quarter 2016. In 2015, the EU Commission also began a review of the entire suite of Directives and Regulations relating to the communications sector and it is expected that proposals will be published during 2016 with a view to agreeing any changes in sufficient time to have these transposed into Member State law by 2019.
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
Canadian Regulation
The Canadian Radio-television and Telecommunications Commission (“CRTC”) regulates telecommunications providers and their service offerings in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the ILECs, bringing significant competition to this industry for both domestic and international long distance services. The provision of Canadian domestic and international transmission facilities based services is no longer restricted to “Canadian carriers”. Prior to June 2012, these carriers had to have majority ownership and control in-fact by Canadians. There are no such Canadian ownership and control requirements for companies that resell the services and facilities of a Canadian carrier. Accordingly, we have historically operated as a reseller of Canadian domestic and international transmission facilities-based services in Canada. Material ownership restrictions were repealed, thus allowing us to register with the CRTC as a facilities-based telecommunications common carrier, which we did and also obtained a Basic International Telecommunications Service license, allowing us to carry traffic that originates or terminates in points outside of Canada.
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
In December 2015 the newly elected government has publicly communicated its intention to set information and communications technology policies as an economy driver. Some rules, which include the intervention of the recently created authority (“Autoridad Federal de Tecnologías de la Información” or Federal Authority for Information Technology) and the requirements of National Decrees 267/15 and 268/15 are providing a temporary framework until a new National Telecom Act is enacted in 2016.
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
The TIC Law created a new ICT register to facilitate market entry by telecommunications operators, as licenses were no longer tied to the provision of telecommunications services in Colombia. If services providers require spectrum the Ministry granted a spectrum use permit. During 2015, the CRC and the Ministry of Information and Communications Technologies (“MinICT”) issued regulations and policies to promote and improve competition in the telecommunications sector in Colombia, relating to, among other things, customer contracts, reporting, interconnection charges in the mobile market and certain local accounting rules.
The Colombian government issued the National Development Plan (NDP), which is intended to increase competition and the use of information technology and communications in the country. The NDP contains provisions to allow for the efficient deployment of infrastructure and services.

The Colombian government is interested in joining the Organization for Economic Cooperation and Development, or OECD, and this will require the adoption of some reforms in the telecommunication sector, such as measures to ensure the independence of the regulatory authorities, eliminate concentration in fixed and mobile markets and remove barriers to network infrastructure deployment, which would not affect our business in Colombia.
Costa Rica
Costa Rica was the last country in Central America to liberalize the telecommunications market. Telecommunications in Costa Rica had historically been under the structure of a state-owned monopoly. Following ratification of the free trade agreement between the US and Central American States, in 2007, Costa Rica started the reform of its regulatory environment to open telecommunications to competition.
In pursuit of this objective, which is still ongoing, the government of Costa Rica moved to a total liberalized telecom market in the country from 2008. The Telecommunications Law was enacted in June 2008 and the regulatory body, the Telecommunications Superintendence (“SUTEL”), was appointed in 2009. SUTEL is an administrative body within the former Public Services Regulatory Authority (ARESEP).
Examples of SUTEL’s responsibilities are: implementing policy and legislation, regulating the market entry by service providers and the services, imposing access and interconnection obligations, resolving intercarrier and unfair competition disputes, approving both retail tariffs (only if there are no effective competition conditions within the market) and adhesion contracts with end users, overseeing the universal service fund (FONATEL), and managing scarce resources, including numbers and radio spectrum. SUTEL also ensures compliance with consumer protections and promotes competition in the telecommunications sector.
The executive branch retains certain direct responsibilities in the telecom sector through the Ministry of Science, Technology and Telecommunications (“MICITT”), which is the main authority for the promotion and definition of national telecommunications policy, including the definition of a national plan for the development of telecommunications and granting spectrum licenses.
In 2014, SUTEL started to conduct market research on the prices of submarine cable access services in Costa Rica, to determine whether prices in that country are competitive in comparison with international prices. The final report on this research has not been released yet.
At the end of 2014, SUTEL announced that it expects to review the conditions for effective competition in the various telecommunications markets in Costa Rica (fixed, mobile, data, etc.), which could lead to the liberalization of the prices of telecommunication services in some markets or a review of new regulatory rulings to promote competition.
In October 2015, MICITT released the National Telecommunications Plan 2015-2021. The plan addresses the main objectives for the growth of the telecommunications sector until 2021 and the telecommunications market milestones. These objectives are mandatory both to MICITT and SUTEL regarding the spectrum procurement proceedings and the procurement proceedings financed through FONATEL.
Ecuador
A new Law of Telecommunications was enacted in February of 2015. As a result, the organizational structure of public entities in Ecuador will changed with the creation of the Agency for the Regulation and Control of Telecommunications (“ARCOTEL”), which will be responsible for the planning, regulation and control of telecommunications services as well as spectrum management.

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
Some important regulatory measures were issued by the IFT in 2015: (i) the application of no charge for the interconnection with networks of the preponderant agents and (ii) the modification of tariffs for national long distances telephony services due to the Mexican territory treatment as a local area.

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
The telecommunications industry in Panama is regulated by Autoridad Nacional de los Servicios Públicos or ASEP (formerly Ente Regulador de los Servicios Públicos), an independent regulatory body. ASEP is a multi-sector regulator in charge of all Panama utilities including telecommunications.
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
During 2014, the National Congress submitted a General Telecommunication Bill which would modify the existing general regulatory regime. The bill remains under debate and has not yet been passed.
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
To provide telecommunications services, it is necessary to hold a license. Moreover, if the service also requires the assignment of spectrum, it is also necessary to have a concession. The Executive Branch grants licenses to broadcast and also grants assignments of spectrum with a fixed term. URSEC is entitled to grant licenses and concessions in all the remaining cases. The international long distance telephony is a closed market with approximately ten players operating in that market. Through our Uruguayan branch “GC Sac Argetina SRL Sucursal Uruguay,” we are licensed for data transmission services and as an international long distance service provider.

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
Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in 1998. Additionally, the United States has entered into bilateral Free Trade Agreements with Singapore, Australia and South Korea that became effective in 2003, 2005 and 2012, respectively, and a Trans-Pacific Partnership agreement with Australia, Brunei, Canada, Chile, Japan, Malaysia, Mexico, New Zealand, Peru, Singapore and Vietnam that was concluded in 2015. We cannot predict what effect, if any, these agreements will have on other countries in the region or whether the U.S. will pursue similar agreements with other countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or may in the future operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.
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
ATM
Asynchronous transfer mode. An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

backbone	A high-speed network that interconnects smaller, independent networks. It is the through‑portion of a transmission network, as opposed to spurs which branch off the through‑portions
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
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

VoIP	Voice over Internet Protocol.
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

We have only recently generated net income for our two most recent full fiscal years and have generated substantial net losses in the past.
While we did have net income of $3.433 billion (which included a $3.3 billion income tax benefit due to the release of a valuation allowance against U.S. federal and state deferred tax assets) and $314 million for the year ended December 31, 2015 and 2014, respectfully, we generated net losses of approximately $109 million and $422 million for the years ended December 31, 2013 and 2012, respectfully. Although we anticipate that our operating results will continue to improve over time, there can be no assurance that the recent level of operating results and profitability will continue and that currently anticipated future operating improvements will be realized on schedule or that we will be able to sustain profitability in the future. If we would incur net losses in the future they could limit our ability to fund expansions of our network, investments in our products and services, interest and principal payments on our debt, or other business needs.
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
Network and information systems and other technologies are critical to our business activities. Network and information systems-related events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities, or any combination of the these items, could result in a degradation or disruption of our services, damage to our properties, equipment and data, or unauthorized disclosure of confidential information. We experience cyber-attacks against our network and information systems of varying degrees on a regular basis, and as a result, unauthorized parties could obtain access to our data or our customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information to gain access to our data or our customers’ data, including information subject to data protection laws and regulations such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing personally identifiable information, protected health information and Customer Proprietary Network

Information. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.
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
While our own patent portfolio may deter other operating companies from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counterclaim would be largely ineffective. We have already been the subject of time-consuming and expensive patent litigation brought by certain patent holding companies and we can reasonably expect that we will face further claims in the future.
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
Our consolidated revenue is concentrated in a limited number of customers.
Approximately 16% of our consolidated revenue is concentrated among our top ten customers at year end 2015. If we lost one or more of our major customers, or, if one or more of them significantly decreased or terminated orders for our services, our business could be materially and adversely affected.
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
We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some countries may exceed those in the United States;

•	United States and other country tax laws may limit our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	non-U.S. earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•
difficulties and costs of compliance with non-U.S. laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in laws and regulations relating to non-U.S. trade and investment.

We are exposed to significant currency exchange rate risks and currency transfer restrictions and our results may suffer due to currency translations and remeasurements.
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of foreign currencies (such as the devaluation of the Brazilian real and the Argentine peso discussed below) relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our results of operations may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations.
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
Our business operations in the Latin American region constitute a significant portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Argentina, Brazil and Colombia. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers in this region. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings.
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our business.
Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies and our business and operations in those locations.
Some Latin American countries, including Brazil and Argentina, have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations in those locations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.
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

We had a ratio of earnings to fixed charges of 1.4 for the year ended December 31, 2015 and 1.3 for the year ended December 31, 2014. We had substantial deficiencies of earnings to cover fixed charges of approximately $71 million and $374 million for the years ended December 31, 2013 and 2012, respectively.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2015, we had an aggregate of approximately $11.025 billion of current and long-term debt on a consolidated basis (excluding debt discounts and fair value adjustments), and approximately $10.126 billion of stockholders’ equity. Of the long-term debt, approximately $15 million is due to mature in 2016, $7 million is due to mature in 2017, $307 million is due in 2018 and $822 million is due in 2019, in each case excluding debt discounts and fair value adjustments.
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
As of December 31, 2015, we had NOLs of approximately $9.8 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)). If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOLs and certain current deductions against any taxable income we achieve in future periods.
We have entered into transactions over the applicable three-year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions that we enter into, as well as transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing NOLs and certain current deductions to reduce our U.S. federal income taxes and could result in a substantial income tax expense to our consolidated statement of operations. In addition, these limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.
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
In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 171 properties as of January 11, 2016. We are engaged in addressing or have liquidated environmental liabilities at 87 of those properties. Of these: (a) we have formal commitments or other potential future costs at 23 sites; (b) there are eight sites with unknown future costs; and (c) there are 56 sites with no likely future costs. The remaining properties have been dormant for several years. We could potentially be held liable, jointly or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

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
Certain North American and European hourly and salaried employees of Global Crossing are covered by defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2015, the projected benefit obligation under these pension plans and the pension plans with respect to non-Global Crossing operations prior to 1997 was approximately $158 million ($72 million for U.S. plans and $86 million for U.K. plans) and the value of plan assets was approximately $142 million (approximately $69 million for U.S. plans and $73 million for U.K. plans), resulting in these pension plans being underfunded by $16 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
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

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately eleven million square feet of space for our Gateway and transmission facilities. Our Gateway space is either owned by and other properties relating to our network operations, see Item 1, “Business -- Our Communications Network.”
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

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is traded on the New York Stock Exchange under the symbol "LVLT." As of February 24, 2016, there were approximately 5,573 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sales prices of our common stock as reported by the NYSE Composite Tape for the quarters and the years indicated.

Year Ended December 31, 2015	High	Low
First Quarter	$55.46	$47.02
Second Quarter	56.90	52.11
Third Quarter	54.16	41.57
Fourth Quarter	54.45	43.00

Year Ended December 31, 2014	High	Low
First Quarter	$39.21	$31.01
Second Quarter	45.60	36.37
Third Quarter	47.50	41.17
Fourth Quarter	50.05	38.05

Equity Compensation Plan Information.

We have one equity compensation plan under which we may issue shares of our common stock to employees, officers, directors and consultants, which is called The Level 3 Communications, Inc. Stock Incentive Plan. In addition, in connection with our acquisition of Global Crossing, we assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock. Since this plan’s term has expired, no shares remain for future issuances under this plan, but shares do remain for awards outstanding as of the expiration of the term. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the Level 3 Communications, Inc. Stock Incentive Plan (in the ‘‘Equity compensation plans approved by stockholders’’ category) and the 2003 Global Crossing Limited Stock Incentive Plan (in the ‘‘Equity compensation plans not approved by stockholders’’ category) as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,181,749	(1)	$22.75	(2)	22,270,028
Equity compensation plans not approved by stockholders	415,629	(3)	$22.85	(2)	—

(1) Includes, among other awards, awards of outperform stock appreciation units (‘‘OSOs’’), and performance restricted stock units (‘‘PRSUs’’). For purposes of this table, each OSO was considered to use a single share of our common stock and each PRSU was also assumed to use a single share of our common stock (which would be target performance) from the total number of shares reserved for issuance under the Level 3 Communications, Inc. Stock Incentive Plan even though the actual payout multiplier may range from zero to four and performance may be less than or greater than target, as described below.

(2) At December 31, 2015, the only type of award outstanding that included an ‘‘exercise price’’ was the OSOs. The weighted-average exercise price indicated was for the outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500 Index from the time of the grant of the award until the award has been exercised.

(3) The 2003 Global Crossing Limited Stock Incentive Plan provided for the granting of (i) stock options, (ii) stock appreciation rights and (iii) other stock based awards, including, without limitation, restricted share units, to eligible participants. Amounts shown indicate the number of awards outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at December 31, 2015. Includes awards of outperform stock appreciation units (‘‘OSOs’’). For purposes of this table, each OSO was considered to use a single share of our common stock from the total number of shares reserved for issuance even though the actual payout multiplier may range from zero to four, as described below.

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

Beginning in 2014, outperform stock appreciation rights, or OSOs, were no longer awarded. Instead, we awarded performance-based restricted stock unit awards, which use a two-year performance measurement period, with the specific performance criteria to be determined by the Compensation Committee of the Board of Directors for each annual award cycle, and vest 50% on the second anniversary of the grant date (after the relevant performance has been measured) and the second 50% vest on the third anniversary of grant date to serve as a retention tool.

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

The performance graph compares the cumulative total return of our common stock for the five year period from 2011 through 2015 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The performance graph assumes that the value of the investment was $100 on December 31, 2010, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/10	12/11	12/12	12/13	12/14	12/15
Level 3 common stock	$100.00	$115.58	$157.21	$225.65	$335.92	$369.80
S&P 500® Index	100.00	100.00	113.40	146.97	163.71	162.52
NASDAQ Telecommunications	100.00	87.38	89.13	110.54	120.38	111.36

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$8,229	$6,777	$6,313	$6,376	$4,333
Income (Loss) from Continuing Operations (2)	3,433	314	(109)	(422)	(827)
Income from Discontinued Operations, Net (1)	—	—	—	—	71
Net Income (Loss)	3,433	314	(109)	(422)	(756)
Per Common Share:
Income (Loss) from Continuing Operations - Basic	9.71	1.23	(0.49)	(1.96)	(6.03)
Income from Discontinued Operations, Net - Basic	—	—	—	—	0.52
Net Income (Loss) - Basic (2)	9.71	1.23	(0.49)	(1.96)	(5.51)
Income (Loss) from Continuing Operations - Diluted	9.58	1.21	(0.49)	(1.96)	(6.03)
Income from Discontinued Operations, Net - Diluted	—	—	—	—	0.52
Net Income (Loss) - Diluted (2)	9.58	1.21	(0.49)	(1.96)	(5.51)
Dividends (3)	—	—	—	—	—

Financial Position:
Total Assets	$24,145	$20,947	$12,874	$13,307	$13,188
Current portion of long-term debt (4)	15	349	31	216	65
Long-Term Debt, less current portion (4)	10,994	10,984	8,331	8,516	8,385
Stockholders' Equity (5)	10,126	6,363	1,411	1,171	1,193

(1)
On October 4, 2011, the Company purchased Global Crossing Limited ("Global Crossing") (the "Amalgamation"). During 2011, the Company recorded revenue attributable to Global Crossing of approximately $654 million.

On November 14, 2011, the Company completed the sale of its coal mining business to Ambre Energy Limited as part of its long-term strategy to focus on core business operations. Revenue attributable to the coal mining business totaled approximately $54 million in 2011 through the date of sale. As a result of the transaction, the Company recognized a gain on the transaction of approximately $72 million, which is included in its Consolidated Statements of Operations within "Income from Discontinued Operations, Net." The financial results of the coal mining business are included in the Company's consolidated results of operations through the date of sale, and all periods have been revised to reflect the presentation within discontinued operations.

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

In 2014, the Company issued $600 million aggregate principal amount of its 5.75% Senior Notes due 2022. The net proceeds from the offering of the notes, together with cash on hand, were used to redeem the $605 million aggregate principal amount outstanding of the Company's 11.875% Senior Notes due 2019. The company recognized a debt extinguishment loss of $53 million associated with this transaction during the fourth quarter of 2014.

In 2014, the Company also recognized a $100 million income tax benefit primarily related to the release of a foreign deferred tax valuation allowance.

In 2015, Level 3 redeemed Level 3 Financing's 9.375% Senior Notes due 2019 together with cash on hand, from the issuance on January 29, 2015 of its 5.625% Senior Notes due 2023. Level 3 recognized a loss on extinguishment of debt of $36 million associated with this transaction in the second quarter of 2015. Level 3 Financing also issued $700 million aggregate principal amount of its 5.125% Senior Notes due 2023 and $800 million aggregate principal amount of its 5.375% Senior Notes due 2025. The net proceeds from the offering of these notes together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing's 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of Level 3's 8.875% Senior Notes due 2019. In the second quarter 2015, Level 3 recognized a loss on extinguishment of debt of

$100 million as a result of these redemptions. Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan. In the second quarter of 2015, Level 3 recognized a loss on modification and extinguishment of debt of $27 million as a result of this refinancing. In the fourth quarter 2015, Level 3 Financing issued $900 million aggregate principal amount of its 5.375% Senior Notes due 2024. The net proceeds from the offering of the 5.375% Senior Notes due 2024, together with cash on hand, were used to redeem all $900 million aggregate principal amount of the Company’s 8.625% Senior Notes due 2020. Level 3 recognized a loss on modification and extinguishment of debt of approximately $55 million associated with this transaction during the fourth quarter of 2015.

Effective September 30, 2015, Level 3 deconsolidated its Venezuelan subsidiary from its consolidated financial statements. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary during the third quarter 2015.

In the fourth quarter of 2015, with the continued expectation of generating income before taxes in the United States, the Company released a significant portion of its valuation allowance against its net U.S. federal and state deferred tax asset position. The release of the valuation allowance benefited income tax expense and net income by approximately $3.3 billion.

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

In 2013, the Company repaid at maturity approximately $172 million of its 15% Convertible Senior Notes due 2013. The Company also refinanced its existing $815 million Tranche B 2019 Term Loan through the creation of the $815 million Tranche B-III 2019 Term loan. The Company also refinanced its $595.5 million Tranche B 2016 Term Loan and $1.2 billion Tranche B-II 2019 Term Loan through the creation of a new term loan in the aggregate principal amount of $1.796 billion (the "Tranche B 2020 Term Loan"). Additionally, the Company completed the offering of $640 million aggregate principal amount of its 6.125% Senior Notes due 2021. The proceeds from the offering, together with cash on hand, were used to redeem all of the outstanding 10% Senior Notes due 2018. Also in 2013, the Company completed the offering of $300 million aggregate principal amount of its Floating Rate Senior Notes due 2018. The net proceeds of these notes, together with cash on hand, were used to redeem all of the outstanding Floating Rate Notes due 2015. Finally in 2013, the holders of approximately $200 million aggregate principal amount of the Company's outstanding 6.5% Convertible Senior Notes due 2016 converted these notes for approximately 10.8 million shares of the Company's common stock. The remaining $1 million principal amount of the Company's 6.5% Convertible Senior Notes due 2016 was redeemed with cash on hand.

In 2014, Level 3 Escrow II, Inc. issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes due 2022”). The 5.375% Senior Notes due 2022 were assumed by Level 3 Financing, Inc., a direct wholly owned subsidiary of the Company, and the proceeds were used to refinance certain existing indebtedness of tw telecom. Additionally, the Company entered into a ninth amendment agreement to the Existing Credit Agreement to incur $2.0 billion in aggregate borrowings under the Existing Credit Agreement through the creation of a new Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The net proceeds from both the 5.375% Senior Notes due 2022 and the Tranche B 2022 Term Loan were used to finance the cash portion of the merger consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the Merger. Further, in 2014, the Company issued a total of $600 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the “5.75% Senior Notes”). The net proceeds from the offering of the 5.75% Senior Notes, together with cash on hand were used to redeem all of the Company's outstanding 11.875% Senior Notes due 2019.

Refer to Note 11 - Long-Term Debt in the notes to the Consolidated Financial Statements for the Company's offerings and refinancings in 2015.

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

In 2015, the Company issued approximately 12 million shares of common stock when holders of the remaining $333 million of its 7% Convertible Senior Notes due 2015 converted these notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) included elsewhere herein and the description of its business in Item 1, "Business".

Executive Summary

Overview

The Company is a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, Level 3 may receive upfront payments for services to be delivered for a period of generally up to 25 years. In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. At December 31, 2015, for contracts where upfront payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 12 years.

On October 31, 2014, the Company completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became an indirect, wholly owned subsidiary of the Company through a tax-free, stock and cash reorganization (the "Merger").

As of September 30, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in that subsidiary using the cost method of accounting in the fourth quarter of 2015. This change resulted in a one-time charge of $171 million to adjust the Venezuelan subsidiary's assets and liabilities to estimated fair value in the third quarter of 2015. The Company's financial results do not include the operating results of its Venezuelan subsidiary subsequent to September 30, 2015. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying Consolidated Financial Statements and additional discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Venezuela Effects" in Results of Operations.

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy." In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

•	growing revenue by increasing sales generated by its Core Network Services;

•	focusing on its Enterprise customers, as this customer group has the largest potential for growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	improving profitability by reducing network costs and operating expenses;

•	achieving and maintaining sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision-making and interaction with its mid-market enterprise customers, including leveraging its existing network assets;

•	concentrating its capital expenditures on those technologies and assets that enable the Company to develop its Core Network Services;

•	managing Wholesale Voice Services for profit contribution; and

•	refinancing its future debt maturities.

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

As a result of the Merger, the Company was comprised of the following four reportable segments for financial reporting purposes for the fourth quarter of 2014: 1) North America; 2) Europe, the Middle East and Africa (EMEA); 3) Latin America; and 4) tw telecom, which represents the standalone operations of the former tw telecom business. As a result of the integration of financial information of tw telecom in North America in the first quarter of 2015, the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. As a result of the change, the Company's reportable segments now consist of: 1) North America; 2) EMEA; and 3) Latin America.

Total Revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; Internet Protocol ("IP") and data services; and local and enterprise voice services.

•	Wholesale Voice Services revenue from sales of long distance voice services to wholesale customers.

Core Network Services revenue represents higher profit services and Wholesale Voice Services revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services revenue. Management believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services revenue. The Company believes that performance in its communications business is best gauged by analyzing revenue changes in Core Network Services.

Core Network Services

IP and data services primarily include the Company's Internet services, Virtual Private Network ("VPN"), Content Delivery Network ("CDN"), media delivery, Vyvx broadcast and Managed Services. Level 3's IP and high speed IP service is high quality and is offered in a variety of capacities. The

Company's VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

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

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium sized enterprises, regional service providers, as well as government markets, the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions.

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

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnection may also affect the Company's results in a particular quarter, with disconnection early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's profitability and other financial results and may not be indicative of future financial performance.The Company also establishes appropriate reserves for disputes of incorrect network access cost billings from its suppliers of network services, which may include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. The network access costs reserves for disputed supplier billings are based on an analysis of the Company's historical experience in resolving disputes with its suppliers and regulatory analysis regarding certain specific supplier billing matters. The timing and ultimate outcome of the dispute resolution process could differ from the Company's initial estimates and these differences could be material.

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

While the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts and unfavorable contracts recognized in acquisition accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the Consolidated Financial Statements, as critical to its business operations and the understanding of its results of operations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial application. The Company does not expect to adopt the ASU early and is currently evaluating the effect of adopting this ASU on its consolidated financial statements and related disclosures including the transition method that it will elect.

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

Network Access Costs Reserves

The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate network access costs reserves for disputed supplier billings based on an analysis of its historical experience in resolving disputes with its suppliers and regulatory analysis regarding certain supplier billing matters. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

The Company conducted a long-lived asset impairment analysis in the fourth quarter of 2015 and 2014 and in each case concluded that its long-lived assets, including its finite-lived acquisition-related intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of the Company's long-lived assets, including finite-lived acquisition-related intangible assets, may not be recoverable, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's long-lived assets to their estimated fair value.

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

The Company extended the lives associated with IP equipment and certain of its facility equipment in the first quarter of 2014. This change in estimate was accounted for prospectively.

Goodwill and Acquired Indefinite-Lived Intangible Assets

The Company performs an annual impairment assessment of its goodwill and purchased intangible assets with indefinite useful lives during the fourth quarter, or more frequently if the Company determines that indicators of impairment exist. The Company's impairment review process considers the fair value of each reporting unit relative to its carrying value. The Company assesses the fair value of each of its reporting units using an income approach (also known as a discounted cash flow) and a market multiple approach. The income approach utilizes cash flow projections discounted using an appropriate Weighted Average Cost of Capital (WACC) rate for each reporting unit. The market multiple approach uses a multiple of a company’s Earnings Before Interest, Taxes, and Depreciation and Amortization expenses (EBITDA).

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

In 2015, the Company's reporting units consist of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2015 totaled $7.749 billion and was $7.024 billion, $0.129 billion and $0.596 billion, respectively. Following the acquisition of tw telecom during the fourth quarter of 2014, goodwill was assigned to the North America, EMEA, Latin America and tw telecom reporting units at December 31, 2014 and totaled $7.689 billion and was $1.832 billion, $0.138 billion, $0.595 billion and $5.124 billion, respectively.

As a result of the deconsolidation of the Company's Venezuelan subsidiary, the Company completed an assessment of the Latin American and other reporting units' goodwill as of September 30, 2015 and concluded there was no impairment in 2015. In 2014, the Company conducted its qualitative goodwill impairment analysis and determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, the Company did not perform the two step goodwill impairment evaluation.

To the extent that future changes in the Company's assumptions and estimates cause a change in the related fair value estimates that indicate the carrying amount of the Company's goodwill may exceed its fair value, the Company may incur impairment charges in the future to write-down the carrying amount of the Company's goodwill to its estimated fair value.

The Company's indefinite-lived intangible assets impairment review process compares the estimated fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting standards, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is not required to perform the two step indefinite-lived intangible assets impairment evaluation.

During the fourth quarter of 2015 and 2014, the Company conducted its indefinite-lived intangible assets impairment analysis and concluded that there was no impairment in 2015 and there was impairment of $17 million in its trade name indefinite-lived intangible asset in 2014.

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

Business Combinations

The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from tw telecom (and the related estimated lives of depreciable and amortizable tangible and identifiable intangible assets), required a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value was performed by management, taking into consideration information provided to management by an independent valuation firm.

Income Taxes

The Company recognizes deferred tax assets and liabilities for its United States and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns, and future profitability by tax jurisdiction. The Company has historically provided a valuation allowance to reduce its U.S federal, state and foreign deferred tax assets to the amount that is more likely than not to be realized. The Company monitors its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

In the fourth quarter 2015, the Company released the majority of its valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future years’ earnings. In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, the Company took into consideration its movement into a cumulative income position for the most recent three-year period, including pro forma adjustments for acquired entities, its eight out of nine consecutive quarters of pre-tax operating income, and forecasts of future earnings for its U.S. business. The Company expects to continue to generate income before taxes in the United States in future periods. In 2014 the Company released approximately $100 million of its deferred tax valuation allowance primarily related to its business in the United Kingdom due to consolidation of legal entities whereby one U.K. entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets.

Results of Operations 2015 vs. 2014 and 2014 vs. 2013

Year Ended December 31,
(dollars in millions)	2015	2014	2013
Revenue	$8,229	$6,777	$6,313
Network Access Costs	2,833	2,529	2,471
Network Related Expenses	1,432	1,246	1,214
Depreciation and Amortization	1,166	808	800
Selling, General and Administrative Expenses	1,467	1,181	1,162
Total Costs and Expenses	6,898	5,764	5,647
Operating Income	1,331	1,013	666
Other Income (Expense):
Interest Income	1	1	—
Interest Expense	(642)	(654)	(649)
Loss on Modification and Extinguishment of Debt	(218)	(53)	(84)
Venezuela Deconsolidation Charge	(171)	—	—
Other, net	(18)	(69)	(4)
Total Other Expense	(1,048)	(775)	(737)
Income (Loss) Before Income Taxes	283	238	(71)
Income Tax (Expense) Benefit	3,150	76	(38)
Net Income (Loss)	$3,433	$314	$(109)

Discussion of all significant variances:

Revenue by Channel:

Year Ended December 31,
(dollars in millions)	2015	2014	2013
Core Network Services:
North America - Wholesale Channel	$1,734	$1,522	$1,478
North America - Enterprise Channel	4,474	3,003	2,471
EMEA - Wholesale Channel	275	328	354
EMEA - Enterprise Channel	560	563	534
Latin America - Wholesale Channel	154	165	160
Latin America - Enterprise Channel	560	614	594
Total Core Network Services	7,757	6,195	5,591
Wholesale Voice Services	472	582	722
Total Revenue	$8,229	$6,777	$6,313

Revenue by Service Offering:

Year Ended December 31,
(dollars in millions)	2015	2014	2013
Core Network Services:
Colocation and Datacenter Services	$605	$590	$585
Transport and Fiber	2,345	2,087	1,935
IP and Data Services	3,586	2,530	2,133
Voice Services (Local and Enterprise)	1,221	988	938
Total Core Network Services	$7,757	$6,195	$5,591
Wholesale Voice Services	472	582	722
Total Revenue	$8,229	$6,777	$6,313

Revenue increased 21% in 2015 compared to 2014 and increased 7% in 2014 compared to 2013. The increase in total revenue in 2015 compared to 2014 was primarily driven by a full year of additional revenue in 2015 associated with acquisition of tw telecom in the fourth quarter of 2014, compared to $285 million representing two months of revenue from the tw telecom acquisition included in the 2014 results.  Assuming the tw telecom revenue was included for the full year of 2014, the total revenue would have increased from $8,123 million (see Note 2 - Events Associated with the Merger of tw telecom inc. in the Notes to the Consolidated Financial Statements) in 2014 to $8,229 million in 2015, or a 1% increase.  This increase was primarily driven by enterprise channel growth of $341 million in North America, offset by declines in Latin America revenue of $69 million and EMEA revenue of $67 million due primarily to the strengthening of the U.S. dollar against local currencies in 2015, as well as declines of $99 million in Wholesale Voice Services revenue and the effect of the deconsolidation of the Company's Venezuelan subsidiary as of September 30, 2015.

The increase in 2014 compared to 2013 was driven by growth in Core Network Services revenue from enterprise customers and the inclusion of $285 million of revenue from tw telecom subsequent to the completion of the Merger on October 31, 2014, partially offset by a decline in Wholesale Voice Services revenue.

The Company experienced continued growth in its IP and data services of $1,056 million, transport and fiber services of $258 million and voice services of $233 million during 2015 compared to 2014 driven primarily by the acquisition of tw telecom and end user customer demand for VPN and bandwidth in the enterprise channel. The increase in IP and Data Services was predominantly driven by the Company’s VPN and Managed Services and revenue from the tw telecom acquisition.  The Company also experienced increases in Transport and Fiber driven by Dark Fiber, Wavelengths and Professional Services and in Colocation and Datacenter Services and Voice Services, which also benefited from the tw telecom acquisition, offset by the adverse effect of the weakening of currencies in EMEA and Latin America against the U.S. dollar.

The Company experienced growth in its IP and Data services, Transport and Fiber and Voice Services during 2014 compared to 2013 driven primarily by end user customer demand for enterprise bandwidth and content delivery over the Internet as well as the acquisition of tw telecom.

Core Network Services revenue increased in the North America region in 2015 compared to 2014 as a result of the full year of results from the tw telecom acquisition and growth in services provided to the existing enterprise customer base. These increases were partially offset by decreases in EMEA and Latin America for 2015 due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America.

Core Network Services revenue increased in the North America and Latin America regions in 2014 compared to 2013, as a result of growth in services provided to the existing enterprise customer base, the acquisition of new customers in the enterprise channel and the acquisition of tw telecom, which contributed $285 million to Core Network Services revenue for the period subsequent to the completion of the Merger. Additionally, the Company's revenue from the EMEA region's enterprise channel increased over 2013. These increases were partially offset by decreases in the North America and EMEA regions' wholesale channel revenue.

Wholesale Voice Services revenue decreased in all regions in 2015 compared to 2014 and in 2014 compared to 2013. In 2015 compared to 2014, Wholesales Voice Services revenue decreased in North America and EMEA and remained flat in Latin America. The changes during the periods are primarily due to competitive pressures and the Company's focus on maintaining the Wholesale Voice Services profitability.

Wholesale Voice Services revenue decreased in 2014 compared to 2013 primarily as a result of declines in usage as customers transition to IP voice services. The Company continues to manage its combined wholesale voice services platform for profitability.

Network Access Costs includes leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from the Level 3 network, but excludes Network Related Expenses and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

Network Access Costs as a percentage of total revenue was 34% in 2015 compared to 37% in 2014 and 39% in 2013. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs. The increase in total Network Access Costs in 2014 compared to

2013 is primarily related to the addition of tw telecom's results of operations for November and December 2014.

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

Network Related Expenses increased 15% in 2015 from 2014 and increased 3% in 2014 from 2013. The increase in 2015 was primarily related to an increase in employee related expense of $106 million and an increase in facilities and rent expense of $62 million resulting from the acquisition of tw telecom. Additionally, in the third quarter of 2015, the Company implemented certain workforce reductions, resulting in approximately $8 million of restructuring charges recorded in Network Related Expenses.

The increase in 2014 compared to 2013 is primarily attributable to the acquisition of tw telecom by an increase in employee related expense of $64 million and an increase in facilities and rent expense of $16 million offset by an increase in capitalized labor and related costs of $21 million and a decrease in non-cash stock-based compensation of $27 million. Additionally in 2014 and 2013, the Company implemented certain workforce reductions in its operations staff. Restructuring charges in 2014 and 2013 of $11 million and $12 million, respectively, were recorded in Network Related Expenses.

Depreciation and Amortization expense increased 44% in 2015 from 2014 and increased 1% in 2014 from 2013. The increase in 2015 compared to 2014 is primarily attributable to $312 million of depreciation and amortization charges associated with the assets acquired from tw telecom and increased capital expenditures, partially offset by the impact of foreign currency exchange rate changes in EMEA and Latin America of $17 million. The increase in 2014 compared to 2013 is primarily related to $63 million of depreciation and amortization on tangible and intangible assets acquired from tw telecom and $150 million of additional capital expenditures in 2014, partially offset by $84 million of the effect of a change in useful lives of certain asset categories in the first quarter of 2014.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A Expenses increased 24% in 2015 compared to 2014 and increased 2% in 2014 compared to 2013. The increase in 2015 compared to 2014 was primarily related to $199 million of additional employee related expenses and an increase in professional services and non-network rent of $51 million, primarily associated with the acquisition of tw telecom. The increase in 2014 compared to 2013 is primarily related to $33 million of additional employee related expenses and $29 million of additional professional fees resulting from the acquisition of tw telecom and acquisition-related expenses incurred in connection with the Merger offset by a decrease in non-cash, stock-based compensation of $51 million. The Company incurred $32 million and $81 million in expenses related to the acquisition of tw telecom in 2015 and 2014, respectively.

From time to time, the Company has implemented certain workforce reductions in its administrative staff. Restructuring charges in 2015, 2014 and 2013 of $16 million, $34 million and $35 million, respectively, were recorded in SG&A Expenses.

Non-cash, stock-based compensation expense of $141 million, $73 million and $151 million was recorded in 2015, 2014 and 2013, respectively, related to grants of outperform stock appreciation rights,

performance restricted stock units, restricted stock units, accruals for the Company’s annual discretionary bonus, a portion of which was paid in stock for 2013, incentive and retention plans and shares issued for the Company’s matching contribution to the 401(k) plan. Approximately $121 million, $64 million and $115 million of non-cash stock-based compensation expense was recorded in SG&A Expenses in 2015, 2014 and 2013, respectively, and $20 million, $9 million and $36 million was recorded in Network Related Expenses in 2015, 2014 and 2013, respectively. The increase in 2015 compared to 2014 was primarily related to additional grants of restricted stock units, performance restricted stock units ("PRSUs") and increased matching contributions for the Company's 401(k) plan due to the additional headcount from the tw telecom acquisition. The total decrease in non-cash, stock-based compensation expense in 2014 compared to 2013 is primarily due to the 2014 annual discretionary bonus being accrued for as a cash bonus rather than a partial cash, partial equity bonus as in previous years. In addition, the $23 million charge recorded in 2013 related to the vesting of long-term incentive awards in connection with the Company's former CEO's departure from the Company, as described below, did not recur in 2014.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company along with Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Net Income (Loss)	$3,433	$314	$(109)
Income Tax Expense (Benefit)	(3,150)	(76)	38
Interest Expense	642	654	649
Loss on Modification and Extinguishment of Debt	218	53	84
Venezuela Deconsolidation Charge	171	—	—
Other, net	17	68	4
Depreciation and Amortization Expense	1,166	808	800
Non-Cash Stock Compensation Attributable to Stock Awards	141	73	151
Non-Cash Impairment	—	1	7
Adjusted EBITDA	$2,638	$1,895	$1,624

North America	$3,048	$2,065	$1,799
EMEA	235	214	226
Latin America	302	348	313
Unallocated Corporate Expenses	(947)	(732)	(714)
Consolidated Adjusted EBITDA	$2,638	$1,895	$1,624

Consolidated Adjusted EBITDA was $2.638 billion in 2015 compared with $1.895 billion in 2014 and $1.624 billion in 2013. The increase in Adjusted EBITDA is attributable to the acquisition of tw telecom, growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs and lower Network Related Expenses as a percentage of revenue. See Note 15 - Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased in the North America region in 2015 compared to 2014 primarily as a result of the tw telecom acquisition, growth in Core Network Services revenue and initiatives resulting in reduced network access costs.

Adjusted EBITDA increased in the EMEA region in 2015 compared to 2014 as a result of initiatives that reduced network access costs, which were partially offset by the effect of the stronger U.S. dollar against European currencies. Consolidated Adjusted EBITDA for 2015 was negatively affected by approximately 1% versus the comparable prior period as a result of the changes in foreign currency rates.
Adjusted EBITDA decreased in the Latin American region in 2015 compared to 2014 primarily as a result of the effect of the stronger U.S. dollar against Latin American currencies. Consolidated Adjusted EBITDA for 2015 was negatively affected by approximately 2% versus the comparable prior period, as a result of the changes in foreign currency rates. The decrease was partially offset by initiatives resulting in reduced network access costs.

Prior to 2014, the Company paid a portion of employee annual bonuses with shares of its common stock. Beginning in 2014, the Company accrued the entire bonus compensation within SG&A Expenses and Network Related Expenses as cash compensation, which is paid in the first quarter of the following year.

Adjusted EBITDA increased in North America and Latin America in 2014 compared to 2013 primarily resulting from (i) growth in core network services revenue and (2) initiatives resulting in reduced network access costs. The results of operations from acquisition of tw telecom contributed $105 million to Adjusted EBITDA in 2014. These increases were partially offset by a decrease in wholesale channel revenue, primarily in North America and EMEA.

Interest Expense decreased $12 million in 2015 from 2014 and increased $5 million in 2014 from 2013. Interest expense decreased in 2015 compared to 2014 by $72 million due to a lower weighted average interest cost of debt of 4.9% at December 31, 2015 compared to 5.9% at December 31, 2014 due to refinancing activities and a $30 million reduction in interest expense as a result of the conversion of the 7% Convertible Senior Notes due 2015 and 7% Convertible Senior Notes due 2015, Series B into common stock, partially offset by $89 million of interest expense on additional borrowings used to fund the tw telecom merger. Interest expense increased in 2014 compared to 2013 by $47 million as a result of additional borrowings to finance the tw telecom merger, partially offset by $45 million due to a lower weighted average interest cost of debt of 5.9% at December 31, 2014 compared to 6.8% at December 31, 2013 due to refinancing activities.

The Company expects annual interest expense in 2016 to approximate $570 million based on current interest rates on the Company's debt outstanding as of December 31, 2015. See Note 11 - Long-Term Debt in the notes to Consolidated Financial Statements for additional information on Level 3's financing activities.

Loss on Modification and Extinguishment of Debt was $218 million in 2015 compared to a loss of $53 million in 2014 and a loss of $84 million in 2013. See Note 11 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding the Company’s financing activities.

The loss recorded during 2015 was related to a charge of approximately $36 million related to the redemption of the 9.375% Senior Notes due 2019 in April 2015, $100 million related to the redemptions of the 8.125% Senior Notes due 2019 and 8.875% Senior Notes due 2019 in April 2015, $27 million related to the refinancing of the $2 billion senior secured Tranche B Team Loan due 2022 in May 2015 and $55 million related to the redemption of the 8.625% Senior Notes due 2020.

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

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
(Gain) Loss on Sale of Property, Plant, and Equipment and Other Assets	$1	$(3)	$(1)
Foreign Currency Loss related to Venezuela	11	43	16
Other Foreign Currency (Gain) Loss	18	18	(19)
Impairment	—	17	—
Other	(12)	(6)	8
Other, net	$18	$69	$4

Other, net was $18 million of expense in 2015 compared to $69 million of expense in 2014 and $4 million of expense in 2013. The Other, net expense in 2015 was incurred primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in North America, EMEA and Latin America that are not considered to be long-term in nature.

Other, net expense in 2014 and 2013 is primarily due to foreign currency fluctuations of local currencies relative to the U.S. dollar, including foreign currency losses attributable to the devaluation of the Venezuelan bolivar as discussed below, and the partial impairment of the Company's indefinite-lived intangible asset, partially offset by net foreign currency gains.

Effective February 13, 2013, the Venezuelan government devalued the Venezuelan bolivar by increasing the official rate from 4.30 Venezuelan bolivars to the U.S. dollar to 6.30 Venezuelan bolivars to the U.S. dollar. This devaluation reduced the Company's net monetary assets by $22 million based on the bolivar balances as of February 13, 2013, resulting in a charge of $22 million that was recognized in Other, net in the Consolidated Statement of Operations in 2013.

During the first quarter 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under the Complementary System of Foreign Currency Acquirement ("SICAD 1"). The Venezuelan government also announced the replacement of its existing foreign currency administration with the National Center for Foreign Commerce ("CENCOEX"). At this time, entities could seek approval to transact through CENCOEX at the official rate of 6.30 Venezuelan bolivars to the U.S. dollar; however, certain transactions could be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances.

During the second quarter of 2014, based on additional experience with the new foreign exchange mechanisms, the Company concluded that the most appropriate rate was SICAD 1. Accordingly, the Company recognized a loss of approximately $34 million in 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate. Based upon the further deterioration of the SICAD rate from 10.6 as of June 30, 2014 to 12.0 as of September 30, 2014, the Company recognized an additional loss of approximately $7 million in the third quarter of 2014. As of December 31, 2014, SICAD 1 was 12.0 Venezuelan bolivars to the U.S. dollar.

During the second quarter of 2015, the Company recognized a charge of $6 million related to the devaluation of the Venezuelan SICAD I exchange rate from 12.0 bolivars to the U.S. dollar to 12.8 bolivars to the U.S. dollar at June 30, 2015.

During the third quarter of 2015 prior to deconsolidation, the Company recognized a charge of $5 million related to the devaluation of the Venezuelan SICAD I exchange rate from 12.8 bolivars to the U.S. dollar to 13.5 bolivars to the U.S. dollar effective September 1, 2015.

Income Tax (Expense) Benefit was $3,150 million of benefit in 2015 compared to $76 million of benefit in 2014 and $38 million of expense in 2013. During the fourth quarter of 2015, the Company released approximately $3.3 billion of its deferred tax valuation allowance related to its business in the United States. Income tax expense in prior periods was primarily related to taxes in foreign jurisdictions. In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, the Company took into consideration its movement into a cumulative income position for the most recent three-year period, including pro forma adjustments for acquired entities, its eight out of nine consecutive quarters of pre-tax operating income, and forecasts of future earnings for its U.S. business. The Company expects to continue to generate income before taxes in the United States in future periods. The release is reflected as an income tax benefit in 2015.

During the fourth quarter of 2014, the Company released approximately $100 million of deferred tax valuation allowance primarily related to its business in the United Kingdom due to consolidation of legal entities whereby one U.K. entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets. The release is reflected as an income tax benefit in 2014.

The Company incurs tax expense attributable to income in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. The Company's tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws, its valuation allowance, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Venezuela Effects

Effective September 30, 2015, the Company deconsolidated its Venezuelan subsidiary from its consolidated financial statements. Despite the Company's deconsolidation of its Venezuelan subsidiary, the Company continues to wholly own its Venezuelan subsidiary, operate in the region and remain committed to serving its Venezuelan customers.

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company deconsolidated its Venezuelan subsidiary effective as of September 30, 2015 and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary. In future periods and unless events and circumstances would cause the Company to re-evaluate its decision to deconsolidate its Venezuelan subsidiary, the Company's financial results will not include the operating results of its Venezuelan subsidiary. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed the Company would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting its results of operations. Please see Note 1 to the accompanying Consolidated Financial Statements. Prior to the deconsolidation, the Company's operations in Venezuela accounted for approximately 1% of consolidated total revenue for the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014, and approximately 3% and 4% of consolidated operating income for the same periods, respectively.

The $83 million value of the Company's bolivar denominated cash balance prior to deconsolidation as of September 30, 2015, reflects the foreign Venezuelan exchange loss that resulted from devaluing the Company's assets and liabilities from the official CENCOEX rate to the SICAD I exchange rate during the first quarter of 2014 and subsequent devaluations of the SICAD I rate against the U.S. dollar in 2015.

Financial Condition—December 31, 2015

Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2015 and 2014, respectively, are summarized as follows:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change
Net Cash Provided by Operating Activities	$1,855	$1,161	$694
Net Cash Used in Investing Activities	(1,344)	(1,086)	(258)
Net Cash Used in Financing Activities	(219)	(82)	(137)
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	(44)	26
Net Change in Cash and Cash Equivalents	$274	$(51)	$325

Operating Activities

Cash provided by operating activities increased to $1.855 billion in 2015 compared to $1.161 billion in 2014. The increase in cash provided by operating activities was primarily due to growth in earnings driven by growth in the Company’s Core Network Services revenue, continued improvements in Network Access Costs and the acquisition of tw telecom. Partially offsetting cash provided by operating activities was an increase in cash used for working capital. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses and capital expenditures.

Investing Activities

Cash used in investing activities increased to $1.344 billion in 2015 compared to $1.086 billion in 2014, primarily as a result of additional capital expenditures, which totaled $1.229 billion in 2015 and $910 million in 2014. The increase in capital expenditures is primarily due to additional investment in the network and the additional capital expenditures after the acquisition of the tw telecom business. Also, contributing to the increase in cash used in investing activities was an $83 million write-down of the Company's Venezuelan bolivar denominated cash balance, which was deconsolidated as of September 30, 2015.
Financing Activities

Cash used in financing activities of $219 million in 2015 compared to cash used in financing activities of $82 million in 2014 relates to the premiums paid upon refinancing. See Note 11 - Long-Term

Debt in the notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during 2015 and 2014.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in 2015 and 2014 was a reduction in cash of $18 million and $44 million, respectively. The effect of exchange rates on cash and cash equivalents in 2015 was primarily due to the appreciation of the U.S. dollar against currencies in EMEA and Latin America and the devaluation of the Venezuelan SICAD I exchange rate from 12.0 bolivars to the U.S. dollar at December 31, 2014 to 12.8 bolivars to the U.S. dollar at June 30, 2015 and to 13.5 bolivars to the U.S. dollar at September 30, 2015 and the effect in 2014 was the result of the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate in the second quarter of 2014.
Liquidity and Capital Resources

The Company had $854 million of cash and cash equivalents on hand at December 31, 2015. The Company also had $50 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits at December 31, 2015.

Free Cash Flow is defined by the Company as net cash provided by (used in) operating activities less capital expenditures as disclosed in the Consolidated Statements of Cash Flows. Management believes that Free Cash Flow is a relevant metric to provide to investors, as it is an indicator of the company’s ability to generate cash to service its debt. Free Cash Flow excludes cash used for acquisitions, principal repayments and the impact of exchange rate changes on cash and cash equivalents balances.

There are material limitations to using Free Cash Flow to measure the company’s performance as it excludes certain material items such as principal payments on and repurchases of long-term debt and cash used to fund acquisitions. Comparisons of Level 3’s Free Cash Flow to that of some of its competitors may be of limited usefulness since Level 3 does not currently pay a significant amount of income taxes due to net operating losses, and therefore, generates higher cash flow than a comparable business that does pay income taxes. Additionally, this financial measure is subject to variability quarter over quarter as a result of the timing of payments related to interest expense, accounts receivable and accounts payable and capital expenditures. Free Cash Flow should not be used as a substitute for net change in cash and cash equivalents on the Consolidated Statements of Cash Flows.

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by the Company:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Net Cash Provided by Operating Activities	$1,855	$1,161	$713
Capital Expenditures	(1,229)	(910)	(760)
Free Cash Flow	$626	$251	$(47)

Free Cash Flow was $626 million in 2015 compared to $251 million in 2014, reflecting a $375 million improvement driven by $694 million of higher cash provided by operating activities offset by $319 million of higher spending on capital expenditures in 2015. For the full year 2016, the Company expects to generate Free Cash Flow of $1.0 to $1.1 billion.

Capital expenditures for 2016 are expected to be approximately 15% of revenue, consistent with 15% of revenue in 2015 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

After the refinancing activity completed in 2015, net cash interest payments are expected to decrease to approximately $520 million in 2016 from $668 million in 2015 based on forecasted interest rates on the Company's variable rate debt outstanding as of December 31, 2015. As of December 31, 2015, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance and fair value adjustments, of $15 million that mature in 2016, $7 million in 2017, and $307 million in 2018.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the United States any of its foreign cash and cash equivalents from operating entities outside of Latin America. After the deconsolidation of Venezuela, the Company has no material restrictions on its ability to repatriate to the United States foreign cash and cash equivalents.

The Company believes that its current liquidity and anticipated future cash flows from operations will be sufficient to fund its business for at least the next twelve months.

The Company may need to refinance all or a portion of its indebtedness at or before maturity and cannot provide assurances that it will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, the Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, the Company may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. In addition, the Company may consider other uses of capital or opportunities to return cash to stockholders. The Company will evaluate any such transactions in light of the existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Contractual Obligations

The following table summarizes the contractual obligations and other commercial commitments of the Company at December 31, 2015, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion	$11,025	$15	$314	$3,401	$7,295
Interest Obligations	3,391	520	1,058	926	887
Asset Retirement Obligations	90	13	10	8	59
Operating Leases	1,590	278	454	280	578
Right of Way Agreements	700	151	141	113	295
Purchase and Other Obligations	1,741	1,132	460	62	87
Other Commercial Commitments
Letters of Credit	46	8	5	1	32

The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the debt holder's discretion after the declaration of an event of default. The Company's debt instruments do not have covenants that require the Company or its subsidiaries to maintain certain levels of financial performance or other financial measures such as total leverage or minimum revenue. These types of covenants are commonly referred to as "maintenance covenants."

Long-term debt obligations exclude issue discounts.

Interest obligations assume interest rates on $4.9 billion of variable rate debt do not change from December 31, 2015. In addition, interest is calculated based on debt outstanding as of December 31, 2015.

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

Certain other right of way agreements are currently cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2016, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

Purchase and other obligations represent all outstanding purchase order amounts of the Company as of December 31, 2015 ($589 million), contractual commitments with third parties to purchase network access services ($930 million) and fixed maintenance payments for portions of the Company's network ($222 million).

The table above does not include other long-term liabilities, such as liabilities recorded for legal matters that are not contractual obligations by nature. The Company cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 14 - Income Taxes and Note 16 - Commitments, Contingencies and Other Items in the notes to Consolidated Financial Statements for additional information regarding the Company's uncertain tax positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risks arising from changes in interest rates. As of December 31, 2015, Level 3 Financing had borrowed a total of approximately $4.9 billion primarily under term loans pursuant to a senior secured credit facility (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on these variable rate instruments at December 31, 2015, was approximately 3.8%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market LIBOR rate for the senior secured credit facility was approximately 0.61% at December 31, 2015, which was below the fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest expense on all of its variable rate instruments by approximately $37 million as of December 31, 2015.

At December 31, 2015, the Company had $6.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 5.7%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

Please see Venezuela Effects in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)

under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of its management, including the Company's principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. That report appears on page F-3.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities" above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC.
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

3.2.2
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 of Level 3 Financing, Inc.'s, Level 3 Communications, Inc.'s and Level 3 Communications, LLC's Registration Statement on Form S-4 (SEC File No. 333-167110) filed on May 26, 2010).

3.2.3
Certificate of Amendment to the Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 6, 2011).

3.2.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form 8-A filed on October 19, 2011).
3.2.5
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2012).

3.2.6
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2014).

3.3
Conformed copy of the Restated Certificate of Incorporation of Level 3 Communications, Inc., as amended through October 30, 2014 (incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 10-K dated February 27, 2015).

3.4
Amended and Restated By-Laws of Level 3 Communications, Inc., effective as of November 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2015).

4.1.1
Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A dated April 11, 2011).

4.1.2
Amendment to the Rights Agreement, dated as of March 15, 2012, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

4.1.3
Amendment No. 2 to the Rights Agreement, dated as of July 21, 2014, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2014).

4.2.1
Indenture, dated as of August 6, 2012, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7% Senior Notes due 2020 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2012).

4.2.2
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

4.2.3
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

4.3.1
Indenture, dated as of November 26, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2013).

4.3.2
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

4.3.3
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

4.4.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2014).

4.4.2
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

4.4.3
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

4.5
Indenture, dated as of December 1, 2014, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.75% Senior Notes due 2022 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2014).

4.6.1
Indenture, dated as of January 29, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2015).

4.6.2
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2015).

4.6.3
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2015).

4.7.1
Indenture, dated as of April 28, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2015).

4.7.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 2, 2015).

4.7.3
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 2, 2015).

4.8.1
Indenture, dated as of April 28, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2015).

4.8.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2015).

4.8.3
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 2, 2015).

4.9.1
Indenture, dated as of November 13, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2015).

4.9.2
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2016).

4.9.3
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2016).

4.9.4
Registration Agreement, dated as of November 13, 2015, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J. P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2015).

10.1.1
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
10.3
Stockholder Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated April 14, 2011).

10.4
Level 3 Communications, Inc. Stock Incentive Plan, effective May 21, 2015 (incorporated by reference to Annex 3 to the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 7, 2015).

10.5	Form of OSO Master Award Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.6	Form of Amended Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 25, 2010).
10.7.1
Form of Level 3 Communications, Inc. Restricted Stock Unit and Performance Restricted Stock Unit Master Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2014).

10.7.2
Form of Level 3 Communications, Inc. Restricted Stock Unit and Performance Unit Master Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q dated August 6, 2015).

10.7.3	Form of Level 3 Communications, Inc. Amended and Restated Restricted Stock Unit and Performance Unit Master Award Agreement, dated as of December 31, 2015.
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

10.8.3
Form of Key Executive Severance Plan Amendment Notice Letter Dated October 9, 2014 (incorporated by reference to Exhibit 10.8.3 to the Registrant’s Current Report on Form 10-K dated February 27, 2015).

10.9	Form of Master Deferred Issuance Stock Agreement for consultants (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.10	2012 Management Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
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

10.25
Seventh Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 16, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2013).

10.26
Eighth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 4, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2013).

10.27
Ninth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 31, 2014, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

10.28
Tenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of May 8, 2015, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2015).

10.29
Amended and Restated Loan Proceeds Note, dated as of May 8, 2015, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2015).

10.30
Amended and Restated Loan Proceeds Note, dated as of May 8, 2015, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 15, 2015).

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

10.33
Amendment No. 2 to the Standstill Agreement, dated as of July 21, 2014, by and between Level 3 Communications, Inc. and Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014).

10.34
Exchange Agreement, dated as of March 13, 2012, by and among Level 3 Communications, Inc., Longleaf Partners Fund, a series of the Longleaf Partners Fund Trust, and solely with respect to Sections 3, 5.3 and 5.4 therein, Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

12	Statements re computation of ratios.
21	List of subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Interim Chief Executive Officer and Chief Financial Officer.
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

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
We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

We have audited Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 26, 2016

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For each of the three years ended December 31,

(dollars in millions, except per share data)	2015	2014	2013

Revenue	$8,229	$6,777	$6,313
Costs and Expenses:
Network access costs	2,833	2,529	2,471
Network related expenses	1,432	1,246	1,214
Depreciation and amortization	1,166	808	800
Selling, general and administrative expenses	1,467	1,181	1,162
Total costs and expenses	6,898	5,764	5,647
Operating Income	1,331	1,013	666
Other Income (Expense):
Interest income	1	1	—
Interest expense	(642)	(654)	(649)
Loss on modification and extinguishment of debt	(218)	(53)	(84)
Venezuela deconsolidation charge	(171)	—	—
Other, net	(18)	(69)	(4)
Total other expense	(1,048)	(775)	(737)
Income (Loss) Before Income Taxes	283	238	(71)
Income Tax Benefit (Expense)	3,150	76	(38)
Net Income (Loss)	$3,433	$314	$(109)

Basic Earnings per Common Share
Net Income (Loss) Per Share	$9.71	$1.23	$(0.49)
Shares Used to Compute Basic Net Income (Loss) per Share (in thousands)	353,385	254,428	222,368

Diluted Earnings per Common Share
Net Income (Loss) Per Share	$9.58	$1.21	$(0.49)
Shares Used to Compute Diluted Net Income (Loss) per Share (in thousands)	358,593	258,483	222,368

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For each of the three years ended December 31,

(dollars in millions)	2015	2014	2013

Net Income (Loss)	$3,433	$314	$(109)
Other Comprehensive Income (Loss) net of Tax:
Foreign currency translation adjustments, net of tax effect of $13, $0, and $0	(162)	(178)	11
Defined benefit pension plan adjustments, net of tax effect of ($2), $0, and $0	8	(5)	(1)
Other Comprehensive Income (Loss) net of Tax	(154)	(183)	10
Comprehensive Income (Loss)	$3,279	$131	$(99)

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

(dollars in millions, except share data)	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$854	$580
Restricted cash and securities	8	7
Receivables, less allowances for doubtful accounts of $32 and $30, respectively	757	737
Other	130	157
Total Current Assets	1,749	1,481
Property, Plant and Equipment, net of Accumulated Depreciation of $10,365 and $9,629, respectively	9,878	9,860
Restricted Cash and Securities	42	20
Goodwill	7,749	7,689
Other Intangibles, net	1,127	1,414
Deferred Tax Assets	3,441	300
Other Assets, net	159	183
Total Assets	$24,145	$20,947
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$629	$664
Current portion of long-term debt	15	349
Accrued payroll and employee benefits	218	273
Accrued interest	108	174
Current portion of deferred revenue	267	287
Other	179	159
Total Current Liabilities	1,416	1,906
Long-Term Debt, less current portion	10,994	10,984
Deferred Revenue, less current portion	977	921
Other Liabilities	632	773
Total Liabilities	14,019	14,584
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 356,374,473 shares issued and outstanding at December 31, 2015 and 341,361,420 shares issued and outstanding at December 31, 2014	4	3
Additional paid-in capital	19,642	19,159
Accumulated other comprehensive loss	(301)	(147)
Accumulated deficit	(9,219)	(12,652)
Total Stockholders’ Equity	10,126	6,363
Total Liabilities and Stockholders’ Equity	$24,145	$20,947

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$3,433	$314	$(109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,166	808	800
Loss on impairment	—	18	7
Non-cash compensation expense attributable to stock awards	141	73	151
Loss on modification and extinguishment of debt	218	53	84
Venezuela deconsolidation charge	171	—	—
Accretion of debt discount and amortization of debt issuance costs	24	36	36
Accrued interest on long-term debt, net	(57)	12	(49)
Non-cash tax adjustments	—	(7)	(42)
Deferred income taxes	(3,202)	(116)	(29)
Loss (gain) on sale of property, plant, and equipment and other assets	1	(3)	(2)
Other, net	35	(8)	(41)
Changes in working capital items:
Receivables	(87)	9	30
Other current assets	(11)	2	3
Payables	4	(77)	(162)
Deferred revenue	88	6	28
Other current liabilities	(69)	41	8
Net Cash Provided by Operating Activities	1,855	1,161	713
Cash Flows from Investing Activities:
Capital expenditures	(1,229)	(910)	(760)
Cash related to deconsolidated Venezuela operations	(83)	—	—
Decrease (increase) in restricted cash and securities, net	(22)	(10)	13
Proceeds from sale of property, plant and equipment and other assets	4	3	—
Investment in tw telecom, net of cash acquired	—	(167)	—
Other	(14)	(2)	2
Net Cash Used in Investing Activities	(1,344)	(1,086)	(745)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	4,832	589	1,502
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(5,051)	(671)	(1,796)
Net Cash Used in Financing Activities	(219)	(82)	(294)
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	(44)	(22)
Net Change in Cash and Cash Equivalents	274	(51)	(348)
Cash and Cash Equivalents at Beginning of Year	580	631	979
Cash and Cash Equivalents at End of Year	$854	$580	$631

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$668	$598	$674
Income taxes paid, net of refunds	$50	$44	$33
Non-cash Investing and Financing Activities:
Capital lease obligations incurred	$6	$2	$13
Note issued for property	$—	$—	$12
Long-term debt conversion into equity	$333	$142	$200
Accrued interest conversion into equity	$10	$2	$3
Long-term debt issued and proceeds placed in escrow	$—	$3,000	$—
Escrowed securities used in the acquisition of tw telecom	$—	$3,014	$—

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
(dollars in millions, except share data)	Shares	$			Accumulated Deficit	Total
Balance at January 1, 2013	218,380,070	$2	$14,000	$26	$(12,857)	$1,171
Common stock:
Common stock issued under employee stock benefit plans and other	5,493,729	—	70	—	—	70
Stock-based compensation	—	—	69	—	—	69
Conversion of debt to equity	10,814,264	—	200	—	—	200
Net Loss	—	—	—	—	(109)	(109)
Other Comprehensive Income	—	—	—	10	—	10
Balance at December 31, 2013	234,688,063	$2	$14,339	$36	$(12,966)	$1,411
Common stock:
Common stock issued under employee stock benefit plans and other	4,528,559	—	78	—	—	78
Stock-based compensation	—	—	55	—	—	55
tw telecom acquisition equity consideration	96,868,883	1	4,543	—	—	4,544
Conversion of debt to equity	5,275,915	—	144	—	—	144
Net Income	—	—	—	—	314	314
Other Comprehensive Loss	—	—	—	(183)	—	(183)
Balance at December 31, 2014	341,361,420	$3	$19,159	$(147)	$(12,652)	$6,363
Common stock:
Common stock issued under employee stock benefit plans and other	2,696,470	—	35	—	—	35
Stock-based compensation	—	—	106	—	—	106
Conversion of debt to equity	12,316,583	1	342	—	—	343
Net Income	—	—	—	—	3,433	3,433
Other Comprehensive Loss	—	—	—	(154)	—	(154)
Balance at December 31, 2015	356,374,473	$4	$19,642	$(301)	$(9,219)	$10,126

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

As part of its consolidation policy, the Company considers its controlled subsidiaries, investments in businesses in which the Company is not the primary beneficiary or does not have effective control but has the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give the Company rights to economic risks or rewards of a legal entity. The Company does not have variable interests in a variable interest entity where it is required to consolidate the entity as the primary beneficiary.

Prior to October 1, 2015, the Company included the results of its wholly owned Venezuelan subsidiary in its Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan subsidiary's earnings and cash flows are reflected in the Consolidated Financial Statements for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively.

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends in U.S. dollars and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the Company's ability to make key operational decisions for its Venezuelan operations. This lack of exchangeability into U.S. dollars and the degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own a variable interest in its Venezuelan subsidiary, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company deconsolidated its Venezuelan subsidiary on September 30, 2015, and began accounting for its investment in its Venezuelan operations using the cost method of accounting. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed the Company would evaluate collectability of the intercompany receivable balance at that time, which could result in a charge that negatively affects its results of operations.

As a result of deconsolidating of its Venezuelan subsidiary, the Company recorded a one-time charge of $171 million in the third quarter of 2015, which had no accompanying tax benefit. This charge included the write-off of both the Company's investment in its Venezuelan subsidiary and $40 million of intercompany receivables from its Venezuelan subsidiary. The Company's Venezuelan operations’ bolivar-denominated cash balance of $83 million (at the SICAD I exchange rate of 13.5 bolivars per U.S. dollar) at September 30, 2015 is no longer reported in Cash and Cash Equivalents on the Consolidated Balance Sheet. The Company's financial results no longer include the operating results of its Venezuelan operations. Any dividends from the Company's Venezuelan subsidiaries are recorded as other income upon receipt of the cash. Prior period results have not been adjusted to reflect the deconsolidation of the Company's Venezuelan subsidiary.

Foreign Currency Translation

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. A significant portion of the Company's non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during 2015, 2014 and 2013. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the Consolidated Statements of Comprehensive Income (Loss) in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's non-United States exchange transaction gains (losses), including where transactions with its non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in Other, net on the Consolidated Statements of Operations.

Reclassifications

Certain amounts in the prior year Consolidated Financial Statements and accompanying footnotes have been reclassified to conform to the current year's presentation primarily pursuant to the early adoption of Accounting Standards Update ("ASU") 2015-17. As of December 31, 2014, approximately $8 million of current deferred tax assets has been reclassified to non-current deferred tax assets and approximately $8 million of current deferred tax liabilities has been reclassified to non-current deferred tax liabilities.

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

The Company recognizes the network access costs as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. The Company establishes appropriate network access costs reserves for disputed supplier billings based on an analysis of its historical experience in resolving disputes with its suppliers and regulatory analysis regarding certain supplier billing matters. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and these differences could be material.

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

USF and Gross Receipts Taxes

The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. The Company records Universal Service Fund ("USF") contributions where the Company is the primary obligor for the taxes assessed in each jurisdiction where it does business on a gross basis in its Consolidated Statements of Operations, but generally records gross receipts taxes and certain state regulatory fees billed to its customers on a net basis in its Consolidated Statements of Operations. Total revenue and network access costs on the Consolidated Statements of Operations include USF contributions totaling $323 million, $234 million and $194 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company recognizes the estimated fair value of stock-based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. The Company funded a portion of its 2013 discretionary bonus in restricted stock unit awards that vested upon issuance. The Company estimates forfeiture rates based on its historical experience for the type of award, adjusted for expected activities as necessary.

Income Taxes

The Company recognizes deferred tax assets and liabilities for its United States and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and money market funds issued or managed by financial institutions in the United States, Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2015 and 2014, the carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. Restricted cash and securities are recorded as current or non-current assets in the Consolidated Balance Sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2015 and 2014.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and can bear interest. The Company establishes an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. The Company determines the allowance for doubtful accounts based on the aging of its accounts receivable balances, the credit quality of its customers and an analysis of its historical experience of bad debt write-offs. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $23 million in 2015, $22 million in 2014 and $17 million in 2013.

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

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $244 million, $187 million and $164 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

At the time of each impairment assessment date in 2015, 2014 and 2013, the Company's reporting units consisted of its three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. As a result of the deconsolidation of the Company's Venezuelan subsidiary, the Company completed an assessment of the Latin American and its other reporting units' goodwill as of September 30, 2015 and concluded there was no impairment in 2015. The Company conducted its annual goodwill impairment analysis as of October 1, 2014, and concluded that its goodwill was not impaired in 2014.

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

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

The Company amortizes acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 2 to 12 years.

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

The Company conducted a long-lived asset impairment analysis in 2015, 2014 and 2013 and in each case concluded that its long-lived assets, including finite-lived acquired intangible assets, were not impaired.

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

The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe, and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising Level 3's customer base and their dispersion across many different industries and geographical regions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers, although letters of credit and deposits are required in certain limited circumstances. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to the Company's credit evaluation and collection process, bad debt expenses have not been significant; however, the Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a particular group of customers may cause the Company to adjust its estimate of the recoverability of receivables and could have a material effect on the Company's results of operations. Fair values of accounts receivable approximate carrying amount due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of the Company's revenue. The Company's top ten customers accounted for approximately 16%, 17% and 17% of Level 3's revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU will replace most existing leasing guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early application is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures, and expects the new guidance to significantly increase the reported assets and liabilities on its Consolidated Balance Sheets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASC Topic 740). This ASU was issued to simplify the presentation of deferred income taxes to require that all deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. Early application of ASU 2015-17 is permitted and the Company elected to adopt this ASU effective as of December 31, 2015, with retrospective application. The effect of the retrospective application did not have significant effect on the Company's financial position.

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance is effective retrospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. It will be effective for the Company on January 1, 2016, and, upon adoption, debt issuance costs capitalized in other current assets and other assets in the consolidated balance sheet will be reclassified and presented as a reduction to current and noncurrent long-term debt. As of December 31, 2015, debt issuance costs, net of accumulated amortization, recognized in the consolidated balance sheet totaled $128 million, of which $19 million is recorded in other current assets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The goodwill associated with this transaction is not deductible for income tax purposes except that certain deductible goodwill of tw telecom will continue to be deductible following the Merger.

The combined results of operations of Level 3 and tw telecom are included in the Company's consolidated results of operations beginning in November 2014. The assets acquired and liabilities assumed of tw telecom were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, was completed in the fourth quarter of 2015. The following is the final allocation of the purchase price.

Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents and Restricted Cash	$309
Property, Plant and Equipment	1,553
Goodwill	5,181
Identifiable Intangible Assets	1,263
Other Assets	140
Total Assets	8,446

Liabilities:
Long-Term Debt	(2,099)
Deferred Revenue	(57)
Other Liabilities	(279)
Total Liabilities	(2,435)
Total Consideration to be Allocated	$6,011

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

	Year Ended December 31,
	2014	2013
Total Revenue	$8,123	$7,825
Net Income (Loss)	$149	$(153)
Net Income (Loss) per Share - Basic	$0.44	$(0.48)
Net Income (Loss) per Share - Diluted	$0.44	$(0.48)

These pro forma results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, increases in interest expense due to Level 3's issuance of incremental debt to finance cash consideration, partially offset by the refinancing of tw telecom debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between Level 3 and tw telecom. The unaudited pro forma information is not intended to represent or be indicative of the actual results of operations of Level 3 that would have been reported had the Merger been completed on January 1, 2013, nor is it representative of future operating results of the Company. The pro forma information does not include any operating efficiencies or cost savings that Level 3 achieved with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. Level 3 incurred total acquisition related transaction and integration costs of approximately $113 million through December 31, 2015.

(3) Earnings (Loss) Per Share

The Company computes basic net earnings (loss) per share by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effects of common stock that would be issued assuming conversion of outstanding convertible notes and stock-based compensation awards. No such items were included in the computation of diluted earnings per share in the year ended 2013 because the Company incurred a loss from continuing operations in the year and the effect of inclusion would have been anti-dilutive.

The effect of approximately 17 million and 18 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2014 and 2013, respectively, have not been included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive to the computation. In addition, The effect of the approximately 6 million stock options, outperform stock appreciation rights ("OSOs"), and restricted stock units ("RSUs") and warrants outstanding at December 31, 2013, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4) Property, Plant and Equipment

The components of the Company's property, plant and equipment as of December 31, 2015 and 2014 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2015
Land	$180	$—	$180
Land Improvements	76	(53)	23
Facility and Leasehold Improvements	2,582	(1,352)	1,230
Network Infrastructure	8,979	(3,669)	5,310
Operating Equipment	7,988	(5,079)	2,909
Furniture, Fixtures and Office Equipment	242	(189)	53
Other	28	(23)	5
Construction-in-Progress	168	—	168
	$20,243	$(10,365)	$9,878
December 31, 2014
Land	$192	$—	$192
Land Improvements	73	(50)	23
Facility and Leasehold Improvements	2,489	(1,265)	1,224
Network Infrastructure	8,941	(3,447)	5,494
Operating Equipment	7,217	(4,669)	2,548
Furniture, Fixtures and Office Equipment	255	(177)	78
Other	29	(21)	8
Construction-in-Progress	293	—	293
	$19,489	$(9,629)	$9,860

Depreciation expense was $939 million in 2015, $713 million in 2014 and $727 million in 2013.

(5) Asset Retirement Obligations

The Company's asset retirement obligations consist of legal requirements to remove certain of its network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities. The Company recognizes its estimate of the fair value of its asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity for the years ended December 31, 2015 and 2014 (dollars in millions):

	2015	2014
Asset retirement obligation at January 1	$85	$56
Accretion expense	9	8
Liabilities assumed in tw telecom acquisition	—	22
Liabilities settled	(8)	(7)
Revision in estimated cash flows	5	7
Effect of foreign currency rate change	(1)	(1)
Asset retirement obligation at December 31	$90	$85

(6) Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 are as follows (dollars in millions):

Total
Balance as of January 1, 2014	$2,577
Goodwill adjustments including the effect of foreign currency rate change	(12)
Goodwill acquired in tw telecom acquisition	5,124
Balance as of December 31, 2014	7,689
Goodwill adjustments including the effect of foreign currency rate change	60
Balance as of December 31, 2015	$7,749

(7) Acquired Intangible Assets

Identifiable acquisition-related intangible assets as of December 31, 2015 and 2014 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(932)	$1,043
Trademarks	55	(55)	—
Patents and Developed Technology	230	(161)	69
	2,260	(1,148)	1,112
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,148)	$1,127
December 31, 2014
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,977	$(741)	$1,236
Trademarks	115	(47)	68
Patents and Developed Technology	228	(133)	95
	2,320	(921)	1,399
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,335	$(921)	$1,414

During the fourth quarter of 2015 and 2014, the Company conducted its long-lived assets and indefinite-lived intangible assets impairment analysis and concluded that there was no impairment in 2015 and there was impairment of $17 million in its trade name indefinite-lived intangible asset in 2014.

Acquired finite-lived intangible assets amortization expense was $227 million in 2015, $95 million in 2014 and $73 million in 2013.

At December 31, 2015, the weighted average remaining useful lives of the Company's acquired finite-lived intangible assets was 5.9 years for customer contracts and relationships and 3.2 years for patents and developed technology.

As of December 31, 2015, estimated amortization expense for the Company’s finite-lived acquisition-related intangible assets over the next five years and thereafter is as follows (dollars in millions):

2016	$212
2017	196
2018	193
2019	181
2020	166
Thereafter	164
$1,112

(8) Restructuring Charges

Employee Separations

Changing economic and business conditions as well as organizational structure optimization efforts have caused the Company to initiate from time to time various workforce reductions resulting in involuntary employee terminations. The Company also has initiated workforce reductions resulting from the integration of previously acquired companies.

During 2015 and 2014, as part of the Merger and to improve organizational effectiveness, the Company initiated workforce reductions. During 2013, the Company initiated workforce reductions primarily focused on labor cost savings and improving organizational effectiveness. Restructuring charges totaled $24 million, $45 million and $47 million in 2015, 2014 and 2013, respectively, of which $8 million, $11 million and $12 million in 2015, 2014 and 2013, respectively, were recorded in Network Related Expenses and $16 million, $34 million and $35 million in 2015, 2014 and 2013, respectively, were recorded in Selling, General and Administrative Expenses.

As of December 31, 2015 and 2014, the Company had $4 million and $37 million, respectively, of employee termination liabilities.

Facility Closings

The Company also has accrued contract termination costs of $11 million and $20 million as of December 31, 2015 and 2014, respectively, for facility lease costs that the Company continues to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the Consolidated Balance Sheets. The Company expects to pay the majority of these costs through 2025. The Company recognized a charge of approximately $3 million, a charge of less than $1 million and a charge of $7 million in 2015, 2014 and 2013, respectively, as a result of facility lease costs. The Company records charges for contract termination costs within Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(9) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases, other liabilities, interest rate swaps and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, accounts receivable, accounts payable, capital leases and other liabilities approximated their fair values at December 31, 2015 and 2014.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the years ended December 31, 2015 and 2014.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of December 31, 2015 and 2014:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,595	$4,590	$4,570	$4,593	$—	$—
Senior Notes	6,215	6,203	6,298	6,481	—	—
Convertible Notes	—	333	—	—	—	868
Capital Leases and Other	199	207	—	—	199	207
Total Long-term Debt, including the current portion:	$11,009	$11,333	$10,868	$11,074	$199	$1,075

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion and $4.6 billion at December 31, 2015 and 2014, respectively. The fair value of each loan is based on quoted prices. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.3 billion and $6.5 billion at December 31, 2015 and 2014, respectively, based on quoted prices. Each series of notes is actively traded.

Convertible Notes

The fair value of the Company’s Convertible Notes was approximately $868 million at December 31, 2014. As of March 31, 2015, all of the Company's Convertible Notes had converted to common equity. The estimated fair value of the Convertible Notes was based on a Black-Scholes valuation model and an income approach using discounted cash flows. The most significant inputs affecting the valuation were the pricing quotes provided by market participants that incorporated spreads to the Treasury curve, security coupon, convertible optionality, corporate and security credit ratings, maturity date, liquidity and other equity option inputs, such as the risk-free rate, underlying stock price, strike price of the embedded derivative, estimated volatility and maturity inputs for the option component and for the bond component, among other security characteristics and relative value at both the borrower entity level and across other securities with similar terms. The fair value of each instrument was obtained by adding together the value derived by discounting the security’s coupon or interest payment using a risk-adjusted discount rate and the value calculated from the embedded equity option based on the estimated volatility of the Company’s stock price, conversion rate of the particular Convertible Note, remaining time to maturity and risk-free rate. The Convertible Notes were unsecured obligations of Level 3 Communications, Inc. No subsidiary of Level 3 Communications, Inc. provided a guarantee of the Convertible Notes.

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

After the redesignation in August 2012, the Company recorded the change in the fair value of the swaps in Other, net in its Consolidated Statement of Operations until maturity of the swaps in early 2014. The Company recognized a loss of zero and $2 million for the year ended December 31, 2014 and 2013, respectively.

(11) Long-Term Debt

The following table summarizes the Company’s long-term debt (amounts in millions):

	Date of				December 31, 2015	December 31, 2014
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	Aug 2019	Quarterly	LIBOR +3.00%	815	815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	Jan 2020	Quarterly	LIBOR +3.00%	1,796	1,796
Tranche B 2022 Term Loan (1)(4)	Oct 2014	Jan 2022	Quarterly	LIBOR +3.50%	—	2,000
Tranche B-II 2022 Term Loan (1)(4)	May 2015	May 2022	Quarterly	LIBOR +2.75%	2,000	—
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
9.375% Senior Notes due 2019 (2)	Mar 2011	Apr 2019	Apr/Oct	9.375%	—	500
8.125% Senior Notes due 2019 (2)	Jul 2011	Jul 2019	Jan/Jul	8.125%	—	1,200
8.625% Senior Notes due 2020 (2)	Jan 2012	Jul 2020	Jan/Jul	8.625%	—	900
7% Senior Notes due 2020 (2)	Aug 2012	Jun 2020	Jun/Dec	7.000%	775	775
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	—
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	—
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	—
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	—
Issued by Level 3 Communications, Inc.
8.875% Senior Notes due 2019 (3)	Aug 2012	Jun 2019	Jun/Dec	8.875%	—	300
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
7% Convertible Senior Notes Due 2015 (3)	Jun 2009	Mar 2015	Mar/Sept	7.000%	—	58
7% Convertible Senior Notes Due 2015 Series B (3)	Oct 2009	Mar 2015	Mar/Sept	7.000%	—	275
Capital Leases and Other Debt					199	207
Total Debt Obligations					11,025	11,366
Unamortized discounts					(16)	(33)
Current Portion					(15)	(349)
Total Long-Term Debt					10,994	10,984
(1) The term loans are secured obligations and guaranteed by the Company and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.
(3) The notes were not guaranteed by any of the Company’s subsidiaries.
(4) The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of December 31, 2015 and 2014. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of December 31, 2015 and the Tranche B 2022 Term Loan had an interest rate of 4.500% as of December 31, 2014. The Floating Rate Senior Notes due 2018 had an interest rate of 4.101% as of December 31, 2015 and 3.826% as of December 31, 2014. The interest rate on the Tranche B-III 2019 Term Loan, the Tranche B 2020 Term Loan and the Tranche B 2022 Term Loan are set with a minimum LIBOR of 1.00%, and the Tranche B-II 2022 Term Loan is set with a minimum LIBOR of 0.75%.

Senior Secured Term Loans

As of January 1, 2014, Level 3 Financing, Inc., the Company's direct wholly owned subsidiary ("Level 3 Financing") had a senior credit facility consisting of $815 million Tranche B-III Term Loan due 2019 and $1.796 billion Tranche B Term Loan due 2020.

On October 31, 2014, Level 3 Financing entered into a ninth amendment agreement to the Existing Credit Agreement to incur $2 billion in aggregate borrowings under the Existing Credit Agreement through the creation of a new Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The Tranche B 2022 Term Loan included an upfront payment to the lenders of 0.75% of par and bears interest equal to LIBOR plus 3.50% with LIBOR set at a minimum of 1.00%.

On May 8, 2015, Level 3 Financing refinanced its existing $2 billion senior secured Tranche B 2022 Term Loan under a tenth amendment agreement to its Existing Credit Agreement through the creation of a new senior secured Tranche B-II 2022 term loan in the aggregate principal amount of $2 billion (the "Tranche B-II 2022 Term Loan"). The Tranche B-II 2022 Term Loan has an interest rate of LIBOR plus 2.75%, with a minimum LIBOR of 0.75%, and will mature on May 31, 2022. The Tranche B-II 2022 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront fee of 25 basis points at closing. As a result of this transaction, the Company recognized a loss on the refinancing of approximately $27 million.

Senior Notes

The Company completed several offerings and refinancing of senior notes in 2015 and 2014. All of the notes pay interest semiannually, and allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days’ prior notice by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. In addition, the following notes also have a provision that allows for an additional right of optional redemption using cash proceeds received from the sale of equity securities. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

5.375% Senior Notes due 2022

On August 12, 2014, Level 3 Escrow II, Inc. (“Level 3 Escrow”), an indirect, wholly owned subsidiary of Level 3 Communications, Inc., issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes due 2022”). The 5.375% Senior Notes due 2022 were assumed by Level 3 Financing and the proceeds were used to refinance certain existing indebtedness of tw telecom.

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

9.375% Senior Notes due 2019 and 5.625% Senior Notes due 2023

In January 2015, Level 3 Financing issued $500 million in aggregate principal amount of its 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The net proceeds from the offering of the 5.625% Senior Notes, together with cash on hand, were used to redeem, on April 1, 2015, all of Level 3 Financing’s approximately $500 million aggregate principal amount of 9.375% Senior Notes due 2019, including accrued interest, applicable premiums and expenses. Total loss on extinguishment of debt related to the 9.375% Senior Notes due 2019 was $36 million.

8.125% Senior Notes due 2019, 8.875% Senior Notes due 2019, 5.125% Senior Notes due 2023 and 5.375% Senior Notes due 2025

In April 2015, Level 3 Financing issued $700 million in aggregate principal amount of its 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”) and $800 million in aggregate principal amount of its 5.375% Senior Notes due 2025 (the “5.375% Senior Notes due 2025”). The net proceeds from the offering of the 5.125% Senior Notes and 5.375% Senior Notes due 2025, together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of the Company's 8.875% Senior Notes due 2019. Total loss on extinguishment of debt related to the 8.125% Senior Notes due 2019 was $82 million and total loss on extinguishment of debt related to the 8.875% Senior Notes due 2019 was $18 million.

The 5.125% Senior Notes and 5.375% Senior Notes due 2025 were not originally registered under the Securities Act of 1933, as amended. The registration rights agreement became effective as of December 10, 2015.

8.625% Senior Notes due 2020 and 5.375% Senior Notes due 2024

On November 13, 2015, Level 3 Financing issued $900 million in aggregate principal amount of its 5.375% Senior Notes due 2024 (the “5.375% Senior Notes due 2024”). The net proceeds from the offering of the 5.375% Senior Notes due 2014, together with cash on hand, were used to redeem all $900 million aggregate principal amount of Level 3 Financing’s 8.625% Senior Notes due 2020. Total loss on modification and extinguishment of debt related to the 8.625% Senior Notes due 2020 was approximately $55 million.

The 5.375% Senior Notes due 2024 are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and now Level 3 Communications, LLC as of February 2016.

7% Convertible Senior Notes

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

Capital Leases

As of December 31, 2015, the Company had $199 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 5.9% on average as of December 31, 2015.

Other Debt

As of December 31, 2015, the Company had less than $1 million of other debt with an average interest rate of 5.0%.

Debt Issuance Costs

For the years ended December 31, 2015, 2014 and 2013, the Company deferred debt issuance costs of $50 million, $49 million and $27 million, respectively, in connection with debt issuances, that are being amortized to interest expense over the respective terms of the debt. At December 31, 2015 and 2014, there was $128 million and $145 million, respectively, of unamortized debt issuance costs.

Covenant Compliance

At December 31, 2015 and 2014, the Company was in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and fair value adjustments) were as follows as of December 31, 2015 (dollars in millions):

2016	$15
2017	7
2018	307
2019	822
2020	2,579
Thereafter	7,295
$11,025

(12) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Net Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$56	$(30)	$26
Other comprehensive income (loss) before reclassifications	11	(3)	8
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Balance at December 31, 2013	67	(31)	36
Other comprehensive income (loss) before reclassifications	(178)	(9)	(187)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Balance at December 31, 2014	(111)	(36)	(147)
Other comprehensive income (loss) before reclassifications	(162)	6	(156)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Balance at December 31, 2015	$(273)	$(28)	$(301)

(13) Employee Benefits and Stock-Based Compensation

The Company records non-cash compensation expense for its outperform stock appreciation rights ("OSOs"), performance restricted stock units, restricted stock units, 401(k) matching contributions, and, prior to 2014, other stock-based compensation expense associated with the Company's discretionary bonus grants.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	2015	2014	2013
OSOs	$6	$8	$21
Restricted Stock Units	65	34	38
Performance Restricted Stock Units	35	14	—
401(k) Match Expense	36	23	24
Restricted Stock Unit Bonus Grant	—	(5)	59
Management Incentive and Retention Plan	—	—	10
	142	74	152
Capitalized Non-Cash Compensation	(1)	(1)	(1)
	$141	$73	$151

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

OSOs and restricted stock units are granted under the Level 3 Communications, Inc. Stock Incentive Plan, as amended (the "Stock Plan"), which term extends through May 21, 2025. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. The Company recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $14 million, $4 million and $5 million in 2015, 2014 and 2013, respectively.

Outperform Stock Appreciation Rights

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

OSO units have a three year life and vest 100% and are fully settled on the third anniversary of the date of the award. Recipients have no discretion on the timing to exercise OSO units, thus the expected life of all such OSO units was three years.

As of December 31, 2015, there was $1 million of unamortized compensation expense related to granted OSO units. The weighted average period over which this cost will be recognized is 0.60 years.

The fair value of the OSO units last granted in 2013 was calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the market conditions and success multiplier of the OSO program. The Company believes that given the relative short life of the OSOs and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

Year Ended December 31, 2013
S&P 500 Expected Dividend Yield Rate	2.24%
Expected Life	3 years
S&P 500 Expected Volatility Rate	19%
Level 3 Common Stock Expected Volatility Rate	39%
Expected S&P 500 Correlation Factor	0.44
Calculated Theoretical Value	101%
Estimated Forfeiture Rate	15%

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

The fair value for OSO units awarded to participants during the year ended December 31, 2013 was approximately $17 million.

Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit			Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
						(in millions)
Balance January 1, 2013	2,066,419	$14.10	-	$36.60	$23.40	$6.6	1.73
OSOs granted	748,481	$20.29	-	$26.69	$22.64
OSOs forfeited	(271,883)	$14.10	-	$36.60	$22.33
OSOs expired	(286,924)	$16.35	-	$24.30	$21.48
OSOs exercised	(107,228)	$14.10	-	$14.10	$14.10
Balance December 31, 2013	2,148,865	$14.10	-	$36.60	$23.99	$31.6	1.46
OSOs granted	—	$—	-	$—	$—
OSOs forfeited	(52,901)	$16.99	-	$27.53	$22.99
OSOs expired	(106,844)	$36.60	-	$36.60	$36.60
OSOs exercised	(771,251)	$14.70	-	$27.53	$24.26
Balance December 31, 2014	1,217,869	$16.99	-	$27.53	$22.76	$88.0	0.90
OSOs granted	—	$—	-	$—	$—
OSOs forfeited	(12,945)	$20.29	-	$26.69	$22.81
OSOs expired	—	$—	-	$—	$—
OSOs exercised	(589,944)	$22.15	-	$22.97	$22.32
Balance December 31, 2015	614,980	$20.29	-	$26.69	$22.77	$48.5	0.37

			OSO Units Outstanding at December 31, 2015			OSO units Exercisable at December 31, 2015
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$20.29	-	$26.69	614,980	0.37	$22.77	—	$—

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of December 31, 2015, 2014 and 2013, respectively.

The total realized value of OSO units settled was $13 million, $19 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company issued 622,755, 732,593 and 90,879 shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2015, 2014 and 2013, respectively. The number of shares of Level 3 common stock issued upon settlement of an OSO unit varies based upon the relative performance of Level 3 stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO unit.

Restricted Stock and Units and Performance Restricted Stock Units

Restricted stock units are generally granted annually on July 1 to certain eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods.

In April 2014, the Company began granting Performance Restricted Stock Units ("PRSUs"). PRSUs are designed to provide participants with a long-term stake in the Company’s success with both retention and performance components. Under these awards, a participant becomes vested in a number of PRSUs based on the Company's achievement of specified levels of financial performance during the performance period set forth in the applicable award letter issued pursuant to the award agreement, so long as the participant remains continuously employed by the Company until the applicable scheduled vesting date, subject to certain change in control provisions as outlined in the award agreement. The performance objective is based on the Company’s financial performance measures. Participants will be entitled to an award within a range of 50% at a minimum achievement level and 200% at a maximum achievement level.

PRSUs use a two-year performance measurement period and vest 50% on the second anniversary of the grant date (after the relevant performance has been measured) and the second 50% vest on the third anniversary of grant date.

The fair value of restricted stock units awarded totaled $144 million, $96 million and $34 million for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of these awards was calculated using the value of Level 3 common stock on the grant date and are being amortized over the periods in which the restrictions lapse. As of December 31, 2015, unamortized compensation cost related to nonvested restricted stock and restricted stock units was $109 million and the weighted average period over which this cost will be recognized is 2.17 years.

The changes in nonvested restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	3,636,976	$24.71
Stock and units granted	1,617,592	$21.26
Lapse of restrictions	(1,841,757)	$25.19
Stock and units forfeited	(488,461)	$23.10
Nonvested at December 31, 2013	2,924,350	$22.77
Stock and units granted	1,650,772	$43.48
Lapse of restrictions	(1,150,080)	$22.92
Stock and units forfeited	(206,305)	$27.14
Nonvested at December 31, 2014	3,218,737	$32.95
Stock and units granted	2,087,942	$50.60
Lapse of restrictions	(1,194,519)	$31.70
Stock and units forfeited	(358,227)	$44.25
Nonvested at December 31, 2015	3,753,933	$42.09

The changes in nonvested performance restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—
Stock and units granted	605,111	$39.30
Lapse of restrictions	(1,750)	$39.14
Stock and units forfeited	(35,480)	$39.14
Nonvested at December 31, 2014	567,881	$39.31
Stock and units granted	713,657	$53.82
Lapse of restrictions	—	$—
Stock and units forfeited	(53,073)	$49.25
Nonvested at December 31, 2015	1,228,465	$47.31

The total fair value of restricted stock and restricted stock units and PRSUs whose restrictions lapsed in the years ended December 31, 2015, 2014 and 2013 was $38 million, $27 million and $46 million, respectively.

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

A summary of the retention restricted stock units granted under the MIRP is shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	465,000	$25.92
Stock and units granted	—	$—
Lapse of restrictions	(270,000)	$25.92
Stock and units forfeited	—	$—
Nonvested at December 31, 2013	195,000	$25.92
Stock and units granted	—
Lapse of restrictions	(195,000)	$25.92
Stock and units forfeited	—
Nonvested at December 31, 2014	—

No retention restricted stock units were awarded during the years ended December 31, 2015 and 2014 under the MIRP, and all prior awards were vested as of December 31, 2014.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $18,000 in 2015 and $18,000 in 2016. The Company matches 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits.

The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company's matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) Plan. Prior to January 2016, employees were not able to purchase units in the Level 3 Stock Fund but effective January 2016, employees may allocate account balances to the Level 3 Stock Fund subject to a limitation on the total percentage of the employee's 401(K) account balances maintained in the Level 3 Stock Fund. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. The Company's matching contributions vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions, including future contributions. The Company made 401(k) Plan matching contributions of $36 million, $23 million and $24 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's matching contributions are recorded as non-cash compensation and included in network related expenses of $5 million, $4 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and in selling, general and administrative expenses of $31 million, $19 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. Former tw telecom employees became eligible to participate in the Level 3 401(k) Plan starting January 1, 2015.

The tw telecom 401(k) Plan ("tw telecom 401(k) Plan") provided 100% matching cash contributions up to a maximum 5% of eligible compensation. The Company's contributions to the tw telecom 401(k) Plan vest immediately. Expenses recorded by the Company relating to the tw telecom 401(k) Plan for the two months in 2014 subsequent to the completion of the Merger were approximately $2 million.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans was approximately $6 million, $6 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Plans

The Company has certain contributory and non-contributory employee pension plans, which are not significant to the financial position or operating results of the Company. The Company recognizes in its balance sheet the funded status of its defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. The Company is also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $142 million and $151 million as of December 31, 2015 and

2014, respectively. The total plan benefit obligations were $158 million and $176 million as of December 31, 2015 and 2014, respectively. Therefore, the total funded status was an obligation of $16 million and $25 million as of December 31, 2015 and 2014, respectively.

Annual Discretionary Bonus Grant

The Company's annual discretionary bonus program is intended to motivate employees to achieve the Company's financial and business goals. Each participant is provided a target award expressed as a percentage of base salary. Actual awards under the program are based on corporate results as well as achievement of specific individual performance criteria during the bonus plan period, and may be paid in cash, restricted stock units, or a combination of the two, at the sole discretion of the Compensation Committee of the Board of Directors. The annual discretionary bonus will be paid in cash for the 2015 bonus plan, was paid in cash for the 2014 bonus plan and was paid partially in cash and equity for the 2013 bonus plan. The Company paid out 1.4 million immediately-vested restricted stock units in 2014 for the 2013 bonus plan.

(14) Income Taxes

The following table summarizes the income tax benefit (expense) attributable to the income (loss) before income taxes for each of the three years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
(dollars in millions)
Current:
United States Federal	$—	$—	$9
State	(3)	(1)	(1)
Foreign	(33)	(40)	(37)
	(36)	(41)	(29)
Deferred, net of changes in valuation allowances:
United States federal	2,941	6	(3)
State	246	15	—
Foreign	(1)	96	(6)
	3,186	117	(9)
Income Tax Benefit (Expense)	$3,150	$76	$(38)

The United States and Foreign components of income (loss) before income taxes for each of the three years ended December 31, 2015, 2014 and 2013 are as follows (some of the income (loss) is subject to taxation in multiple jurisdictions):

	2015	2014	2013
(dollars in millions)
United States	$401	$207	$(122)
Foreign	(118)	31	51
	$283	$238	$(71)

A reconciliation of the actual income tax benefit (expense) and the tax computed by applying the U.S. federal rate (35%) to the income (loss) before income taxes for each of the three years ended December 31, 2015, 2014 and 2013 is shown in the following table:

	2015	2014	2013
	(dollars in millions)
Computed Tax (Expense) Benefit at Statutory Rate	$(99)	$(83)	$25
Effect of Earnings in Jurisdictions outside of the United States	30	13	12
Change in Valuation Allowance	3,386	197	(27)
Disallowed Interest	(62)	(25)	(33)
Non-Deductible Deconsolidation Loss	(57)	—	—
Other Permanent Items	(25)	(19)	(11)
Indefinite-Lived Assets	—	2	(3)
Uncertain Tax Positions	(5)	3	9
Changes in Tax Rates	(20)	(7)	(7)
Other, net	2	(5)	(3)
Income Tax Benefit (Expense)	$3,150	$76	$(38)

The components of the net deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(dollars in millions)
Deferred Tax Assets:
Deferred revenue	351	322
Unutilized tax net operating loss carry forwards	4,959	5,218
Fixed assets	115	90
Intangible assets	—	—
Other	501	415
Total Deferred Tax Assets	5,926	6,045
Deferred Tax Liabilities:
Deferred revenue	(58)	(73)
Fixed assets	(924)	(893)
Intangible assets	(399)	(486)
Other	(350)	(189)
Total Deferred Tax Liabilities	(1,731)	(1,641)
Net Deferred Tax Assets before Valuation Allowance	4,195	4,404
Valuation Allowance	(1,002)	(4,429)
Net Deferred Tax Asset (Liability) after Valuation Allowance	$3,193	$(25)

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

As of December 31, 2015, the Company had available net operating loss carry forwards of approximately $9.8 billion after taking into account the effects of Section 382 limitation of the Internal Revenue Code for U.S. federal income tax purposes, including $1 billion from the tw telecom acquisition ($9.7 billion net of stock compensation excess benefit). Although the tw telecom acquisition triggered an ownership change under Section 382 of the Internal Revenue Code, the Company has determined that its loss carryforwards should not be mathematically limited based on its value at the time of the ownership change and the expiration dates of its net operating losses.

As a result of certain realization requirements of applicable accounting guidance, the table of deferred tax asset and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased if and when such deferred tax assets are ultimately realized. The Company uses the ordering rules prescribed by recent accounting guidance to determine when the stock compensation excess tax benefits have been realized. If actual future tax deductions are less than the amount recognized for financial reporting, the tax-effect of the difference may result in an increase to income tax expense.

The Company’s loss carry forwards expire in future years through 2035 and are subject to examination by the tax authorities up to three years after the carry forwards are utilized. The U.S. net operating tax loss carry forwards available for federal income tax purposes expire as follows (dollars in millions):

Expiring December 31,	Amount
2023	$239
2024	1,456
2025	1,267
2026	1,254
2027	1,644
2028	477
2029	694
2030	663
2031	833
2032	729
2033	172
2034	395
2035	3
$9,826

Under the rules prescribed by Internal Revenue Code Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a three-year testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods and could result in a substantial income tax expense at the time of the shift. Level 3 extended the term of its

Stockholder Rights Plan, which was adopted to protect its U.S. federal net operating loss carry forwards from these limitations. This plan was designed to deter trading that would result in a change of control (as defined in Section 382) without the limitations imposed by Section 382, and therefore protect the Company's ability to use its historical U.S. federal net operating loss carry forwards in the future.

As of December 31, 2015, the Company had state net operating loss carry forwards of approximately $9.9 billion that are subject to limitations on their utilization and have various expiration periods through 2035. The Company had approximately $5.5 billion of foreign jurisdiction net operating loss carry forwards that are subject to limitations on their utilization. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period.

The Company recognizes deferred tax assets and liabilities for its domestic and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns, and future profitability by tax jurisdiction. The Company has historically provided a valuation allowance to reduce its U.S federal and state and foreign deferred tax assets to the amount that is more likely than not to be realized. The Company monitors its cumulative loss position and other evidence each quarter to determine the appropriateness of its valuation allowance. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

In the fourth quarter 2015, the Company released the majority of the valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future years’ earnings. In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, the Company took into consideration its movement into a cumulative income position for the most recent 3-year period, including pro forma adjustments for acquired entities, its 8 out of 9 consecutive quarters of pre-tax operating income, and forecasts of future earnings for its U.S. business. The Company expects to continue to generate income before taxes in the United States in future periods.

In 2014, the Company released approximately $100 million of deferred tax valuation allowance primarily related to its business in the UK due to consolidation of legal entities whereby one UK entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets.

The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions where it does not currently believe that the realization of its deferred tax assets is more likely than not.

The valuation allowance for deferred tax assets was approximately $1.0 billion as of December 31, 2015 and $4.4 billion as of December 31, 2014. The change in valuation allowance is primarily due to the release of the valuation allowance against U.S. federal and state deferred tax assets.

The Company provides for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign corporations unless they are considered indefinitely reinvested outside the United States. The amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was immaterial. With respect to the Company’s foreign branches, it has established deferred tax liabilities for branches with an overall cumulative translation gain, but has not has established deferred tax assets for those with an overall translation loss as it is necessary to demonstrate that the temporary difference will reverse in the foreseeable future. The Company has no plans that would trigger such reversal.

The Company's liability for uncertain income tax positions totaled $18 million at December 31, 2015 and $17 million at December 31, 2014. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $17 million ($14 million as of December 31, 2014) and a reduction in the effective tax rate. The Company does not expect that the liability for uncertain tax positions will materially increase or decrease during the twelve months ended December 31, 2016. A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows (dollars in millions):

Amount
Balance as of January 1, 2013	$18
Gross increases - tax positions of prior years	—
Gross increases - tax positions during 2013	1
Gross decreases - lapse of statute of limitations	(6)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2013	13
Tax positions of prior years netted against deferred tax assets	5
Gross increases - tax positions of prior years	1
Gross increases - tax positions during 2014	—
Gross decreases - lapse of statute of limitations	(2)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2014	17
Tax positions of prior years netted against deferred tax assets	(2)
Gross increases - tax positions of prior years	3
Gross increases - tax positions during 2015	2
Gross decreases - lapse of statute of limitations	(2)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2015	$18

The unrecognized tax benefits in the table above do not include accrued interest and penalties of $16 million, $17 million and $18 million as of December 31, 2015, 2014 and 2013, respectively. The Company's policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense in its Consolidated Statements of Operations of a benefit of less than $1 million, a benefit of approximately $1 million and a benefit of approximately $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(15) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is Jeff K. Storey, President and Chief Executive Officer. As a result of the Merger, Mr. Storey also monitored performance of the former tw telecom business. Therefore, the Company was comprised of the following four reportable segments for financial reporting purposes for the fourth quarter of 2014: 1) North America; 2) Europe, the Middle East and Africa (EMEA); 3) Latin America; and 4) tw telecom, which represents the standalone operations of the former tw telecom business. As a result of the integration of tw telecom (see Note 2 - Events Associated with the Merger of tw telecom), the Company reorganized its management reporting structure to reflect the way in which it allocates resources and assesses performance. Effective the first quarter of 2015, tw telecom has been integrated into North America. As a result of the change, the Company's reportable segments now consist of: 1) North America; 2) EMEA; and 3) Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments. Historical presentation of segment information has been retrospectively reclassified to conform to the new geographical presentation.

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

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; IP and data services; and local and enterprise voice services.

•	Wholesale Voice Services revenue from sales to other carriers of long distance voice services.

Core Network Services revenue represents higher profit services and Wholesale Voice Services revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to the Company's operating results than Wholesale Voice Services revenue. Management of the Company believes that growth in revenue from its Core Network Services is critical to the long-term success of its business. The Company also believes it must continue to effectively manage the profitability of the Wholesale Voice Services revenue. The Company believes that trends in its communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenue by segment for each of the years ended December 31,

(dollars in millions)	2015	2014	2013
Core Network Services Revenue:
North America	$6,208	$4,525	$3,949
EMEA	835	891	888
Latin America	714	779	754
Total Core Network Services Revenue	$7,757	$6,195	$5,591

Wholesale Voice Services Revenue:
North America	$446	$530	$681
EMEA	14	19	31
Latin America	12	33	10
Total Wholesale Voice Services Revenue	$472	$582	$722

Total Consolidated Revenue	$8,229	$6,777	$6,313

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income (loss) for each of the years ended December 31,

(dollars in millions)	2015	2014	2013
Adjusted EBITDA:
North America	$3,048	$2,065	$1,799
EMEA	235	214	226
Latin America	302	348	313
Unallocated Corporate Expenses	(947)	(732)	(714)
Consolidated Adjusted EBITDA	$2,638	$1,895	$1,624
Income Tax Benefit (Expense)	3,150	76	(38)
Total Other Expense	(1,048)	(775)	(737)
Depreciation and Amortization	(1,166)	(808)	(800)
Non-Cash Stock Compensation	(141)	(73)	(151)
Non-Cash Impairment	—	(1)	(7)
Total Consolidated Net Income (Loss)	$3,433	$314	$(109)

The following table presents capital expenditures by segment and reconciles capital expenditures to consolidated capital expenditures for each of the years ended December 31:

(dollars in millions)	2015	2014	2013
Capital Expenditures:
North America	$752	$495	$398
EMEA	158	117	128
Latin America	155	153	134
Unallocated Corporate Capital Expenditures	164	145	100
Consolidated Capital Expenditures	$1,229	$910	$760

The following table presents total assets by segment:

	As of December 31,
(dollars in millions)	2015	2014
Assets:
North America	$19,961	$16,242
EMEA	1,796	1,970
Latin America	2,131	2,451
Other	257	284
Total Consolidated Assets	$24,145	$20,947

(16) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows.

Amounts accrued for such contingencies aggregate to $129 million and are included in "Other" current liabilities and "Other liabilities" in the Company's Consolidated Balance Sheet at December 31, 2015. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at December 31, 2015. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. Due to accrued interest and foreign exchange effects, and taking into account the developments described below, the total amount of exposure is $46 million at December 31, 2015.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $42 million at December 31, 2015.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $42 million at December 31, 2015 in excess of the accruals established for these matters.

Letters of Credit

It is customary for the Company to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 31, 2015 and December 31, 2014, the Company had outstanding letters of credit or other similar obligations of approximately $46 million and $28 million, respectively, of which $43 million and $23 million, are collateralized by cash, that is reflected on the Consolidated Balance Sheets as restricted cash. The Company does not believe exposure to loss related to its letters of credit is material.

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

The right-of-way agreements have various expiration dates through 2060. Payments under these right-of-way agreements were $211 million in 2015, $173 million in 2014 and $161 million in 2013.

The Company has obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $357 million in 2015, $318 million in 2014 and $311 million in 2013.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. The Company includes payments due during these automatic renewal periods given the significant cost to relocate the Company's network and other facilities.

Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2015 (dollars in millions):

	Right-of-Way Agreements	Operating Leases	Total	Future Minimum Sublease Receipts
2016	$151	$278	$429	$4
2017	72	245	317	4
2018	69	209	278	3
2019	59	157	216	2
2020	54	123	177	—
Thereafter	295	578	873	—
	$700	$1,590	$2,290	$13

Certain right-of-way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. The Company has not included estimates for these increases in future periods in the amounts included above.

Certain other right-of-way agreements are currently cancelable or can be terminated under certain conditions by the Company. The Company includes the payments under such cancelable right-of-way agreements in the table above for a period of 1 year from January 1, 2016, if the Company does not consider it likely that it will cancel the right of way agreement within the next year.

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

The following table summarizes the Company's purchase commitments at December 31, 2015 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$930	$497	$402	$24	$7
Third-Party Maintenance Services	222	60	44	38	80
	$1,152	$557	$446	$62	$87

(17) Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Operations
For the year ended December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,325	$5,077	$(173)	$8,229
Costs and Expenses:
Network access costs	—	—	1,243	1,763	(173)	2,833
Network related expenses	—	—	947	485	—	1,432
Depreciation and amortization	—	—	309	857	—	1,166
Selling, general and administrative expenses	4	—	1,064	399	—	1,467
Total costs and expenses	4	—	3,563	3,504	(173)	6,898
Operating Income (Loss)	(4)	—	(238)	1,573	—	1,331
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(51)	(574)	(3)	(14)	—	(642)
Interest income (expense) affiliates, net	1,310	1,984	(3,041)	(253)	—	—
Equity in net earnings (losses) of subsidiaries	2,162	(1,693)	177	—	(646)	—
Other, net	(18)	(200)	3	(192)	—	(407)
Total other expense	3,403	(483)	(2,864)	(458)	(646)	(1,048)
Income (Loss) before Income Taxes	3,399	(483)	(3,102)	1,115	(646)	283
Income Tax (Expense) Benefit	34	2,645	(1)	472	—	3,150
Net Income (Loss)	3,433	2,162	(3,103)	1,587	(646)	3,433
Other Comprehensive Income (Loss), Net of Income Taxes	(154)	—	—	154	(154)	(154)
Comprehensive Income (Loss)	$3,279	$2,162	$(3,103)	$1,741	$(800)	$3,279

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,073	$3,918	$(214)	$6,777
Costs and Expenses:
Network access costs	—	—	1,177	1,566	(214)	2,529
Network related expenses	—	—	762	484	—	1,246
Depreciation and amortization	—	—	277	531	—	808
Selling, general and administrative expenses	21	2	735	423	—	1,181
Total costs and expenses	21	2	2,951	3,004	(214)	5,764
Operating Income (Loss)	(21)	(2)	122	914	—	1,013
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(143)	(492)	(2)	(17)	—	(654)
Interest income (expense) affiliates, net	1,227	1,827	(2,890)	(164)	—	—
Equity in net earnings (losses) of subsidiaries	(710)	(2,047)	663	—	2,094	—
Other, net	(53)	—	7	(76)	—	(122)
Total other expense	321	(712)	(2,222)	(256)	2,094	(775)
Income (Loss) before Income Taxes	300	(714)	(2,100)	658	2,094	238
Income Tax (Expense) Benefit	14	4	(1)	59	—	76
Net Income (Loss)	314	(710)	(2,101)	717	2,094	314
Other Comprehensive Income (Loss), Net of Income Taxes	(183)	—	—	(183)	183	(183)
Comprehensive Income (Loss)	$131	$(710)	$(2,101)	$534	$2,277	$131

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$2,825	$3,734	$(246)	$6,313
Costs and Expenses:
Network access costs	—	—	1,068	1,649	(246)	2,471
Network related expenses	—	—	753	461	—	1,214
Depreciation and amortization	—	—	289	511	—	800
Selling, general and administrative expenses	3	1	791	367	—	1,162
Total costs and expenses	3	1	2,901	2,988	(246)	5,647
Operating Income (Loss)	(3)	(1)	(76)	746	—	666
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(151)	(497)	(3)	2	—	(649)
Interest income (expense) affiliates, net	1,091	1,706	(2,679)	(118)	—	—
Equity in net earnings (losses) of subsidiaries	(1,039)	(2,164)	550	—	2,653	—
Other, net	—	(85)	4	(7)	—	(88)
Total other expense	(99)	(1,040)	(2,128)	(123)	2,653	(737)
Income (Loss) before Income Taxes	(102)	(1,041)	(2,204)	623	2,653	(71)
Income Tax (Expense) Benefit	(7)	2	—	(33)	—	(38)
Net Income (Loss)	(109)	(1,039)	(2,204)	590	2,653	(109)
Other Comprehensive Income (Loss), Net of Income Taxes	10	10	—	10	(20)	10
Comprehensive Income (Loss)	$(99)	$(1,029)	$(2,204)	$600	$2,633	$(99)

Condensed Consolidating Balance Sheets
December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$727	$109	$—	$854
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	47	710	—	757
Due from affiliates	12,415	22,759	—	2,816	(37,990)	—
Other	1	18	56	55	—	130
Total Current Assets	12,428	22,783	831	3,697	(37,990)	1,749
Property, Plant, and Equipment, net	—	—	3,423	6,455	—	9,878
Restricted Cash and Securities	27	—	14	1	—	42
Goodwill and Other Intangibles, net	—	—	363	8,513	—	8,876
Investment in Subsidiaries	16,772	17,714	3,734	—	(38,220)	—
Deferred Tax Assets	38	2,847	—	556	—	3,441
Other Assets, net	8	100	12	39	—	159
Total Assets	$29,273	$43,444	$8,377	$19,261	$(76,210)	$24,145

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$195	$433	$—	$629
Current portion of long-term debt	—	—	2	13	—	15
Accrued payroll and employee benefits	—	—	186	32	—	218
Accrued interest	11	90	—	7	—	108
Current portion of deferred revenue	—	—	119	148	—	267
Due to affiliates	—	—	37,990	—	(37,990)	—
Other	—	—	115	64	—	179
Total Current Liabilities	11	91	38,607	697	(37,990)	1,416
Long-Term Debt, less current portion	600	10,210	15	169	—	10,994
Deferred Revenue, less current portion	—	—	680	297	—	977
Other Liabilities	15	—	133	484	—	632
Commitments and Contingencies
Stockholders' Equity (Deficit)	28,647	33,143	(31,058)	17,614	(38,220)	10,126
Total Liabilities and Stockholders' Equity (Deficit)	$29,273	$43,444	$8,377	$19,261	$(76,210)	$24,145

Condensed Consolidating Balance Sheets
December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$7	$5	$307	$261	$—	$580
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	34	703	—	737
Due from affiliates	14,522	21,270	—	—	(35,792)	—
Other	2	21	45	89	—	157
Total Current Assets	14,531	21,296	387	1,059	(35,792)	1,481
Property, Plant, and Equipment, net	—	—	3,152	6,708	—	9,860
Restricted Cash and Securities	3	—	16	1	—	20
Goodwill and Other Intangibles, net	—	—	373	8,730	—	9,103
Investment in Subsidiaries	16,686	14,777	3,729	—	(35,192)	—
Deferred Tax Assets	—	—	—	300	—	300
Other Assets, net	28	129	9	17	—	183
Total Assets	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$215	$449	$—	$664
Current portion of long-term debt	333	—	3	13	—	349
Accrued payroll and employee benefits	—	—	174	99	—	273
Accrued interest	12	158	—	4	—	174
Current portion of deferred revenue	—	—	118	169	—	287
Due to affiliates	—	—	34,401	1,391	(35,792)	—
Other	—	2	62	95	—	159
Total Current Liabilities	345	160	34,973	2,220	(35,792)	1,906
Long-Term Debt, less current portion	900	9,893	16	175	—	10,984
Deferred Revenue, less current portion	—	—	617	304	—	921
Other Liabilities	16	24	125	608	—	773
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,987	26,125	(28,065)	13,508	(35,192)	6,363
Total Liabilities and Stockholders' Equity (Deficit)	$31,248	$36,202	$7,666	$16,815	$(70,984)	$20,947

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(40)	$(617)	$193	$2,319	$—	$1,855
Cash Flows from Investing Activities:
Capital expenditures	—	—	(453)	(776)	—	(1,229)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)	—	(83)
Change in restricted cash and securities, net	(25)	—	3	—	—	(22)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	4	—	4
Other	—	—	(14)	—	—	(14)
Net Cash Provided by (Used in) Investing Activities	(25)	—	(464)	(855)	—	(1,344)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	4,832	—	—	—	4,832
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(313)	(4,725)	(2)	(11)	—	(5,051)
Increase (decrease) due from/to affiliates, net	383	511	693	(1,587)	—	—
Net Cash Provided by (Used in) Financing Activities	70	618	691	(1,598)	—	(219)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(18)	—	(18)
Net Change in Cash and Cash Equivalents	5	1	420	(152)	—	274
Cash and Cash Equivalents at Beginning of Year	7	5	307	261	—	580
Cash and Cash Equivalents at End of Year	$12	$6	$727	$109	$—	$854

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(178)	$(458)	$625	$1,172	$—	$1,161
Cash Flows from Investing Activities:
Capital expenditures	—	—	(362)	(548)	—	(910)
Change in restricted cash and securities, net	—	—	2	(12)	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	3	—	3
Investment in tw telecom, net of cash acquired	(474)	—	—	307	—	(167)
Other	—	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	(474)	—	(360)	(252)	—	(1,086)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	590	—	—	(1)	—	589
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(647)	—	—	(24)	—	(671)
Increase (decrease) due from/to affiliates, net	708	457	(305)	(860)	—	—
Net Cash Provided by (Used in) Financing Activities	651	457	(305)	(885)	—	(82)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(44)	—	(44)
Net Change in Cash and Cash Equivalents	(1)	(1)	(40)	(9)	—	(51)
Cash and Cash Equivalents at Beginning of Year	8	6	347	270	—	631
Cash and Cash Equivalents at End of Year	$7	$5	$307	$261	$—	$580

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(169)	$(557)	$710	$729	$—	$713
Cash Flows from Investing Activities:
Capital expenditures	—	—	(312)	(448)	—	(760)
Change in restricted cash and securities, net	9	—	(1)	5	—	13
Other	—	—	1	1	—	2
Net Cash Provided by (Used in) Investing Activities	9	—	(312)	(442)	—	(745)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	1,502	—	—	—	1,502
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(173)	(1,586)	(4)	(33)	—	(1,796)
Increase (decrease) due from affiliates, net	88	642	(433)	(297)	—	—
Net Cash Provided by (Used in) Financing Activities	(85)	558	(437)	(330)	—	(294)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(22)	—	(22)
Net Change in Cash and Cash Equivalents	(245)	1	(39)	(65)	—	(348)
Cash and Cash Equivalents at Beginning of Year	253	5	386	335	—	979
Cash and Cash Equivalents at End of Year	$8	$6	$347	$270	$—	$631

(18) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014

(dollars in millions except per share data)
Revenue	$2,053	$1,609	$2,061	$1,625	$2,062	$1,629	$2,053	$1,914
Costs and Expenses:
Network Access Costs	723	614	696	613	706	607	708	695
Network Related Expenses	356	292	363	302	369	307	344	345
Depreciation and Amortization	288	184	288	187	296	187	294	250
Selling, General and Administrative Expenses	370	255	364	267	364	266	369	393
Total Costs and Expenses	1,737	1,345	1,711	1,369	1,735	1,367	1,715	1,683
Operating Income	316	264	350	256	327	262	338	231
Other Income (Expense):
Interest Income	1	—	—	—	—	1	—	—
Interest Expense	(180)	(151)	(165)	(149)	(145)	(159)	(152)	(195)
Loss on Modification and Extinguishment of Debt	—	—	(163)	—	—	—	(55)	(53)
Venezuela Deconsolidation Charge	—	—	—	—	(171)	—	—	—
Other, net	(10)	6	(17)	(44)	6	(11)	3	(20)
Total Other Expense	(189)	(145)	(345)	(193)	(310)	(169)	(204)	(268)
Income (Loss) Before Income Taxes	127	119	5	63	17	93	134	(37)
Income Tax (Expense) Benefit	(5)	(7)	(18)	(12)	(16)	(8)	3,189	103
Net Income (Loss)	$122	$112	$(13)	$51	$1	$85	$3,323	$66
Net Income (Loss) Per Share - Basic	$0.35	$0.48	$(0.04)	$0.21	$—	$0.36	$9.33	$0.22
Net Income (Loss) Per Share - Diluted	$0.35	$0.47	$(0.04)	$0.21	$—	$0.35	$9.24	$0.21

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

During the fourth quarter of 2015, the Company recognized a $3.3 billion income tax benefit primarily related to the release of U.S. federal and state deferred tax valuation allowances.

During the fourth quarter of 2015, the Company recognized a loss on extinguishment of debt of $55 million, related to the refinancing of the 8.625% Senior Notes due 2020.

During the second quarter of 2015, the Company recognized a loss on extinguishment of debt of $36 million, related to the refinancing of the 9.375% Senior Notes due 2019.

During the second quarter of 2015, the Company recognized a loss on extinguishment of debt of $82 million, related to the refinancing of the 8.125% Senior Notes due 2019.

During the second quarter of 2015, the Company recognized a loss on extinguishment of debt of $18 million, related to the refinancing of the 8.875% Senior Notes due 2019.

During the second quarter of 2015, the Company recognized a loss on modification and extinguishment of debt of $27 million, related to the refinancing of the senior secured Tranche B Term Loan due 2022.

During the fourth quarter of 2014, the Company recognized a loss on extinguishment of debt of $53 million, related to the refinancing of the 11.875% Senior Notes due 2019.

During the fourth quarter of 2014, the Company completed its acquisition of tw telecom and therefore the results of operations for the fourth quarter of 2014 include the results of tw telecom for November and December. Additionally, the Company incurred $70 million in expenses related to the acquisition of tw telecom that was recognized in Selling, General and Administrative Expenses .

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 26, 2016

LEVEL 3 COMMUNICATIONS, INC.
By: /s/ Sunit S. Patel
Name: Sunit S. Patel
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Chairman of the Board	February 26, 2016
_________________ Jeff K. Storey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
/s/ Sunit S. Patel Sunit S. Patel	Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
/s/ Eric J. Mortensen Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2016
/s/ Kevin P. Chilton Kevin P. Chilton	Director	February 26, 2016
/s/ Steven T. Clontz Steven T. Clontz	Director	February 26, 2016
/s/ Irene M. Esteves Irene M. Esteves	Director	February 26, 2016
/s/ T. Michael Glenn T. Michael Glenn	Director	February 26, 2016
/s/ Spencer B. Hays Spencer B. Hays	Director	February 26, 2016
/s/ Michael J. Mahoney Michael J. Mahoney	Director	February 26, 2016
/s/ Kevin W. Mooney Kevin W. Mooney	Director	February 26, 2016
/s/ Peter Seah Lim Huat Peter Seah Lim Huat	Director	February 26, 2016
/s/ Peter van Oppen Peter van Oppen	Director	February 26, 2016