Form 10-Q
period 2016-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2016-05-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 4, 2016:

Common Stock: 357,932,844 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2016	2015

Revenue	$2,051	$2,053
Costs and Expenses:
Network access costs	694	723
Network related expenses	338	356
Depreciation and amortization	301	288
Selling, general and administrative expenses	356	370
Total Costs and Expenses	1,689	1,737
Operating Income	362	316
Other Income (Expense):
Interest income	1	1
Interest expense	(135)	(180)
Other, net	(10)	(10)
Total Other Expense	(144)	(189)
Income Before Income Taxes	218	127
Income Tax Expense	(94)	(5)
Net Income	$124	$122

Basic Earnings per Common Share
Net Income Per Share	$0.35	$0.35
Weighted-Average Shares Outstanding (in thousands)	356,785	346,874

Diluted Earnings per Common Share
Net Income Per Share	$0.34	$0.35
Weighted-Average Shares Outstanding (in thousands)	360,339	350,832

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2016	2015
Net Income	$124	$122
Other Comprehensive Income (Loss) net of Tax:
Foreign currency translation adjustments, net of tax effect of $8 and $0	48	(141)
Defined benefit pension plan adjustments, net of tax effect of ($2) and $0	(3)	—
Other Comprehensive Income (Loss), net of Tax	45	(141)
Comprehensive Income (Loss)	$169	$(19)

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$1,004	$854
Restricted cash and securities	837	8
Receivables, less allowances for doubtful accounts of $33 and $32, respectively	807	757
Other	141	111
Total Current Assets	2,789	1,730
Property, Plant and Equipment, net of accumulated depreciation of $10,625 and $10,365, respectively	9,974	9,878
Restricted Cash and Securities	41	42
Goodwill	7,746	7,749
Other Intangibles, net	1,074	1,127
Deferred Tax Assets	3,365	3,441
Other Assets, net	50	50
Total Assets	$25,039	$24,017
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$680	$629
Current portion of long-term debt	781	15
Accrued payroll and employee benefits	146	218
Accrued interest	131	108
Current portion of deferred revenue	283	267
Other	166	179
Total Current Liabilities	2,187	1,416
Long-Term Debt, less current portion	10,870	10,866
Deferred Revenue, less current portion	1,012	977
Other Liabilities	628	632
Total Liabilities	14,697	13,891
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 357,005,439 issued and outstanding at March 31, 2016 and 356,374,473 issued and outstanding at December 31, 2015	4	4
Additional paid-in capital	19,689	19,642
Accumulated other comprehensive loss	(256)	(301)
Accumulated deficit	(9,095)	(9,219)
Total Stockholders’ Equity	10,342	10,126
Total Liabilities and Stockholders’ Equity	$25,039	$24,017

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$124	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	288
Non-cash compensation expense attributable to stock awards	47	31
Accretion of debt discount and amortization of debt issuance costs	5	7
Accrued interest on long-term debt, net	23	22
Deferred income taxes	85	(10)
Gain on sale of property, plant and equipment and other assets	—	(1)
Other, net	(9)	21
Changes in working capital items:
Receivables	(44)	(23)
Other current assets	(35)	(19)
Accounts payable	48	(24)
Deferred revenue	46	8
Other current liabilities	(81)	(117)
Net Cash Provided by Operating Activities	510	305
Cash Flows from Investing Activities:
Capital expenditures	(297)	(254)
Change in restricted cash and securities, net	(828)	1
Proceeds from sale of property, plant and equipment and other assets	—	1
Net Cash Used in Investing Activities	(1,125)	(252)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	765	492
Payments on and repurchases of long-term debt and capital leases	(1)	(2)
Net Cash Provided by Financing Activities	764	490
Effect of Exchange Rates on Cash and Cash Equivalents	1	(9)
Net Change in Cash and Cash Equivalents	150	534
Cash and Cash Equivalents at Beginning of Period	854	580
Cash and Cash Equivalents at End of Period	$1,004	$1,114

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$112	$147
Income taxes paid, net of refunds	$7	$7
Non-cash Financing Activities:
Capital lease obligations incurred	$—	$1
Long-term debt conversion into equity	$—	$333
Accrued interest conversion into equity	$—	$10

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

Prior to October 1, 2015, the Company included the results of its wholly owned Venezuelan subsidiary in its Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan subsidiary was in the Latin America segment and had total revenue of $23 million and Adjusted EBITDA of $15 million for the three months ended March 31, 2015. For more information on the Company's segments and non-GAAP measures see Note 8 - Segment Information.
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the Company's ability to make key operational decisions for its Venezuelan operations. This lack of exchangeability into U.S. dollars and the degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own its Venezuelan subsidiary, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary on September 30, 2015, and began accounting for its variable interest investment in its Venezuelan operations using the cost method of accounting. The factors that led to the Company's conclusions at the end of the third quarter 2015 continued to exist through the end of the first quarter 2016. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash in U.S. dollars. Prior period results have not been adjusted to reflect the deconsolidation of the Company's Venezuelan subsidiary.
The accompanying Consolidated Balance Sheet as of December 31, 2015, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Reclassifications

Certain amounts in the prior year Consolidated Financial Statements and accompanying footnotes have been reclassified to conform to the current year's presentation primarily pursuant to the adoption of Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. As of December 31, 2015, approximately $19 million of current debt issuance costs have been reclassified from other current assets to long-term debt, less current portion and approximately $109 million of non-current debt issuance costs have been reclassified from other non-current assets to long-term debt, less current portion.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASC Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The effect of approximately 4 million total outperform stock appreciation rights ("OSOs"), restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") outstanding at March 31, 2016 has been included in the computation of diluted earnings per share for the three months ended March 31, 2016. The effect of approximately 4 million total OSOs and RSUs outstanding at March 31, 2015 has been included in the computation of diluted earnings per share for the three months ended March 31, 2015. PRSUs were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015, as they were contingently issuable and no shares would have been issued if this period were the end of the contingency period.

(3) Other Intangible Assets

Other intangible assets as of March 31, 2016 and December 31, 2015 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(977)	$998
Trademarks	55	(55)	—
Patents and Developed Technology	230	(169)	61
	2,260	(1,201)	1,059
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,201)	$1,074
December 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(932)	$1,043
Trademarks	55	(55)	—
Patents and Developed Technology	230	(161)	69
	2,260	(1,148)	1,112
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,148)	$1,127

Finite-lived intangible asset amortization expense was $53 million for the three months ended March 31, 2016 and $56 million for the three months ended March 31, 2015.

At March 31, 2016, the weighted average remaining useful lives of the Company's finite-lived intangible assets was 5.5 years in total; 5.6 years for customer contracts and relationships, and 3.1 years for patents and developed technology.

As of March 31, 2016, estimated amortization expense for the Company’s finite-lived intangible assets over the next five years is as follows (dollars in millions):

2016 (remaining nine months)	$159
2017	196
2018	193
2019	181
2020	166
2021	143
Thereafter	21
$1,059

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2016 and December 31, 2015.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the three months ended March 31, 2016 and March 31, 2015.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of March 31, 2016 and December 31, 2015:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,558	$4,556	$4,612	$4,570	$—	$—
Senior Notes	6,894	6,126	7,115	6,298	—	—
Capital Leases and Other	199	199	—	—	199	199
Total Long-term Debt, including the current portion	$11,651	$10,881	$11,727	$10,868	$199	$199

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both March 31, 2016 and December 31, 2015. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $7.1 billion at March 31, 2016 and $6.3 billion at December 31, 2015, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Capital Leases

The fair value of the Company's capital leases was determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(5) Long-Term Debt

    The following table summarizes the Company’s long-term debt (amounts in millions):

	Date of				March 31, 2016	December 31, 2015
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	Aug 2019	Quarterly	LIBOR +3.00%	$815	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	Jan 2020	Quarterly	LIBOR +3.00%	1,796	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	May 2022	Quarterly	LIBOR +2.75%	2,000	2,000
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
7% Senior Notes due 2020 (2)(5)	Aug 2012	Jun 2020	Jun/Dec	7.000%	775	775
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (6)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	—
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases					199	199
Total Debt Obligations					11,800	11,025
Unamortized discounts					(15)	(16)
Unamortized debt issuance costs					(134)	(128)
Current portion of long-term debt					(781)	(15)
Total Long-Term Debt					$10,870	$10,866
(1) The term loans are secured obligations and guaranteed by the Company and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.
(3) The notes were not guaranteed by any of the Company’s subsidiaries.
(4) The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of March 31, 2016 and December 31, 2015. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of March 31, 2016 and December 31, 2015. The Floating Rate Senior Notes due 2018 had an interest rate of 4.101% as of March 31, 2016 and December 31, 2015. The interest rate on the Tranche B-III 2019 Term Loan, and the Tranche B 2020 Term Loan are set with a minimum LIBOR of 1.00%, and the Tranche B-II 2022 Term Loan is set with a minimum LIBOR of 0.75%.
(5) The 7% Senior Notes due 2020 were redeemed on April 21, 2016 as discussed below.
(6) The notes are fully and unconditionally guaranteed on a unsubordinated unsecured basis by the Company.

Senior Secured Term Loans

As of March 31, 2016, Level 3 Financing, Inc., the Company's direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of $815 million Tranche B-III Term Loan due 2019, $1.796 billion Tranche B Term Loan due 2020 and $2 billion Tranche B-II Term Loan due 2022.

Senior Notes

All of the notes pay interest semiannually, and allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days’ prior notice by paying the greater of 101% of the principal amount or a “make-whole” amount, plus accrued interest. In addition, the notes also have a provision that allows for an additional right of optional redemption using cash proceeds received from the sale of equity securities. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

7% Senior Notes due 2020 and 5.25% Senior Notes due 2026

On March 22, 2016, Level 3 Financing issued $775 million in aggregate principal amount of its 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The 5.25% Senior Notes due 2026 are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company. In addition, each of Level 3 Communications, Inc. and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the 5.25% Senior Notes due 2026 at the earliest practicable date and to enter into a guarantee of the 5.25% Senior Notes due 2026 promptly thereafter.

The 5.25% Senior Notes due 2026 were not originally registered under the Securities Act of 1933, as amended. A registration rights agreement with respect to these notes became effective as of March 22, 2016.

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes Due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016 issuance of its 5.25% Senior Notes due 2026. The net proceeds, along with cash on hand totaling $828 million were in Restricted Cash and Securities on the Consolidated Balance Sheet as of March 31, 2016. The Company will recognize a loss on modification and extinguishment of debt of approximately $40 million in Other Expense in the second quarter of 2016 as a result of the redemption of the 7% Senior Notes due 2020.

Capital Leases

As of March 31, 2016, the Company had $199 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The average interest rate on these capital leases approximated 5.8% as of March 31, 2016.

Covenant Compliance

At March 31, 2016 and December 31, 2015, the Company was in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and debt issuance costs) were as follows as of March 31, 2016 (dollars in millions):

2016 (remaining nine months)	$789
2017	7
2018	307
2019	822
2020	1,804
2021	10
Thereafter	8,061
$11,800

(6) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(141)	—	(141)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at March 31, 2015	$(252)	$(36)	$(288)

Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications	48	(2)	46
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Balance at March 31, 2016	$(225)	$(31)	$(256)

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock-based awards for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Outperform Stock Appreciation Rights	$1	$2
Restricted Stock Units	21	11
Performance Restricted Stock Units	14	5
401(k) Match Expense	11	13
	$47	$31

As of March 31, 2016, there were less than 1 million OSOs outstanding, and approximately 5 million total restricted stock and performance restricted stock units outstanding.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock-based compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax expense because these items are associated with the Company's capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to the primary operations of the Company.

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

The following table presents revenue by segment:

	Three Months Ended
(dollars in millions)	March 31, 2016	March 31, 2015
Core Network Services Revenue:
North America	$1,601	$1,535
EMEA	191	207
Latin America	155	185
Total Core Network Services Revenue	1,947	1,927

Wholesale Voice Services Revenue:
North America	99	118
EMEA	3	4
Latin America	2	4
Total Wholesale Voice Services Revenue	104	126

Total Revenue	$2,051	$2,053

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income:

	Three Months Ended
(dollars in millions)	March 31, 2016	March 31, 2015
Adjusted EBITDA:
North America	$812	$740
EMEA	54	56
Latin America	74	80
Unallocated Corporate Expenses	(230)	(241)
Adjusted EBITDA	710	635
Income Tax Expense	(94)	(5)
Total Other Expense	(144)	(189)
Depreciation and Amortization	(301)	(288)
Non-Cash Stock Compensation Attributable to Stock Awards	(47)	(31)
Net Income	$124	$122

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended
(dollars in millions)	March 31, 2016	March 31, 2015
Capital Expenditures:
North America	$195	$167
EMEA	39	28
Latin America	23	28
Unallocated Corporate Capital Expenditures	40	31
Total Capital Expenditures	$297	$254

The following table presents total assets by segment:

(dollars in millions)	March 31, 2016	December 31, 2015
Assets:
North America	$20,940	$19,961
EMEA	1,798	1,796
Latin America	2,173	2,131
Other	128	129
Total Assets	$25,039	$24,017

The changes in the carrying amount of goodwill by segment during the three months ended March 31, 2016 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at December 31, 2015	$7,024	$129	$596	$7,749
Effect of foreign currency rate change	—	(3)	—	(3)
Balance at March 31, 2016	$7,024	$126	$596	$7,746

There were no events or changes in circumstances during the first three months of 2016 that indicated the carrying value of goodwill may not be recoverable.

(9) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $120 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at March 31, 2016. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at March 31, 2016. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in the vast majority of applicable states and the parties are actively engaged in, or have completed, the claims process for those states, including payment of claims. The Company continues to seek approval in the remaining two states.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $31 million at March 31, 2016.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in the Company’s favor on the central issue underlying the assessments.

In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. The Company has appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision.

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, the Company was served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, the Company challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. The Company filed an appeal with the Tribunal in February 2015. In May 2015, the Tribunal notified the Company of its administrative resolution declaring the assessments and corresponding fines null. The time for SUNAT to appeal this resolution has closed. Under local practice, notification of an appeal can take several months. Counsel confirmed in the first quarter of 2016 that SUNAT has not filed an appeal to the resolution. Nevertheless, SUNAT retains the right to reissue the assessments declared null or start a new audit. However, the Company is under no obligation to provide additional information and any fine issued by SUNAT based on the same information that it has already used in the past would be declared null. Accordingly, in March 2016, the Company released an accrual of approximately $15 million for an assessment and associated interest.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $42 million at March 31, 2016.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, the Company released an accrual of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012 and June 2014, the Company received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level and the Company appealed this decision to the second administrative level. During the fourth quarter of 2014, the Company entered into an amnesty with the Rio de Janeiro state tax authorities with respect to potential ICMS liability for the 2008 tax period. As a result, the Company paid $5 million and released an accrual of $3 million of tax corresponding to the ICMS applicable on the provision of Internet access services.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $47 million at March 31, 2016 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2016 and December 31, 2015, Level 3 had outstanding letters of credit or other similar obligations of approximately $48 million and $46 million, respectively, of which $42 million and $43 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$866	$1,219	$(34)	$2,051
Costs and Expense:
Network Access Costs	—	—	320	408	(34)	694
Network Related Expenses	—	—	237	101	—	338
Depreciation and Amortization	—	—	88	213	—	301
Selling, General and Administrative Expenses	1	1	250	104	—	356
Total Costs and Expenses	1	1	895	826	(34)	1,689
Operating Income (Loss)	(1)	(1)	(29)	393	—	362
Other Income (Expense):
Interest Income	—	—	—	1	—	1
Interest expense	(9)	(128)	(1)	3	—	(135)
Interest income (expense) affiliates, net	342	531	(801)	(72)	—	—
Equity in net earnings (losses) of subsidiaries	(212)	(541)	199	—	554	—
Other, net	—	—	2	(12)	—	(10)
Total Other Income (Expense)	121	(138)	(601)	(80)	554	(144)
Income (Loss) before Income Taxes	120	(139)	(630)	313	554	218
Income Tax (Benefit) Expense	4	(73)	(1)	(24)	—	(94)
Net Income (Loss)	124	(212)	(631)	289	554	124
Other Comprehensive Income (Loss), Net of Income Taxes	45	—	—	45	(45)	45
Comprehensive Income (Loss)	$169	$(212)	$(631)	$334	$509	$169

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$818	$1,287	$(52)	$2,053
Costs and Expense:
Network Access Costs	—	—	320	455	(52)	723
Network Related Expenses	—	—	230	126	—	356
Depreciation and Amortization	—	—	74	214	—	288
Selling, General and Administrative Expenses	1	—	247	122	—	370
Total Costs and Expenses	1	—	871	917	(52)	1,737
Operating (Loss) Income	(1)	—	(53)	370	—	316
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(19)	(155)	(1)	(5)	—	(180)
Interest income (expense) affiliates, net	333	501	(766)	(68)	—	—
Equity in net earnings (losses) of subsidiaries	(191)	(536)	177	—	550	—
Other, net	—	—	2	(12)	—	(10)
Total Other Income (Expense)	123	(190)	(588)	(84)	550	(189)
Income (Loss) before Income Taxes	122	(190)	(641)	286	550	127
Income Tax Expense	—	(1)	—	(4)	—	(5)
Net Income (Loss)	122	(191)	(641)	282	550	122
Other Comprehensive Income (Loss), Net of Income Taxes	(141)	—	—	(141)	141	(141)
Comprehensive Income (Loss)	$(19)	$(191)	$(641)	$141	$691	$(19)

Condensed Consolidating Balance Sheets
March 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$886	$100	$—	$1,004
Restricted cash and securities	—	829	1	7	—	837
Receivables, less allowances for doubtful accounts	—	—	48	759	—	807
Due from affiliates	12,778	23,210	—	2,211	(38,199)	—
Other	—	—	86	55	—	141
Total Current Assets	12,790	24,045	1,021	3,132	(38,199)	2,789
Property, Plant, and Equipment, net	—	—	3,528	6,446	—	9,974
Restricted Cash and Securities	27	—	13	1	—	41
Goodwill and Other Intangibles, net	—	—	360	8,460	—	8,820
Investment in Subsidiaries	16,800	17,709	3,730	—	(38,239)	—
Deferred Tax Assets	42	2,775	—	548	—	3,365
Other Assets, net	—	—	12	38	—	50
Total Assets	$29,659	$44,529	$8,664	$18,625	$(76,438)	$25,039

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$2	$297	$381	$—	$680
Current portion of long-term debt	—	766	2	13	—	781
Accrued payroll and employee benefits	—	—	103	43	—	146
Accrued interest	3	120	—	8	—	131
Current portion of deferred revenue	—	—	117	166	—	283
Due to affiliates	—	—	38,199	—	(38,199)	—
Other	—	—	121	45	—	166
Total Current Liabilities	3	888	38,839	656	(38,199)	2,187
Long-Term Debt, less current portion	591	10,094	14	171	—	10,870
Deferred Revenue, less current portion	—	—	708	304	—	1,012
Other Liabilities	15	—	135	478	—	628
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,050	33,547	(31,032)	17,016	(38,239)	10,342
Total Liabilities and Stockholders' Equity (Deficit)	$29,659	$44,529	$8,664	$18,625	$(76,438)	$25,039

Condensed Consolidating Balance Sheets
December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$727	$109	$—	$854
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	47	710	—	757
Due from affiliates	12,415	22,759	—	2,816	(37,990)	—
Other	—	—	56	55	—	111
Total Current Assets	12,427	22,765	831	3,697	(37,990)	1,730
Property, Plant, and Equipment, net	—	—	3,423	6,455	—	9,878
Restricted Cash and Securities	27	—	14	1	—	42
Goodwill and Other Intangibles, net	—	—	363	8,513	—	8,876
Investment in Subsidiaries	16,772	17,714	3,734	—	(38,220)	—
Deferred Tax Assets	38	2,847	—	556	—	3,441
Other Assets, net	—	—	12	38	—	50
Total Assets	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$195	$433	$—	$629
Current portion of long-term debt	—	—	2	13	—	15
Accrued payroll and employee benefits	—	—	186	32	—	218
Accrued interest	11	90	—	7	—	108
Current portion of deferred revenue	—	—	119	148	—	267
Due to affiliates	—	—	37,990	—	(37,990)	—
Other	—	—	115	64	—	179
Total Current Liabilities	11	91	38,607	697	(37,990)	1,416
Long-Term Debt, less current portion	591	10,092	15	168	—	10,866
Deferred Revenue, less current portion	—	—	680	297	—	977
Other Liabilities	15	—	133	484	—	632
Commitments and Contingencies
Stockholders' Equity (Deficit)	28,647	33,143	(31,058)	17,614	(38,220)	10,126
Total Liabilities and Stockholders' Equity (Deficit)	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(17)	$(92)	$130	$489	$—	$510
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(159)	(138)	—	(297)
(Increase) decrease in restricted cash and securities, net	—	(829)	1	—	—	(828)
Net Cash Used in Investing Activities	—	(829)	(158)	(138)	—	(1,125)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	765	—	—	—	765
Payments on and repurchases of long-term debt and capital leases	—	—	—	(1)	—	(1)
Increase (decrease) due from/to affiliates, net	17	156	187	(360)	—	—
Net Cash Provided by (Used in) Financing Activities	17	921	187	(361)	—	764
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	—	—	159	(9)	—	150
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$12	$6	$886	$100	$—	$1,004

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(7)	$(137)	$(82)	$531	$—	$305
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(77)	(177)	—	(254)
Decrease in restricted cash and securities, net	—	—	1	—	—	1
Proceeds from sale of property, plant and equipment and other assets	—	—	—	1	—	1
Net Cash Used in Investing Activities	—	—	(76)	(176)	—	(252)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	492	—	—	—	492
Payments on and repurchases of long-term debt and capital leases	—	—	—	(2)	—	(2)
Increase (decrease) due from/to affiliates, net	14	(355)	692	(351)	—	—
Net Cash Provided by (Used in) Financing Activities	14	137	692	(353)	—	490
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(9)	—	(9)
Net Change in Cash and Cash Equivalents	7	—	534	(7)	—	534
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$14	$5	$841	$254	$—	$1,114

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) Consolidated Financial Statements (including the notes thereto), included elsewhere herein and the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

As of September 30, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in that subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million to adjust the Venezuelan subsidiary's assets and liabilities to estimated fair value in the third quarter of 2015. The Company's financial results do not include the operating results of its Venezuelan subsidiary subsequent to September 30, 2015. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying unaudited interim Consolidated Financial Statements and additional discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Venezuela Effects" in Results of Operations.

The Company pursues the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in its Form 10-K for the year ended December 31, 2015. In particular, with respect to strategic financial objectives, the Company focuses its attention on the following:

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

Total revenue consists of:

•	Core Network Services revenue from colocation and data center services; transport and fiber; Internet Protocol ("IP") and data services; and local and enterprise voice services.

•	Wholesale Voice Services revenue from sales of long distance voice services to wholesale customers

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

Wholesale Voice Services

The Company offers wholesale voice services that target large and existing markets. The revenue potential for wholesale voice services is large; however, pricing is expected to continue to decline over time as a result of low-cost IP and optical-based technologies. In addition, the market for wholesale voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

For a detailed description of the Company's broad range of communications services, please see Item 1. "Business - Our Service Offerings" of the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

The Company's historical experience with quarterly fluctuations may not necessarily be indicative of future results. Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnection may also affect the Company's results in a particular quarter, with disconnection early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's profitability and other financial results and may not be indicative of future financial performance.The Company also establishes appropriate accruals for disputes of incorrect network access cost billings from its suppliers of network services, which may include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. The network access costs accruals for disputed supplier billings are based on an analysis of the Company's historical experience in resolving disputes with its suppliers and regulatory analysis regarding certain specific supplier billing matters. The timing and ultimate outcome of the dispute resolution process could differ from the Company's initial estimates and these differences could be material.

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

The Company has historically provided a valuation allowance to reduce its U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized; however, in the fourth quarter 2015, the Company released the majority of its valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future earnings. Given the Company’s current level of pre-tax income, and assuming the Company maintains this current level of pre-tax income at a minimum, the Company expects to generate income before taxes in the United States in future periods at a level that would fully utilize its U.S. federal and the majority of its state net operating loss carryforward balances. The Company continues to maintain a valuation allowance of approximately $1 billion as of March 31, 2016, against net deferred tax assets, primarily in non-U.S. and certain of its state jurisdictions where it does not currently believe that the realization of its deferred tax assets is more likely than not.

The Company evaluates its deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, the Company relies on its recent history of pre-tax earnings. The Company's material assumptions are its forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.
The Company had a valuation allowance on many of its non-U.S. jurisdictions as of March 31, 2016. The Company monitors its cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of its valuation allowance. As the Company expects to generate income before taxes in certain of its non-U.S. jurisdictions in future periods and based on the anticipated level of future profitability, it is reasonably possible that it could release a relatively insignificant portion of the valuation allowance related to certain of its non-U.S. deferred tax assets in the remaining nine months of 2016.
Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2015 for a description of the Company's critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2016 vs. 2015

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change %
Revenue	$2,051	$2,053	—%
Network Access Costs	694	723	(4)%
Network Related Expenses	338	356	(5)%
Depreciation and Amortization	301	288	5%
Selling, General and Administrative Expenses	356	370	(4)%
Total Costs and Expenses	1,689	1,737	(3)%
Operating Income	362	316	15%
Other Income (Expense):
Interest Income	1	1	—%
Interest expense	(135)	(180)	(25)%
Other, net	(10)	(10)	—%
Total Other Expense	(144)	(189)	(24)%
Income Before Income Taxes	218	127	72%
Income Tax Expense	(94)	(5)	NM
Net Income	$124	$122	2%

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$434	$438	(1)%
North America - Enterprise Channel	1,167	1,097	6%
EMEA - Wholesale Channel	65	71	(8)%
EMEA - Enterprise Channel	126	136	(7)%
Latin America - Wholesale Channel	39	48	(19)%
Latin America - Enterprise Channel	116	137	(15)%
Total Core Network Services Revenue	1,947	1,927	1%
Wholesale Voice Services Revenue	104	126	(17)%
Total Revenue	$2,051	$2,053	—%

Revenue by Service and Product Offering:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$147	$155	(5)%
Transport and Fiber	579	591	(2)%
IP and Data Services	918	883	4%
Voice Services (Local and Enterprise)	303	298	2%
Total Core Network Services Revenue	1,947	1,927	1%
Wholesale Voice Services Revenue	104	126	(17)%
Total Revenue	$2,051	$2,053	—%

Revenue remained essentially flat at $2.051 billion in the three months ended March 31, 2016 compared to $2.053 billion in the same period of 2015. Core Network Services revenue increased $20 million, consisting of a $39 million increase in enterprise channel revenue, partially offset by a $19 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $70 million in North America, primarily due to growth in services provided to enterprise customers, partially offset by declines of $21 million in Latin America, primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $18 million and the strengthening of the U.S. dollar against local currencies in the first quarter of 2016 compared to the exchange rates in the first quarter of 2015. Enterprise channel revenue in EMEA decreased $10 million primarily due to decreased U.K. Government revenue, and the strengthening of the U.S. dollar against local currencies in the first quarter of 2016 compared to the exchange rates in the first quarter of 2015.

Wholesale channel revenue decreased $9 million in Latin America primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $5 million and the strengthening of the U.S. dollar against local currencies in the first quarter of 2016 compared to the exchange rates in the first quarter of 2015. EMEA wholesale channel revenue decreased $6 million, primarily due to certain large disconnects.

From a service and product offering perspective, the Company continued to grow its IP and data services by $35 million, during the three months ended March 31, 2016 compared to the same period of 2015, driven primarily by end user customer demand for VPN and bandwidth in the enterprise channel. Transport and Fiber revenue declined $12 million driven by Private Line, partially offset by increases in Wavelengths and Dark Fiber. Colocation and Datacenter Services declined $8 million, primarily due to a reduction in the services provided to North America customers, and the effect of the strengthening of the U.S. dollar against local currencies in the first quarter of 2016 compared to the exchange rates in the first quarter of 2015 in EMEA and Latin America.

Wholesale Voice Services revenue decreased by a total of $22 million in North America, EMEA and Latin America in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to competitive pressures and the Company's focus on maintaining or growing Wholesale Voice Services profitability.

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

Network Access Costs as a percentage of total revenue was 34% in the three months ended March 31, 2016 compared to 35% in the same period of 2015. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs.

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

Network Related Expenses decreased to $338 million from $356 million in the three months ended March 31, 2016 and 2015, respectively. The decrease was primarily related to decreased employee-related expenses of $12 million and facilities-based expenses of $5 million as the Company continued to integrate previous acquisitions by optimizing its workforce and facilities for the three months ended March 31, 2016 compared to the same period in the prior year.

Depreciation and Amortization increased 5% to $301 million in the three months ended March 31, 2016 from $288 million in the same period of 2015. The increase is primarily attributable to $17 million of depreciation and amortization charges associated with capital expenditures in 2015 and the first quarter of 2016, net of fully depreciated assets, partially offset by $4 million of foreign currency exchange rate changes in EMEA and Latin America.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses decreased 4% to $356 million in the three months ended March 31, 2016 compared to $370 million in the same period of 2015. The decrease was primarily related to decreased employee-related expenses of $10 million and facilities-based expenses of $5 million as the Company continued to integrate previous acquisitions by optimizing its workforce and facilities. In the three months ended March 31, 2016, the Company also released an accrual of an assessment of $8 million and associated interest of $7 million corresponding to Peruvian tax litigation. See Note 9 — Commitments, Contingencies and Other Items in the Notes to Consolidated Financial Statements for additional information. These decreases were partially offset by an increase in non-cash stock-based compensation of $14 million for the three months ended March 31, 2016 compared to the same period in 2015.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, for the three months ended March 31, 2016 and 2015 was $47 million and $31 million, respectively, related to outperform stock appreciation rights ("OSO"), performance restricted stock units ("PRSU"), restricted stock units, and shares issued for the Company’s matching contribution to its 401(k) plan. The increase in the first quarter of 2016 compared to the same period of 2015 was primarily related to additional grants of restricted stock units and PRSUs in April and July of 2015, partially offset by a reduction in OSOs as these awards become fully vested in 2016 and no further OSO grants are anticipated, and a reduction in expense relating to the matching contribution to the 401(k) plan. Approximately $40 million and $26 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended March 31, 2016 and 2015, respectively. Approximately

$7 million and $5 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended March 31, 2016 and 2015, respectively.

Adjusted EBITDA, as defined by the Company, is net income from the Consolidated Statements of Income before (1) income tax expense, (2) total other expense, (3) non-cash impairment charges included within network related expenses and selling, general and administrative expenses, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within network related expenses and selling, general and administrative expenses.

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

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax expense because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments, which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other expense because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax expense, depreciation and amortization expense, non-cash impairment charges, non-cash stock compensation expense and net other expense. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by the Company along with Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net Income	$124	$122
Income Tax Expense	94	5
Total Other Expense	144	189
Depreciation and Amortization	301	288
Non-Cash Stock Compensation Attributable to Stock Awards	47	31
Adjusted EBITDA	$710	$635

North America	$812	$740
EMEA	54	56
Latin America	74	80
Unallocated Corporate Expenses	(230)	(241)
Adjusted EBITDA	$710	$635

Adjusted EBITDA was $710 million in the three months ended March 31, 2016 compared to $635 million in the same period of 2015. The increase in Adjusted EBITDA is attributable to growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs as a percentage of revenue and lower network related and SG&A Expenses, partially offset by the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary. See Note 8 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased $72 million in the North America region in the three months ended March 31, 2016, compared to 2015 primarily due to $66 million increase in Core Network Services revenue and initiatives resulting in reduced fixed and variable network access costs.

Adjusted EBITDA remained essentially flat in the EMEA region in the three months ended March 31, 2016, compared to 2015 as a result of initiatives that reduced fixed and variable network access costs, which were offset by the $16 million decrease in Core Network Services revenue and the effect of the stronger U.S. dollar against European currencies.

Adjusted EBITDA decreased $6 million in the Latin American region in the three months ended March 31, 2016, compared to 2015, primarily as a result of the $15 million decrease due to the deconsolidation of the Company's Venezuelan subsidiary on September 30, 2015, and the effect of the stronger U.S. dollar against Latin American currencies. Adjusted EBITDA for the three months ended March 31, 2016 was negatively affected by approximately 1% versus the comparable prior period, as a result of the changes in foreign currency rates. These decreases were partially offset by initiatives that reduced fixed and variable network access costs.

Interest Expense decreased 25% to $135 million in the three months ended March 31, 2016 from $180 million in the same period of 2015. Interest expense decreased by $45 million primarily due to a lower weighted average interest cost of debt of 4.9% at March 31, 2016 compared to 5.9% at March 31, 2015 due to refinancing activities in 2015.

The Company expects annual interest expense in 2016 of approximately $555 million.

Loss on Modification and Extinguishment of Debt
In the second quarter of 2016, the Company anticipates recording a charge of approximately $40 million related to its April 2016 redemption of the 7% Senior Notes due 2020.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net remained flat at $10 million of expense in the three months ended March 31, 2016 compared to $10 million of expense in the same period of 2015. The Other, net expense in both the three months ended March 31, 2016 and 2015 was primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $94 million in the three months ended March 31, 2016 compared to $5 million in the same period of 2015. Income tax expense in the three months ended March 31, 2016 consists of $9 million of taxes in non-U.S. jurisdictions and $85 million of deferred tax expense primarily due to utilization of the Company's U.S. federal net operating loss carryforwards. The Company's effective tax rate is higher than the statutory rate due to limitations on certain deductions, not being able to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions and other discrete items. The income tax expense in the three months ended March 31, 2015 is primarily related to taxes in non-U.S. jurisdictions.

The Company incurs tax expense attributable to income in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties in income tax expense related to uncertain tax benefits. The Company's effective tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, its ability to utilize foreign tax credits, changes in tax laws, its valuation allowance, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Venezuela Effects

Effective September 30, 2015, the Company deconsolidated its Venezuelan subsidiary from its consolidated financial statements. Despite the Company's deconsolidation of its Venezuelan subsidiary, the Company continues to wholly own its Venezuelan subsidiary, operate in the region and remain committed to serving its Venezuelan customers.

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary effective as of September 30, 2015 and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary. The factors that led to the Company's conclusions at the end of the third quarter 2015 continued to exist through the end of the first quarter 2016. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash in U.S. dollars. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed, the Company would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting its results of operations. Please see Note 1 to the accompanying Consolidated Financial Statements. Prior to the deconsolidation, the Company's operations in Venezuela accounted for approximately 1% of consolidated total revenue for the nine months ended September 30, 2015 and approximately 3% of consolidated operating income for the same period.

Financial Condition— For the Three Months Ended March 31, 2016 and 2015

Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$510	$305	$205
Net Cash Used in Investing Activities	(1,125)	(252)	(873)
Net Cash Provided by Financing Activities	764	490	274
Effect of Exchange Rates on Cash and Cash Equivalents	1	(9)	10
Net Change in Cash and Cash Equivalents	$150	$534	$(384)

Operating Activities

Cash provided by operating activities was $510 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $305 million in the same period of 2015. The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital, decreased total operating costs and expenses, and reduced cash interest paid. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses, and capital expenditures.

Investing Activities

Cash used in investing activities increased in the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of $828 million increase in restricted cash, net, resulting from the March 22, 2016 issuance of $775 million in aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The net proceeds from the offering of the 5.25% Senior Notes due 2026, together with cash on hand, was used to redeem all $775 million aggregate principal amount of Level 3 Financing’s 7% Senior Notes due 2020 in April 2016, and was restricted from use at March 31, 2016. In addition, capital expenditures totaled $297 million in the three months ended March 31, 2016 and $254 million in the same period of 2015.

Financing Activities

Cash provided by financing activities of $764 million in the three months ended March 31, 2016, increased compared to $490 million provided by financing activities in the same period of 2015. See Note 5 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during the first quarter of 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2016 and 2015 was an increase in cash of $1 million and a reduction in cash of $9 million, respectively. The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2016 and 2015 was primarily due to the fluctuations of the U.S. dollar against currencies in EMEA and Latin America.

Liquidity and Capital Resources

The Company had $1,004 million of cash and cash equivalents on hand at March 31, 2016. The Company also had $878 million of current and non-current restricted cash and securities at March 31, 2016, a majority of that was used to redeem all $775 million aggregate principal amount of Level 3 Financing’s 7% Senior Notes due 2020 in April 2016. The remainder of the current and non-current restricted cash and securities is used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits.

Free Cash Flow is defined by the Company as net cash provided by operating activities less capital expenditures as disclosed in the Consolidated Statements of Cash Flows. Management believes that Free Cash Flow is a relevant metric to provide to investors, as it is an indicator of the company’s ability to generate cash to service its debt. Free Cash Flow excludes cash used for acquisitions, principal repayments and the impact of exchange rate changes on cash and cash equivalents balances.

There are material limitations to using Free Cash Flow to measure the Company’s performance as it excludes certain material items such as principal payments on and repurchases of long-term debt and cash used to fund acquisitions. Comparisons of Level 3’s Free Cash Flow to that of some of its competitors may be of limited usefulness since Level 3 does not currently pay a significant amount of income taxes due to net operating losses, and therefore, generates higher cash flow than a comparable business that does pay income taxes. Additionally, this financial measure is subject to variability quarter over quarter as a result of the timing of payments related to interest expense, receivables and accounts payable and capital expenditures. Free Cash Flow should not be used as a substitute for net change in cash and cash equivalents on the Consolidated Statements of Cash Flows.

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by the Company:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$510	$305	$205
Capital Expenditures	(297)	(254)	(43)
Free Cash Flow	$213	$51	$162

Free Cash Flow was $213 million for the three months ended March 31, 2016 compared to $51 million for the same period of 2015, reflecting a $162 million improvement driven by $205 million of higher cash provided by operating activities offset by $43 million of higher spending on capital expenditures in the first quarter of 2016. For the full year 2016, the Company expects to generate Free Cash Flow of $1.0 to $1.1 billion.

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

Net cash interest payments are expected to decrease to approximately $510 million in 2016 from $668 million in 2015 based on current interest rates on the Company's debt outstanding as of March 31, 2016.

As of March 31, 2016, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance, debt issuance costs, and fair value adjustments, of $789 million that mature in the remaining nine months of 2016, $7 million in 2017 and $307 million in 2018.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the United States any of its foreign cash and cash equivalents from operating entities outside of Latin America. The Company has no material restrictions on its ability to repatriate to the United States foreign cash and cash equivalents. The Company had approximately $40 million of non-U.S. denominated cash and cash equivalents at March 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of March 31, 2016, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts and debt issuance costs) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at March 31, 2016 was approximately 3.8%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market LIBOR rate for the senior secured credit facility was approximately 0.63% at March 31, 2016, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest expense on all of its variable rate instruments by approximately $38 million as of March 31, 2016.

At March 31, 2016, the Company had $6.9 billion (excluding discounts and debt issuance costs) of fixed rate debt bearing a weighted average interest rate of 5.7%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 9 — Commitments, Contingencies and Other Items, to our Consolidated Financial Statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2015, which could materially affect Level 3’s business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2015 have not materially changed.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
3.1	Amended and Restated By-Laws of Level 3 Communications, Inc., effective as of February 24, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 1, 2016).
4.1
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 8, 2016).

4.2
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 8, 2016).

4.3
Indenture, dated as of March 22, 2016, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 22, 2016).

4.4
Registration Agreement, dated as of March 22, 2016, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J. P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s 5.25% Senior Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 22, 2016).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	May 6, 2016	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer