Form 10-Q
period 2016-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2016-08-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 3, 2016:

Common Stock: 359,525,110 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2016	2015	2016	2015

Revenue	$2,056	$2,061	$4,107	$4,114
Costs and Expenses:
Network access costs	676	696	1,370	1,419
Network related expenses	339	363	677	719
Depreciation and amortization	310	288	611	576
Selling, general and administrative expenses	357	364	713	734
Total Costs and Expenses	1,682	1,711	3,371	3,448
Operating Income	374	350	736	666
Other Income (Expense):
Interest income	1	—	2	1
Interest expense	(140)	(165)	(275)	(345)
Loss on modification and extinguishment of debt	(40)	(163)	(40)	(163)
Other, net	(5)	(17)	(15)	(27)
Total Other Expense	(184)	(345)	(328)	(534)
Income Before Income Taxes	190	5	408	132
Income Tax Expense	(41)	(18)	(135)	(23)
Net Income (Loss)	$149	$(13)	$273	$109

Basic Earnings (Loss) per Common Share
Net Income (Loss) Per Share	$0.42	$(0.04)	$0.77	$0.31
Weighted-Average Shares Outstanding (in thousands)	357,924	354,471	357,355	350,693

Diluted Earnings (Loss) per Common Share
Net Income (Loss) Per Share	$0.41	$(0.04)	$0.76	$0.31
Weighted-Average Shares Outstanding (in thousands)	360,867	354,471	360,415	354,325

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2016	2015	2016	2015
Net Income (Loss)	$149	$(13)	$273	$109
Other Comprehensive Income (Loss) net of Tax:
Foreign currency translation adjustments, net of tax effect of $16, $0, $24 and $0	(24)	84	24	(57)
Defined benefit pension plan adjustments, net of tax effect of $1, $0, ($1) and $0	2	1	(1)	1
Other Comprehensive Income (Loss), net of Tax	(22)	85	23	(56)
Comprehensive Income	$127	$72	$296	$53

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except per share data)	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$1,291	$854
Restricted cash and securities	8	8
Receivables, less allowances for doubtful accounts of $33 and $32, respectively	839	757
Other	140	111
Total Current Assets	2,278	1,730
Property, Plant and Equipment, net of accumulated depreciation of $10,826 and $10,365, respectively	10,073	9,878
Restricted Cash and Securities	31	42
Goodwill	7,739	7,749
Other Intangibles, net	1,020	1,127
Deferred Tax Assets	3,343	3,441
Other Assets, net	50	50
Total Assets	$24,534	$24,017
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$762	$629
Current portion of long-term debt	7	15
Accrued payroll and employee benefits	160	218
Accrued interest	131	108
Current portion of deferred revenue	268	267
Other	171	179
Total Current Liabilities	1,499	1,416
Long-Term Debt, less current portion	10,871	10,866
Deferred Revenue, less current portion	1,027	977
Other Liabilities	637	632
Total Liabilities	14,034	13,891
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 358,039,014 issued and outstanding at June 30, 2016 and 356,374,473 issued and outstanding at December 31, 2015	4	4
Additional paid-in capital	19,720	19,642
Accumulated other comprehensive loss	(278)	(301)
Accumulated deficit	(8,946)	(9,219)
Total Stockholders’ Equity	10,500	10,126
Total Liabilities and Stockholders’ Equity	$24,534	$24,017

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$273	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	576
Non-cash compensation expense attributable to stock awards	78	58
Loss on modification and extinguishment of debt	40	163
Accretion of debt discount and amortization of debt issuance costs	10	13
Accrued interest on long-term debt, net	23	(40)
Deferred income taxes	111	(10)
(Gain) Loss on sale of property, plant and equipment and other assets	(1)	1
Other, net	(3)	30
Changes in working capital items:
Receivables	(69)	(32)
Other current assets	(40)	(36)
Accounts payable	132	(22)
Deferred revenue	42	(4)
Other current liabilities	(66)	(82)
Net Cash Provided by Operating Activities	1,141	724
Cash Flows from Investing Activities:
Capital expenditures	(664)	(571)
Change in restricted cash and securities, net	11	(24)
Proceeds from sale of property, plant and equipment and other assets	1	2
Net Cash Used in Investing Activities	(652)	(593)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	764	3,948
Payments on and repurchases of long-term debt and capital leases	(816)	(4,098)
Net Cash Used in Financing Activities	(52)	(150)
Effect of Exchange Rates on Cash and Cash Equivalents	—	(12)
Net Change in Cash and Cash Equivalents	437	(31)
Cash and Cash Equivalents at Beginning of Period	854	580
Cash and Cash Equivalents at End of Period	$1,291	$549

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$245	$366
Income taxes paid, net of refunds	$18	$29
Non-cash Financing Activities:
Capital lease obligations incurred	$—	$6
Long-term debt conversion into equity	$—	$333
Accrued interest conversion into equity	$—	$10

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

Prior to October 1, 2015, the Company included the results of its wholly owned Venezuelan subsidiary in its Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan subsidiary was in the Latin America segment and had total revenue of $24 million and $47 million, with Adjusted EBITDA of $15 million and $30 million, for the three and six months ended June 30, 2015, respectively. For more information on the Company's segments and non-GAAP measures see Note 8 - Segment Information.
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the Company's ability to make key operational decisions for its Venezuelan operations. This lack of exchangeability into U.S. dollars and the degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own its Venezuelan subsidiary, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary on September 30, 2015, and began accounting for its variable interest investment in its Venezuelan operations using the cost method of accounting. The factors that led to the Company's conclusions at the end of the third quarter of 2015 continued to exist through the end of the second quarter of 2016. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash in U.S. dollars. Prior period results have not been adjusted to reflect the deconsolidation of the Company's Venezuelan subsidiary.
The accompanying Consolidated Balance Sheet as of December 31, 2015, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect of the adoption of this standard as early as the third quarter of 2016, and estimates this adoption would reduce income tax expense by a range of $18 million to $24 million and would lower the Company's effective income tax rate for the year ended 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ASC Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The effect of approximately 3 million total outperform stock appreciation rights ("OSOs"), restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") outstanding at June 30, 2016 has been included in the computation of diluted earnings per share for the three and six months ended June 30, 2016. The effect of approximately 4 million total OSOs and RSUs outstanding at June 30, 2015 has not been included in the computation of diluted earnings per share for the three months ended June 30, 2015 because their inclusion would have been anti-dilutive to the computation but have been included in the computation of diluted earnings per share for the six months ended June 30, 2015. PRSUs were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period.

(3) Other Intangible Assets

Other intangible assets as of June 30, 2016 and December 31, 2015 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,974	$(1,023)	$951
Trademarks	55	(55)	—
Patents and Developed Technology	230	(176)	54
	2,259	(1,254)	1,005
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,274	$(1,254)	$1,020
December 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(932)	$1,043
Trademarks	55	(55)	—
Patents and Developed Technology	230	(161)	69
	2,260	(1,148)	1,112
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,148)	$1,127

Finite-lived intangible asset amortization expense was $53 million and $106 million for the three and six months ended June 30, 2016 and $58 million and $114 million for the three and six months ended June 30, 2015.

At June 30, 2016, the weighted average remaining useful lives of the Company's finite-lived intangible assets was 5.3 years in total; 5.4 years for customer contracts and relationships, and 3.0 years for patents and developed technology.

As of June 30, 2016, estimated amortization expense for the Company’s finite-lived intangible assets over the next five years is as follows (dollars in millions):

2016 (remaining six months)	$105
2017	196
2018	193
2019	181
2020	166
2021	143
Thereafter	21
$1,005

(4) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2016 and December 31, 2015.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the six months ended June 30, 2016 and June 30, 2015.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of June 30, 2016 and December 31, 2015:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,562	$4,556	$4,606	$4,570	$—	$—
Senior Notes	6,129	6,126	6,240	6,298	—	—
Capital Leases and Other	187	199	—	—	187	199
Total Long-term Debt, including the current portion	$10,878	$10,881	$10,846	$10,868	$187	$199

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both June 30, 2016 and December 31, 2015. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.2 billion at June 30, 2016 and $6.3 billion at December 31, 2015, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Capital Leases

The fair value of the Company's capital leases was determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(5) Long-Term Debt

    The following table summarizes the Company’s long-term debt (amounts in millions):

	Date of				June 30, 2016	December 31, 2015
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	Aug 2019	Quarterly	LIBOR +3.00%	$815	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	Jan 2020	Quarterly	LIBOR +3.00%	1,796	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	May 2022	Quarterly	LIBOR +2.75%	2,000	2,000
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
7% Senior Notes due 2020 (2)	Aug 2012	Jun 2020	Jun/Dec	7.000%	—	775
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (5)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	—
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases					187	199
Total Debt Obligations					11,013	11,025
Unamortized discounts					(14)	(16)
Unamortized debt issuance costs					(121)	(128)
Current portion of long-term debt					(7)	(15)
Total Long-Term Debt					$10,871	$10,866
(1) The term loans are secured obligations and guaranteed by the Company and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by the Company and Level 3 Communications, LLC.
(3) The notes were not guaranteed by any of the Company’s subsidiaries.
(4) The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of June 30, 2016 and December 31, 2015. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of June 30, 2016 and December 31, 2015. The Floating Rate Senior Notes due 2018 had an interest rate of 4.407% as of June 30, 2016 and 4.101% as of December 31, 2015. The interest rate on the Tranche B-III 2019 Term Loan, and the Tranche B 2020 Term Loan are set with a minimum LIBOR of 1.00%, and the Tranche B-II 2022 Term Loan is set with a minimum LIBOR of 0.75%.
(5) The notes are fully and unconditionally guaranteed on a unsubordinated unsecured basis by the Company.

Senior Secured Term Loans

As of June 30, 2016, Level 3 Financing, Inc., the Company's direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of $815 million Tranche B-III Term Loan due 2019, $1.796 billion Tranche B Term Loan due 2020 and $2 billion Tranche B-II Term Loan due 2022.

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

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes Due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016 issuance of its 5.25% Senior Notes due 2026. The Company recognized a loss on modification and extinguishment of debt of approximately $40 million in Other Expense in the second quarter of 2016 as a result of the redemption of the 7% Senior Notes due 2020.

Capital Leases

As of June 30, 2016, the Company had $187 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The average interest rate on these capital leases approximated 5.8% as of June 30, 2016.

Covenant Compliance

At June 30, 2016 and December 31, 2015, the Company was in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and debt issuance costs) were as follows as of June 30, 2016 (dollars in millions):

2016 (remaining six months)	$5
2017	7
2018	307
2019	822
2020	1,803
2021	650
Thereafter	7,419
$11,013

(6) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(57)	—	(57)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at June 30, 2015	$(168)	$(35)	$(203)

Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications	24	(1)	23
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at June 30, 2016	$(249)	$(29)	$(278)

(7) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock-based awards for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outperform Stock Appreciation Rights	$1	$1	$2	$3
Restricted Stock Units	13	11	34	22
Performance Restricted Stock Units	10	8	24	13
401(k) Match Expense	8	7	19	20
	32	27	79	58
Capitalized Non-Cash Compensation	(1)	—	(1)	—
	$31	$27	$78	$58

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

As of June 30, 2016, there were less than 1 million OSOs outstanding, and approximately 5 million total restricted stock and performance restricted stock units outstanding.

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

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income (loss) from the Consolidated Statements of Operations before (1) income tax expense, (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Core Network Services Revenue:
North America	$1,605	$1,550	$3,206	$3,085
EMEA	191	205	382	412
Latin America	160	187	315	372
Total Core Network Services Revenue	1,956	1,942	3,903	3,869

Wholesale Voice Services Revenue:
North America	95	114	194	232
EMEA	3	3	6	7
Latin America	2	2	4	6
Total Wholesale Voice Services Revenue	100	119	204	245

Total Revenue	$2,056	$2,061	$4,107	$4,114

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Adjusted EBITDA:
North America	$819	$767	$1,631	$1,507
EMEA	52	57	106	113
Latin America	64	79	138	159
Unallocated Corporate Expenses	(220)	(238)	(450)	(479)
Adjusted EBITDA	715	665	1,425	1,300
Income Tax Expense	(41)	(18)	(135)	(23)
Total Other Expense	(184)	(345)	(328)	(534)
Depreciation and Amortization	(310)	(288)	(611)	(576)
Non-Cash Stock Compensation Attributable to Stock Awards	(31)	(27)	(78)	(58)
Net Income (Loss)	$149	$(13)	$273	$109

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Capital Expenditures:
North America	$237	$191	$432	$358
EMEA	40	45	79	73
Latin America	51	46	74	74
Unallocated Corporate Capital Expenditures	39	35	79	66
Total Capital Expenditures	$367	$317	$664	$571

The following table presents total assets by segment:

(dollars in millions)	June 30, 2016	December 31, 2015
Assets:
North America	$20,410	$19,961
EMEA	1,785	1,796
Latin America	2,212	2,131
Other	127	129
Total Assets	$24,534	$24,017

The changes in the carrying amount of goodwill by segment during the six months ended June 30, 2016 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at December 31, 2015	$7,024	$129	$596	$7,749
Effect of foreign currency rate change	—	(10)	—	(10)
Balance at June 30, 2016	$7,024	$119	$596	$7,739

There were no events or changes in circumstances during the first half of 2016 that indicated the carrying value of goodwill may not be recoverable.

(9) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $119 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at June 30, 2016. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at June 30, 2016. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $30 million at June 30, 2016.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in the Company’s favor on the central issue underlying the assessments. SUNAT has appealed the court's decision to the next judicial level.

In October 2013, the Tribunal notified the Company of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. The Company appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $29 million at June 30, 2016.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of the Company's Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, the Company released an accrual of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. The Company has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and the Company has appealed those decisions to the judicial courts. In October 2012 and June 2014, the Company received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level and the Company appealed this decision to the second administrative level. During the fourth quarter of 2014, the Company entered into an amnesty with the Rio de Janeiro state tax authorities with respect to potential ICMS liability for the 2008 tax period. As a result, the Company paid $5 million and released an accrual of $3 million of tax corresponding to the ICMS applicable on the provision of Internet access services in the fourth quarter of 2014.

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $55 million at June 30, 2016 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2016 and December 31, 2015, Level 3 had outstanding letters of credit or other similar obligations of approximately $40 million and $46 million, respectively, of which $34 million and $43 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$879	$1,211	$(34)	$2,056
Costs and Expense:
Network Access Costs	—	—	315	395	(34)	676
Network Related Expenses	—	—	237	102	—	339
Depreciation and Amortization	—	—	92	218	—	310
Selling, General and Administrative Expenses	1	2	263	91	—	357
Total Costs and Expenses	1	2	907	806	(34)	1,682
Operating Income (Loss)	(1)	(2)	(28)	405	—	374
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(9)	(128)	—	(3)	—	(140)
Interest income (expense) affiliates, net	343	528	(802)	(69)	—	—
Equity in net earnings (losses) of subsidiaries	(187)	(489)	201	—	475	—
Other, net	—	(39)	1	(7)	—	(45)
Total Other Income (Expense)	147	(128)	(599)	(79)	475	(184)
Income (Loss) before Income Taxes	146	(130)	(627)	326	475	190
Income Tax Benefit (Expense)	3	(57)	(1)	14	—	(41)
Net Income (Loss)	149	(187)	(628)	340	475	149
Other Comprehensive Income (Loss), Net of Income Taxes	(22)	—	—	(22)	22	(22)
Comprehensive Income (Loss)	$127	$(187)	$(628)	$318	$497	$127

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,745	$2,430	$(68)	$4,107
Costs and Expense:
Network Access Costs	—	—	635	803	(68)	1,370
Network Related Expenses	—	—	474	203	—	677
Depreciation and Amortization	—	—	180	431	—	611
Selling, General and Administrative Expenses	2	3	513	195	—	713
Total Costs and Expenses	2	3	1,802	1,632	(68)	3,371
Operating Income (Loss)	(2)	(3)	(57)	798	—	736
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(18)	(256)	(1)	—	—	(275)
Interest income (expense) affiliates, net	685	1,059	(1,603)	(141)	—	—
Equity in net earnings (losses) of subsidiaries	(399)	(1,030)	400	—	1,029	—
Other, net	—	(39)	3	(19)	—	(55)
Total Other Income (Expense)	268	(266)	(1,200)	(159)	1,029	(328)
Income (Loss) before Income Taxes	266	(269)	(1,257)	639	1,029	408
Income Tax Benefit (Expense)	7	(130)	(2)	(10)	—	(135)
Net Income (Loss)	273	(399)	(1,259)	629	1,029	273
Other Comprehensive Income (Loss), Net of Income Taxes	23	—	—	23	(23)	23
Comprehensive Income (Loss)	$296	$(399)	$(1,259)	$652	$1,006	$296

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$832	$1,274	$(45)	$2,061
Costs and Expense:
Network Access Costs	—	—	299	442	(45)	696
Network Related Expenses	—	—	231	132	—	363
Depreciation and Amortization	—	—	75	213	—	288
Selling, General and Administrative Expenses	1	—	268	95	—	364
Total Costs and Expenses	1	—	873	882	(45)	1,711
Operating (Loss) Income	(1)	—	(41)	392	—	350
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(14)	(146)	(1)	(4)	—	(165)
Interest income (expense) affiliates, net	331	496	(769)	(58)	—	—
Equity in net earnings (losses) of subsidiaries	(311)	(516)	183	—	644	—
Other, net	(18)	(145)	(3)	(14)	—	(180)
Total Other Income (Expense)	(12)	(311)	(590)	(76)	644	(345)
Income (Loss) before Income Taxes	(13)	(311)	(631)	316	644	5
Income Tax Expense	—	—	—	(18)	—	(18)
Net Income (Loss)	(13)	(311)	(631)	298	644	(13)
Other Comprehensive Income (Loss), Net of Income Taxes	85	—	—	85	(85)	85
Comprehensive Income (Loss)	$72	$(311)	$(631)	$383	$559	$72

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,650	$2,561	$(97)	$4,114
Costs and Expense:
Network Access Costs	—	—	619	897	(97)	1,419
Network Related Expenses	—	—	461	258	—	719
Depreciation and Amortization	—	—	149	427	—	576
Selling, General and Administrative Expenses	2	—	515	217	—	734
Total Costs and Expenses	2	—	1,744	1,799	(97)	3,448
Operating (Loss) Income	(2)	—	(94)	762	—	666
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(33)	(301)	(2)	(9)	—	(345)
Interest income (expense) affiliates, net	664	997	(1,535)	(126)	—	—
Equity in net earnings (losses) of subsidiaries	(502)	(1,052)	360	—	1,194	—
Other, net	(18)	(145)	(1)	(26)	—	(190)
Total Other Income (Expense)	111	(501)	(1,178)	(160)	1,194	(534)
Income (Loss) before Income Taxes	109	(501)	(1,272)	602	1,194	132
Income Tax Expense	—	(1)	—	(22)	—	(23)
Net Income (Loss)	109	(502)	(1,272)	580	1,194	109
Other Comprehensive Income (Loss), Net of Income Taxes	(56)	—	—	(56)	56	(56)
Comprehensive Income (Loss)	$53	$(502)	$(1,272)	$524	$1,250	$53

Condensed Consolidating Balance Sheets
June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$11	$6	$1,202	$72	$—	$1,291
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	81	758	—	839
Due from affiliates	13,140	23,715	—	2,565	(39,420)	—
Other	—	—	90	50	—	140
Total Current Assets	13,151	23,721	1,374	3,452	(39,420)	2,278
Property, Plant, and Equipment, net	—	—	3,645	6,428	—	10,073
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	358	8,401	—	8,759
Investment in Subsidiaries	16,816	17,713	3,730	—	(38,259)	—
Deferred Tax Assets	44	2,717	—	582	—	3,343
Other Assets, net	—	—	12	38	—	50
Total Assets	$30,033	$44,151	$9,128	$18,901	$(77,679)	$24,534

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$360	$402	$—	$762
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	125	35	—	160
Accrued interest	11	112	—	8	—	131
Current portion of deferred revenue	—	—	108	160	—	268
Due to affiliates	—	—	39,420	—	(39,420)	—
Other	—	—	124	47	—	171
Total Current Liabilities	11	112	40,139	657	(39,420)	1,499
Long-Term Debt, less current portion	592	10,099	14	166	—	10,871
Deferred Revenue, less current portion	—	—	725	302	—	1,027
Other Liabilities	15	—	140	482	—	637
Commitments and Contingencies
Stockholders' Equity (Deficit)	29,415	33,940	(31,890)	17,294	(38,259)	10,500
Total Liabilities and Stockholders' Equity (Deficit)	$30,033	$44,151	$9,128	$18,901	$(77,679)	$24,534

Condensed Consolidating Balance Sheets
December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$727	$109	$—	$854
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	47	710	—	757
Due from affiliates	12,415	22,759	—	2,816	(37,990)	—
Other	—	—	56	55	—	111
Total Current Assets	12,427	22,765	831	3,697	(37,990)	1,730
Property, Plant, and Equipment, net	—	—	3,423	6,455	—	9,878
Restricted Cash and Securities	27	—	14	1	—	42
Goodwill and Other Intangibles, net	—	—	363	8,513	—	8,876
Investment in Subsidiaries	16,772	17,714	3,734	—	(38,220)	—
Deferred Tax Assets	38	2,847	—	556	—	3,441
Other Assets, net	—	—	12	38	—	50
Total Assets	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$195	$433	$—	$629
Current portion of long-term debt	—	—	2	13	—	15
Accrued payroll and employee benefits	—	—	186	32	—	218
Accrued interest	11	90	—	7	—	108
Current portion of deferred revenue	—	—	119	148	—	267
Due to affiliates	—	—	37,990	—	(37,990)	—
Other	—	—	115	64	—	179
Total Current Liabilities	11	91	38,607	697	(37,990)	1,416
Long-Term Debt, less current portion	591	10,092	15	168	—	10,866
Deferred Revenue, less current portion	—	—	680	297	—	977
Other Liabilities	15	—	133	484	—	632
Commitments and Contingencies
Stockholders' Equity (Deficit)	28,647	33,143	(31,058)	17,614	(38,220)	10,126
Total Liabilities and Stockholders' Equity (Deficit)	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(18)	$(225)	$274	$1,110	$—	$1,141
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(333)	(331)	—	(664)
(Increase) decrease in restricted cash and securities, net	5	—	6	—	—	11
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Net Cash Provided by (Used in) Investing Activities	5	—	(327)	(330)	—	(652)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	764	—	—	—	764
Payments on and repurchases of long-term debt and capital leases	—	(806)	—	(10)	—	(816)
Increase (decrease) due from/to affiliates, net	12	267	528	(807)	—	—
Net Cash Provided by (Used in) Financing Activities	12	225	528	(817)	—	(52)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	(1)	—	475	(37)	—	437
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$11	$6	$1,202	$72	$—	$1,291

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(21)	$(339)	$(22)	$1,106	$—	$724
Cash Flows from Investing Activities:
Capital Expenditures	—	—	(188)	(383)	—	(571)
Decrease in restricted cash and securities, net	(25)	—	1	—	—	(24)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	2	—	2
Net Cash Used in Investing Activities	(25)	—	(187)	(381)	—	(593)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	3,948	—	—	—	3,948
Payments on and repurchases of long-term debt and capital leases	(313)	(3,780)	—	(5)	—	(4,098)
Increase (decrease) due from/to affiliates, net	365	171	191	(727)	—	—
Net Cash Provided by (Used in) Financing Activities	52	339	191	(732)	—	(150)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(12)	—	(12)
Net Change in Cash and Cash Equivalents	6	—	(18)	(19)	—	(31)
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$13	$5	$289	$242	$—	$549

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

The Company's historical experience with quarterly fluctuations may not necessarily be indicative of future results. Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect the Company's revenue in a particular quarter. The timing of disconnections may also affect the Company's results in a particular quarter, with disconnections early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in the Company's revenue growing more or less than previous trends, may affect the Company's profitability and other financial results and may not be indicative of future financial performance.The Company also establishes appropriate accruals for disputes of incorrect network access cost billings from its suppliers of network services, which may include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. The network access costs accruals for disputed supplier billings are based on an analysis of the Company's historical experience in resolving disputes with its suppliers and regulatory analysis regarding certain specific supplier billing matters. The timing and ultimate outcome of the dispute resolution process could differ from the Company's initial estimates and these differences could be material.

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

The Company has historically provided a valuation allowance to reduce its U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized; however, in the fourth quarter of 2015, the Company released the majority of its valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future earnings. Given the Company’s current level of pre-tax income, and assuming the Company maintains this current level of pre-tax income at a minimum, the Company expects to generate income before taxes in the United States in future periods at a level that would fully utilize its U.S. federal and the majority of its state net operating loss carryforward balances. The Company continues to maintain a valuation allowance of approximately $0.9 billion as of June 30, 2016, against net deferred tax assets, primarily in non-U.S. and certain of its state jurisdictions where it does not currently believe that the realization of its deferred tax assets is more likely than not.

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
The Company had a valuation allowance on many of its non-U.S. jurisdictions as of June 30, 2016. The Company monitors its cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of its valuation allowance. In the second quarter of 2016, the Company recognized approximately $40 million net income tax benefit related to the release of its German deferred tax valuation allowance. The release was driven by recapitalization of the Company’s German subsidiary, as a result of which management projects future profitability of that business.
As the Company expects to generate income before taxes in certain of its non-U.S. jurisdictions in future periods and based on the anticipated level of future profitability, it is reasonably possible that it could release a relatively insignificant portion of the valuation allowance related to certain of its non-U.S. deferred tax assets in the remaining six months of 2016.
Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2015 for a description of the Company's other critical accounting policies.

Results of Operations for the Three and Six Months Ended June 30, 2016 vs. 2015

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Revenue	$2,056	$2,061	—%	$4,107	$4,114	—%
Network Access Costs	676	696	(3)%	1,370	1,419	(3)%
Network Related Expenses	339	363	(7)%	677	719	(6)%
Depreciation and Amortization	310	288	8%	611	576	6%
Selling, General and Administrative Expenses	357	364	(2)%	713	734	(3)%
Total Costs and Expenses	1,682	1,711	(2)%	3,371	3,448	(2)%
Operating Income	374	350	7%	736	666	11%
Other Income (Expense):
Interest income	1	—	NM	2	1	NM
Interest expense	(140)	(165)	(15)%	(275)	(345)	(20)%
Loss on modification and extinguishment of debt	(40)	(163)	(75)%	(40)	(163)	(75)%
Other, net	(5)	(17)	(71)%	(15)	(27)	(44)%
Total Other Expense	(184)	(345)	(47)%	(328)	(534)	(39)%
Income Before Income Taxes	190	5	NM	408	132	NM
Income Tax Expense	(41)	(18)	128%	(135)	(23)	NM
Net Income (Loss)	$149	$(13)	NM	$273	$109	NM

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$443	$452	(2)%	$877	$890	(1)%
North America - Enterprise Channel	1,162	1,098	6%	2,329	2,195	6%
EMEA - Wholesale Channel	63	69	(9)%	128	140	(9)%
EMEA - Enterprise Channel	128	136	(6)%	254	272	(7)%
Latin America - Wholesale Channel	37	48	(23)%	76	96	(21)%
Latin America - Enterprise Channel	123	139	(12)%	239	276	(13)%
Total Core Network Services Revenue	1,956	1,942	1%	3,903	3,869	1%
Wholesale Voice Services	100	119	(16)%	204	245	(17)%
Total Revenue	$2,056	$2,061	—%	$4,107	$4,114	—%

Revenue by Service and Product Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$164	$150	9%	$311	$305	2%
Transport and Fiber	575	580	(1)%	1,154	1,171	(1)%
IP and Data Services	915	894	2%	1,833	1,777	3%
Voice Services (Local and Enterprise)	302	318	(5)%	605	616	(2)%
Total Core Network Services Revenue	1,956	1,942	1%	3,903	3,869	1%
Wholesale Voice Services	100	119	(16)%	204	245	(17)%
Total Revenue	$2,056	$2,061	—%	$4,107	$4,114	—%

Revenue remained essentially flat at $2.056 billion in the three months ended June 30, 2016 compared to $2.061 billion in the same period of 2015 and essentially flat at $4.107 billion in the six months ended June 30, 2016 compared to $4.114 billion in the same period of 2015. Core Network Services revenue increased 1% in the three months ended June 30, 2016, compared to the same period in 2015, consisting of a $40 million increase in enterprise channel revenue, partially offset by a $26 million decrease in wholesale channel revenue. Core Network Services revenue increased 1% in the six months ended June 30, 2016, compared to the same period in 2015, consisting of a $79 million increase in enterprise channel revenue, partially offset by a $45 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $64 million and $134 million in North America in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, primarily due to growth in VPN services provided to enterprise customers offset by an increase in churn from a number of smaller customers during the three months ended June 30, 2016. This growth was partially offset by declines of $16 million and $37 million, respectively, in Latin America, primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $19 million and $37 million, respectively. Enterprise channel revenue in EMEA decreased $8 million and $18 million in the three and six months ended June 30, 2016, respectively, compared to the same period of 2015, primarily due to decreased U.K. Government revenue.

Wholesale channel revenue decreased $11 million and $20 million in Latin America in the three and six months ended June 30, 2016, compared to the same period in 2015, respectively, primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $5 million and $10 million, respectively, and the strengthening of the U.S. dollar against local currencies through the first half of 2016 compared to the exchange rates in the first half of 2015. North America wholesale revenue decreased $9 million and $13 million in the three months and six months ended June 30, 2016, respectively, compared to the same period in 2015, primarily due to industry consolidation that took place over the last couple of years that caused increased customer disconnects. EMEA wholesale channel revenue decreased $6 million and $12 million in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, primarily due to certain large disconnects.

From a service and product offering perspective, the Company continued to grow its IP and data services by $21 million and $56 million, in the three and six months ended June 30, 2016, respectively,

compared to the same period of 2015, driven primarily by end user customer demand for VPN and bandwidth in the enterprise channel. Colocation and Datacenter Services increased $14 million and $6 million, respectively, primarily due to higher dispute settlements. Transport and Fiber revenue was essentially flat for the three months ended June 30, 2016 compared to the same period in 2015. Transport and Fiber revenue declined $17 million for the six months ended June 30, 2016 compared to the same period in 2015 driven by Private Line, partially offset by increases in Wavelengths and Dark Fiber. Voice Services declined $16 million and $11 million in the three and six months ended June 30, 2016, respectively, compared to the same period of 2015, primarily due to lower dispute settlements.

Wholesale Voice Services revenue decreased by a total of $19 million and $41 million, in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, primarily due to competitive pressures caused by industry consolidation and the Company's focus on maintaining or growing Wholesale Voice Services profitability.

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

Network Access Costs as a percentage of total revenue was 33% in both of the three and six months ended June 30, 2016, respectively, compared to 34% in both of the same periods of 2015. The decrease in both periods is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs.

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

Network Related Expenses decreased to $339 million in the three months ended June 30, 2016, from $363 million in the three months ended June 30, 2015. The decrease was primarily related to decreased employee-related expenses of $18 million as the Company continued to integrate previous acquisitions by optimizing its workforce.
Network Related Expenses decreased to $677 million in the six months ended June 30, 2016, from $719 million in the six months ended June 30, 2015. The decrease was primarily related to decreased employee-related expenses of $30 million and facilities-based expenses of $5 million as the Company continued to integrate previous acquisitions by optimizing its workforce and facilities.
Depreciation and Amortization increased 8% to $310 million in the three months ended June 30, 2016 from $288 million in the same period of 2015. The increase is primarily attributable to $26 million of depreciation and amortization charges associated with capital expenditures, net of fully depreciated assets, partially offset by $2 million of foreign currency exchange rate changes in EMEA and Latin America.
Depreciation and Amortization increased 6% to $611 million in the six months ended June 30, 2016 from $576 million in the same period of 2015. The increase is primarily attributable to $50 million of depreciation and amortization charges associated with capital expenditures, net of fully depreciated assets, partially offset by $6 million of foreign currency exchange rate changes in EMEA and Latin America.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses decreased 2% to $357 million in the three months ended June 30, 2016 compared to $364 million in the same period of 2015 and 3% to $713 million in the six months ended June 30, 2016 compared to $734 million in the same period of 2015.  The decrease in the three months ended June 30, 2016 was primarily related to decreased employee related expenses of $5 million. The decrease in the six months ended June 30, 2016 was primarily related to decreased employee-related expenses of $15 million and facilities-based expenses of $6 million for the six months ended June 30, 2016 as the Company continued to integrate previous acquisitions by optimizing its workforce and facilities, partially offset by a $7 million increase in professional fees. In the six months ended June 30, 2016, the Company also released an accrual for an assessment of $8 million and associated interest of $7 million corresponding to Peruvian tax litigation. See Note 9 — Commitments, Contingencies and Other Items in the Notes to Consolidated Financial Statements for additional information. These decreases were partially offset by an increase in non-cash stock-based compensation of $4 million and $18 million for the three and six months ended June 30, 2016, respectively, compared to the same period in 2015.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, is related to outperform stock appreciation rights ("OSO"), performance restricted stock units ("PRSU"), restricted stock units, and shares issued for the Company’s matching contribution to its 401(k) plan. Non-cash stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $31 million and $27 million, respectively. Non-cash stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $78 million and $58 million, respectively. The increase in the first half of 2016 compared to the same period of 2015 was primarily related to additional grants of restricted stock units and PRSUs in April and July of 2015 and April of 2016, partially offset by a reduction in OSOs as these awards become fully vested in 2016, and a reduction in expense relating to the matching contribution to the 401(k) plan. Approximately $27 million and $23 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended June 30, 2016 and 2015, respectively, and approximately $67 million and $49 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the six months ended June 30, 2016 and 2015, respectively. Approximately $4 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during both the three months ended June 30, 2016 and 2015, and approximately $11 million and $9 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the six months ended June 30, 2016 and 2015, respectively.

Adjusted EBITDA, as defined by the Company, is net income(loss) from the Consolidated Statements of Operations before (1) income tax expense, (2) total other expense, (3) non-cash impairment charges included within network related expenses and selling, general and administrative expenses, (4) depreciation and amortization expense and (5) non-cash stock compensation expense included within network related expenses and selling, general and administrative expenses.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA as defined by the Company along with Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net Income (Loss)	$149	$(13)	$273	$109
Income Tax Expense	41	18	135	23
Total Other Expense	184	345	328	534
Depreciation and Amortization	310	288	611	576
Non-Cash Stock Compensation Attributable to Stock Awards	31	27	78	58
Adjusted EBITDA	$715	$665	$1,425	$1,300

North America	$819	$767	$1,631	$1,507
EMEA	52	57	106	113
Latin America	64	79	138	159
Unallocated Corporate Expenses	(220)	(238)	(450)	(479)
Adjusted EBITDA	$715	$665	$1,425	$1,300

Adjusted EBITDA was $715 million in the three months ended June 30, 2016 compared to $665 million in the same period of 2015 and $1.425 billion in the six months ended June 30, 2016 compared to $1.300 billion in the same period of 2015. The increase in Adjusted EBITDA is attributable to growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs as a percentage of revenue and lower network related and SG&A Expenses, partially offset by lower wholesale voice revenue and the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary. See Note 8 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased $52 million and $124 million in the North America region in the three and six months ended June 30, 2016, compared to the same periods of 2015, respectively, primarily due to $55 million and $121 million increases in Core Network Services revenue, partially offset by wholesale voice revenue in the three and six months ended June 30, 2016, as discussed further above, and initiatives resulting in reduced fixed and variable network access costs. Network access costs decreased $12 million and $24 million in the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015.

Adjusted EBITDA decreased $5 million and $7 million in the EMEA region in the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015 as a result of the $14 million and $30 million decreases in Core Network Services revenue in the three and six months ended June 30, 2016, respectively, as discussed further above, and the effect of the stronger U.S. dollar against European currencies partially offset by initiatives that reduced fixed and variable network access costs. Network access costs decreased $4 million and $12 million in the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015.

Adjusted EBITDA decreased $15 million and $21 millions in the Latin American region in the three and six months ended June 30, 2016, compared to the same periods of 2015, respectively, primarily as a result of the $15 million and $30 million decreases for the three and six months ended June 30, 2016, respectively, in connection with the deconsolidation of the Company's Venezuelan subsidiary on September 30, 2015, and the effect of the stronger U.S. dollar against Latin American currencies. These decreases were partially offset by initiatives that reduced fixed and variable network access costs. Excluding our Venezuelan subsidiary, network access costs decreased $1 million and $6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015.

Interest Expense decreased 15% to $140 million in the three months ended June 30, 2016 from $165 million in the same period of 2015 and 20% to $275 million in the six months ended June 30, 2016 from $345 million in the same period of 2015. Interest expense decreased primarily due to a lower weighted average interest cost of debt of 4.7% at June 30, 2016 compared to 5.3% at June 30, 2015 due to refinancing activities in 2015 and 2016.

The Company expects annual interest expense in 2016 of approximately $555 million.

Loss on Modification and Extinguishment of Debt
In the second quarter of 2016, the Company recorded a charge of approximately $40 million related to its April 2016 redemption of the 7% Senior Notes due 2020.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $5 million of expense in the three months ended June 30, 2016 compared to $17 million of expense in the same period of 2015 and $15 million of expense in the six months ended June 30, 2016 compared to $27 million of expense in the same period of 2015. The decreases in Other, net expense in the three and six months ended June 30, 2016 and 2015 was primarily due to lower foreign currency losses attributable to the appreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $41 million in the three months ended June 30, 2016 compared to $18 million in the same period of 2015 and $135 million in the six months ended June 30, 2016 compared to $23 million in the six months ended June 30, 2015. Income tax expense in the three months ended June 30, 2016 consists of a $40 million net benefit related to the release of its German deferred tax valuation allowance, $16 million of taxes in non-U.S. jurisdictions and $65 million of deferred tax expense primarily due to utilization of the Company's U.S. federal net operating loss carryforwards. The Company's effective tax rate is lower than the statutory rate primarily due to an income tax benefit on a foreign valuation allowance release partially offset by limitations on certain deductions as well as inability to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions and other discrete items. The income tax expense in the three months ended June 30, 2015 is primarily related to taxes in non-U.S. jurisdictions.

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

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary effective as of September 30, 2015 and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary. The factors that led to the Company's conclusions at the end of the third quarter of 2015 continued to exist through the end of the second quarter of 2016. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash in U.S. dollars. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed, the Company would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting its results of operations. Please see Note 1 to the accompanying Consolidated Financial Statements. Prior to the deconsolidation, the Company's operations in Venezuela accounted for approximately 1% of consolidated total revenue for the nine months ended September 30, 2015 and approximately 3% of consolidated operating income for the same period.

Financial Condition— For the Six Months Ended June 30, 2016 and 2015

Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$1,141	$724	$417
Net Cash Used in Investing Activities	(652)	(593)	(59)
Net Cash Used in Financing Activities	(52)	(150)	98
Effect of Exchange Rates on Cash and Cash Equivalents	—	(12)	12
Net Change in Cash and Cash Equivalents	$437	$(31)	$468

Operating Activities

Cash provided by operating activities was $1,141 million for the six months ended June 30, 2016 compared to cash provided by operating activities of $724 million in the same period of 2015. The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital, and reduced cash interest paid. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses, and capital expenditures.

Investing Activities

Cash used in investing activities increased in the six months ended June 30, 2016 compared to the same period of 2015 primarily as a result capital expenditures, which totaled $664 million in the six months ended June 30, 2016 and $571 million in the same period of 2015.

Financing Activities

Cash used in financing activities of $52 million in the six months ended June 30, 2016, decreased compared to $150 million used in financing activities in the same period of 2015. See Note 5 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding the Company's debt transactions during the first half of 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2015 was a reduction in cash of $12 million. The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2015 was primarily due to the fluctuations of the U.S. dollar against currencies in EMEA and Latin America.
Liquidity and Capital Resources

The Company had $1.291 billion of cash and cash equivalents on hand at June 30, 2016. The Company also had $39 million of current and non-current restricted cash and securities at June 30, 2016 used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits.

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

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by the Company:

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$1,141	$724	$417
Capital Expenditures	(664)	(571)	(93)
Free Cash Flow	$477	$153	$324

Free Cash Flow was $477 million for the six months ended June 30, 2016 compared to $153 million for the same period of 2015, reflecting a $324 million improvement driven by $417 million of higher cash provided by operating activities offset by $93 million of higher spending on capital expenditures in the first half of 2016. For the full year 2016, the Company expects to generate Free Cash Flow of $1.0 to $1.1 billion.

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

Net cash interest payments are expected to decrease to approximately $510 million in 2016 from $668 million in 2015 based on current interest rates on the Company's debt outstanding as of June 30, 2016.

As of June 30, 2016, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance, debt issuance costs, and fair value adjustments, of $5 million that mature in the remaining six months of 2016, $7 million in 2017 and $307 million in 2018.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the United States any of its foreign cash and cash equivalents from operating entities outside of Latin America. The Company has no material restrictions on its ability to repatriate to the United States foreign cash and cash equivalents. The Company had approximately $36 million of non-U.S. denominated cash and cash equivalents at June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of June 30, 2016, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts and debt issuance costs) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at June 30, 2016 was approximately 3.8%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market LIBOR rate for the senior secured credit facility was approximately 0.65% at June 30, 2016, which was below the fixed minimum rates. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest expense on all of its variable rate instruments by approximately $38 million as of June 30, 2016.

At June 30, 2016, the Company had $6.1 billion (excluding discounts and debt issuance costs) of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc., dated as of May 20, 2016.
12	Statements re computation of ratios.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 5, 2016	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer