Form 10-Q
period 2016-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2016-11-07
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 3, 2016:

Common Stock: 359,925,515 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2016	2015	2016	2015

Revenue	$2,033	$2,062	$6,140	$6,176
Costs and Expenses:
Network access costs	675	706	2,045	2,125
Network related expenses	337	369	1,014	1,088
Depreciation and amortization	319	296	930	872
Selling, general and administrative expenses	348	364	1,061	1,098
Total Costs and Expenses	1,679	1,735	5,050	5,183
Operating Income	354	327	1,090	993
Other Income (Expense):
Interest income	1	—	3	1
Interest expense	(139)	(145)	(414)	(490)
Loss on modification and extinguishment of debt	—	—	(40)	(163)
Venezuela deconsolidation charge	—	(171)	—	(171)
Other, net	1	6	(14)	(21)
Total Other Expense	(137)	(310)	(465)	(844)
Income Before Income Taxes	217	17	625	149
Income Tax Expense	(74)	(16)	(198)	(39)
Net Income	$143	$1	$427	$110

Basic Earnings per Common Share
Net Income Per Share	$0.40	$—	$1.19	$0.31
Weighted-Average Shares Outstanding (in thousands)	359,561	355,791	358,097	352,411

Diluted Earnings per Common Share
Net Income Per Share	$0.39	$—	$1.18	$0.31
Weighted-Average Shares Outstanding (in thousands)	361,907	358,714	361,072	355,453

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2016	2015	2016	2015
Net Income	$143	$1	$427	$110
Other Comprehensive Income (Loss) net of Tax:
Foreign currency translation adjustments, net of tax effect of $6, $0, $30 and $0	(15)	(73)	9	(130)
Defined benefit pension plan adjustments, net of tax effect of ($1), $0, ($2) and $0	—	1	(1)	2
Other Comprehensive Income (Loss), net of Tax	(15)	(72)	8	(128)
Comprehensive Income (Loss)	$128	$(71)	$435	$(18)

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except per share data)	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$1,569	$854
Restricted cash and securities	8	8
Receivables, less allowances for doubtful accounts of $34 and $32, respectively	749	757
Other	131	111
Total Current Assets	2,457	1,730
Property, Plant and Equipment, net of accumulated depreciation of $11,070 and $10,365, respectively	10,167	9,878
Restricted Cash and Securities	31	42
Goodwill	7,736	7,749
Other Intangibles, net	967	1,127
Deferred Tax Assets	3,339	3,441
Other Assets, net	49	50
Total Assets	$24,746	$24,017
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$728	$629
Current portion of long-term debt	7	15
Accrued payroll and employee benefits	194	218
Accrued interest	135	108
Current portion of deferred revenue	263	267
Other	180	179
Total Current Liabilities	1,507	1,416
Long-Term Debt, less current portion	10,875	10,866
Deferred Revenue, less current portion	1,010	977
Other Liabilities	630	632
Total Liabilities	14,022	13,891
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 359,687,815 issued and outstanding at September 30, 2016 and 356,374,473 issued and outstanding at December 31, 2015	4	4
Additional paid-in capital	19,763	19,642
Accumulated other comprehensive loss	(293)	(301)
Accumulated deficit	(8,750)	(9,219)
Total Stockholders’ Equity	10,724	10,126
Total Liabilities and Stockholders’ Equity	$24,746	$24,017

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$427	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930	872
Non-cash compensation expense attributable to stock awards	121	92
Loss on modification and extinguishment of debt	40	163
Venezuela deconsolidation charge	—	171
Accretion of debt discount and amortization of debt issuance costs	15	18
Accrued interest on long-term debt, net	27	(28)
Deferred income taxes	163	5
(Gain) Loss on sale of property, plant and equipment and other assets	(1)	1
Other, net	(7)	32
Changes in working capital items:
Receivables	16	(130)
Other current assets	(40)	(21)
Accounts payable	99	(1)
Deferred revenue	21	59
Other current liabilities	(25)	(44)
Net Cash Provided by Operating Activities	1,786	1,299
Cash Flows from Investing Activities:
Capital expenditures	(1,028)	(899)
Cash related to deconsolidated Venezuela operations	—	(83)
Change in restricted cash and securities, net	11	(24)
Proceeds from sale of property, plant and equipment and other assets	1	3
Other	—	(14)
Net Cash Used in Investing Activities	(1,016)	(1,017)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	764	3,947
Payments on and repurchases of long-term debt and capital leases	(818)	(4,102)
Net Cash Used in Financing Activities	(54)	(155)
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	(16)
Net Change in Cash and Cash Equivalents	715	111
Cash and Cash Equivalents at Beginning of Period	854	580
Cash and Cash Equivalents at End of Period	$1,569	$691

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$372	$495
Income taxes paid, net of refunds	$26	$40
Non-cash Financing Activities:
Capital lease obligations incurred	$1	$6
Long-term debt conversion into equity	$—	$333
Accrued interest conversion into equity	$—	$10

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

Prior to October 1, 2015, the Company included the results of its wholly owned Venezuelan subsidiary in its Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan subsidiary was in the Latin America segment and had total revenue of $25 million and $72 million, with Adjusted EBITDA of $16 million and $46 million, for the three and nine months ended September 30, 2015, respectively. For more information on the Company's segments and non-GAAP measures see Note 9 - Segment Information.
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the Company's ability to make key operational decisions for its Venezuelan operations. This lack of exchangeability into U.S. dollars and the degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, while continuing to wholly own its Venezuelan subsidiary, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary on September 30, 2015, and began accounting for its variable interest investment in its Venezuelan operations using the cost method of accounting. The factors that led to the Company's conclusions at the end of the third quarter of 2015 continued to exist through the end of the third quarter of 2016. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash in U.S. dollars. Prior period results have not been adjusted to reflect the deconsolidation of the Company's Venezuelan subsidiary.
The accompanying Consolidated Balance Sheet as of December 31, 2015, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of the Company’s management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the amendments must be adopted in the same period.
The Company elected to early adopt ASU 2016-09 in the third quarter of 2016, which requires adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $42 million recorded to accumulated deficit as of January 1, 2016.
This ASU amended the definition of assumed proceeds when applying the treasury stock method of computing earnings per share to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This amendment increased the amount of Diluted Weighted-Average Shares Outstanding, as noted in the table below.

The new presentation requirements for excess tax benefits to be shown on the statement of cash flows as an operating activity and presenting employee taxes paid where the employer withholds shares for tax-withholding purposes as a financing activity had no effect to any of the periods presented in the Company’s consolidated cash flows statements as there had been no such activities in the statements of cash flow. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
Adoption of the new standard also resulted in the recognition of excess tax benefits as a reduction to income tax expense of $10 million and $21 million for the three and nine months ended September 30, 2016, respectively, and adjusted the Company's previously reported quarterly results for 2016 as follows:

	Three Months Ended March 31, 2016		Three Months Ended June 30, 2016
(dollars in millions, except per share data)	As Reported	As Adjusted	As Reported	As Adjusted
Net Income	$124	$128	$149	$156
Basic Earnings Per Common Share	$0.35	$0.36	$0.42	$0.44
Diluted Earnings Per Common Share	$0.34	$0.36	$0.41	$0.43
Diluted Weighted-Average Shares Outstanding (in thousands)	360,339	360,745	360,867	361,250

	March 31, 2016		June 30, 2016
(dollars in millions)	As Reported	As Adjusted	As Reported	As Adjusted
Accumulated deficit	$(9,095)	$(9,049)	$(8,946)	$(8,893)

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

(2) CenturyLink Merger

On October 31, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") with CenturyLink, Inc. ("CenturyLink"), Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of CenturyLink ("Merger Sub 1"), and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of CenturyLink ("Merger Sub 2"), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will be acquired by CenturyLink in a cash and stock transaction, including the assumption of the Company's debt (the "CenturyLink Merger").

Under the Merger Agreement, at the effective time of the merger of Merger Sub 1 with and into the Company (the "Initial Merger"), (i) each issued and outstanding share of common stock of the Company, will be converted into 1.4286 shares (the "Stock Consideration") of CenturyLink's common stock par value $1.00 per share and (ii) the right to receive $26.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). In addition, the Merger Agreement provides that at the effective time of the CenturyLink Merger, each issued and outstanding restricted stock unit award granted prior to April 1, 2014 and each restricted stock unit award granted to a non-employee member of the Company’s Board of Directors will be exchanged for the Merger Consideration. Further, at the effective time of the CenturyLink Merger, each issued and outstanding restricted stock unit award granted on or after April 1, 2014, other than those granted to non-employee members of the Company’s Board of Directors, will be assumed and converted automatically into a restricted stock unit award of CenturyLink common stock that will be subject to the same service-based vesting conditions as applicable to such awards prior to the transaction (but not any performance-based vesting conditions, which will be deemed satisfied based on forecasted and adjusted results through the closing of the transaction (as determined by Compensation Committee of the Company’s Board of Directors)). The CenturyLink Merger is subject to the receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, review by the U.S. Federal Communications Commission, certain state regulatory approvals and other customary closing conditions. The transaction is also subject to the approval of CenturyLink shareholders and Level 3 stockholders. CenturyLink has entered into a voting agreement with STT Crossing Ltd. (a wholly owned subsidiary of ST Telemedia), holder of approximately 18 percent of Level 3's outstanding common stock, pursuant to which it will vote its Level 3 shares in favor of the transaction. All existing indebtedness of Level 3 is expected to remain in place at Level 3 and Level 3 will not incur any incremental indebtedness or guarantee any indebtedness of CenturyLink to finance the transaction.

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

The effects of approximately 2 million and 3 million total outperform stock appreciation rights ("OSOs"), restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") outstanding at September 30, 2016 have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively. Approximately 1 million of PRSUs granted in 2015 and 2016 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period. The effect of approximately 4 million total OSOs and RSUs outstanding at September 30, 2015 has been included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2015. PRSUs were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period.

(4) Other Intangible Assets

Other intangible assets as of September 30, 2016 and December 31, 2015 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,974	$(1,069)	$905
Trademarks	55	(55)	—
Patents and Developed Technology	230	(183)	47
	2,259	(1,307)	952
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,274	$(1,307)	$967
December 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(932)	$1,043
Trademarks	55	(55)	—
Patents and Developed Technology	230	(161)	69
	2,260	(1,148)	1,112
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,148)	$1,127

Finite-lived intangible asset amortization expense was $53 million and $159 million for the three and nine months ended September 30, 2016 and $58 million and $172 million for the three and nine months ended September 30, 2015.

At September 30, 2016, the weighted average remaining useful lives of the Company's finite-lived intangible assets was 5.0 years in total; 5.2 years for customer contracts and relationships, and 2.9 years for patents and developed technology.

As of September 30, 2016, estimated amortization expense for the Company’s finite-lived intangible assets over the next five years is as follows (dollars in millions):

2016 (remaining three months)	$52
2017	196
2018	193
2019	181
2020	166
2021	143
Thereafter	21
$952

(5) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2016 and December 31, 2015.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers within the fair value hierarchy during each of the nine months ended September 30, 2016 and September 30, 2015.

The table below presents the fair values for the Company’s long-term debt as well as the input levels used to determine these fair values as of September 30, 2016 and December 31, 2015:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,564	$4,556	$4,636	$4,570	$—	$—
Senior Notes	6,131	6,126	6,439	6,298	—	—
Capital Leases and Other	187	199	—	—	187	199
Total Long-term Debt, including the current portion	$10,882	$10,881	$11,075	$10,868	$187	$199

The Company does not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion at both September 30, 2016 and December 31, 2015. The fair value of each loan is based on quoted prices for identical terms and maturities. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.4 billion at September 30, 2016 and $6.3 billion at December 31, 2015, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Capital Leases

The fair value of the Company's capital leases was determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

    The following table summarizes the Company’s long-term debt (amounts in millions):

	Date of				September 30, 2016	December 31, 2015
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	Aug 2019	Quarterly	LIBOR +3.00%	$815	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	Jan 2020	Quarterly	LIBOR +3.00%	1,796	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	May 2022	Quarterly	LIBOR +2.75%	2,000	2,000
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
7% Senior Notes due 2020 (2)	Aug 2012	Jun 2020	Jun/Dec	7.000%	—	775
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (2)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	—
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases					187	199
Total Debt Obligations					11,013	11,025
Unamortized discounts					(14)	(16)
Unamortized debt issuance costs					(117)	(128)
Current portion of long-term debt					(7)	(15)
Total Long-Term Debt					$10,875	$10,866

(1) The term loans are secured obligations and guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.
(3) The notes were not guaranteed by any of Level 3 Communications, Inc.'s subsidiaries.
(4) The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of September 30, 2016 and December 31, 2015. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of September 30, 2016 and December 31, 2015. The Floating Rate Senior Notes due 2018 had an interest rate of 4.407% as of September 30, 2016 and 4.101% as of December 31, 2015. The interest rate on the Tranche B-III 2019 Term Loan, and the Tranche B 2020 Term Loan are set with a minimum LIBOR of 1.00%, and the Tranche B-II 2022 Term Loan is set with a minimum LIBOR of 0.75%.

Senior Secured Term Loans

As of September 30, 2016, Level 3 Financing, Inc., Level 3 Communications, Inc.'s direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of $815 million Tranche B-III Term Loan due 2019, $1.796 billion Tranche B Term Loan due 2020 and $2 billion Tranche B-II Term Loan due 2022.

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

7% Senior Notes due 2020 and 5.25% Senior Notes due 2026

On March 22, 2016, Level 3 Financing issued $775 million in aggregate principal amount of its 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The 5.25% Senior Notes due 2026 are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Communications, Inc. and now Level 3 Communications, LLC as of September 30, 2016.

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

Capital Leases

As of September 30, 2016, the Company had $187 million of capital leases. The Company leases property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The average interest rate on these capital leases approximated 5.8% as of September 30, 2016.

Covenant Compliance

At September 30, 2016 and December 31, 2015, the Company was in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and debt issuance costs) were as follows as of September 30, 2016 (dollars in millions):

2016 (remaining three months)	$2
2017	7
2018	307
2019	822
2020	1,804
2021	650
Thereafter	7,421
$11,013

(7) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2014	$(111)	$(36)	$(147)
Other comprehensive loss before reclassifications	(130)	—	(130)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Balance at September 30, 2015	$(241)	$(34)	$(275)

Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications	9	(2)	7
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at September 30, 2016	$(264)	$(29)	$(293)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense attributable to stock-based awards for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outperform Stock Appreciation Rights	$—	$1	$2	$4
Restricted Stock Units	26	15	60	37
Performance Restricted Stock Units	9	10	33	23
401(k) Match Expense	8	8	27	29
	43	34	122	93
Capitalized Non-Cash Compensation	—	—	(1)	(1)
	$43	$34	$121	$92

The Company capitalizes non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

As of September 30, 2016, there were less than 1 million OSOs outstanding, and approximately 5 million total restricted stock and performance restricted stock units outstanding.

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

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by the Company, is equal to net income from the Consolidated Statements of Income before (1) income tax expense, (2) total other expense, (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company's calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax expense, depreciation and amortization expense, non-cash impairment charges, non-cash stock-based compensation expense, and net other expense. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Core Network Services Revenue:
North America	$1,572	$1,551	$4,778	$4,636
EMEA	182	211	564	623
Latin America	176	183	491	555
Total Core Network Services Revenue	1,930	1,945	5,833	5,814

Wholesale Voice Services Revenue:
North America	99	110	293	342
EMEA	2	3	8	10
Latin America	2	4	6	10
Total Wholesale Voice Services Revenue	103	117	307	362

Total Revenue	$2,033	$2,062	$6,140	$6,176

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Adjusted EBITDA:
North America	$784	$760	$2,415	$2,267
EMEA	56	63	162	176
Latin America	80	78	218	237
Unallocated Corporate Expenses	(204)	(244)	(654)	(723)
Adjusted EBITDA	716	657	2,141	1,957
Income Tax Expense	(74)	(16)	(198)	(39)
Total Other Expense	(137)	(310)	(465)	(844)
Depreciation and Amortization	(319)	(296)	(930)	(872)
Non-Cash Stock Compensation Attributable to Stock Awards	(43)	(34)	(121)	(92)
Net Income	$143	$1	$427	$110

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Capital Expenditures:
North America	$245	$202	$677	$560
EMEA	38	41	117	114
Latin America	44	48	118	122
Unallocated Corporate Capital Expenditures	37	37	116	103
Total Capital Expenditures	$364	$328	$1,028	$899

The following table presents total assets by segment:

(dollars in millions)	September 30, 2016	December 31, 2015
Assets:
North America	$20,618	$19,961
EMEA	1,760	1,796
Latin America	2,238	2,131
Other	130	129
Total Assets	$24,746	$24,017

The changes in the carrying amount of goodwill by segment during the nine months ended September 30, 2016 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at December 31, 2015	$7,024	$129	$596	$7,749
Effect of foreign currency rate change	—	(13)	—	(13)
Balance at September 30, 2016	$7,024	$116	$596	$7,736

There were no events or changes in circumstances during the first nine months of 2016 that indicated the carrying value of goodwill may not be recoverable.

(10) Commitments, Contingencies and Other Items

The Company is subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect its financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $113 million and are included in “Other” current liabilities and “Other Liabilities” in the Company's Consolidated Balance Sheet at September 30, 2016. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on the Company's results of operations but could materially adversely affect its cash flows for the affected period.

The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at September 30, 2016. Although the Company believes it has accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which the Company believes that it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, the Company has either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, the Company is party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations beyond the amounts accrued.

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

In November 2010, the Company negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which the Company has installed its fiber optic cable networks. The Company is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in all but one of the applicable states and the parties are actively engaged in, or have completed, the claims process for the vast majority of the applicable states, including payment of claims. The Company continues to seek approval in the remaining two states.

Management believes that the Company has substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Peruvian Tax Litigation

Beginning in 2005, one of the Company's Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $29 million at September 30, 2016.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. The Company appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in the Company’s favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in the Company’s favor on the central issue underlying the assessments. SUNAT has appealed the substantive issue to the next judicial level. The Company also appealed certain procedural points.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain Latin American subsidiaries of the Company for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The Company is vigorously defending itself against the asserted claims, which aggregate to approximately $29 million at September 30, 2016.

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

The Company is vigorously contesting all such assessments in both states, and in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, the Company believes that it is reasonably possible that these assessments could result in a loss of up to $48 million at September 30, 2016 in excess of the accruals established for these matters.

Letters of Credit

It is customary for Level 3 to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2016 and December 31, 2015, Level 3 had outstanding letters of credit or other similar obligations of approximately $39 million and $46 million, respectively, of which $33 million and $43 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. The Company does not believe exposure to loss related to its letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$907	$1,160	$(34)	$2,033
Costs and Expense:
Network Access Costs	—	—	330	379	(34)	675
Network Related Expenses	—	—	242	95	—	337
Depreciation and Amortization	—	—	100	219	—	319
Selling, General and Administrative Expenses	1	1	262	84	—	348
Total Costs and Expenses	1	1	934	777	(34)	1,679
Operating Income (Loss)	(1)	(1)	(27)	383	—	354
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(9)	(124)	(1)	(5)	—	(139)
Interest income (expense) affiliates, net	342	526	(804)	(64)	—	—
Equity in net earnings (losses) of subsidiaries	(193)	(539)	169	—	563	—
Other, net	—	—	(1)	2	—	1
Total Other Income (Expense)	140	(137)	(636)	(67)	563	(137)
Income (Loss) before Income Taxes	139	(138)	(663)	316	563	217
Income Tax Benefit (Expense)	4	(55)	—	(23)	—	(74)
Net Income (Loss)	143	(193)	(663)	293	563	143
Other Comprehensive Income (Loss), Net of Income Taxes	(15)	—	—	(15)	15	(15)
Comprehensive Income (Loss)	$128	$(193)	$(663)	$278	$578	$128

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,652	$3,590	$(102)	$6,140
Costs and Expense:
Network Access Costs	—	—	965	1,182	(102)	2,045
Network Related Expenses	—	—	716	298	—	1,014
Depreciation and Amortization	—	—	280	650	—	930
Selling, General and Administrative Expenses	3	4	775	279	—	1,061
Total Costs and Expenses	3	4	2,736	2,409	(102)	5,050
Operating Income (Loss)	(3)	(4)	(84)	1,181	—	1,090
Other Income (Expense):
Interest income	—	—	2	1	—	3
Interest expense	(27)	(380)	(2)	(5)	—	(414)
Interest income (expense) affiliates, net	1,027	1,585	(2,407)	(205)	—	—
Equity in net earnings (losses) of subsidiaries	(581)	(1,568)	569	—	1,580	—
Other, net	—	(39)	2	(17)	—	(54)
Total Other Income (Expense)	419	(402)	(1,836)	(226)	1,580	(465)
Income (Loss) before Income Taxes	416	(406)	(1,920)	955	1,580	625
Income Tax Benefit (Expense)	11	(175)	(2)	(32)	—	(198)
Net Income (Loss)	427	(581)	(1,922)	923	1,580	427
Other Comprehensive Income (Loss), Net of Income Taxes	8	—	—	8	(8)	8
Comprehensive Income (Loss)	$435	$(581)	$(1,922)	$931	$1,572	$435

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$830	$1,271	$(39)	$2,062
Costs and Expense:
Network access costs	—	—	300	445	(39)	706
Network related expenses	—	—	252	117	—	369
Depreciation and amortization	—	—	78	218	—	296
Selling, general and administrative expenses	1	—	274	89	—	364
Total Costs and Expenses	1	—	904	869	(39)	1,735
Operating (Loss) Income	(1)	—	(74)	402	—	327
Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest expense	(9)	(135)	—	(1)	—	(145)
Interest income (expense) affiliates, net	320	498	(762)	(56)	—	—
Equity in net earnings (losses) of subsidiaries	(309)	(671)	(186)	—	1,166	—
Other, net	—	—	3	(168)	—	(165)
Total Other Income (Expense)	2	(308)	(945)	(225)	1,166	(310)
Income (Loss) before Income Taxes	1	(308)	(1,019)	177	1,166	17
Income Tax Expense	—	(1)	—	(15)	—	(16)
Net Income (Loss)	1	(309)	(1,019)	162	1,166	1
Other Comprehensive Income (Loss), Net of Income Taxes	(72)	—	—	(72)	72	(72)
Comprehensive Income (Loss)	$(71)	$(309)	$(1,019)	$90	$1,238	$(71)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,480	$3,832	$(136)	$6,176
Costs and Expense:
Network access costs	—	—	919	1,342	(136)	2,125
Network related expenses	—	—	713	375	—	1,088
Depreciation and amortization	—	—	227	645	—	872
Selling, general and administrative expenses	3	—	789	306	—	1,098
Total Costs and Expenses	3	—	2,648	2,668	(136)	5,183
Operating (Loss) Income	(3)	—	(168)	1,164	—	993
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(42)	(436)	(2)	(10)	—	(490)
Interest income (expense) affiliates, net	984	1,495	(2,297)	(182)	—	—
Equity in net earnings (losses) of subsidiaries	(811)	(1,723)	174	—	2,360	—
Other, net	(18)	(145)	2	(194)	—	(355)
Total Other Income (Expense)	113	(809)	(2,123)	(385)	2,360	(844)
Income (Loss) before Income Taxes	110	(809)	(2,291)	779	2,360	149
Income Tax Expense	—	(2)	—	(37)	—	(39)
Net Income (Loss)	110	(811)	(2,291)	742	2,360	110
Other Comprehensive Income (Loss), Net of Income Taxes	(128)	—	—	(128)	128	(128)
Comprehensive Income (Loss)	$(18)	$(811)	$(2,291)	$614	$2,488	$(18)

Condensed Consolidating Balance Sheets
September 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,482	$71	$—	$1,569
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	41	708	—	749
Due from affiliates	16,717	20,980	—	2,854	(40,551)	—
Other	—	—	89	42	—	131
Total Current Assets	16,733	20,980	1,613	3,682	(40,551)	2,457
Property, Plant, and Equipment, net	—	—	3,780	6,387	—	10,167
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	355	8,348	—	8,703
Investment in Subsidiaries	16,846	17,692	3,691	—	(38,229)	—
Deferred Tax Assets	48	2,713	—	578	—	3,339
Other Assets, net	—	—	12	37	—	49
Total Assets	$33,649	$41,385	$9,460	$19,032	$(78,780)	$24,746

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$367	$361	$—	$728
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	160	34	—	194
Accrued interest	3	124	—	8	—	135
Current portion of deferred revenue	—	—	113	150	—	263
Due to affiliates	—	—	40,551	—	(40,551)	—
Other	—	—	138	42	—	180
Total Current Liabilities	3	124	41,331	600	(40,551)	1,507
Long-Term Debt, less current portion	592	10,103	13	167	—	10,875
Deferred Revenue, less current portion	—	—	724	286	—	1,010
Other Liabilities	15	—	148	467	—	630
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,039	31,158	(32,756)	17,512	(38,229)	10,724
Total Liabilities and Stockholders' Equity (Deficit)	$33,649	$41,385	$9,460	$19,032	$(78,780)	$24,746

Condensed Consolidating Balance Sheets
December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$727	$109	$—	$854
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	47	710	—	757
Due from affiliates	12,415	22,759	—	2,816	(37,990)	—
Other	—	—	56	55	—	111
Total Current Assets	12,427	22,765	831	3,697	(37,990)	1,730
Property, Plant, and Equipment, net	—	—	3,423	6,455	—	9,878
Restricted Cash and Securities	27	—	14	1	—	42
Goodwill and Other Intangibles, net	—	—	363	8,513	—	8,876
Investment in Subsidiaries	16,772	17,714	3,734	—	(38,220)	—
Deferred Tax Assets	38	2,847	—	556	—	3,441
Other Assets, net	—	—	12	38	—	50
Total Assets	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$195	$433	$—	$629
Current portion of long-term debt	—	—	2	13	—	15
Accrued payroll and employee benefits	—	—	186	32	—	218
Accrued interest	11	90	—	7	—	108
Current portion of deferred revenue	—	—	119	148	—	267
Due to affiliates	—	—	37,990	—	(37,990)	—
Other	—	—	115	64	—	179
Total Current Liabilities	11	91	38,607	697	(37,990)	1,416
Long-Term Debt, less current portion	591	10,092	15	168	—	10,866
Deferred Revenue, less current portion	—	—	680	297	—	977
Other Liabilities	15	—	133	484	—	632
Commitments and Contingencies
Stockholders' Equity (Deficit)	28,647	33,143	(31,058)	17,614	(38,220)	10,126
Total Liabilities and Stockholders' Equity (Deficit)	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(35)	$(332)	$489	$1,664	$—	$1,786
Cash Flows from Investing Activities:
Capital expenditures	—	—	(537)	(491)	—	(1,028)
Decrease in restricted cash and securities, net	5	—	6	—	—	11
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Net Cash Provided by (Used in) Investing Activities	5	—	(531)	(490)	—	(1,016)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	764	—	—	—	764
Payments on and repurchases of long-term debt and capital leases	—	(806)	(1)	(11)	—	(818)
Increase (decrease) due from/to affiliates, net	34	368	798	(1,200)	—	—
Net Cash Provided by (Used in) Financing Activities	34	326	797	(1,211)	—	(54)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(1)	—	(1)
Net Change in Cash and Cash Equivalents	4	(6)	755	(38)	—	715
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$16	$—	$1,482	$71	$—	$1,569

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(39)	$(447)	$57	$1,728	$—	$1,299
Cash Flows from Investing Activities:
Capital expenditures	—	—	(307)	(592)	—	(899)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)		(83)
(Increase) decrease in restricted cash and securities, net	(25)	—	1	—	—	(24)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	3	—	3
Other	—	—	(14)	—	—	(14)
Net Cash Used in Investing Activities	(25)	—	(320)	(672)	—	(1,017)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	3,947	—	—	—	3,947
Payments on and repurchases of long-term debt and capital leases	(313)	(3,780)	(1)	(8)	—	(4,102)
Increase (decrease) due from/to affiliates, net	383	281	516	(1,180)	—	—
Net Cash Provided by (Used in) Financing Activities	70	448	515	(1,188)	—	(155)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(16)	—	(16)
Net Change in Cash and Cash Equivalents	6	1	252	(148)	—	111
Cash and Cash Equivalents at Beginning of Period	7	5	307	261	—	580
Cash and Cash Equivalents at End of Period	$13	$6	$559	$113	$—	$691

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

As of September 30, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in that subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million to adjust the Venezuelan subsidiary's assets and liabilities to estimated fair value in the third quarter of 2015. The Company's financial results do not include the operating results of its Venezuelan subsidiary subsequent to September 30, 2015. Any dividends from the Company's Venezuelan subsidiary are recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying unaudited Consolidated Financial Statements and additional discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Venezuela Effects" in Results of Operations.

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

The Company has historically provided a valuation allowance to reduce its U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized; however, in the fourth quarter of 2015, the Company released the majority of its valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future earnings. Given the Company’s current level of pre-tax income, and assuming the Company maintains this current level of pre-tax income at a minimum, the Company expects to generate income before taxes in the United States in future periods at a level that would fully utilize its U.S. federal and the majority of its state net operating loss carryforward balances. The Company continues to maintain a valuation allowance of approximately $0.9 billion as of September 30, 2016, against net deferred tax assets, primarily in non-U.S. and certain of its state jurisdictions where it does not currently believe that the realization of its deferred tax assets is more likely than not.

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
The Company had a valuation allowance on many of its non-U.S. jurisdictions as of September 30, 2016. The Company monitors its cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of its valuation allowance. In the second quarter of 2016, the Company recognized approximately $40 million net income tax benefit related to the release of its German deferred tax valuation allowance. The release was driven by recapitalization of the Company’s German subsidiary, as a result of which management projects future profitability of that business. In the third quarter of 2016, the Company also recognized approximately $7 million net income tax benefit related to the release of its deferred tax valuation allowance primarily in Mexico.
As the Company expects to generate income before taxes in certain of its non-U.S. jurisdictions in future periods and based on the anticipated level of future profitability, it is reasonably possible that it could release a relatively insignificant portion of the valuation allowance related to certain of its non-U.S. deferred tax assets in the remaining three months of 2016.
Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

Refer to Item 7 of the Company's Form 10-K for the year ended December 31, 2015 for a description of the Company's other critical accounting policies.

Results of Operations for the Three and Nine Months Ended September 30, 2016 vs. 2015

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Revenue	$2,033	$2,062	(1)%	$6,140	$6,176	(1)%
Network access costs	675	706	(4)%	2,045	2,125	(4)%
Network related expenses	337	369	(9)%	1,014	1,088	(7)%
Depreciation and amortization	319	296	8%	930	872	7%
Selling, general and administrative expenses	348	364	(4)%	1,061	1,098	(3)%
Total Costs and Expenses	1,679	1,735	(3)%	5,050	5,183	(3)%
Operating Income	354	327	8%	1,090	993	10%
Other Income (Expense):
Interest income	1	—	NM	3	1	NM
Interest expense	(139)	(145)	(4)%	(414)	(490)	(16)%
Loss on modification and extinguishment of debt	—	—	NM	(40)	(163)	(75)%
Venezuela deconsolidation charge	—	(171)	NM	—	(171)	NM
Other, net	1	6	(83)%	(14)	(21)	(33)%
Total Other Expense	(137)	(310)	(56)%	(465)	(844)	(45)%
Income Before Income Taxes	217	17	NM	625	149	NM
Income Tax Expense	(74)	(16)	NM	(198)	(39)	NM
Net Income	$143	$1	NM	$427	$110	NM

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$412	$426	(3)%	$1,289	$1,316	(2)%
North America - Enterprise Channel	1,160	1,125	3%	3,489	3,320	5%
EMEA - Wholesale Channel	61	70	(13)%	189	210	(10)%
EMEA - Enterprise Channel	121	141	(14)%	375	413	(9)%
Latin America - Wholesale Channel	37	45	(18)%	113	141	(20)%
Latin America - Enterprise Channel	139	138	1%	378	414	(9)%
Total Core Network Services Revenue	1,930	1,945	(1)%	5,833	5,814	—%
Wholesale Voice Services	103	117	(12)%	307	362	(15)%
Total Revenue	$2,033	$2,062	(1)%	$6,140	$6,176	(1)%

Revenue by Service and Product Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change %	2016	2015	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$147	$152	(3)%	$458	$457	—%
Transport and Fiber	577	590	(2)%	1,731	1,761	(2)%
IP and Data Services	910	905	1%	2,743	2,682	2%
Voice Services (Local and Enterprise)	296	298	(1)%	901	914	(1)%
Total Core Network Services Revenue	1,930	1,945	(1)%	5,833	5,814	—%
Wholesale Voice Services	103	117	(12)%	307	362	(15)%
Total Revenue	$2,033	$2,062	(1)%	$6,140	$6,176	(1)%

Revenue decreased 1% to $2.033 billion in the three months ended September 30, 2016 compared to $2.062 billion in the same period of 2015 and decreased 1% to $6.140 billion in the nine months ended September 30, 2016 compared to $6.176 billion in the same period of 2015. Core Network Services revenue decreased 1% in the three months ended September 30, 2016, compared to the same period in 2015, consisting of a $16 million increase in enterprise channel revenue, partially offset by a $31 million decrease in wholesale channel revenue. Core Network Services revenue remained essentially flat at $5.833 billion in the nine months ended September 30, 2016, compared to the same period in 2015, although enterprise channel revenue increased $95 million, partially offset by a $76 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $35 million and $169 million in North America in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, primarily due to growth in VPN services provided to enterprise customers offset by an increase in churn from a number of smaller customers during the three months ended September 30, 2016. This growth was partially offset by Latin America, where enterprise channel revenue was essentially flat and declined $36 million in the three and nine months ended September 30, 2016, respectively, compared to the same period of 2015, primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $20 million and $57 million, respectively. Enterprise channel revenue in EMEA decreased $20 million and $38 million in the three and nine months ended September 30, 2016, respectively, compared to the same period of 2015, primarily due to the effect of the stronger U.S. dollar against European currencies and decreased U.K. Government revenue.

Wholesale channel revenue decreased $8 million and $28 million in Latin America in the three and nine months ended September 30, 2016, compared to the same period in 2015, respectively, primarily due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary of $5 million and $15 million, respectively, and the strengthening of the U.S. dollar against local currencies through the nine months ended September 30, 2016 compared to the exchange rates in the first nine months of 2015. North America wholesale channel revenue decreased $14 million and $27 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, primarily due to industry consolidation that took place over the last couple of years that caused increased customer disconnects. EMEA wholesale channel revenue decreased $9 million and $21 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, primarily due to certain large disconnects and the strengthening of the U.S. dollar against local currencies through the nine months ended September 30, 2016 compared to the exchange rates in the first nine months of 2015.

From a service and product offering perspective, the Company continued to grow its IP and data services by $5 million and $61 million, in the three and nine months ended September 30, 2016, respectively, compared to the same period of 2015, driven primarily by end user customer demand for VPN and bandwidth in the enterprise channel; however, this growth was partially offset by a decrease of $17 million and $47 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary. Colocation and Datacenter Services decreased $5 million and remained essentially flat, for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, primarily due to a decrease of $3 million and $11 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary. The nine months ended September 30, 2016 was also favorably affected by higher dispute settlements when compared to the same period in 2015. Transport and Fiber revenue decreased $13 million for the three months ended September 30, 2016 compared to the same period in 2015. Transport and Fiber revenue declined $30 million for the nine months ended September 30, 2016 compared to the same period in 2015 driven by Private Line, and decreases of $5 million and $14 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, due to the effect of the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary, partially offset by increases in Wavelengths and Dark Fiber. Voice Services declined $2 million and $13 million in the three and nine months ended September 30, 2016, respectively, compared to the same period of 2015, due to competitive pressures.

Wholesale Voice Services revenue decreased by a total of $14 million and $55 million, in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, primarily due to competitive pressures caused by industry consolidation and the Company's focus on maintaining or growing Wholesale Voice Services profitability.

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

Network Access Costs as a percentage of total revenue was 33% in both of the three and nine months ended September 30, 2016, respectively, compared to 34% in both of the same periods of 2015. The decrease in both periods is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services. Additionally, the Company continues to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs.

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

Network Related Expenses decreased to $337 million in the three months ended September 30, 2016, from $369 million in the three months ended September 30, 2015. The decrease was primarily related to decreased employee-related expenses of $14 million as the Company continuously evaluates opportunities to drive greater operational efficiencies to meet the needs of its business and to drive it closer to its customers. Additionally, in the third quarter of 2015, the Company implemented certain workforce reductions, resulting in approximately $8 million of restructuring charges recorded in Network Related Expenses.
Network Related Expenses decreased to $1,014 million in the nine months ended September 30, 2016, from $1,088 million in the nine months ended September 30, 2015. The decrease was primarily related to decreased employee-related expenses of $44 million and facilities and network-based expenses of $23 million as the Company continued to optimize its workforce and facilities. As noted above, the nine months ended September 30, 2015 also includes approximately $8 million of restructuring charges recorded in Network Related Expenses.
Depreciation and Amortization increased 8% to $319 million in the three months ended September 30, 2016 from $296 million in the same period of 2015. The increase is primarily attributable to $25 million of depreciation and amortization charges associated with additional capital expenditures primarily driven by increased demand for dark fiber and wavelength services, net of fully depreciated assets, partially offset by $2 million of foreign currency exchange rate changes in EMEA and Latin America.
Depreciation and Amortization increased 7% to $930 million in the nine months ended September 30, 2016 from $872 million in the same period of 2015. The increase is primarily attributable to $72 million of depreciation and amortization charges associated with additional capital expenditures primarily driven by increased demand for dark fiber and wavelength services, net of fully depreciated assets, partially offset by $14 million of foreign currency exchange rate changes in EMEA and Latin America.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses decreased 4% to $348 million in the three months ended September 30, 2016 compared to $364 million in the same period of 2015 and 3% to $1,061 million in the nine months ended September 30, 2016 compared to $1,098 million in the same period of 2015. The decrease in the three months ended September 30, 2016 was primarily related to certain workforce reductions the Company implemented in the third quarter of 2015, resulting in approximately $16 million of restructuring charges recorded in SG&A expenses and the timing of certain marketing events of $5 million. The decrease in the nine months ended September 30, 2016 was primarily related to decreased employee-related expenses of $16 million as the Company continued to drive greater operational efficiencies as well as the timing of certain marketing events and other expenses for $16 million. In the nine months ended September 30, 2016, the Company also released an accrual for an assessment of $8 million and associated interest of $7 million corresponding to Peruvian tax litigation. See Note 10 — Commitments, Contingencies and Other Items in the notes to unaudited Consolidated Financial Statements for additional information. Additionally, as noted above, in the third quarter of 2015, the Company implemented certain workforce reductions, resulting in approximately $16 million of restructuring charges recorded in SG&A expenses. These decreases were partially offset by an increase in non-cash stock-based compensation of $8 million and $26 million for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, is related to outperform stock appreciation rights ("OSO"), performance restricted stock units ("PRSU"), restricted stock units, and shares issued for the Company’s matching contribution to its 401(k) plan. Non-cash stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $43 million and $34 million, respectively. Non-cash stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $121 million and $92 million, respectively. The increase for the nine months ended September 30, 2016 compared to the same period of 2015 was primarily related to additional grants of restricted stock units and PRSUs in April and July of 2015 and April and July of 2016, partially offset by a reduction in OSOs as these awards became fully vested in 2016, and a reduction in expense relating to the matching contribution to the 401(k) plan. Approximately $37 million and $29 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended September 30, 2016 and 2015, respectively, and approximately $104 million and $78 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the nine months ended September 30, 2016 and 2015, respectively. Approximately $6 million and $5 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended September 30, 2016 and 2015, respectively, and approximately $17 million and $14 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the nine months ended September 30, 2016 and 2015, respectively.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by the Company along with Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net Income	$143	$1	$427	$110
Income Tax Expense	74	16	198	39
Total Other Expense	137	310	465	844
Depreciation and Amortization	319	296	930	872
Non-Cash Stock Compensation Attributable to Stock Awards	43	34	121	92
Adjusted EBITDA	$716	$657	$2,141	$1,957

North America	$784	$760	$2,415	$2,267
EMEA	56	63	162	176
Latin America	80	78	218	237
Unallocated Corporate Expenses	(204)	(244)	(654)	(723)
Adjusted EBITDA	$716	$657	$2,141	$1,957

Adjusted EBITDA was $716 million in the three months ended September 30, 2016 compared to $657 million in the same period of 2015 and $2.141 billion in the nine months ended September 30, 2016 compared to $1.957 billion in the same period of 2015. The increase in Adjusted EBITDA is attributable to growth in the Company’s higher incremental profit Core Network Services revenue and continued improvements in network access costs as a percentage of revenue and lower network related and SG&A Expenses, partially offset by lower wholesale voice revenue and the September 30, 2015 deconsolidation of the Company's Venezuelan subsidiary, which had Adjusted EBITDA of $16 million and $46 million for the three and nine months ended September 30, 2015, respectively. See Note 9 — Segment Information in the notes to unaudited Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased $24 million and $148 million in the North America region in the three and nine months ended September 30, 2016, compared to the same periods of 2015, respectively,

primarily due to increased Core Network Services revenue of $21 million and $142 million, partially offset by wholesale voice revenue in the three and nine months ended September 30, 2016, as discussed further above, and initiatives resulting in reduced fixed and variable network access costs. Network access costs decreased $15 million and $39 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015.

Adjusted EBITDA decreased $7 million and $14 million in the EMEA region in the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015 as a result of the $29 million and $59 million decreases in Core Network Services revenue in the three and nine months ended September 30, 2016, respectively, as discussed further above. Network access costs in EMEA decreased $12 million and $24 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. EMEA Adjusted EBITDA was effected by initiatives that reduced fixed and variable network access costs.

Adjusted EBITDA increased $2 million in the Latin American region in the three months ended September 30, 2016, compared to the same period in 2015 primarily due to the network access costs efficiencies noted below, partially offset by $16 million decrease from the deconsolidation of the Company's Venezuelan subsidiary on September 30, 2015. Adjusted EBITDA decreased $19 million in the Latin American region in the nine months ended September 30, 2016, compared to the same period of 2015, respectively, primarily as a result of the $46 million decrease in connection with the deconsolidation of the Company's Venezuelan subsidiary on September 30, 2015, and the effect of the stronger U.S. dollar against Latin American currencies. Adjusted EBITDA was favorably affected by initiatives that reduced fixed and variable network access costs. Excluding our Venezuelan subsidiary, network access costs decreased $1 million and $6 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015.

Interest Expense decreased 4% to $139 million in the three months ended September 30, 2016 from $145 million in the same period of 2015 and 16% to $414 million in the nine months ended September 30, 2016 from $490 million in the same period of 2015. Interest expense decreased primarily due to a lower weighted average interest cost of debt of 4.7% at September 30, 2016 compared to 5.1% at September 30, 2015 due to refinancing activities in 2015 and 2016.

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

Other, net was $1 million of income in the three months ended September 30, 2016 compared to $6 million of income in the same period of 2015 and $14 million of expense in the nine months ended September 30, 2016 compared to $21 million of expense in the same period of 2015. The decreases in Other, net in the nine months ended September 30, 2016 and 2015 was primarily due to lower foreign currency losses attributable to the appreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $74 million in the three months ended September 30, 2016 compared to $16 million in the same period of 2015 and $198 million in the nine months ended September 30, 2016 compared to $39 million in the nine months ended September 30, 2015. Income tax expense in the three months ended September 30, 2016 consists of a $7 million net benefit related to the release of its deferred tax valuation allowance primarily in Mexico, a $10 million net benefit related to the early adoption of ASU 2016-09, $6 million of tax expense related to tax rate changes, $12 million of taxes in non-U.S. jurisdictions and $73 million of deferred tax expense primarily due to utilization of the Company's U.S. federal net operating loss carryforwards. Income tax expense in the nine months ended September 30, 2016 consists of a $47 million net benefit related to the release of its deferred tax valuation allowance primarily in Germany and Mexico, a $21 million net benefit related to the early adoption of ASU 2016-09, $6 million of tax expense related to tax rate changes, $38 million of taxes in non-U.S. jurisdictions and $222 million of deferred tax expense primarily due to utilization of the Company's U.S. federal net operating loss carryforwards. The Company's effective tax rate is lower than the statutory rate primarily due to the income tax benefit on the foreign valuation allowance releases, the early adoption of ASU 2016-09, partially offset by limitations on certain deductions, tax rate changes as well as inability to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions and other discrete items. The income tax expense in the three and nine months ended September 30, 2015 is primarily related to taxes in non-U.S. jurisdictions.

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

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. The Company expects that this condition will continue for the foreseeable future. Additionally, government regulations affecting the Company's ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in the Company's ability to control key operational decisions has resulted in a lack of control over the Company's Venezuelan subsidiary for U.S. accounting purposes. Therefore, the Company concluded it no longer met the accounting criteria for consolidation and deconsolidated its Venezuelan subsidiary effective as of September 30, 2015 and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from its Venezuelan subsidiary. The factors that led to the Company's conclusions at the end of the third quarter of 2015 continued to exist through the end of the third quarter of 2016. Any dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash in U.S. dollars. While the Company does not expect to enter into material transactions with its subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed, the Company would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting its results of operations. Please see Note 1 to the accompanying unaudited Consolidated Financial Statements. Prior to the deconsolidation, the Company's operations in Venezuela accounted for approximately 1% of consolidated total revenue for the nine months ended September 30, 2015 and approximately 3% of consolidated operating income for the same period.

Financial Condition— For the Nine Months Ended September 30, 2016 and 2015

Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$1,786	$1,299	$487
Net Cash Used in Investing Activities	(1,016)	(1,017)	1
Net Cash Used in Financing Activities	(54)	(155)	101
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	(16)	15
Net Change in Cash and Cash Equivalents	$715	$111	$604

Operating Activities

Cash provided by operating activities was $1,786 million for the nine months ended September 30, 2016 compared to cash provided by operating activities of $1,299 million in the same period of 2015. The increase in cash provided by operating activities was primarily due to increased net income, a decrease in cash used for working capital, and reduced cash interest paid. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses, and capital expenditures.

Investing Activities

Cash used in investing activities was flat in the nine months ended September 30, 2016 compared to the same period of 2015 primarily as a result capital expenditures, which totaled $1,028 million in the nine months ended September 30, 2016 and $899 million in the same period of 2015. The nine months ended September 30, 2015 was also negatively impacted by the cash related to the deconsolidated Venezuela operations of $83 million.

Financing Activities

Cash used in financing activities of $54 million in the nine months ended September 30, 2016, decreased compared to $155 million used in financing activities in the same period of 2015. See Note 6 - Long-Term Debt in the notes to the unaudited Consolidated Financial Statements for more details regarding the Company's debt transactions during the nine months ended September 30, 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2016 was a reduction in cash of $1 million. The effect of exchange rates on cash and cash equivalents of $16 million in the nine months ended September 30, 2015 was primarily due to the fluctuations of the U.S. dollar against currencies in EMEA and Latin America, including Venezuela prior to its deconsolidation.
Liquidity and Capital Resources

The Company had $1.569 billion of cash and cash equivalents on hand at September 30, 2016. The Company also had $39 million of current and non-current restricted cash and securities at September 30, 2016 used to collateralize outstanding letters of credit and certain performance and operating obligations of the Company and other deposits.
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
The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by the Company:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$1,786	$1,299	$487
Capital Expenditures	(1,028)	(899)	(129)
Free Cash Flow	$758	$400	$358

Free Cash Flow was $758 million for the nine months ended September 30, 2016 compared to $400 million for the same period of 2015, reflecting a $358 million improvement driven by $487 million of higher cash provided by operating activities offset by $129 million of higher spending on capital expenditures in the nine months ended September 30, 2016. For the full year 2016, the Company expects to generate Free Cash Flow of $1.0 to $1.1 billion.

Capital expenditures for 2016 are expected to be approximately 16% of revenue, up from 15% of revenue in 2015 as the Company invests in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on the Company's expectation that the project will eventually lead to incremental revenue.

Net cash interest payments are expected to decrease to approximately $510 million in 2016 from $668 million in 2015 based on current interest rates on the Company's debt outstanding as of September 30, 2016.

As of September 30, 2016, the Company had contractual debt obligations, including capital lease obligations, and excluding interest, discounts on debt issuance, debt issuance costs, and fair value adjustments, of $2 million that mature in the remaining three months of 2016, $7 million in 2017 and $307 million in 2018.

The Company currently has the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. Level 3 does not currently intend to repatriate to the United States any of its foreign cash and cash equivalents from operating entities outside of Latin America. The Company has no material restrictions on its ability to repatriate to the United States foreign cash and cash equivalents. The Company had approximately $28 million of non-U.S. denominated cash and cash equivalents at September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Level 3 is subject to market risks arising from changes in interest rates. As of September 30, 2016, the Company had borrowed a total of approximately $4.9 billion primarily under a Senior Secured Term Loan (excluding discounts and debt issuance costs) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on the variable rate instruments at September 30, 2016 was approximately 3.8%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus
LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The market 2-Month and 3-Month LIBOR rates for the senior secured credit facility was approximately 0.65% and 0.85% at September 30, 2016, respectively, which were below the fixed minimum rates. Declines in LIBOR below the fixed minimum rates or increases up to the fixed minimum rates do not affect the Company's annual interest expense. A hypothetical increase in LIBOR by 1% point would increase the Company's annual interest expense on all of its variable rate instruments by approximately $44 million as of September 30, 2016.

At September 30, 2016, the Company had $6.1 billion (excluding discounts and debt issuance costs) of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit the Company with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require the Company to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 10 — Commitments, Contingencies and Other Items, to our unaudited Consolidated Financial Statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2015, which could materially affect Level 3’s business, financial condition or future results. The risks described herein and in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results. The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2015 have not materially changed other than as highlighted below in connection with the execution of the Merger Agreement with CenturyLink, Merger Sub 1, and Merger Sub 2.
Our pending merger with CenturyLink may cause disruption to our business.
On October 31, 2016, we entered into an agreement and plan of merger with CenturyLink, pursuant to which the Company will, subject to the satisfaction or waiver of the stated closing conditions, merge with a wholly owned subsidiary of CenturyLink in a stock-and-cash transaction. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger and restricts us, without CenturyLink’s consent, from taking certain specified actions until the merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows. The pursuit of the merger and the preparation for the integration of our business with CenturyLink’s business may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We could also be subject to litigation related to the CenturyLink merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the CenturyLink merger, and many of these fees and costs are payable regardless of whether or not the CenturyLink merger is consummated.
Uncertainty regarding the completion of the CenturyLink merger may cause customers to delay or defer decisions concerning us and may adversely affect our ability to attract and retain key employees.
The CenturyLink merger will be consummated only if stated conditions are met, including, among others, the approval and adoption of the Merger Agreement and approval of the merger by our stockholders, the approval of CenturyLink’s proposed stock issuance in connection with the CenturyLink merger by CenturyLink’s shareholders and the receipt of regulatory approvals. Many of the conditions are beyond our control. As a result, there may be uncertainty regarding the completion of the CenturyLink merger. This uncertainty, along with potential customer uncertainty regarding the service to be provided by the combined company following the CenturyLink merger, may cause customers to delay or defer decisions concerning purchases from us or affect our customer retention initiatives, which could negatively affect our revenue, earnings and cash flow, regardless of whether the CenturyLink merger is ultimately completed.
Uncertainty regarding the completion of the CenturyLink merger may also foster uncertainty among employees about their future roles. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or desire not to remain with the combined company following the combination. This may adversely affect our ability to attract and retain key management, sales, marketing, operational and technical personnel, which could have an adverse effect on our ability to generate revenue at anticipated levels prior to the completion of the CenturyLink merger.
Our pending merger with CenturyLink is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the CenturyLink merger and the transactions contemplated thereby could have material and adverse effects on us.
The completion of our pending merger with CenturyLink is subject to a number of conditions, including the receipt of required regulatory approvals, the approval and adoption of the Merger Agreement and the approval of the CenturyLink merger by our stockholders, and the approval of CenturyLink’s stock issuance in connection with the CenturyLink merger by CenturyLink’s shareholders, which make the completion and timing of the completion of the CenturyLink merger uncertain. Also, either we or CenturyLink may terminate the Merger Agreement if the CenturyLink merger has not been completed by October 31, 2017 (subject to extension to January 31, 2018 under certain circumstances) unless the failure of the CenturyLink merger to be completed has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations.
If the CenturyLink merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the CenturyLink merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the CenturyLink merger, including the following:

•
We may be required to pay to CenturyLink a termination fee of $737.5 million (less any previously reimbursed expenses), and in some cases, expenses of CenturyLink up to $75 million if the CenturyLink merger is terminated under qualifying circumstances, as described in the Merger Agreement;

•
We will be required, subject to certain exceptions, to pay our costs relating to the CenturyLink merger, such as financial advisor, legal, accounting and printing fees, whether or not the CenturyLink merger is completed;

•	Time and resources committed by management to matters relating to the CenturyLink merger (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities;

•	The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the CenturyLink merger will be completed; and

•
If the Merger Agreement is terminated and our Board of Directors subsequently seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms that CenturyLink has agreed to in the CenturyLink merger.

The merger agreement contains provisions that could discourage a potential competing acquirer of the Company.
The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock or assets. In addition, before our board of directors withdraws, qualifies or modifies its recommendation of the proposed merger with CenturyLink or terminates the merger agreement to enter into a third-party acquisition proposal, CenturyLink generally has an opportunity to offer to modify the terms of the proposed merger. In some circumstances, upon termination of the merger agreement, we will be required to pay a termination fee of $737.5 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
3.1
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2016).

4.1
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

4.2
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

10.1	Level 3 Communications, Inc. Stock Incentive Plan.
12	Statements re computation of ratios.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	November 7, 2016	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer