Form 10-K
period 2016-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2017-02-24
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant approximated $15.008 billion based upon the closing price of the common stock as reported on the New York Stock Exchange as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	360,678,324 as of February 22, 2017

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

Portions of Our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
These statements regarding our pending acquisition by CenturyLink, Inc. include, among others, statements concerning:

•
the ability of the parties to timely and successfully receive the required approvals for the combination from regulatory agencies free of conditions materially adverse to the parties and from their respective shareholders; and

•	the possibility that the anticipated benefits from the proposed transaction cannot be fully realized or may take longer to realize than expected

These statements regarding our business include, among others, statements concerning:

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements;

•	our communications business, its advantages and our strategy for continuing to pursue our business;

•	anticipated development and launch of new services in our business;

•	anticipated dates on which we will begin providing certain services or reach specific milestones;

•	growth of the communications industry;

•	our integration of the operations of companies that we acquire and the anticipated benefits and synergies in connection with that acquisition; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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
On October 31, 2016, we and CenturyLink, Inc., a Louisiana corporation (“CenturyLink”), entered into a Merger Agreement pursuant to which Wildcat Merger Sub 1 LLC, a wholly owned subsidiary of CenturyLink, will merge with and into Level 3 (the “Initial Merger”) with Level 3 continuing as the surviving corporation and, immediately following the Initial Merger, the surviving corporation will merge with and into WWG Merger Sub LLC, another wholly owned subsidiary of CenturyLink, with WWG Merger Sub LLC continuing as the surviving company (together with the Initial Merger, the “CenturyLink Acquisition”). The combined company will have the ability to offer CenturyLink’s larger enterprise customer base the benefits of our global footprint with a combined presence in more than 60 countries. In addition, the combined company will be positioned to further enhance the scope and transmission speeds of its broadband infrastructure.
If the CenturyLink Acquisition is completed, our stockholders will have the right to receive $26.50 in cash and 1.4286 shares of CenturyLink common stock for each share of Level 3 common stock they own at the effective time of the Initial Merger (the “exchange ratio”), with cash paid in lieu of fractional shares. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing of the combination. Based on the closing price of CenturyLink common stock on the New York Stock Exchange of $28.25 on October 26, 2016, the last trading day before public reports of a possible transaction, the merger consideration represented approximately $66.86 of aggregate value for each share of Level 3 common stock.
The descriptions of our business in this Form 10-K do not assume that the CenturyLink Acquisition has been completed. However we do describe certain risk factors associated with the pending transaction below under Item 1A, “Risk Factors.”

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
As of December 31, 2016, we had approximately 12,600 total employees. We believe that our success depends in large part on our ability to attract and retain qualified employees.
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

Business Overview, Vision and Strategy
Level 3’s vision is to be the trusted connection to the networked world. We seek to achieve this vision by focusing on:

•
maximizing the value of our network for our customers by expanding the breadth and depth of our local to global network, and connecting our customers to their digital ecosystem of data and applications, which we refer to as “digital transformation;”

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
Today’s market drivers can be broken into three categories as they pertain to our core business strategy:

•
Growth. We expect digital data creation and the associated demand for bandwidth to keep growing, as business relationships and supply chains become increasingly digital, and end users increasingly expect to be able to access their data and applications anytime and anywhere. Cloud application adoption continues to grow for all businesses, especially our enterprise customers. Mobility and Internet connected device proliferation continue to increase the rate at which content - especially video - is consumed, which in turn results in increased demand for higher bandwidth to enable that delivery and consumption. A rapidly increasing number of smart homes, cars, and everyday objects are getting connected to the network (the “Internet of Things”), further increasing demand for scalable and secure bandwidth. Globalization trends continue as customers look for growth from emerging markets, particularly with respect to enterprise customers. Additional opportunities for growth are present as a result of changing regulatory requirements in industries such as healthcare, consumer privacy, and financial services.

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
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since subsea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 37,500 route miles of undersea fiber optic cables around the world. In addition, as we have points of presence (PoPs) in Asia, Africa and Australia, we have also purchased capacity on others’ undersea cables to allow us to offer services in those regions despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business - Our Communication Network” below.
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

•
Transport and fiber services, which includes services such as wavelengths and private line services (transoceanic, backhaul, intercity, metro and unprotected private line services) as well as dark fiber in both our intercity and metropolitan networks;

•
Voice and collaboration services, which includes enterprise or business voice services, wholesale VoIP component services, wholesale voice origination and termination services, voice, web and video conferencing and collaboration services; and

•
Colocation and data center services, which offer high quality data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment along with value-added services such as Managed Network Services and Managed Security, including protection against Distributed Denial of Service (DDoS) attacks.

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

•
Significant Metropolitan Network Platform. As of December 31, 2016, we have metropolitan fiber networks in approximately 350 markets in North America, Europe and Latin America, which currently contain approximately 69,000 route miles. The number of route miles may change in the future as we continue to optimize our network routes. Our metropolitan networks enable us to connect directly to points of traffic aggregation and customer locations and reduce our costs for the termination of our customers’ communications traffic on other carriers’ networks.

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

•
Level 3 SM E-Line services offers a secure, high-performance network solution that enables voice, video and data applications. With end-to-end availability, class of service, and latency service level commitments customers can rely on Level 3 E-Line service as the foundation for delivering applications such as high-performance computing, data replication, storage and archival, business continuity, voice communications and video conferencing.

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

•
Adaptive Network Control Solutions provide added capabilities that are layered on to network services to provide greater visibility, flexibility and control of applications traffic traversing your Metro or Wide Area Network:

•
Enhanced Management is real time visibility of end-to-end network performance metrics to assist planning, trouble shooting and fine tuning your network for optimal performance. Available for all managed locations and backed by comprehensive service level agreements.

•	Dynamic Capacity, which is the ability to make real-time bandwidth adjustments via our MyPortal customer portal to address fluctuating traffic demands.

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

•
SIP Trunking. SIP Trunking is an IP-based local phone service offered to medium and large enterprises as a replacement for traditional fully featured enterprise TDM voice services. SIP Trunking allows customers with an IP PBX to manage calls to and from the PSTN without having to purchase traditional access lines dedicated to voice.

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

•
Web Conferencing. Our Ready-Access Web Meeting is fully integrated with ReadyAccess audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features. Live Meeting service uses technology licensed from Microsoft®

to allow multiple attendees to participate in meetings using only their computer, a phone, and an Internet connection. We have integrated Ready-Access as an audio conferencing component into Live Meeting.

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

•
Security Services. Also reported in this category, Level 3 Network-Based Security Solutions use our expansive view of the threat landscape to enable customers to address the escalating risk of cyber-attacks. The solutions allow customers to create a secure network, safeguard brand value, enable business continuity, and avoid complexity and cost. Our Security Services include: Adaptive Network Security, a fully managed and maintained cloud-based network security option to protect all layers of the enterprise including intrusion protection, data loss protection and Web content filtering; Adaptive Threat Intelligence, which provides actionable threat intelligence for a customer’s network, automatically identifying and prioritizing risks in a tailored portal or integrated into a customer security information and event management, or SIEM; network-based Distributed Denial of Service (DDoS) Mitigation, which protects against internet-based DDoS attacks; and Professional Security Services for governance, risk management, and compliance. Security Services are sold stand-alone or in conjunction with Data Services.

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
Our Distribution Strategy
Our customers generally include the following types of customers: Enterprises (including Content and Government customers) and Wholesale. Our enterprise customers include:

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
To implement our strategy and reach our target large, multinational enterprise customers, we have a Global Account Management team, which operates across our regions. In North America we also have a General Manager sales model to target enterprises that are not Global Account Management accounts and government customers, where sales leaders manage sales, sales support, marketing, service delivery, service assurance, network planning and financial personnel. In North America, we also use an inside or call center based sales force, and indirect sales channels of third-party agents to reach our target customers.
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
For the year ended December 31, 2016, our top ten communications customers represented approximately 16% of our total revenue.
For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
Our Communications Network
Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities. As of December 31, 2016, our network encompasses:

•	approximately 106,000 intercity route miles in North America, Europe and Latin America;

•	metropolitan fiber networks in approximately 350 markets containing approximately 69,000 route miles;

•	approximately eight million square feet of Gateway and transmission facilities in North America, Europe and Latin America;

•	more than 360 colocation and data center facilities globally;

•	approximately 37,500 route miles of subsea optical fiber cable systems; and

•	more than 60 countries in service around the world.

Terrestrial Intercity Networks. Our intercity network covers approximately 70,000 route miles in North America, 26,000 route miles in Europe, and 10,000 route miles in Latin America as of December 31, 2016. We may eliminate specific routes or duplicate routes as we continue to look at opportunities to optimize our cost structure and remove unnecessary cost. Our intercity network generally includes the following characteristics:
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
Local Market Infrastructure. Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateways to buildings housing communications intensive end users, enterprise customers and traffic aggregation points-including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, cable head-ends, wireless providers’ facilities and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers’ locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. As of December 31, 2016, we had approximately 59,000, 3,200 and 6,800 route miles of metropolitan fiber networks in North America, Europe and Latin America, respectively, and had operational, facilities based, local metropolitan networks in 229, 59, 52 and 2 markets in North America, Europe, Latin America and Asia, respectively. We may eliminate specific and/or duplicate routes as we continue to look at opportunities to reduce and/or optimize our network cost structure.
We operate approximately eight million square feet of space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3’s network generally through dual, fault tolerant connections. As of December 31, 2016, we had more than 250 colocation facilities in North America, approximately 90 colocation facilities in Europe, and approximately 15 colocation facilities in Latin America.
Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.
Transoceanic Networks. We own a number of subsea fiber optic cable systems, including Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network and each of AC-1 and Yellow (AC-2) consists of four fiber strand pairs. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America including an extension into Colombia. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica.

We also own capacity in the TAT-14 transatlantic cable system. In 2016 we purchased and lit a fiber pair on the Apollo South cable system. We also are an owner of the Japan-US cable system, (were an owner on the China-US cable system which retired in December 2016), an indefeasible right of use, or IRU, holder on the Southern Cross cable system extending from Australia to California, as well as an owner of the Americas II cable extending from Florida to Brazil, and an IRU holder on the Arcos system in the Caribbean. We also own a share in the Hawaiian Inter Island Fiber Network (HIFN). In addition, we own capacity on the Global Cloud Exchange transatlantic system Flag Atlantic-1 and capacity on the Hibernia transatlantic cable system and also the Apollo North cable system.
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
Our Patent Portfolio
Through acquisitions and through our own research and development, as of December 31, 2016, we have more than 1,400 patents and patent applications in the United States and around the world. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.
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

Competition
The communications industry has been and remains highly competitive. In the late 1990s and the early 2000s, significant new capacity was deployed by both existing and new entrants. This oversupply led to a period of financial restructuring and industry consolidation. Given the significant economies of scale inherent in the communications industry, we believe further consolidation will occur such as CenturyLink’s acquisition of us and Verizon’s recently completed acquisition of XO.

Our primary competitors are long distance carriers, ILECs, CLECs, Post Telephone and Telegraphs, or PTTs, companies that operate Content Delivery Networks, or CDNs, and other companies such as cable companies, that provide communications services. The following information identifies some key competitors for each of our service offerings.
Our key competitors for our IP and data services include Verizon, AT&T, NTT, Tata and Cogent in North America, and BT, Orange, TeliaSonera and Tata in Europe. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For transport and fiber services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, CenturyLink, and Zayo. In Europe, our key competitors are other carriers such as PTT companies, BT, Orange, Vodafone, TeliaSonera, Colt, Interoute, KPN, Belgacom and Zayo. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For voice services our key competitors are other providers of communications services including AT&T, Verizon, CenturyLink, CLECs and national incumbent telecommunications carriers.
For our colocation and datacenter services, our key competitors are other facilities based communications companies, and other colocation providers such as web hosting companies and third-party colocation companies. In North America, these companies include Equinix, Terremark (Verizon), and CoreSite. In Europe, competitors include Equinix, Global Switch, InterXion, and Telehouse Europe. In Latin America, our largest competitors include Telefonica, Telmex, and IBM.
For CDN services, our key competitors include Akamai Technologies, Limelight Networks, Amazon, Edgecast Networks (Verizon), Fastly and CDNetworks.
For security services, our key competitors include Akamai, Verizon, CenturyLink, AT&T and Cloudflare.
In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T, Verizon and CenturyLink) and CLECs. In Europe, they include BT, Vodafone, Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
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
Regulation
U.S. Regulation
Federal Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international communications services. We have obtained FCC approval to land our transoceanic cables in the United States. We have also obtained FCC authorization to provide international services on a facilities and resale basis, as well as via various wireless licenses. Under the

Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The United States House of Representatives Energy and Commerce Committee continues to consider revising and updating the 1996 Act, including potential changes to the FCC, its jurisdiction, its operating procedures and its organizational structure. It is too early in this process for us to either predict any modifications that might be made to the 1996 Act as part of this process, their effects on us, or the pace at which this process may proceed.
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
In January 2005, the FCC commenced an examination of the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In this rulemaking, the FCC is reviewing both the price cap regime by which ILEC special access rates are set in most areas, as well as the “pricing flexibility” regime under which ILECs have obtained, in so-called “phase I” areas, the ability to enter into more individualized relationships with customers and to lower prices, and in so-called “phase II” areas, the ability to raise prices based upon certain threshold showings of the presence of competitors in a specific geographic and product market. In August 2012, the FCC froze further grants of pricing flexibility. In December 2012, the FCC issued an order stating that it will gather additional data on a mandatory basis from both providers and purchases of special access services so that it can conduct a comprehensive evaluation of the state of competition in the special access market. Responses to these additional, mandatory data requests were made in early 2015, but we cannot predict when or whether the FCC will complete its review of the data submitted, or what the outcome of its review will be. In 2016, the FCC prospectively limited certain tariff terms of price cap ILECs, known in the industry as “demand lock-up” terms. We cannot predict, however, whether these rulings will be challenged given the new makeup of the FCC following the 2016 U.S. Presidential election, and if challenged, what the result will be.
Network Neutrality and Open Internet. On February 26, 2015, the FCC adopted its most recent Open Internet order, the Open Internet Remand Order. The 2015 Order prohibits broadband providers from: blocking access to lawful content; impairing or degrading (also known as throttling) Internet traffic; prioritizing some content over other content in exchange for payment or other consideration; or unreasonably interfering with or disadvantaging the ability of users to access lawful content. The 2015 Order also provides the Commission with authority to hear complaints regarding interconnection disputes with broadband providers. The 2015 Order was challenged in court and, in an initial ruling, was upheld, but the appeal process is still on-going. There have also been a variety of legislative efforts to water down the 2015 Order, and the 2015 Order may be revisited given the new makeup of the FCC following the 2016 U.S. Presidential election. We cannot predict the outcome of such initiatives.
IP Interconnection. We have noted IP interconnection and congestion disputes with last mile bottleneck broadband providers, some of which historically refused to augment (or add) bandwidth at congested interconnection links between our respective networks (which is known to degrade the quality of third party content) without the payment of tolls unilaterally dictated by the broadband supplier. During 2015 and 2016, we concluded improved IP Interconnection agreements with several large broadband providers, some of which were announced publicly. We cannot predict at this time whether these arrangements will in all cases provide us with sufficient last mile interconnection capacity to avoid Internet congestion as the Internet continues to grow and/or when these agreements expire. The FCC’s current Open Internet rules provide Level 3 a forum to lodge interconnection disputes with the FCC for resolution, but how such disputes would be resolved, as well as the future of these Open Internet Rules, is unclear (see “Network Neutrality and Open Internet” discussion immediately above).
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
Intercarrier Compensation/VoIP. Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of intercarrier compensation disputes dealing with the rating of VoIP traffic. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to Level 3. Those clarifications were appealed, with the Court ruling that additional action by the FCC is required to sustain its prior findings. This initial ruling has been further appealed. At this time, we cannot predict the outcome of these appeals.
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
Pursuant to these measures, the licensing regime was replaced with one of general authorization, whereby all providers of electronic communication services, or ECS, are authorized by statute in all 28 EU countries to (1) build/maintain a network and (2) sell any form of ECS, other than mobile or broadcast services, without the need for an individual license. Accordingly, as for all communications providers, our existing licenses were canceled and replaced with statutory authorization, subject to various general conditions imposed by national regulatory authorities, or NRAs. NRAs continue to be responsible for issuing specific licenses in relation to radio spectrum.
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

In November 2015, the EU adopted Regulation EU 2015/2120 which, among other things set out new legislation in relation to open internet. The net neutrality provisions of this Regulation became effective at the beginning of the second quarter 2016. In 2015, the EU Commission also began a review of the entire suite of Directives and Regulations relating to the communications sector and proposals are currently under consideration with a view to agreeing any changes in sufficient time to have these transposed into Member State law by 2019.
Notwithstanding a synchronized approach to regulation in Europe, the implementation of the directives has not been uniform across the Member States of the European Union. Recognizing this concern, in November 2009, the EU also implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009), or BEREC. BEREC’s objective is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. From 2012 through 2016, BEREC adopted a common position on several issues of relevance, including wholesale local and broadband access, wholesale leased lines and net neutrality. BEREC’s work program for 2017 published in January 2017, identifies four key areas of focus: (1) promoting competition and investment, with a particular focus on promoting investment in infrastructure and preparing for market developments relating to IP applications; (2) ensuring NRA support for activities that promote the EU internal market, including the ongoing review of the regulatory framework (3) empowering and protecting end-users; and (4) improving the quality and efficiency of regulatory decision making.
United Kingdom ‘Brexit’
In June 2016, following a national referendum, the UK decided to cease its membership in the EU. The European Treaty sets out the legal process that must be followed to accomplish this departure, but has not yet been triggered. It is generally expected that the UK will remain a member of the EU until at least 2019. While there is likely to be little immediate effect for the company or its customers, the longer term implications are presently unclear.

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
Argentina
The regulatory framework of the Argentine telecommunications sector is changing. The
Argentine telecommunications sector is subject to national Law “Argentina Digital” No. 27,078 of
December 16, 2014 (the “ICT Law”) which replaced (i) former Law No. 19,798 (the former Telecommunications Law), as amended, which had governed the operation of telecommunications companies in Argentina since August 1972; and (ii) Decree No. 764/2000, as amended, which opened the Argentine telecommunications market to competition in September 2000, established rules for the granting of licenses for telecommunications services, interconnection, the management and control of the radio spectrum and a Universal Service Fund regime.
The ICT Law established that Law No. 19,798 and Decree No. 764/2000, its supplementary laws and decrees, will remain in full force and effect as long as they do not contradict the ICT Law and until the regulatory authority enacts the required new supporting regulatory framework.
On January 4, 2016, a Necessity and Urgency Decree No. 267/2015 (“Decree 267”) was published which basically: (i) partially amended the ICT Law; (ii) created a new control authority called the ENACOM (Ente Nacional de Comunicaciones) to replace the former authority (AFTIC), an entity under the jurisdiction of the Argentine Communications Ministry, that is in charge of the telecommunications and audiovisual communications industry; and (iii) created a special committee for the purpose of drafting a unified and updated new law that will replace the ICT Law (the “New ICT Law”).
Most relevant aspects to our business (such as the licensing processes, USF regime, interconnection regime and spectrum regime) set forth under the former Law No. 19,798 and Decree No. 764/2000, and its supplementary laws, continue in full force until the enactment of the New ICT Law. The special committee created by Decree 267 is expected to submit a new a bill of the New ICT Law to Congress during 2017.

Brazil
Law No. 9,472, of 16 July 1997, known as the General Telecommunications Law (“LGT”), provides for the organization of telecommunications services in Brazil (which includes the regulation of the performance, provision and use of services, and the implementation and operation of telecommunications networks, as well as the use of orbit resources and radio-frequency spectrums) and creates the National Telecommunications Agency (“ANATEL”), the regulatory agency, which shall act independently, impartially, legally, impersonally and publicly.
ANATEL has generally pursued a policy of market liberalization and supported a competitive telecommunications environment. In order to foster effective competition and prohibit economic concentration in the market, the agency may establish restrictions, limits or conditions for companies, or groups of companies, regarding obtaining and transferring concessions, permits and authorizations to render telecommunications’ services.
The convergence of services, the rapid changes in technology, the poor quality of telecommunication services being delivered to most of the population in the consumer market and the economic crisis in Brazil, among other factors, are leading ANATEL to consider a variety of changes to the current telecommunications regulation framework. During 2017, we expect several measures with significant changes in the regulatory model, thus promoting the unification of private and public regimes, a certain level of deregulation and quality of service obligations.

The Internet Civil Framework approved by Law 12.965/2014 provides for network neutrality and prohibits broadband providers from impairing or degrading (also known as throttling) Internet traffic to different Internet applications; prioritizing traffic or some content; or unreasonably interfering with or hindering the ability of users to access lawful content. The party responsible for the transmission, switching or routing has the duty to process, on an isonomic basis, any data packages, regardless of content, origin and destination, service, terminal or application and the legal discrimination or degradation of traffic, although still subject to further regulation, can only result from: (i) technical requirements essential to the adequate provision of services and applications; and (ii) prioritization of emergency services.

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
Costa Rica
Costa Rica was the last country in Central America to liberalize the telecommunications market. Following ratification of the free trade agreement between the US and Central American States, in 2007, through the enactment of the General Telecommunications Law in 2008, and the appointment of the Telecommunications Superintendence (“SUTEL”) as market regulator in 2009, Costa Rica consolidated the opening to competition of the telecommunications sector. SUTEL is an administrative body within the former Public Services Regulatory Authority (ARESEP) and as market regulator holds responsibilities such as: implementing policy and legislation, regulating the market entry by service providers and the services, imposing access and interconnection obligations, resolving intercarrier and unfair competition disputes, approving both retail tariffs (only if there are no effective competition conditions within the market) and adhesion contracts with end users, overseeing the universal service fund (FONATEL), and managing scarce resources, including numbers and radio spectrum. SUTEL also ensures compliance with consumer protections and promotes competition in the telecommunications sector.
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
Since 2015, there has also been an important reform process to the regulatory framework, implemented through the enactment of new regulations concerning subjects such as infrastructure sharing, quality of services, end user rights, pricing and tariffs, privacy of communications, universal access and services, among others.
Following a public consultation on the studies reviewing the conditions for competition in various telecommunications markets in Costa Rica, in December 2016, SUTEL declared effective competition in four of the telecommunications markets: International Telephony, Fixed Internet, International Roaming, and Telecommunications Transit. These markets thereon will no longer have a tariff regulation. The government determined that the Origination, Termination in individual fixed networks, Termination in individual mobile networks, and Fixed telephony markets do not present conditions for effective competition, and will therefore remain under tariff regulation. Lastly, SUTEL postponed the decision concerning the ‘Mobile Telecommunications’, ‘Access and Origination in a Mobile Network’, and ’Loop Unbundling’ markets to the first quarter of 2017.
On December 2016, SUTEL also published the official invitation for the tendering of 70 MHz of spectrum in the 1800 MHz and 1900/2100 MHz bands, intended for the provision of mobile telephony and mobile internet services.
Ecuador

A Law of Telecommunications was enacted in February of 2015. As a result, the organizational structure of public entities in Ecuador will changed with the creation of the Agency for the Regulation and Control of Telecommunications (“ARCOTEL”), which will be responsible for the planning, regulation and control of telecommunications services as well as spectrum management.
The Ministry of Telecommunications will remain in charge of the development of information and communication technologies in Ecuador. It issues policies and general plans and monitors their implementation. The Ministry also evaluates, coordinates and promotes actions to ensure equal access to services and the effective and efficient use thereof.
Mexico
In June, 2013, the Mexican government performed an integral amendment of the regime, through the enactment of a Constitutional Decree. Such Decree included the modification of the Mexican Constitution and several legislative measures that have been requiring a series of further regulations amending the main regulatory framework of the telecommunications industry. Some of the most important aspects set forth in the amendment are the following: (i) the Federal Institution of Telecommunications (“IFT”) was created as a constitutionally autonomous entity, replacing the existing Federal Telecommunications Commission (“COFETEL”), as the sole telecommunications regulatory body; and (ii) foreign investment was allowed with up to 100% in telecommunications and satellite communication services (previously capped at 49%) and up to 49% in broadcasting services (previously prohibited).
A telecommunications law was approved by the Federal Congress of Mexico and became effective on August 13, 2014.

The telecommunications sector in Mexico is regulated primarily by the IFT. Among other aspects, the IFT regulates the requirements for licensing public telecommunications networks, and the obligations of telecommunication companies in Mexico. Further, it manages licensing requirements for radioelectric spectrum, satellite geostationary orbits assigned to Mexico and its related spectrum, makes declarations of preponderant agents in the telecommunications and broadcasting sectors (more than 50% of the users, subscribers, audience, network traffic or used network capacity, measured on a national basis), analyzes the divestiture and restructuring plans submitted by Preponderant agents to reconsider their status and authorizations to commercialize telecommunications services.
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
The IFT may impose additional asymmetric regulations and specific obligations upon preponderant agents such as rates, quality, shared-use of infrastructure, rights of way and disaggregation of the local telecommunication network.
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
The enactment of the new law and the initial measures taken by the IFT in 2014 have increased the dynamism of the Mexican telecommunications market, in which the main players are moving faster and new players are emerging.
In 2016 the IFT issued the Guidelines for Collaboration with Justice which came into force on January 1, 2016, and brought about several new obligations for the telecommunications concessionaires and authorization holders. However, the implementation of such Guidelines is still not completely clear, as the IFT’s criterion is that every concessionaire and authorization holder is responsible for complying with the Guidelines, even when its technical and operative capabilities do not allow them to gather the information required by the Guidelines.

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
To provide telecommunications services, it is necessary to hold a license. Moreover, if the service also requires the assignment of spectrum, it is also necessary to have a concession. The Executive Branch grants licenses to broadcast and also grants assignments of spectrum with a fixed term. URSEC is entitled to grant licenses and concessions in all the remaining cases. The international long distance telephony is a closed market with approximately ten players operating in that market. Through our Uruguayan branch, we are licensed for data transmission services and as an international long distance service provider.
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
The Venezuelan government restricts the setting of fees for telecommunication services, limiting the ability of service providers to adjust their fees in response to Venezuela’s high inflation rate
Asian Regulation

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
ITEM 1A. RISK FACTORS
Forward Looking Statements
We, or our representatives, occasionally may make or may have made certain forward-looking statements, either orally or in writing, including without limitation statements made or to be made in this Form 10-K, our quarterly reports on Form 10-Q, information in other filings with the SEC, press releases and other public documents or statements. In addition, our representatives, occasionally, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like “plan,” “estimate,” “expect,” “anticipate,” “believe,” “intend,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods to identify forward-looking statements.
We wish to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, to ensure to the fullest extent possible the protections of the safe harbor established in the U.S. Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, this discussion of certain important factors that could cause actual results to differ materially from those projected in these forward-looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in a rapidly changing business, and new risk factors emerge from time to time.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. We cannot predict every risk factor, nor can we assess the effect, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward-looking statements that may be made occasionally, whether because of new information, future developments or otherwise, after the date they are made to conform the statements to actual results or changes in our expectations.
For more information about our results of operations and financial condition, see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing later in this Form 10-K.
Risks Related to our Pending Merger with CenturyLink
Our pending merger with CenturyLink may cause disruption to our business.
On October 31, 2016, we entered into an agreement and plan of merger with CenturyLink, pursuant to which we will, subject to the satisfaction or waiver of the stated closing conditions, merge with a wholly owned subsidiary of CenturyLink in a stock-and-cash transaction. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger and restricts us, without CenturyLink’s consent, from taking certain specified actions until the merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may affect our financial condition, results of operations and cash flows. The pursuit of the merger and the preparation for the integration of our business with CenturyLink’s business may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We are also subject to litigation related to the CenturyLink merger, which may result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the CenturyLink merger, and many of these fees and costs are payable regardless of whether or not the CenturyLink merger is consummated.
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

The merger agreement contains provisions that could discourage a potential competing acquirer.
The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock or assets. In addition, before our board of directors withdraws, qualifies or modifies its recommendation of the proposed merger with CenturyLink or terminates the merger agreement to enter into a third-party acquisition proposal, CenturyLink generally has an opportunity to offer to modify the terms of the proposed merger. In some circumstances, upon termination of the merger agreement, we will be required to pay a termination fee of $737.5 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Risks Related to our Business Operations
We need to increase Core Network Services revenue from the services we offer to realize our targets for financial and operating performance.

We must increase Core Network Services revenue at acceptable margins to realize our targets for financial and operating performance, including free cash flow. If:

•	we do not avoid excessive customer churn or improve our current relationships with existing key customers;

•	we cannot expand the available capacity on our network to meet our customers’ demands promptly; or

•	our customers determine to obtain these services from either their own network or from one of our competitors,

we may not increase or maintain either or both of our Core Network Services revenue at acceptable margins and free cash flow, which would adversely affect our ability to become and/or remain profitable.
Our business requires the continued development of effective business support systems and uniform standards, controls and policies to implement customer orders and to provide and bill for services.
Our business depends on our ability to continue to develop and manage effective business support systems. In certain cases, developing these business support systems is required to realize anticipated benefits from both past and future acquisitions. The development and management of business support systems is a complicated undertaking requiring significant resources and expertise, developing uniform standards, controls, procedures and policies and the efficient consolidation and elimination of business support systems that are no longer useful in the business. This undertaking also requires support from third-party vendors. Following the development of the business support systems, the data migration regarding network and circuit inventory must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering services;

•	providing customers with direct access to our information systems so they can manage the services they purchase from us, generally through web-based customer portals; and

•	billing for services.

Because our business provides for continued rapid growth in the number of customers we serve, the volume of services offered and the integration of any acquired companies’ business support systems, there is a need to continually develop our business support systems on a schedule sufficient to meet proposed milestone dates. Failing to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans and realize anticipated benefits from our acquisitions.
We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services we provide. System failures may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems for whatever reason, including integration related activities, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could cause lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits (generally in the form of free service for a short period of time) and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability in the manner contemplated, which could expose us to financial loss. In addition, we often provide our customers with committed service levels. If we cannot meet these service level commitments, we may have to provide service credits or other compensation to our customers. Because we offer emergency notification services called “911” services, any significant interruption or degradation in those services could create legal and financial exposure.
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could cause the interruption of customer service and other corporate functions until necessary repairs are effected or replacement equipment is installed. In addition, our business continuity plans may not be adequate to address a particular failure we experience. Delays, errors, network equipment or network facility failures, including with respect to our network operations control centers and network data storage locations, could also result from natural disasters (including natural disasters that may increase in frequency because of the effects of climate change), disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses, or other causes. Our business could be significantly hurt from these delays, errors, failures or faults including as a result of:

•	service interruptions;

•	exposure to customer liability;

•	the inability to install new service;

•	the unavailability of employees necessary to provide services;

•	the delay in completing other corporate functions such as issuing bills and preparing financial statements; or

•	the need for expensive modifications to our systems and infrastructure.

We have only recently generated net income for our three most recent full fiscal years and have generated substantial net losses in the past.
While we had net income of $677 million and $3.433 billion (which included a $3.3 billion income tax benefit due to the release of a valuation allowance against U.S. federal and state deferred tax assets) and $314 million for the year ended December 31, 2016, 2015 and 2014, respectively, we generated net losses of approximately $109 million and $422 million for the years ended December 31, 2013 and 2012, respectively. Although we anticipate that our operating results will continue to improve over time, there can be no assurance that the recent level of operating results and profitability will continue and that anticipated future operating improvements will be realized on schedule or that we can sustain profitability in the future. If we would incur net losses in the future they could limit our ability to fund expansions of our network, investments in our products and services, interest and principal payments on our debt, or other business needs.
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
Network and information systems and other technologies are critical to our business activities. Network and information systems-related events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities, or any combination of the these items, could cause a degradation or disruption of our services, damage to our properties, equipment and data, or unauthorized disclosure of confidential information. We experience cyber-attacks against our network and information systems of varying degrees regularly, and as a result, unauthorized parties could obtain access to our data or our customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. And outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information to gain access to our data or our customers’ data, including information subject to data protection laws and regulations both in the United States and elsewhere governing personally identifiable information, protected health information and Customer Proprietary Network Information. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.
While we develop and maintain systems and processes designed to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, there can be no assurance that unauthorized access and security breaches will not occur in the future. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not anticipate these techniques or to implement adequate preventive measures.
Any security breach or unauthorized access could cause significant legal and financial exposure, including regarding customer credits, lost revenue due to business interruption, increased expenditures on security measures, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, damage to our reputation and the market perception of the effectiveness of our security measures could cause us to lose customers. Moreover, the amount and scope of insurance we maintain against losses resulting from unauthorized access or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result.
Failure to develop and introduce new services could affect our ability to compete in the industry.
We continuously develop, test and introduce new services delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace, address the changing communications needs of our existing customers and compete for additional customers.
In certain instances, introducing new services requires the successful development of new technology. If upgrades of existing technology are required for introducing new services, the success of these upgrades may depend on reaching mutually acceptable terms with vendors and on vendors meeting their obligations promptly.
In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services.
If we cannot complete the development and introduction of new services promptly, our business could be materially adversely affected.
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
Any future acquisitions of businesses or facilities could entail several risks, including:

•	problems with effectively integrating operations;

•	inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

We continually evaluate potential investments and strategic opportunities to expand, enhance connectivity and add traffic to our network. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to risks such as:

•	the difficulty of identifying appropriate investments, strategic allies or opportunities on terms acceptable to us;

•	the possibility that senior management may have to spend considerable time negotiating agreements and monitoring these arrangements;

•	potential regulatory issues applicable to the telecommunications industry;

•	the loss or reduction in value of the capital investment;

•	our inability to capitalize on the opportunities presented by these arrangements; and

•	the possibility of insolvency of a strategic ally.

We cannot be certain that our future expansion or acquisition opportunities will succeed, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Our future growth depends upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments.
Achieving the anticipated benefits of our business operations will depend in part upon the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video by businesses, consumers and governments. Using the Internet for these purposes may not grow and expand at the rate we anticipate or may be restricted by such things as:

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
If technology necessary for us to provide our services was determined by a court to infringe a patent held by another entity that is unwilling to grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay a significant monetary damages award to the patent holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease using the relevant technology and offering services incorporating the technology. If a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we must indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome.
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
Continued uncertainty in the global financial markets and economy may negatively affect our financial results. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors we describe herein. Our operating results and financial condition could be negatively affected if, because of economic conditions:

•	customers cancel, defer or forgo purchases of our services;

•	customers cannot make timely payments to us;

•	the demand for, and prices of, our services are reduced because of actions by our competitors or otherwise;

•	key suppliers upon which we rely are unwilling or unable to provide us with the materials we need for our network on a timely basis or on terms we find acceptable; or

•	our financial counterparties, insurance providers or other contractual counterparties cannot, or do not meet, their contractual commitments to us.

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

To retain customers and revenue, we often must reduce prices in response to market conditions and trends. As our prices for some of our services decrease, our operating results may suffer unless we can either reduce our operating expenses or increase traffic volume from which we can derive additional revenue.
The need to obtain additional capacity for our network from other providers increases our costs. In addition, the need to interconnect our network to networks controlled by others could increase our costs.
We use network resources owned by other companies for portions of our network. We obtain the right to use such network portions, including both telecommunications capacity and rights to use dark fiber, through operating leases and IRU agreements. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease or IRU suffers financial distress or bankruptcy, we may not be able to enforce our rights to use these network assets or, even if we could continue to use these network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we had to locate alternative network assets. We may not succeed in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used.
In the normal course of business, we must enter into interconnection agreements, including IP interconnection for voice and data services, with many domestic and foreign local telephone companies and the owners of networks that our customers desire to access to deliver their services. We are not always able to secure these interconnection agreements on favorable terms.
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
Our operations are subject to regulation in each country in which we operate and require us to obtain and maintain several governmental licenses and permits. If we violate those regulatory requirements or to obtain and maintain those licenses and permits, including payment of related fees, if any, we may not be able to conduct our business in that jurisdiction. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

In the ordinary course of constructing our networks and providing our services, we must obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, and rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Due to the political and economic risks associated with the countries in which we operate, there can be no assurance we can maintain our licenses or that they will be renewed upon their expiration. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders including the payment of fees, in one or more countries, may cause sanctions or additional costs, including the revocation of authority to provide services in one or more countries.
In addition, our subsidiaries are defendants in several lawsuits that, among other things, challenge the subsidiaries’ use of rights-of-way. The plaintiffs have sought to have these lawsuits certified as class actions. It is possible that additional suits challenging use of our rights-of-way will be filed and those plaintiffs also may seek class certification. The outcome of such litigation may increase our costs and adversely affect our operating results.
Our operations around the world are subject to regulation at the regional level (for example, the European Union), the national level (for example, the FCC) and, often, at the state, provincial, and local levels. We also operate in some areas of the world without licenses, but only as permitted through relationships with locally licensed partners. Regulating telecommunications networks and services around the world varies widely. In some countries, the range of services we are legally permitted to provide may be limited, or may change. In other countries, existing telecommunications legislation is in development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. Our inability or failure to comply with the telecommunications and other laws and regulations of one or more countries in which we operate could cause the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect how we may provide our services in these countries and the level of fees and taxes payable to the government.
Termination of relationships with key suppliers could cause delay and additional costs.
Our business depends on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components and providers of network colocation facilities and right of way rights that are integrated into our network, some of which are critical to operating our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business because of economic conditions, a supplier fails to provide critical rights of use, services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we cannot reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers.
Our consolidated revenue is concentrated in a few customers.
Approximately 16% of our consolidated revenue is concentrated among our top ten customers at year end 2016. If we lost one or more of our major customers, or, if one or more of them significantly decreased or terminated orders for our services, our business could be materially and adversely affected.

ILECs may not provide us local access services at prices that allow us to effectively compete.
We acquire a significant portion of our local access services, the connection between our owned network and the customer premises, from incumbent local exchange carriers or ILECs. The ILECs compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. For instance, at the end of 2013, AT&T attempted to eliminate its longer term plans (and correspondingly larger discounts) used routinely by us to purchase certain local access services from AT&T. The price increases we would have seen as the result of losing these larger discounts, price increases we would have had little choice but to pass on to our customers, would have made competing with AT&T in its operating region more difficult. We and others objected to AT&T’s filings at the FCC, and following FCC intervention, AT&T withdrew these unilateral price increases. We cannot predict what AT&T may try next, and what other incumbent telephone companies may pursue.
Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning timeframes, we may be at a competitive disadvantage to the ILECs.
Sometimes it is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.
It is expensive, difficult and time-consuming for new customers to switch to our network if we require cooperation from the incumbent carrier where there is no direct connection between the customer and our network. Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process for a customer’s location not located on our network, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely affecting our ability to compete and increase revenue. Further consolidation of incumbent carriers with other telecommunications service providers may make these problems more acute.
We may be liable for the information that content owners or distributors distribute over our network.
The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. While we disclaim any liability for third-party content in our services agreements, we may become subject to legal claims relating to the content disseminated on our network, even though such content is owned or distributed by our customers or a customer of our customers. For example, lawsuits may be brought against us claiming that material distributed using our network was inaccurate, offensive, or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for us to monitor all of the content distributed using our network. We may need to take costly measures to reduce our exposure to these risks or to defend ourselves against such claims.
We may not efficiently and effectively integrate future acquired operations and thus may not fully realize the anticipated benefits from those future acquisitions.
Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate our businesses in an efficient and effective manner. We may acquire businesses in accordance with our business strategy. Integrating any acquired businesses involves several risks, including, but not limited to:

•	demands on management related to any significant increase in size after the acquisition;

•	the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to management of integration activities;

•	failure to fully achieve expected synergies and costs savings;

•
unanticipated impediments in integrating departments, systems, including accounting systems, technologies, books and records, procedures and policies, and in maintaining uniform standards and controls, including internal control over financial reporting;

•	loss of customers or the failure of customers to order incremental services we expect them to order;

•	failure to provision services ordered by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed.

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
We cannot be certain that we will realize our anticipated benefits from our acquisitions, or that we can efficiently and effectively integrate acquired operations as planned.
Changes in regulations affecting commercial power providers may increase our costs.
In the normal course of business, we must contract with many providers of commercial power for our office, network, Gateway facilities, and colocation and data center facilities. Costs of obtaining commercial power comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could affect the costs of commercial power, which may increase the costs of providing our services.
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
The communications industry is highly competitive with participants with greater resources and a greater number of existing customers.

The communications industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many have the added competitive advantage of a larger existing customer base. In addition, significant new or increased competition could arise because of:

•	the consolidation in the industry;

•	allowing foreign carriers to more extensively compete in the U.S. market;

•	further technological advances; and

•	further deregulation and other regulatory initiatives.

In addition, future significant competitors could include new entrants to the communications industry such as content companies that have existing significant customer bases and substantial cash resources that are greater than ours. If we cannot compete successfully, our business could be significantly affected.
Rapid technological changes can lead to further competition.
The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services or technologies, and the further development of existing services and technologies, may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment or obsolete technology. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes.
Our international operations and investments expose us to risks that could materially adversely affect the business.
We have operations and investments outside of the United States, and rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

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
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases if such currencies depreciate relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of foreign currencies (such as the devaluation of the Brazilian real and the Argentine peso discussed below) relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our results of operations may suffer due to currency translations if such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements regarding those payment obligations.
We conduct a portion of our business using the British pound, the euro and the Brazilian real. Appreciation of the U.S. dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. dollar appreciates significantly, future revenue, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. dollar relative to foreign currencies reduces the U.S. dollar value of cash balances held in those currencies.
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
Our business operations in the Latin American region constitute a significant portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of several countries in Latin America in which we operate, including Argentina, Brazil and Colombia. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers in this region. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings.
In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely affect our business.

Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies and our business and operations in those locations.
Some Latin American countries, including Brazil and Argentina, have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations in those locations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.
Our agreements with certain agencies of the U.S. Government impose significant requirements on us. Violating those agreements could have severe consequences.
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
While we expect to continue to comply fully with our obligations under both above-mentioned agreements, it is impossible to eliminate completely the risk of violating either. The consequences of violating these agreements could be severe, potentially including the revocation of our FCC licenses in the U.S., which would cause the cessation of our U.S. operations, and/or losing permissions required to do business with the U.S. Government.
We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anticorruption laws, and our failure to comply therewith could cause penalties which could harm our reputation and have a material adverse effect on our business.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA and other anticorruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our agents, employees and intermediaries regarding our business or any businesses we acquire.
We currently operate and in the future may operate in several jurisdictions that pose a high risk of potential anticorruption violations. If we do not comply with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse effect on our business.
The U.K. Bribery Act 2010 (the “Bribery Act”) reformed the United Kingdom (“U.K.”) law in relation to bribery and corruption. As well as containing provisions about bribery of public officials, the Bribery Act includes a criminal offense of failing to prevent bribery by relevant commercial organizations. This offense applies when any person associated with the organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the U.K., including our subsidiaries. However, it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA because it directly addresses commercial bribery besides bribery of government officials and it does not recognize certain exceptions, notably facilitation payments permitted by the FCPA. Under the Bribery Act, it is a defense to the accusation of failure to prevent bribery for a commercial organization to show it had in place “adequate procedures” designed to prevent such acts.
As with the FCPA, if we do not comply with the Bribery Act and similar laws in the U.K. or elsewhere, such as The Federal Law n. 12.846/13, which is known as the “Brazilian Anti-corruption Law” that became effective on February 2, 2014, that apply to our business, we may be subject to criminal and civil penalties and other remedial measures.
Risks Related to Our Liquidity and Financial Resources
Disruptions in the financial markets could affect our ability to obtain debt or equity financing or refinance our existing indebtedness on reasonable terms (or at all), and have other adverse effects on us.
Disruptions in the commercial credit markets could cause a tightening of credit markets. The effects of recent credit market disruptions were widespread, and it is impossible to predict whether the improvement in the global credit markets will continue. Because of credit market turmoil, we may not obtain debt or equity financing or refinance our existing indebtedness on favorable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.
If we cannot comply with the restrictions and covenants in our debt agreements, there would be a default under these agreements, and this could cause an acceleration of payment of funds borrowed.
If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance we could make necessary payments to the lenders or that we could find alternative financing. Even if we obtained alternative financing, there can be no assurance it would be on terms that are acceptable.
If we experience a change in control or certain other events, we may be unable to satisfy our obligations to repurchase our outstanding notes as required under our outstanding debt agreements.
Upon the occurrence of certain events defined in the various debt agreements relating to our outstanding debt, we are required to make an offer to purchase all of our outstanding notes at a purchase price generally equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon (if any). In addition, if we must make an offer to purchase one of the outstanding issues of our notes, the debt agreements relating to our other issues of notes may require us to repurchase that other debt upon a change in control or termination of trading. We may not have or be able to borrow enough funds to pay the purchase price for all the notes tendered by holders seeking to accept the offer to purchase.
We have substantial debt, which may hinder our growth and put us at a competitive disadvantage.

Our substantial debt may have important consequences, including:

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

We had a ratio of earnings to fixed charges of 2.3 for the year ended December 31, 2016, 1.4 for the year ended December 31, 2015 and 1.3 for the year ended December 31, 2014. We had substantial deficiencies of earnings to cover fixed charges of approximately $71 million and $374 million for the years ended December 31, 2013 and 2012, respectively.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
If we could not refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2016, we had an aggregate of approximately $11.009 billion of current and long-term debt on a consolidated basis (excluding debt discounts and fair value adjustments), and approximately $10.917 billion of stockholders’ equity. Of the long-term debt, approximately $7 million is due to mature in 2017, $306 million is due to mature in 2018, $822 million is due to mature in 2019 and $1,804 million is due to mature in 2020, in each case excluding debt discounts and fair value adjustments. This information does not reflect the recent refinancing transaction completed by our wholly owned subsidiary, Level 3 Financing in the first quarter 2017.
Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may have to refinance all or a part of our debt or to raise additional capital. We cannot be sure that we will be able to refinance our debt or raise additional capital on acceptable terms.
Restrictions and covenants in our debt agreements limit our ability to conduct our business and could prevent us from obtaining needed funds in the future.
Our debt and financing arrangements contain several significant limitations that restrict our ability to, among other things:

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
Our revenue and operating results will vary significantly from quarter to quarter due to several factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include:

•	the timing of costs associated with operating our business and integration activities regarding any completed acquisitions;

•	demand for our services;

•	loss of customers or the ability to attract new customers;

•	changes in pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses;

•	changes in regulatory rulings; and

•	general economic conditions and those specific to the communications and related industries.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts’ and investors’ expectations. In these circumstances, the price of our common stock will likely decrease.
If certain transactions occur regarding our capital stock, we may be unable to fully utilize our net operating loss carry forwards, or NOLs, to reduce our U.S. federal income taxes.
As of December 31, 2016, we had NOLs of approximately $9 billion for U.S. federal income tax purposes (after taking into account the effects of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)). If certain transactions occur regarding our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the Code and applicable regulations, annual limitations would be imposed regarding our ability to utilize our NOLs and certain current deductions against any taxable income we achieve in future periods.
We have entered into transactions over the applicable three-year period that, when combined with other changes in ownership that are outside of our control, have resulted in cumulative changes in the ownership of our capital stock. Additional transactions we enter into, and transactions by existing 5% stockholders and transactions by holders that become new 5% stockholders that we do not participate in, could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above noted Code imposed limitations, such transactions would prevent us from fully utilizing NOLs and certain current deductions to reduce our U.S. federal income taxes and could result in a substantial income tax expense to our consolidated statement of operations. In addition, these limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.
In April 2011, we entered into the rights agreement to deter acquisitions of our common stock that might reduce our ability to use our NOLs. Under the rights agreement, from and after the record date of April 21, 2011, each share of our common stock carries with it one preferred share purchase right that could discourage a third-party from proposing a change of control or other strategic transaction concerning Level 3 or otherwise have the effect of delaying or preventing a change of control of Level 3 that other stockholders may view as beneficial.
In July 2014, the rights agreement was amended to provide that the rights issued under the rights agreement will expire at or prior to the earliest of:

•	October 31, 2017;

•	the time at which the rights are redeemed;

•	the time at which the rights are exchanged;

•
the time at which our board of directors determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, would not adversely effect in any material respect the time period in which we could use the NOLs, or materially impair the amount of the NOLs we could use in any particular time period, for applicable tax purposes; or

•	a determination by our board of directors, prior to the date that the rights are distributed, that the rights agreement and the rights are no longer in our and our stockholders’ best interests.

Under our certificate of incorporation, we can issue more shares of our common stock than are currently outstanding. Such future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.
Our certificate of incorporation, as currently in effect, authorizes us to issue to up to 433,333,333 shares of our common stock, which is a greater number of shares of common stock than are outstanding. If our Board of Directors elects to issue additional shares of common stock in the future, whether in public offerings, for mergers and acquisitions or otherwise, these additional issuances may dilute the earnings per share and voting power of our stockholders. Depending on the number of shares being issued and the particular circumstances, the Board of Directors may be able to complete a particular issuance without further stockholder action.
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
These provisions could limit the price that investors might pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.
If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. In addition, shares of our common stock we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.
The market price of our common stock has been volatile and, in the future, the market price of our common stock may fluctuate substantially due to many factors.
The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to many factors, including:

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
There could be environmental liabilities arising from historical operations of our predecessors, for which we may be liable. Our operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those about the use and management of hazardous and non-hazardous substances and wastes. We have made and will continue to make significant expenditures relating to our environmental compliance obligations. Despite our best efforts, we may not at all times comply with all of these requirements.
In connection with certain historical operations, as of February 1, 2017, we have responded to or been notified of potential environmental liability at approximately 173 properties. We are engaged in addressing or have liquidated environmental liabilities at 89 of those properties. Of these: (a) we have formal commitments or other potential future costs at 23 sites; (b) there are nine sites with unknown future costs; and (c) there are 57 sites with no likely future costs. The remaining properties have been dormant for several years. We could potentially be held liable, jointly or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.
We are exposed to legal proceedings and contingent liabilities that could result in material losses we have not reserved against.
We are party to various legal proceedings and are subject to certain important contingent liabilities described more fully in Note 15, “Commitments, Contingencies and Other Items,” to our consolidated financial statements included in this Form 10-K. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to us, we could suffer material losses. Certain of these contingent liabilities could have a material adverse effect on our business besides the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could cause substantial costs and diversion of resources. Assets and entities we have acquired may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).
Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.
There can be no assurance there will not be future terrorist attacks. These attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.
The pension plans previously maintained by Global Crossing and regarding our operations before 1997 may require additional funding and negatively affects cash flows.
Certain North American and European hourly and salaried employees of Global Crossing are covered by defined benefit pension plans. On December 31, 1996, the North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. The U.K. plans were closed to new employees on December 31, 1999. The pension expense and required contributions to these pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions used to measure the defined benefit pension plan obligations. As of December 31, 2016, the projected benefit obligation under these pension plans and the pension plans regarding non-Global Crossing operations prior to 1997 was approximately $158 million ($69 million for U.S. plans and $89 million for U.K. plans) and the value of plan assets was approximately $136 million (approximately $67 million for U.S. plans and $69 million for U.K. plans), resulting in these pension plans being underfunded by $22 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative effect on our cash flows from operations.
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
We also lease or own significant corporate office space in the following cities and lease smaller sales, administrative, and support offices around the world:

•	North America: Atlanta, Georgia; Littleton, Colorado; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Southfield, Michigan; and Tulsa, Oklahoma

•	Europe: Basingstoke, England; Crewe, England; Dublin, Ireland; London, England; Amsterdam, The Netherlands; and Paris, France

•	Latin America: Bogota, Colombia; Buenos Aires, Argentina; Caracas, Venezuela; Lima, Peru; Quito, Ecuador; Santiago, Chile; and Sao Paulo, Brazil

•	Asia/Pacific: Hong Kong, China; Singapore and Tokyo, Japan

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately 15.5 million square feet of space for our Gateway and technical or transmission facilities. Our Gateway space is either owned by and other properties relating to our network operations, see Item 1, “Business -- Our Communications Network.”
We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.
Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 15, "Commitments, Contingencies and Other Items," to our Consolidated Financial Statements included in this Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is traded on the New York Stock Exchange under the symbol "LVLT." As of February 22, 2017, there were approximately 5,373 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sales prices of our common stock as reported by the NYSE Composite Tape for the quarters and the years indicated.

Year Ended December 31, 2016	High	Low
First Quarter	$53.74	$42.74
Second Quarter	54.21	47.43
Third Quarter	57.18	46.38
Fourth Quarter	57.20	45.09

Year Ended December 31, 2015	High	Low
First Quarter	$55.46	$47.02
Second Quarter	56.90	52.11
Third Quarter	54.16	41.57
Fourth Quarter	54.45	43.00

Equity Compensation Plan Information.

We have one equity compensation plan under which we may issue shares of our common stock to employees, officers, directors and consultants, which is called The Level 3 Communications, Inc. Stock Incentive Plan. In addition, in connection with our acquisition of Global Crossing, we assumed sponsorship of the 2003 Global Crossing Limited Stock Incentive Plan. Options outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at the closing of the acquisition were automatically exchanged for options to purchase shares of our common stock. Since this plan’s term has expired, no shares remain for future issuances under this plan, but shares do remain for awards outstanding as of the expiration of the term. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the Level 3 Communications, Inc. Stock Incentive Plan (in the ‘‘Equity compensation plans approved by stockholders’’ category) and the 2003 Global Crossing Limited Stock Incentive Plan (in the ‘‘Equity compensation plans not approved by stockholders’’ category) as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,096,699	(1)	$—	(3)	13,659,866	(1)
Equity compensation plans not approved by stockholders	85,523	(2)	$—	(3)	—

(1) Includes restricted stock units and performance restricted stock units (‘‘PRSUs’’). For purposes of this table, each PRSU was assumed to be included at the maximum possible issuance of our common stock (which would be maximum target performance) from the total number of shares reserved for issuance under the Level 3 Communications, Inc. Stock Incentive Plan.

(2) The 2003 Global Crossing Limited Stock Incentive Plan provided for the granting of (i) stock options, (ii) stock appreciation rights and (iii) other stock based awards, including, without limitation, restricted stock units, to eligible participants. Amounts shown indicate the number of awards outstanding under the 2003 Global Crossing Limited Stock Incentive Plan at December 31, 2016.

(3) At December 31, 2016, there were no outstanding awards that included an ‘‘exercise price’’.

Dividend Policy.

Our current dividend policy, in effect since April 1, 1998, is to retain future earnings for use in our business. As a result, our directors and management do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. In addition, under certain of our debt covenants we may be restricted from paying cash dividends on shares of our common stock. We would also need to address any restrictions contained in the CenturyLink Merger agreement or obtain a waiver.

Performance Graph.

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

The performance graph compares the cumulative total return of our common stock for the five year period from 2012 through 2016 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The performance graph assumes that the value of the investment was $100 on December 31, 2011, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/11	12/12	12/13	12/14	12/15	12/16
Level 3 common stock	$100.00	$136.02	$195.23	$290.64	$319.95	$331.72
S&P 500® Index	100.00	113.41	146.98	163.72	162.53	178.02
NASDAQ Telecommunications	100.00	102.00	126.50	137.77	127.44	146.39

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue (1)	$8,172	$8,229	$6,777	$6,313	$6,376
Net Income (Loss) (2)	677	3,433	314	(109)	(422)
Per Common Share:
Net Income (Loss) - Basic (2)	1.89	9.71	1.23	(0.49)	(1.96)
Net Income (Loss) - Diluted (2)	1.87	9.58	1.21	(0.49)	(1.96)
Dividends declared (3)	—	—	—	—	—

Financial Position:
Total Assets (6)	$24,888	$24,017	$20,802	$12,754	$13,174
Current portion of long-term debt (4)	7	15	349	31	216
Long-Term Debt, less current portion (4) (6)	10,877	10,866	10,839	8,211	8,383
Stockholders' Equity (5)	10,917	10,126	6,363	1,411	1,171

(1)	On October 31, 2014, we completed the acquisition of tw telecom inc. ("tw telecom"). During 2014, we recorded revenue attributable to tw telecom of approximately $285 million.

(2)
In 2012, we recognized a $160 million loss on modification and extinguishment of debt as a result of the refinancing of the $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan in October 2012, the refinancing of the $1.4 billion Tranche A Term Loan in August 2012 and the repayment of existing vendor financing obligations, the redemption of the 8.75% Senior Notes due 2017 in August 2012, the redemption of the 9.25% Senior Notes due 2014 in February 2012 and the exchange of a portion of the 15% Convertible Senior Notes due 2013 in March 2012. We also recognized $34 million of restructuring charges. We completed an updated analysis and revised our estimated future cash flows of our asset retirement obligations as a result of a strategic review of our real estate portfolio in the fourth quarter of 2012. As a result, we reduced our asset retirement obligations liability by $73 million with an offsetting reduction to property, plant and equipment of $24 million, selling, general and administrative expenses of $47 million and depreciation and amortization of $2 million. In addition, as a result of the refinancing of the Tranche A Term Loan in 2012, two interest rate swap agreements maturing in early 2014 that had effectively hedged changes in the interest rate on a portion of the Tranche A Term Loan were deemed "ineffective" under GAAP. We recognized a non-cash loss on the agreements of approximately $60 million (excluding accrued interest), which represented the cumulative loss recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") at the date the instruments ceased to qualify as hedges.

In 2013, we recognized an $84 million loss on modification and extinguishment of debt as a result of refinancing our $815 million Tranche B 2019 Term Loan and $595.5 million Tranche B 2016 Term Loan in August 2013, our $1.2 billion Tranche B-II 2019 Term Loan in October 2013 and our $640 million 10% Senior Notes due 2018 and $300 million Floating Rate Senior Notes due 2015 in December 2013. Additionally, we incurred $47 million of restructuring charges.

In 2014, we issued $600 million aggregate principal amount of our 5.75% Senior Notes due 2022. The net proceeds from the offering of the notes, together with cash on hand, were used to redeem the $605 million aggregate principal amount outstanding of our 11.875% Senior Notes due 2019. We recognized a debt extinguishment loss of $53 million associated with this transaction during the fourth quarter of 2014.

In 2014, we also recognized a $100 million income tax benefit primarily related to the release of a foreign deferred tax valuation allowance.

In 2015, we redeemed Level 3 Financing's 9.375% Senior Notes due 2019 together with cash on hand, from the issuance on January 29, 2015 of its 5.625% Senior Notes due 2023. We recognized a loss on extinguishment of debt of $36 million associated with this transaction in the second quarter of 2015. Level 3 Financing also issued $700 million aggregate principal amount of its 5.125% Senior Notes due 2023 and $800 million aggregate principal amount of its 5.375% Senior Notes due 2025. The net proceeds from the offering of these notes together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing's 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of our 8.875% Senior Notes due 2019. In the second quarter 2015, we recognized a loss on extinguishment of debt of $100 million as a result of these redemptions. Level 3 Financing completed the refinancing of its $2 billion senior secured Tranche B Term Loan due 2022 with an aggregate $2 billion principal amount of a new senior secured Tranche B-II 2022 Term Loan. In the second quarter of 2015, we recognized a loss on modification and extinguishment of debt of $27 million as a result of this refinancing. In the fourth quarter 2015, Level 3 Financing issued $900 million aggregate principal amount of its 5.375% Senior Notes due 2024. The net proceeds from the offering of the 5.375% Senior Notes due 2024, together with cash on hand, were used to redeem all $900 million aggregate principal amount of our 8.625% Senior Notes due 2020. We recognized a loss on modification and extinguishment of debt of approximately $55 million associated with this transaction during the fourth quarter of 2015.

Effective September 30, 2015, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from our Venezuelan subsidiary during the third quarter 2015.

In the fourth quarter of 2015, with the continued expectation of generating income before taxes in the United States, we released a significant portion of our valuation allowance against our net U.S. federal and state deferred tax asset position. The release of the valuation allowance benefited income tax expense and net income by approximately $3.3 billion.

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes Due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016, issuance of its 5.25% Senior Notes due 2026. We recognized a loss on modification and extinguishment of debt of approximately $40 million in Other Expense in the second quarter of 2016 as a result of the redemption of the 7% Senior Notes due 2020.

In 2016, we recognized a $22 million income tax benefit from the vesting of stock based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

In 2016, we recognized an estimated one-time $110 million income tax benefit related to the issuance of new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches.

In 2016, we recognized an $82 million income tax benefit related to the release of deferred tax valuation allowances primarily in Germany, Brazil, and Mexico.

In 2016 we recognized a $24 million income tax expense related to income tax rate changes.

(3)
Our current dividend policy, in effect since April 1998, is to retain future earnings for use in our business. As a result, management does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, we are restricted under certain debt-related covenants from paying cash dividends on shares of our common stock. We would also need to address any restrictions contained in the CenturyLink Merger agreement or obtain a waiver of those restrictions.

(4)
In 2012, we refinanced our existing $650 million Tranche B II Term Loan and $550 million Tranche B III Term Loan under our existing senior secured credit facility through the creation of a new term loan in the aggregate principal amount of $1.2 billion (the "Tranche B-II 2019 Term Loan") along with cash on hand. We also fully repaid the outstanding principal amount of our Commercial Mortgage due 2015 along with accrued interest which was approximately $63 million. Also in 2012, we completed the offering of $300 million aggregate principal amount of our 8.875% Senior Notes due 2019 in a private offering. The net proceeds from that offering were used for general corporate purposes, including the repurchase, redemption, repayment or refinancing of our and our subsidiaries' existing indebtedness. Additionally in 2012, we completed the offering of $775 million aggregate principal amount of our 7% Senior Notes due 2020 in a private offering. The net proceeds from the offering of the notes, along with cash on hand, were used to redeem all of our outstanding 8.75% Senior Notes due 2017, including the payment of accrued and unpaid interest and applicable premiums. We refinanced our existing $1.4 billion Tranche A Term Loan under our existing senior secured credit facility through the creation of new term loans in the aggregate principal amount of $1.415 billion (the "New Term Loans") along with cash on hand and used the remaining net proceeds to repay $15 million in principal amount plus a premium for existing vendor financing obligations. Further in 2012, we exchanged approximately $100 million aggregate principal amount of our outstanding 15% Convertible Senior Notes due 2013 for approximately 5.4 million shares of our common stock, including an inducement premium. Also in 2012, We issued $900 million aggregate principal amount of our 8.625% Senior Notes due 2020. A portion of the net proceeds from the offering were used to redeem all of our outstanding 9.25% Senior Notes due 2014 in aggregate principal amount of $807 million.

In 2013, we repaid at maturity approximately $172 million of our 15% Convertible Senior Notes due 2013. We also refinanced our existing $815 million Tranche B 2019 Term Loan through the creation of the $815 million Tranche B-III 2019 Term loan. We also refinanced our $595.5 million Tranche B 2016 Term Loan and $1.2 billion Tranche B-II 2019 Term Loan through the creation of a new term loan in the aggregate principal amount of $1.796 billion (the "Tranche B 2020 Term Loan"). Additionally, we completed the offering of $640 million aggregate principal amount of our 6.125% Senior Notes due 2021. The proceeds from the offering, together with cash on hand, were used to redeem all of the outstanding 10% Senior Notes due 2018. Also in 2013, we completed the offering of $300 million aggregate principal amount of our Floating Rate Senior Notes due 2018. The net proceeds of these notes, together with cash on hand, were used to redeem all of the outstanding Floating Rate Notes due 2015. Finally in 2013, the holders of approximately $200 million aggregate principal amount of our outstanding 6.5% Convertible Senior Notes due 2016 converted these notes for approximately 10.8 million shares of our common stock. The remaining $1 million principal amount of our 6.5% Convertible Senior Notes due 2016 was redeemed with cash on hand.

In 2014, Level 3 Escrow II, Inc. issued $1.0 billion in aggregate principal amount of its 5.375% Senior Notes due 2022 (the “5.375% Senior Notes due 2022”). The 5.375% Senior Notes due 2022 were assumed by Level 3 Financing, Inc., our direct wholly owned subsidiary, and the proceeds were used to refinance certain existing indebtedness of tw telecom. Additionally, we entered into a ninth amendment agreement to the Existing Credit Agreement to incur $2.0 billion in aggregate borrowings under the Existing Credit Agreement through the creation of a new Tranche B 2022 Term Loan (the "Tranche B 2022 Term Loan"). The net proceeds from both the 5.375% Senior Notes due 2022 and the Tranche B 2022 Term Loan were used to finance the cash portion of the consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the tw telecom acquisition. Further, in 2014, we issued a total of $600 million aggregate principal amount of our 5.75% Senior Notes due 2022 (the “5.75% Senior Notes”). The net proceeds from the offering of the 5.75% Senior Notes, together with cash on hand were used to redeem all of our outstanding 11.875% Senior Notes due 2019. In 2014, we issued approximately 5 million shares of common stock when holders of approximately $142 million of our 7% Convertible Senior Notes due 2015 converted these notes.

Refer to Note 10 - Long-Term Debt in the notes to the Consolidated Financial Statements for our offerings and refinancings in 2016 and 2015.

Long-term debt, less current portion includes capital lease obligations. Refer to "Contractual Obligations" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our total obligations.

(5)
In 2012, we issued approximately 5.4 million shares of common stock, including an inducement premium, in exchange for approximately $100 million aggregate principal amount of our outstanding 15% Convertible Senior Notes due 2013.

In 2013, we issued approximately 10.8 million shares of common stock when holders of approximately $200 million of our 6.5% Convertible Senior Notes due 2016 converted these notes.

In 2014, we issued approximately 5 million shares of common stock when holders of approximately $142 million of our 7% Convertible Senior Notes due 2015 converted these notes.

In 2014, as a result of the tw telecom acquisition, we issued approximately 96.9 million shares of our common stock to former holders of tw telecom common shares, stock options, restricted stock unit awards and restricted stock units.

In 2015, we issued approximately 12 million shares of common stock when holders of the remaining $333 million of our 7% Convertible Senior Notes due 2015 converted these notes.

In 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which required adjustments to be reflected as of January 1, 2016. Upon adoption, we recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $42 million recorded to accumulated deficit as of January 1, 2016.

(6)	Reflects retrospective application of the requirements of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) included elsewhere herein and the description of our business in Item 1, "Business".

Executive Summary

Overview

We are a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and dark fiber services, we may receive upfront payments for services to be delivered for a period of generally up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract. At December 31, 2016, for contracts where upfront payments were received for services to be delivered in the future, our weighted average remaining contract period was approximately 12 years.

On October 31, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with CenturyLink, Inc., a Louisiana corporation ("CenturyLink"), Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 1"), and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 2"), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will be acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt (the "CenturyLink Merger").

As of September 30, 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in that subsidiary using the cost method of accounting in the fourth quarter of 2015. This change resulted in a one-time charge of $171 million to adjust the Venezuelan subsidiary's assets and liabilities to estimated fair value in the third quarter of 2015. Our financial results do not include the operating results of our Venezuelan subsidiary subsequent to September 30, 2015. Any dividends from our Venezuelan subsidiary are recorded as other income upon receipt of the cash. Please see Note 1 to the accompanying Consolidated Financial Statements and additional discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Venezuela Effects" in Results of Operations.

On October 31, 2014, we completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became our indirect, wholly owned subsidiary through a tax-free, stock and cash reorganization.

We pursue the strategies discussed in Item 1. Business, "Business Overview and Strategy." In particular, with respect to strategic financial objectives, we focus our attention on the following:

•	growing revenue by increasing sales generated by our Core Network Services;

•	focusing on our Enterprise customers, as this customer group has the largest potential for growth;

•	continually improving the customer experience to increase customer retention and reduce customer churn;

•	launching new products and services to meet customer needs, in particular for enterprise customers;

•	improving profitability by reducing network costs and operating expenses;

•	achieving and maintaining sustainable generation of positive cash flows from operations;

•	continuing to show improvement in Adjusted EBITDA (as defined in this Item below) as a percentage of revenue;

•	localizing certain decision-making and interaction with our mid-market enterprise customers, including leveraging our existing network assets;

•	concentrating our capital expenditures on those technologies and assets that enable us to develop our Core Network Services;

•	managing Wholesale Voice Services for profit contribution; and

•	refinancing our future debt maturities.

Our management continues to review all existing lines of business and service offerings to determine how they enhance our focus on the delivery of communications services and meeting our financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of our services or with meeting our financial objectives, we may exit those lines of business or stop offering those services in part or in whole.

We have also been focused on improving our liquidity and financial condition, and extending the maturity dates of certain debt. See Note 10 - Long-Term Debt in the notes to the Consolidated Financial Statements.

We will continue to look for opportunities to improve our financial position and focus our resources on growing revenue and managing costs for the business.

Our management reporting structure reflects the way in which we allocate resources and assess performance. Our reportable segments consist of: 1) North America; 2) EMEA; and 3) Latin America.

Total Revenue consists of:

•	Core Network Services revenue from Internet Protocol ("IP") and data services; transport and fiber; local and enterprise voice services; colocation and data center services; and security services.

•	Wholesale Voice Services revenue from sales of long distance voice services to wholesale customers.

Core Network Services revenue represents higher profit services and Wholesale Voice Services revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to our operating results than Wholesale Voice Services revenue. Management believes that growth in revenue from our Core Network Services is critical to the long-term success of our business. We also believe we must continue to effectively manage the profitability of the Wholesale Voice Services revenue. We believe performance in our communications business is best gauged by analyzing revenue changes in Core Network Services.

Core Network Services

IP and data services primarily include our Internet services, Virtual Private Network ("VPN"), Content Delivery Network ("CDN"), media delivery, Vyvx broadcast and Managed Services. Our IP and high speed IP service is high quality and is offered in a variety of capacities. Our VPN service permits businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and frame relay offerings. VPN service also permits customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

Growth in transport (such as private line and wavelengths) and fiber revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of monthly payments or, in the case of private line, wavelength or dark fiber services, either monthly payments or upfront payments. We are focused on providing end-to-end transport and fiber services to our customers to directly connect customer locations with a private network.

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

Colocation and data center services allow customers to place their network equipment and servers in suitable environments maintained by us with high-speed links providing on-net access to more than 60 countries. These services are secure, redundant and flexible to fit the varying needs of our customers. Services, which vary by location, include hosting network equipment used to transport high speed data and voice over our global network; providing managed IT services, installation, maintenance, storage and monitoring of enterprise services; and providing comprehensive IT outsource solutions.

Security Services can be used to enable customers to address the growing threat of cyber-attack and allow customers to create a secure network, safeguard brand value, enable business continuity, and avoid complexity and cost. Our Security Services include: Secure Access which provides secure and encrypted connectivity for mobile users or remote offices; Cloud and Premises based Managed Firewall and Unified Threat Management Services including Intrusion Prevention and Detection service and Web Content filtering; network-based Distributed Denial of Service (DDoS) Mitigation, which protects against Internet based DDoS attacks; and Security Consulting services for Governance, Risk Management and Compliance. Security Services are sold stand-alone or in conjunction with Data Services.

We believe a source of future incremental demand for our Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or Web-based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. We have continued to experience price compression in the high-speed IP and voice services markets.

The following provides a discussion of our Core Network Services revenue in terms of the enterprise and wholesale channels.

•
The enterprise channel includes large, multi-national enterprises requiring large amounts of bandwidth to support their business operations, such as financial services companies, healthcare companies, content providers, and portal and search engine companies. It also includes medium-sized enterprises, regional service providers, as well as government markets, the U.S. federal government, the systems integrators supporting the U.S. federal government, U.S. state and local governments, academic consortia, and certain academic institutions.

•
The wholesale channel includes revenue from incumbent and alternative carriers in each of the regions, global carriers, wireless carriers, cable companies, satellite companies and voice service providers.

We believe the alignment of Core Network Services around channels should allow us to drive growth while enabling us to better focus on the needs of our customers. Each of these channels is supported by dedicated employees in sales. Each of these channels is also supported by non-dedicated, centralized service delivery and management, product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy and human resources.

Wholesale Voice Services

We offer wholesale voice services that target large and existing markets. The revenue potential for wholesale voice services is large; however, pricing is expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for wholesale voice services is being targeted by many competitors, several of which are larger and have more financial resources than us.

Seasonality and Fluctuations

We continue to expect business fluctuations to affect sequential quarterly trends in revenue, costs and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes and repricing for contract renewals. Historically, our revenue and expense in the first quarter has been affected by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our Consolidated Financial Statements are reported. Accordingly, our operating results could also be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results.

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect our revenue in a particular quarter. The timing of disconnection may also affect our results in a particular quarter, with disconnection early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may affect our profitability and other financial results and may not be indicative of future financial performance. We also establish appropriate reserves for disputes of incorrect network access cost billings from our suppliers of network services, which may include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. The network access cost reserves for disputed supplier billings are based on an analysis of our historical experience in resolving disputes with our suppliers and regulatory analysis regarding certain specific supplier billing matters. The timing and ultimate outcome of the dispute resolution process could differ from our initial estimates and these differences could be material.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While we have other accounting policies that involve estimates such as the allowance for doubtful accounts and unfavorable contracts recognized in acquisition accounting, management has identified the policies below, which require the most significant judgments and estimates to be made in the preparation of the Consolidated Financial Statements, as critical to our business operations and the understanding of our results of operations.

Revenue

Revenue is recognized monthly as the services are provided based on contractual amounts expected to be collected. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

For certain sale and long-term indefeasible right of use ("IRU") contracts involving private line, wavelengths and dark fiber services, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period and for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer renegotiates a contract with us under which we are no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original product or service provided.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The ASU and subsequent amendments have been codified as ASC 606, Revenue from Contracts with Customers (“ASC 606”). In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial adoption. We will not adopt ASC 606 early.

We are performing a comprehensive analysis of our revenue streams and contractual arrangements to identify the effects of ASC 606 on our consolidated financial statements and are developing new accounting and reporting policies, business and internal control processes and procedures to facilitate adoption of the standard. Because we currently have service contracts that contain a significant financing component that are not currently separately accounted for, we will be required to estimate and record incremental revenue and interest cost associated with these contractual terms. In addition, we will be required to capitalize, and subsequently amortize, commission costs associated with obtaining or fulfilling our customer contracts, which we do not currently defer and amortize. We will also have to comply with new revenue disclosure requirements. We are continuing to review and evaluate underlying contract information that will be used to support new accounting and disclosure requirements under ASC 606 and evaluate other matters that may result from adoption of the standard. We have not yet selected a transition method, as our method of transition may be affected by the CenturyLink Merger, which we expect will be completed in the third quarter of 2017, and subsequent integration activities completed prior to the January 1, 2018 ASC 606 adoption date.

Revenue Reserves

We establish appropriate revenue reserves at the time services are rendered based on an analysis of historical credit activity to address, where significant, situations in which collection is not reasonably assured as a result of credit risk, potential billing disputes or other reasons. Our significant estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance and history of billing disputes.

Network Access Cost Reserves

We dispute incorrect billings from our suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. We establish appropriate network access cost reserves for disputed supplier billings based on an analysis of our historical experience in resolving disputes with our suppliers and regulatory analysis regarding certain supplier billing matters. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Valuation of Long-Lived Assets

We perform an assessment of our long-lived assets, including finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groupings may not be recoverable. This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth and operating expenses. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

We conducted a long-lived asset impairment analysis in the fourth quarter of 2016 and 2015 and in each case concluded that our long-lived assets, including our finite-lived intangible assets, were not impaired. To the extent that future changes in assumptions and estimates cause a change in estimates of future cash flows that indicate the carrying amount of our long-lived assets, including finite-lived intangible assets, may not be recoverable, we may incur impairment charges in the future to write-down the carrying amount of our long-lived assets to their estimated fair value.

Useful Lives of Long-Lived Assets

We perform internal reviews to evaluate the depreciable lives of our property, plant and equipment annually or more frequently if new facts and circumstances arise that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. Our internal reviews take into account input from our global engineering and network services personnel, actual usage, the physical condition of our property, plant, and equipment, industry data, and other relevant factors.

Goodwill and Indefinite-Lived Intangible Assets

We perform an annual impairment assessment of our goodwill and intangible assets with indefinite useful lives during the fourth quarter, or more frequently if we determine that indicators of impairment exist. Our impairment review process considers the fair value of each reporting unit relative to its carrying value. We assess the fair value of each of our reporting units using an income approach (also known as a discounted cash flow) and a market multiple approach. The income approach utilizes cash flow projections discounted using an appropriate Weighted Average Cost of Capital (WACC) rate for each reporting unit. The market multiple approach uses a multiple of a company’s Earnings Before Interest, Taxes, and Depreciation and Amortization expenses (EBITDA).

If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, we are not required to complete the two step goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment.

In 2016, our reporting units consisted of our three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2016 totaled $7.729 billion and was $7.024 billion, $109 million and $596 million, respectively. Goodwill assigned to the North America, EMEA and Latin America reporting units at December 31, 2015 totaled $7.749 billion and was $7.024 billion, $129 million and $596 million, respectively.

In 2016, we conducted our qualitative goodwill impairment analysis and determined that it was more likely than not that the fair value of our reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the two step goodwill impairment evaluation. In 2015, as a result of the deconsolidation of our Venezuelan subsidiary, we completed an assessment of the Latin American and other reporting units' goodwill as of September 30, 2015 and concluded there was no impairment in 2015.

To the extent that future changes in our assumptions and estimates cause a change in the related fair value estimates that indicate the carrying amount of our goodwill may exceed its fair value, we may incur impairment charges in the future to write-down the carrying amount of our goodwill to its estimated fair value.

Our indefinite-lived intangible assets impairment review process compares the estimated fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting standards, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is not required to perform the indefinite-lived intangible assets impairment evaluation.

During the fourth quarter of 2016 and 2015, we conducted our indefinite-lived intangible assets impairment analysis and concluded that there was no impairment in 2016 and 2015.

Assessment of Loss Contingencies

We have legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, we accrue at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 15 - Commitments, Contingencies And Other Items in the notes to the Consolidated Financial Statements.

Business Combinations

The accounting guidance for business combinations requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value. The allocation of the purchase price to the assets acquired and liabilities assumed from an acquisition, and the related estimated lives of depreciable and amortizable tangible and identifiable intangible assets, require a significant amount of judgment and is considered a critical estimate. Such allocation of certain aspects of the purchase price to items that are more complex to value is performed by management, taking into consideration information provided to management by an independent valuation firm.

Income Taxes

We recognize deferred tax assets and liabilities for our United States and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns, and future profitability by tax jurisdiction. We have historically provided a valuation allowance to reduce our U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized; however, in the fourth quarter 2015, we released the majority of our valuation allowance against our U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future taxable earnings.

Given our current level of pre-tax income, and assuming we maintain into the future this current level of pre-tax income at a minimum, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal and the majority of our state net operating loss carryforward balances. We continue to maintain a valuation allowance of approximately $0.9 billion as of December 31, 2016, against net deferred tax assets, primarily in non-U.S. and certain of our state jurisdictions where we do not currently believe the realization of our deferred tax assets is more likely than not.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.

We had a valuation allowance on many of our non-U.S. jurisdictions as of December 31, 2016. We monitor our cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of our valuation allowance. In 2016 we had an $82 million income tax benefit related to the release of deferred tax valuation allowances primarily in Germany, Brazil, and Mexico. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries.

With respect to our foreign branches, we had historically established deferred tax liabilities for foreign branches with an overall cumulative translation gain, but had not established deferred tax assets for those with an overall translation loss as we had no plans to trigger realization of the losses in the foreseeable future.  On December 7, 2016, the Internal Revenue Service issued new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches. The new regulations require a “fresh start” recalculation of the unrealized gains and losses as of the adoption date.  The regulations provide that the tax bases of specified assets, such as fixed assets, will be translated at historic foreign exchange rates.  As a result, the deferred taxes related to such foreign currency translation are expected to reverse through the operations of the branch thereby allowing the recognition of deferred tax assets arising from translation losses as well. The issuance of the regulations resulted in us recognizing an estimated one-time income tax benefit of $110 million during the fourth quarter 2016.

Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance, as well as the effect of recently issued tax regulations addressing the complex area of foreign currency translation involves significant judgment.

Results of Operations 2016 vs. 2015 and 2015 vs. 2014

Year Ended December 31,
(dollars in millions)	2016	2015	2014
Revenue	$8,172	$8,229	$6,777
Network access costs	2,725	2,833	2,529
Network related expenses	1,346	1,432	1,246
Depreciation and amortization	1,250	1,166	808
Selling, general and administrative expenses	1,407	1,467	1,181
Total Costs and Expenses	6,728	6,898	5,764
Operating Income	1,444	1,331	1,013
Other Income (Expense):
Interest income	4	1	1
Interest expense	(546)	(642)	(654)
Loss on modification and extinguishment of debt	(40)	(218)	(53)
Venezuela deconsolidation charge	—	(171)	—
Other, net	(20)	(18)	(69)
Total Other Expense	(602)	(1,048)	(775)
Income Before Income Taxes	842	283	238
Income Tax (Expense) Benefit	(165)	3,150	76
Net Income	$677	$3,433	$314

Discussion of all significant variances:

Revenue by Channel:

Year Ended December 31,
(dollars in millions)	2016	2015	2014
Core Network Services Revenue:
North America - Wholesale Channel	$1,694	$1,746	$1,472
North America - Enterprise Channel	4,668	4,461	3,048
EMEA - Wholesale Channel	247	278	334
EMEA - Enterprise Channel	497	557	570
Latin America - Wholesale Channel	147	182	217
Latin America - Enterprise Channel	514	533	567
Total Core Network Services Revenue	7,767	7,757	6,208
Wholesale Voice Services	405	472	569
Total Revenue	$8,172	$8,229	$6,777

Revenue by Service Offering:

Year Ended December 31,
(dollars in millions)	2016	2015	2014
Core Network Services Revenue:
Colocation and Datacenter Services	$604	$606	$590
Transport and Fiber	2,308	2,350	2,087
IP and Data Services	3,659	3,589	2,530
Voice Services (Local and Enterprise)	1,196	1,212	988
Total Core Network Services Revenue	7,767	7,757	6,195
Wholesale Voice Services	405	472	582
Total Revenue	$8,172	$8,229	$6,777

Revenue decreased 1% in 2016 compared to 2015 and increased 21% in 2015 compared to 2014. Core Network Services revenue remained essentially flat at $7.767 billion in 2016 compared to $7.757 billion in 2015, although enterprise channel revenue increased $128 million, partially offset by a $118 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $207 million in North America in 2016 compared to 2015, primarily due to growth in VPN services and wavelengths services provided to enterprise customers. This growth was partially offset by Latin America, where enterprise channel revenue declined $19 million, primarily due to the effect of the September 30, 2015 deconsolidation of our Venezuelan subsidiary with $57 million of enterprise channel revenue and the strengthening of the U.S. dollar against Latin American currencies in 2016 compared to the exchange rates in 2015, partially offset by an increase in enterprise channel revenue of $37 million, due largely to growth in IP, wavelengths, and VPN services to enterprise customers. Enterprise channel revenue in EMEA decreased $60 million compared to 2015, primarily due to the effect of the stronger U.S. dollar against European currencies and decreased U.K. Government revenue.

Wholesale channel revenue decreased $52 million in North America in 2016 compared to 2015 primarily due to a decline in private line and IP services, partially offset by VPN, dark fiber and wavelengths services growth. Latin America wholesale channel revenue decreased $35 million in 2016, primarily due to the effect of the September 30, 2015 deconsolidation of our Venezuelan subsidiary of $15 million, in addition to a decrease in IP and data services, VPN, and private line services. EMEA wholesale channel revenue decreased $31 million primarily due to certain large disconnects and the strengthening of the U.S. dollar against local currencies in 2016 compared to exchange rates in 2015. Wholesale channel revenue continued to be affected by industry consolidation across all regions.

From a service and product offering perspective, we continued to grow our IP and data services by $70 million in 2016 compared to 2015, driven primarily by an increase in VPN services of $118 million, CDN services of $18 million and managed services of $13 million. These increases were partially offset by the effect of the September 30, 2015 deconsolidation of our Venezuelan subsidiary of $47 million and the strengthening of the U.S. dollar against local currencies in 2016 compared to the exchange rates in 2015 of $34 million. Transport and fiber decreased by $42 million, primarily due to a decrease in private line of $123 million, the effect of the September 30, 2015 deconsolidation of our Venezuelan subsidiary of $14 million, and the strengthening of the U.S. dollar against local currencies in 2016 compared to the exchange rates in 2015 of $12 million, partially offset by increases in wavelengths services of $76 million and dark fiber services of $30 million. Voice services decreased by $16 million, primarily due to the decrease of intercarrier compensation for voice services of $14 million, the strengthening of the U.S. dollar against local currencies in 2016 compared to the exchange rates in 2015 of $11 million, the decrease of collaboration services of $7 million, partially offset by the increase in voice services by $16 million. Colocation and datacenter services decreased by $2 million, primarily due to the effect of the September 30, 2015 deconsolidation of our Venezuelan subsidiary of $11 million and the strengthening of the U.S. dollar against local currencies in 2016 compared to the exchange rates in 2015 of $8 million, partially offset by growth in managed security services, data center, and colocation services.

Wholesale Voice Services revenue decreased in all regions in 2016 compared to 2015, primarily due to competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale Voice Services profitability.

 The increase in total revenue in 2015 compared to 2014 was primarily driven by a full year of additional revenue in 2015 associated with acquisition of tw telecom in the fourth quarter of 2014, compared to $285 million representing two months of revenue from the tw telecom acquisition included in the 2014 results.  Assuming the tw telecom revenue was included for the full year of 2014, the total revenue would have increased from $8.123 billion in 2014 to $8.229 billion in 2015, or a 1% increase (see Note 3 - Events Associated with the Acquisition of tw telecom inc. in the Notes to the Consolidated Financial Statements). This increase was primarily driven by enterprise channel growth of $313 million in North America, offset by declines in Latin America revenue of $69 million and EMEA revenue of $69 million primarily due to the strengthening of the U.S. dollar against local currencies in 2015, declines of $99 million in Wholesale Voice Services revenue and the effect of the deconsolidation of our Venezuelan subsidiary as of September 30, 2015.

We experienced continued growth in our IP and data services of $1.056 billion, transport and fiber services of $258 million and voice services of $233 million during 2015 compared to 2014 driven primarily by the acquisition of tw telecom and end user customer demand for VPN and bandwidth in the enterprise channel. The increase in IP and data services was predominantly driven by our VPN and managed services and revenue from the tw telecom acquisition.  We also experienced increases in transport and fiber driven by dark fiber, wavelengths and professional services and in colocation and datacenter services and voice services, which also benefited from the tw telecom acquisition, offset by the adverse effect of weakening currencies in EMEA and Latin America against the U.S. dollar.

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

Wholesale Voice Services revenue decreased in all regions in 2015 compared to 2014. In 2015 compared to 2014, Wholesales Voice Services revenue decreased in North America and EMEA and remained flat in Latin America. The changes during the periods are primarily due to competitive pressures and our focus on maintaining Wholesale Voice Services profitability.

Network Access Costs include leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from our network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

Network Access Costs as a percentage of total revenue was 33% in 2016 compared to 34% in 2015 and 37% in 2014. The decrease is primarily due to an improving mix of higher profit on-net Core Network Services and a decline in lower profit Wholesale Voice Services. Additionally, we continue to implement initiatives to reduce both fixed and variable network access costs, which resulted in a decrease in Network Access Costs.

Network Related Expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, each related to the operation of our communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of our communications network, and accretion expense on asset retirement obligations, but excludes depreciation and amortization.

Network Related Expenses decreased 6% in 2016 from 2015 and increased 15% in 2015 from 2014. The decrease in 2016 compared to 2015 was primarily related to decreased employee related expense of $46 million and a decrease in facilities and network based expenses of $27 million as we continued to optimize our workforce and facilities. Additionally, in the third quarter of 2015, we implemented certain workforce reductions, resulting in approximately $8 million of restructuring charges recorded in Network Related Expenses.

The increase in 2015 compared to 2014 was primarily related to an increase in employee related expense of $106 million and an increase in facilities and rent expense of $62 million resulting from the acquisition of tw telecom. Additionally, in the third quarter of 2015, we implemented certain workforce reductions, resulting in approximately $8 million of restructuring charges recorded in Network Related Expenses.

Depreciation and Amortization expense increased 7% in 2016 from 2015 and increased 44% in 2015 from 2014. The increase in 2016 compared to 2015 is primarily related to $101 million of depreciation and amortization charges associated with additional capital expenditures, net of fully depreciated assets, partially offset by $17 million of foreign currency exchange rate changes in EMEA and Latin America. The increase in 2015 compared to 2014 is primarily attributable to $312 million of depreciation and amortization charges associated with the assets acquired from tw telecom and increased capital expenditures, partially offset by the impact of foreign currency exchange rate changes in EMEA and Latin America of $17 million.

Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A Expenses decreased 4% in 2016 compared to 2015 and increased 24% in 2015 compared to 2014. The decrease in 2016 was primarily related to decreased employee-related expenses of $24 million as we continued to drive greater operational efficiencies, as well as lower other tax of $7 million and a decrease in bad debt expense of $5 million. In 2016 we also released an accrual for an assessment of $12 million and associated interest of $14 million corresponding to certain Peruvian tax litigation. See Note 15 — Commitments, Contingencies and Other Items in the notes to Consolidated Financial Statements for additional information. Additionally, in the third quarter of 2015, we implemented certain workforce reductions, resulting in approximately $16 million of restructuring charges recorded in SG&A expenses. These decreases were partially offset by an increase in non-cash stock-based compensation of $13 million in 2016 compared to 2015. The increase in 2015 compared to 2014 was primarily related to $199 million of additional employee related expenses and an increase in professional services and non-network rent of $51 million, primarily associated with the acquisition of tw telecom, partially offset by a decrease of $18 million in restructuring charges from $34 million in 2014. We incurred $32 million and $81 million in expenses related to the acquisition of tw telecom in 2015 and 2014, respectively.

Non-cash, stock-based compensation expense of $156 million, $141 million and $73 million was recorded in 2016, 2015 and 2014, respectively, related to outperform stock appreciation rights, performance restricted stock units ("PRSUs"), restricted stock units, incentive and retention plans and shares issued for our matching contribution to the 401(k) plan. Approximately $134 million, $121 million and $64 million of non-cash stock-based compensation expense was recorded in SG&A Expenses in 2016, 2015 and 2014, respectively, and $22 million, $20 million and $9 million was recorded in Network Related Expenses in 2016, 2015 and 2014, respectively. The increase in 2016 compared to 2015 was primarily due to additional grants of restricted stock units and performance stock units, partially offset by decreased expense due to a 2015 change in retirement eligibility, which accelerated the expensing of awards for certain retirement eligible personnel in 2015, and outperform stock appreciation right awards reaching full amortization by the third quarter of 2016. The increase in 2015 compared to 2014 was primarily related to additional grants of restricted stock units, PRSUs, and increased matching contributions for our 401(k) plan due to the additional headcount from the tw telecom acquisition.

Adjusted EBITDA, as defined by us, is net income (loss) from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses and (6) discontinued operations.

Adjusted EBITDA is not a measurement under generally accepted accounting principles ("GAAP") and may not be used in the same way by other companies. We believe that Adjusted EBITDA is an important part of our internal reporting and is a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measurement is especially important in a capital-intensive industry such as telecommunications. We also use Adjusted EBITDA to compare our performance to that of our competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period our ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock-based compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which we believe are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to our primary operations.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from our calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock-based compensation expense and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by us along with Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Net Income	$677	$3,433	$314
Income Tax Expense (Benefit)	165	(3,150)	(76)
Total Other Expense	602	1,048	775
Depreciation and amortization	1,250	1,166	808
Non-Cash Stock Compensation Attributable to Stock Awards	156	141	73
Non-Cash Impairment	—	—	1
Adjusted EBITDA	$2,850	$2,638	$1,895

North America	$3,220	$3,048	$2,065
EMEA	215	235	214
Latin America	293	302	348
Unallocated Corporate Expenses	(878)	(947)	(732)
Adjusted EBITDA	$2,850	$2,638	$1,895

Adjusted EBITDA was $2.850 billion in 2016 compared with $2.638 billion in 2015 and $1.895 billion in 2014. The increase in Adjusted EBITDA is attributable to growth in our higher incremental profit Core Network Services revenue and continued improvements in network access costs as a percentage of revenue and lower network related and SG&A Expenses, partially offset by lower wholesale voice revenue and the September 30, 2015 deconsolidation of our Venezuelan subsidiary, which had Adjusted EBITDA of $46 million for the nine months ended September 30, 2015. See Note 14 — Segment Information in the notes to Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased $172 million in the North America region in 2016 compared to 2015, primarily due to increased Core Network Services revenue of $155 million partially offset by Wholesale Voice Services revenue, as discussed further above, and initiatives resulting in reduced fixed and variable network access costs. Network access costs decreased $53 million in 2016 compared to 2015.

Adjusted EBITDA decreased $20 million in the EMEA region in 2016 compared to 2015 as a result of the $91 million decrease in Core Network Services revenue in 2016, partially offset by reduced employee related expenses of $7 million and a $25 million reduction in network related expenses, as discussed further above. EMEA Adjusted EBITDA was favorably affected by initiatives that reduced fixed and variable network access costs. Network access costs in EMEA decreased $39 million in 2016 compared to 2015.

Adjusted EBITDA decreased $9 million in the Latin American region in 2016 compared to 2015, primarily as a result of the $46 million decrease from the deconsolidation of our Venezuelan subsidiary on September 30, 2015, partially offset by reduced employee related expenses and other SG&A expenses of $29 million, reduced network access costs of $4 million, and reduced network related expenses of $4 million, as discussed further above. Adjusted EBITDA was favorably affected by initiatives that reduced fixed and variable network access costs.

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

Interest Expense decreased $96 million in 2016 from 2015 and decreased $12 million in 2015 from 2014. The decrease in 2016 compared to 2015 is due to a lower weighted average interest cost of debt of 4.7% at December 31, 2016 compared to 4.9% at December 31, 2015 due to refinancing activities. Interest expense decreased in 2015 compared to 2014 by $72 million due to a lower weighted average interest cost of debt of 4.9% at December 31, 2015 compared to 5.9% at December 31, 2014 due to refinancing activities and a $30 million reduction in interest expense as a result of the conversion of the 7% Convertible Senior Notes due 2015 and 7% Convertible Senior Notes due 2015, Series B into common stock, partially offset by $89 million of interest expense on additional borrowings used to fund the tw telecom acquisition.

Approximately 55% of our long-term debt is subject to variable interest rates and therefore subject to market risks arising from changes in interest rates. As of December 31, 2016 we expect annual interest expense in 2017 to approximate $570 million based on current interest rates on our debt outstanding as of December 31, 2016. See Note 10 - Long-Term Debt in the notes to Consolidated Financial Statements for additional information on our financing activities.

Loss on Modification and Extinguishment of Debt was $40 million in 2016 compared to a loss of $218 million in 2015 and a loss of $53 million in 2014. See Note 10 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding our financing activities.

In the second quarter of 2016, we recorded a charge of approximately $40 million related to the April 2016 redemption of the 7% Senior Notes due 2020.

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

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
(Gain) Loss on Sale of Property, Plant, and Equipment and Other Assets	$(2)	$1	$(3)
Foreign Currency Loss related to Venezuela	—	11	43
Other Foreign Currency Loss	31	18	18
Impairment	—	—	17
Other Income	(9)	(12)	(6)
Other, net	$20	$18	$69

The Other, net expense in 2016 and 2015 was incurred primarily due to foreign currency losses attributable to the appreciation of the U.S. dollar for certain intercompany balances denominated in the local currency of foreign subsidiaries in North America, EMEA and Latin America that are not considered to be long-term in nature.

Other, net expense in 2014 is primarily due to foreign currency fluctuations of local currencies relative to the U.S. dollar, including foreign currency losses attributable to the devaluation of the Venezuelan bolivar as discussed below, and the partial impairment of our indefinite-lived intangible asset, partially offset by net foreign currency gains.

During the first quarter of 2014, the Venezuelan government enacted additional changes to the country's foreign exchange system. The government expanded the types of transactions that may be allowed via the weekly auctions under the Complementary System of Foreign Currency Acquirement ("SICAD 1"). The Venezuelan government also announced the replacement of its existing foreign currency administration with the National Center for Foreign Commerce ("CENCOEX"). At that time, entities could seek approval to transact through CENCOEX at the official rate of 6.30 Venezuelan bolivars to the U.S. dollar; however, certain transactions could be approved at the latest SICAD 1 rate, depending on the entity's facts and circumstances.

During the second quarter of 2014, based on additional experience with the new foreign exchange mechanisms, we concluded that the most appropriate rate was SICAD 1. Accordingly, we recognized a loss of approximately $34 million in 2014, resulting from the devaluation of Venezuelan bolivar denominated monetary assets and liabilities from the official rate of 6.3 to the SICAD 1 rate. Based upon the further deterioration of the SICAD rate from 10.6 as of June 30, 2014 to 12.0 as of September 30, 2014, we recognized an additional loss of approximately $7 million in the third quarter of 2014. As of December 31, 2014, SICAD 1 was 12.0 Venezuelan bolivars to the U.S. dollar.

During the second quarter of 2015, we recognized a charge of $6 million related to the devaluation of the Venezuelan SICAD I exchange rate from 12.0 bolivars to the U.S. dollar to 12.8 bolivars to the U.S. dollar at June 30, 2015.

During the third quarter of 2015 prior to deconsolidation, we recognized a charge of $5 million related to the devaluation of the Venezuelan SICAD I exchange rate from 12.8 bolivars to the U.S. dollar to 13.5 bolivars to the U.S. dollar effective September 1, 2015.

Income Tax (Expense) Benefit was $165 million of expense in 2016 compared to $3.150 billion of benefit in 2015 and $76 million of benefit in 2014. Income tax expense for the year ended December 31, 2016 includes an estimated one-time $110 million income tax benefit related to the issuance of new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches, an $82 million income tax benefit related to the release of deferred tax valuation allowances primarily in Germany, Brazil, and Mexico, and a $22 million benefit from the vesting of stock based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, offset by income tax expense associated with current year taxable earnings and $24 million income tax expense related to income tax rate changes. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries. Our effective tax rate is lower than the statutory rate primarily due to the benefit related to the issuance of new regulations under Internal Revenue Code Section 987, the income tax benefit on the foreign valuation allowance releases, and the adoption of ASU 2016-09, partially offset by limitations on certain deductions, the inability to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions, as well as, other discrete items such as enacted tax rate changes.

During the fourth quarter of 2015, we released approximately $3.3 billion of our deferred tax valuation allowance related to our business in the United States. Income tax expense in prior periods was primarily related to taxes in foreign jurisdictions. In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, we took into consideration our movement into a cumulative income position for the most recent three-year period, including pro forma adjustments for acquired entities, our eight out of nine consecutive quarters of pre-tax operating income, and forecasts of future earnings for our U.S. business. The release was reflected as an income tax benefit in 2015.

During the fourth quarter of 2014, we released approximately $100 million of deferred tax valuation allowance primarily related to our business in the United Kingdom due to a recapitalization and consolidation of legal entities whereby one U.K. entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets, as we had an expectation of future taxable income for the combined entities. The release was reflected as an income tax benefit in 2014.

We incur tax expense attributable to income in the U.S. and in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. We also recognize accrued interest and penalties in income tax expense related to uncertain tax benefits. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, our deferred tax valuation allowance, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Venezuela Effects

Effective September 30, 2015, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements. Despite the deconsolidation of our Venezuelan subsidiary, we continue to wholly own our Venezuelan subsidiary, operate in the region and remain committed to serving our Venezuelan customers. We deem it appropriate to continue to deconsolidate Venezuela.

There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. We expect that this condition will continue for the foreseeable future. Additionally, government regulations affecting our ability to manage our Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in the ability to make key operational decisions. This lack of exchangeability and degradation in our ability to control key operational decisions has resulted in a lack of control over our Venezuelan subsidiary for U.S. accounting purposes. Therefore, we concluded we no longer met the accounting criteria for consolidation and deconsolidated our Venezuelan subsidiary effective as of September 30, 2015 and began accounting for the investment in our Venezuelan subsidiary using the cost method of accounting. This change resulted in a one-time charge of $171 million, which includes $83 million of bolivar denominated cash and $40 million of intercompany receivables from our Venezuelan subsidiary. The factors that led to the deconsolidation of our Venezuelan subsidiary at the end of the third quarter of 2015 continued to exist through the end of 2016. Any dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash in U.S. dollars. While we do not expect to enter into material transactions with our subsidiary in Venezuela that would result in the creation of additional intercompany receivable balances, if any such transactions were completed, we would evaluate collectability of the intercompany receivable balance at that time which could result in a charge negatively affecting our results of operations. Please see Note 1 to the accompanying unaudited Consolidated Financial Statements. Prior to the deconsolidation, our operations in Venezuela accounted for approximately 1% of consolidated total revenue for the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014, and approximately 3% and 4% of consolidated operating income for the same periods, respectively.

Financial Condition—December 31, 2016

Cash flows provided by operating activities, investing activities and financing activities for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	Change
Net Cash Provided by Operating Activities	$2,343	$1,855	$488
Net Cash Used in Investing Activities	(1,319)	(1,344)	25
Net Cash Used in Financing Activities	(56)	(219)	163
Effect of Exchange Rates on Cash and Cash Equivalents	(3)	(18)	15
Net Change in Cash and Cash Equivalents	$965	$274	$691

Operating Activities

Cash provided by operating activities increased to $2.343 billion in 2016 compared to $1.855 billion in 2015. The increase in cash provided by operating activities was primarily due to growth in earnings before income tax driven by continued optimization of Network Access Costs, and an increase in cash provided by working capital. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses and capital expenditures.

Investing Activities

Cash used in investing activities decreased to $1.319 billion in 2016 compared to $1.344 billion in 2015, primarily as a result of an $83 million write-down in 2015 of our Venezuelan bolivar denominated cash balance, which was deconsolidated as of September 30, 2015. This decrease was partially offset by an increase in capital expenditures, which totaled $1.334 billion in 2016 and $1.229 billion in 2015.

Financing Activities

Cash used in financing activities of $56 million in 2016 decreased compared to $219 million used in financing activities in 2015. See Note 10 - Long-Term Debt in the notes to the Consolidated Financial Statements for more details regarding our debt transactions during 2016 and 2015.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in 2016 and 2015 was a reduction in cash of $3 million and $18 million, respectively, and was primarily due to the fluctuations of the U.S. dollar against currencies in EMEA and Latin America, including Venezuela prior to its deconsolidation.

Liquidity and Capital Resources

We had $1.819 billion of cash and cash equivalents on hand at December 31, 2016. We also had $38 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations and other deposits at December 31, 2016.

Free Cash Flow is defined by us as net cash provided by (used in) operating activities less capital expenditures as disclosed in the Consolidated Statements of Cash Flows. Management believes that Free Cash Flow is a relevant metric to provide to investors, as it is an indicator of our ability to generate cash to service our debt. Free Cash Flow excludes cash used for acquisitions, principal repayments and the impact of exchange rate changes on cash and cash equivalents balances.

There are material limitations to using Free Cash Flow to measure our performance as it excludes certain material items such as principal payments on and repurchases of long-term debt and cash used to fund acquisitions. Comparisons of our Free Cash Flow to that of some of our competitors may be of limited usefulness since we do not currently pay a significant amount of income taxes due to net operating losses, and therefore, generate higher cash flow than a comparable business that does pay income taxes. Additionally, this financial measure is subject to variability quarter over quarter as a result of the timing of payments related to interest expense, accounts receivable and accounts payable and capital expenditures. Free Cash Flow should not be used as a substitute for net change in cash and cash equivalents on the Consolidated Statements of Cash Flows.

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by us:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Net Cash Provided by Operating Activities	$2,343	$1,855	$1,161
Capital Expenditures	(1,334)	(1,229)	(910)
Free Cash Flow	$1,009	$626	$251

Free Cash Flow was $1.009 billion in 2016 compared to $626 million in 2015, reflecting a $383 million improvement driven by $488 million of higher cash provided by operating activities offset by $105 million of higher spending on capital expenditures in 2016. For the full year 2017, we expect to generate Free Cash Flow of $1.10 to $1.16 billion excluding any CenturyLink merger related expenses.

Capital expenditures for 2017 are expected to be approximately 16% of revenue, consistent with 16% of revenue in 2016 as we invest in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on our expectation that the project will eventually lead to incremental revenue.

Net cash interest payments are expected to increase to approximately $520 million in 2017 from $508 million in 2016 based on forecasted interest rates on our variable rate debt outstanding as of December 31, 2016. As of December 31, 2016, we had contractual debt obligations, including capital lease obligations, but excluding interest and discounts on debt issuance, of $7 million that mature in 2017, $306 million in 2018, and $822 million in 2019.

We currently have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America. We have no material restrictions on our ability to repatriate to the United States foreign cash and cash equivalents. We had approximately $49 million of non-U.S. denominated cash and cash equivalents at December 31, 2016.

We believe our current liquidity and anticipated future cash flows from operations will be sufficient to fund our business for at least the next twelve months.

We may need to refinance all or a portion of our indebtedness at or before maturity and cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. In addition, we may consider other uses of capital or opportunities to return cash to stockholders. We will evaluate any such transactions in light of the existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

In addition to raising capital through the debt and equity markets, we may sell or dispose of existing businesses, investments or other non-core assets.

Consolidation of the communications industry may continue. We will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

In pursuing any of these various actions, we would also need to address any restrictions contained in the CenturyLink Merger agreement or obtain a waiver of those restrictions.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations and other commercial commitments at December 31, 2016, as further described in the Notes to Consolidated Financial Statements.

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
(dollars in millions)
Contractual Obligations
Long-Term Debt, including current portion	$11,009	$7	$1,128	$2,454	$7,420
Interest Obligations	2,990	523	1,013	796	658
Asset Retirement Obligations	89	13	10	3	63
Operating Leases	1,537	282	466	288	501
Right of Way Agreements	743	162	151	105	325
Purchase and Other Obligations	1,276	941	212	51	72
Other Commercial Commitments
Letters of Credit	39	5	4	1	29

Our debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If we should fail to comply with these covenants, amounts due under the instruments may be accelerated at the debt holder's discretion after the declaration of an event of default. Our debt instruments do not have covenants that require us or our subsidiaries to maintain certain levels of financial performance or other financial measures such as total leverage or minimum revenue. These types of covenants are commonly referred to as "maintenance covenants."

Interest obligations assume interest rates on $4.9 billion of variable rate debt do not change from December 31, 2016. In addition, interest is calculated based on debt outstanding as of December 31, 2016.

Our asset retirement obligations consist of legal requirements to remove certain of our network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities. The initial and subsequent measurement of our asset retirement obligations require us to make estimates regarding the eventual costs and probability or likelihood that we will be required to remove certain of our network infrastructure and restore certain of our leased properties.

Certain right of way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. We have not included estimates for these increases in future periods in the amounts included above.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. We include payments due during these automatic renewal periods given the significant cost to relocate our network and other facilities.

Certain other right of way agreements are currently cancelable or can be terminated under certain conditions by us. We include the payments under such cancelable right of way agreements in the table above for a period of 1 year from January 1, 2017, if we do not consider it likely that we will cancel the right of way agreement within the next year.

Purchase and other obligations represent all our outstanding purchase order amounts as of December 31, 2016 ($616 million), contractual commitments with third parties to purchase network access services ($425 million) and fixed maintenance payments for portions of our network ($235 million).

The table above does not include other long-term liabilities, such as liabilities recorded for legal matters that are not contractual obligations by nature. We cannot determine with any degree of certainty the years in which these liabilities might ultimately be paid.

Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 13 - Income Taxes and Note 15 - Commitments, Contingencies and Other Items in the notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risks arising from changes in interest rates. As of December 31, 2016, Level 3 Financing had borrowed a total of approximately $4.9 billion primarily under term loans pursuant to a senior secured credit facility (excluding discounts) and Floating Rate Senior Notes due 2018 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments, unless LIBOR rates are below the minimum LIBOR rate for a particular Senior Secured Term Loan. The weighted average interest rate on these variable rate instruments at December 31, 2016, was approximately 3.8%.

At December 31, 2016, the senior secured credit facility's variable interest rate is based on a fixed rate of 3.0% plus LIBOR, with a fixed minimum LIBOR rate of 1.0% for both the $815 million Tranche B-III 2019 and the $1.796 billion Tranche B 2020 Term Loans and the interest rate is based on a fixed rate of 2.75% plus LIBOR, with a minimum fixed LIBOR of 0.75% for the $2 billion Tranche B-II 2022 Term Loan. The effective market LIBOR rate for the senior secured credit facility was approximately 0.68% for the Tranche B-II 2022 Term Loan, and 0.85% for the Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan at December 31, 2016, respectively, which were below the fixed minimum rate. Declines in LIBOR below the fixed minimum rate or increases up to the fixed minimum rate do not affect our annual interest expense. A hypothetical increase in LIBOR by 1% point would increase our annual interest expense on all of our variable rate instruments by approximately $44 million as of December 31, 2016.

At December 31, 2016, we had $6.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit us with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require us to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our Consolidated Financial Statements are reported. Accordingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Certain Latin American countries previously designated as highly inflationary economies use the U.S. dollar as their functional currency. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect our operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. That report appears on page F-3.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 201(d) of Regulation S-K regarding our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance is contained in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities" above. The other information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.
Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

2.1
Agreement and Plan of Merger, dated as of October 31, 2016, by and among Level 3 Communications, Inc., CenturyLink, Inc., Wildcat Merger Sub 1 LLC and WWG Merger Sub LLC. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2016).

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

3.2.7
Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc., dated as of May 20, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2016).

3.3
Conformed copy of the Restated Certificate of Incorporation of Level 3 Communications, Inc., as amended through May 20, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2016).

3.4
Amended and Restated By-Laws of Level 3 Communications, Inc., effective as of February 24, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2016).

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

4.1.4
Amendment No. 3 to the Rights Agreement, dated as of October 31, 2016, by and between Level 3 Communications, Inc. and Wells Fargo Bank, N.A. as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2016).

4.2.1
Indenture, dated as of November 26, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2013).

4.2.2
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

4.2.3
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

4.3.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2014).

4.3.2
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2014).

4.3.3
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

4.4
Indenture, dated as of December 1, 2014, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.75% Senior Notes due 2022 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2014).

4.5.1
Indenture, dated as of January 29, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2015).

4.5.2
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

4.5.3
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

4.6.1
Indenture, dated as of April 28, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2015).

4.6.2
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

4.6.3
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

4.8.2
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2016).

4.8.3
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2016).

4.9.1
Indenture, dated as of March 22, 2016, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2016).

4.9.2
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 16, 2016).

4.9.3
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 16, 2016).

4.10
Registration Agreement, dated as of March 22, 2016, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J. P. Morgan Securities LLC, relating to Level 3 Financing, Inc.’s 5.25% Senior Notes due 2026. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2016).

4.11
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016 governing the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.12
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015, governing the 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.13
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, governing the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.14
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, governing the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.15
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015, governing the 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.16
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, governing the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.17
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 14, 2013, governing the 6.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

4.18
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, Inc., and The Bank of New York Mellon Trust Company, N.A, amending the Indenture, dated as of December 1, 2014 governing the 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K dated November 28, 2016).

10.1
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

10.4
Level 3 Communications, Inc. Stock Incentive Plan, effective May 21, 2015, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016).

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

10.7.2
Form of Level 3 Communications, Inc. Restricted Stock Unit and Performance Unit Master Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2015).

10.7.3
Form of Level 3 Communications, Inc. Amended and Restated Restricted Stock Unit and Performance Unit Master Award Agreement, dated as of December 31, 2015 (incorporated by reference to Exhibit 10.7.3 to the Registrant’s Form 10-K for the year ended December 31, 2015).

10.8.1
Level 3 Communications, Inc. Key Executive Severance Plan (as approved by the Board on April 1, 2014) (to be effective as of April 1, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 1, 2014).

10.8.2	Restrictive Covenant Agreement, dated as of March 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2013).
10.8.3	Form of Key Executive Severance Plan Amendment Notice Letter Dated October 9, 2014 (incorporated by reference to Exhibit 10.8.3 to the Registrant’s Annual Report on Form 10-K dated February 27, 2015).
10.9	Form of Master Deferred Issuance Stock Agreement for consultants (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23, 2011).
10.10	2012 Management Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 23, 2012).
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

10.29
Eleventh Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 22, 2016, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 22, 2016).

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

10.32
Standstill Agreement, dated as of May 20, 2011, between Level 3 Communications, Inc. and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2011).

10.33
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

10.35
Exchange Agreement, dated as of March 13, 2012, by and among Level 3 Communications, Inc., Longleaf Partners Fund, a series of the Longleaf Partners Fund Trust, and solely with respect to Sections 3, 5.3 and 5.4 therein, Southeastern Asset Management Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2012).

10.36
Voting Agreement, dated as of October 31, 2016, by and between STT Crossing Ltd, CenturyLink, Inc. and, for the limited purposes set forth therein, Level 3 Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2016).

12	Statements re computation of ratios.
21	List of subsidiaries of the Registrant.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Level 3 Communications, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

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
We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:
We have audited Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For each of the three years ended December 31,

(dollars in millions, except per share data)	2016	2015	2014

Revenue	$8,172	$8,229	$6,777
Costs and Expenses:
Network access costs	2,725	2,833	2,529
Network related expenses	1,346	1,432	1,246
Depreciation and amortization	1,250	1,166	808
Selling, general and administrative expenses	1,407	1,467	1,181
Total Costs and Expenses	6,728	6,898	5,764
Operating Income	1,444	1,331	1,013
Other Income (Expense):
Interest income	4	1	1
Interest expense	(546)	(642)	(654)
Loss on modification and extinguishment of debt	(40)	(218)	(53)
Venezuela deconsolidation charge	—	(171)	—
Other, net	(20)	(18)	(69)
Total Other Expense	(602)	(1,048)	(775)
Income Before Income Taxes	842	283	238
Income Tax (Expense) Benefit	(165)	3,150	76
Net Income	$677	$3,433	$314

Basic Earnings per Common Share
Net Income Per Share	$1.89	$9.71	$1.23
Weighted-Average Shares Outstanding (in thousands)	358,559	353,385	254,428

Diluted Earnings per Common Share
Net Income Per Share	$1.87	$9.58	$1.21
Weighted-Average Shares Outstanding (in thousands)	361,472	358,593	258,483

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For each of the three years ended December 31,

(dollars in millions)	2016	2015	2014

Net Income	$677	$3,433	$314
Other Comprehensive Loss net of Tax:
Foreign currency translation adjustments, net of tax effect of $39, $13, and $0	(80)	(162)	(178)
Defined benefit pension plan adjustments, net of tax effect of $4, ($2), and $0	(6)	8	(5)
Other Comprehensive Loss, net of Tax	(86)	(154)	(183)
Comprehensive Income	$591	$3,279	$131

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

(dollars in millions, except share data)	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$1,819	$854
Restricted cash and securities	7	8
Receivables, less allowances for doubtful accounts of $29 and $32, respectively	712	757
Other	115	111
Total Current Assets	2,653	1,730
Property, Plant and Equipment, net of accumulated depreciation of $11,249 and $10,365, respectively	10,139	9,878
Restricted Cash and Securities	31	42
Goodwill	7,729	7,749
Other Intangibles, net	915	1,127
Deferred Tax Assets	3,370	3,441
Other Assets, net	51	50
Total Assets	$24,888	$24,017
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$706	$629
Current portion of long-term debt	7	15
Accrued payroll and employee benefits	195	218
Accrued interest	129	108
Current portion of deferred revenue	266	267
Other	168	179
Total Current Liabilities	1,471	1,416
Long-Term Debt, less current portion	10,877	10,866
Deferred Revenue, less current portion	1,001	977
Other Liabilities	622	632
Total Liabilities	13,971	13,891
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 360,021,098 shares issued and outstanding at December 31, 2016 and 356,374,473 shares issued and outstanding at December 31, 2015	4	4
Additional paid-in capital	19,800	19,642
Accumulated other comprehensive loss	(387)	(301)
Accumulated deficit	(8,500)	(9,219)
Total Stockholders’ Equity	10,917	10,126
Total Liabilities and Stockholders’ Equity	$24,888	$24,017

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For each of the three years ended December 31,

(dollars in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$677	$3,433	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	1,166	808
Loss on impairment	—	—	18
Non-cash compensation expense attributable to stock awards	156	141	73
Loss on modification and extinguishment of debt	40	218	53
Venezuela deconsolidation charge	—	171	—
Accretion of debt discount and amortization of debt issuance costs	21	24	36
Accrued interest on long-term debt, net	21	(57)	12
Non-cash tax adjustments	—	—	(7)
Deferred income taxes	123	(3,202)	(116)
(Gain) loss on sale of property, plant, and equipment and other assets	(2)	1	(3)
Other, net	(10)	35	(8)
Changes in working capital items:
Receivables	31	(87)	9
Other current assets	(36)	(11)	2
Accounts payables	83	4	(77)
Deferred revenue	18	88	6
Other current liabilities	(29)	(69)	41
Net Cash Provided by Operating Activities	2,343	1,855	1,161
Cash Flows from Investing Activities:
Capital expenditures	(1,334)	(1,229)	(910)
Cash related to deconsolidated Venezuela operations	—	(83)	—
Change in restricted cash and securities, net	12	(22)	(10)
Proceeds from sale of property, plant and equipment and other assets	3	4	3
Investment in tw telecom, net of cash acquired	—	—	(167)
Other	—	(14)	(2)
Net Cash Used in Investing Activities	(1,319)	(1,344)	(1,086)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	764	4,832	589
Payments on and repurchases of long-term debt and capital leases	(820)	(5,051)	(671)
Net Cash Used in Financing Activities	(56)	(219)	(82)
Effect of Exchange Rates on Cash and Cash Equivalents	(3)	(18)	(44)
Net Change in Cash and Cash Equivalents	965	274	(51)
Cash and Cash Equivalents at Beginning of Year	854	580	631
Cash and Cash Equivalents at End of Year	$1,819	$854	$580

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$508	$668	$598
Income taxes paid, net of refunds	$35	$50	$44
Non-cash Investing and Financing Activities:
Capital lease obligations incurred	$1	$6	$2
Long-term debt conversion into equity	$—	$333	$142
Accrued interest conversion into equity	$—	$10	$2
Long-term debt issued and proceeds placed in escrow	$—	$—	$3,000
Escrowed securities used in the acquisition of tw telecom	$—	$—	$3,014

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For each of the three years ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
(dollars in millions, except share data)	Shares	$			Accumulated Deficit	Total
Balance at January 1, 2014	234,688,063	$2	$14,339	$36	$(12,966)	$1,411
Common stock:
Common stock issued under employee stock benefit plans and other	4,528,559	—	78	—	—	78
Stock-based compensation	—	—	55	—	—	55
tw telecom acquisition equity consideration	96,868,883	1	4,543	—	—	4,544
Conversion of debt to equity	5,275,915	—	144	—	—	144
Net Income	—	—	—	—	314	314
Other Comprehensive Loss	—	—	—	(183)	—	(183)
Balance at December 31, 2014	341,361,420	$3	$19,159	$(147)	$(12,652)	$6,363
Common stock:
Common stock issued under employee stock benefit plans and other	2,696,470	—	35	—	—	35
Stock-based compensation	—	—	106	—	—	106
Conversion of debt to equity	12,316,583	1	342	—	—	343
Net Income	—	—	—	—	3,433	3,433
Other Comprehensive Loss	—	—	—	(154)	—	(154)
Balance at December 31, 2015	356,374,473	$4	$19,642	$(301)	$(9,219)	$10,126
Common stock:
Common stock issued under employee stock benefit plans and other	3,646,625	—	37	—	—	37
Stock-based compensation	—	—	121	—	—	121
Net Income	—	—	—	—	677	677
Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	—	—	—	42	42
Other Comprehensive Loss	—	—	—	(86)	—	(86)
Balance at December 31, 2016	360,021,098	$4	$19,800	$(387)	$(8,500)	$10,917

See accompanying notes to Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

Description of Business

Level 3 Communications, Inc. and subsidiaries is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide our services) of a broad range of integrated communications services. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Our network is an international, facilities-based communications network. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

On October 31, 2014, we completed the acquisition of tw telecom inc. (“tw telecom”) and tw telecom became our indirect, wholly owned subsidiary through a tax-free, stock and cash reorganization. See Note 3 - Events Associated with the Acquisition of tw telecom inc.

On October 31, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with CenturyLink, Inc., a Louisiana corporation ("CenturyLink"), Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 1"), and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 2"), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will be acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt (the "CenturyLink Merger"). See Note 2 - CenturyLink Merger.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our and our subsidiaries' accounts in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary.

Prior to October 1, 2015, we included the results of our wholly owned Venezuelan subsidiary in our Consolidated Financial Statements using the consolidation method of accounting. Our Venezuelan subsidiary was in the Latin America segment and had total revenue of $72 million for the nine months ended September 30, 2015. For more information on our segments and non-GAAP measures see Note 16 - Segment Information.

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations in U.S. dollars. The severe currency controls imposed by the Venezuelan government have significantly limited the ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings in U.S. dollars. We expect that this condition will continue for the foreseeable future.

Additionally, government regulations affecting our ability to manage our Venezuelan subsidiary’s capital structure, purchasing, product pricing, customer invoicing and collections, and labor relations; and the current political and economic situation within Venezuela have resulted in an acute degradation in our ability to make key operational decisions for our Venezuelan operations. The lack of exchangeability between the Venezuelan bolivar and the U.S. dollar and the degradation in our ability to control key operational decisions resulting in a lack of control over our Venezuelan subsidiary for U.S. accounting purposes, we concluded it no longer met the accounting criteria for consolidation and deconsolidated our Venezuelan subsidiary on September 30, 2015, and began accounting for our variable interest investment in our Venezuelan operations using the cost method of accounting. As a result of deconsolidating our Venezuelan subsidiary, we recorded a one-time charge of $171 million in the third quarter of 2015, which had no accompanying tax benefit. Our financial results no longer include the operating results of our Venezuelan operations. The factors that led to the deconsolidation of our Venezuelan subsidiary at the end of the third quarter of 2015 continued to exist through the end of 2016. Any dividends from our Venezuelan subsidiary are recorded as other income upon receipt of the cash in U.S. dollars. Prior period results have not been adjusted to reflect the deconsolidation of our Venezuelan subsidiary.

Foreign Currency Translation

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. A significant portion of our non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during 2016, 2015 and 2014. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the Consolidated Statements of Comprehensive Income in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our non-United States exchange transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in Other, net on the Consolidated Statements of Income.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require management's judgments include revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, determination of the useful lives of long-lived assets, measurement and recognition of stock-based compensation expense, valuation of long-lived assets, goodwill and indefinite-lived intangible assets for purposes of impairment testing, valuation of asset retirement obligations, allowance for doubtful accounts, measurement of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, and valuation allowance for deferred tax assets. Actual results could differ from these estimates under different assumptions or conditions and such differences could be material.

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

For certain sale and long-term indefeasible right of use, or IRU, contracts involving private line, wavelengths and dark fiber services, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which we had previously received consideration and for which revenue recognition was deferred. Termination revenue also is recognized when customers are required to make termination penalty payments to us to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and we renegotiate a contract under which we are no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.

We are obligated under dark fiber IRUs and other capacity agreements to maintain our network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. We recognize this revenue monthly as services are provided.

Our customer contracts require us to meet certain service level commitments. If we do not meet the required service levels, we may be obligated to provide credits, usually in the form of free service, for a short period of time. The credits are a reduction to revenue and, to date, have not been material.

Network Access Costs

Network Access Costs for the communications business include leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third party costs directly attributable to providing access to customer locations from our network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

We recognize the network access costs as they are incurred in accordance with contractual requirements. We dispute incorrect billings from our suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes. We establish appropriate network access costs reserves for disputed supplier billings based on an analysis of our historical experience in resolving disputes with our suppliers and regulatory analysis regarding certain supplier billing matters. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and these differences could be material.

Network Related Expenses

Network Related Expenses includes certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, each related to the operation of our communications network, as well as salaries, wages and related benefits (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of our communications network, and accretion expense on asset retirement obligations, but excludes depreciation and amortization.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses includes the salaries, wages and related benefits (including non-cash, stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

USF and Gross Receipts Taxes

The revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. We record Universal Service Fund ("USF") contributions where we are the primary obligor for the taxes assessed in each jurisdiction where we do business on a gross basis in our Consolidated Statements of Income, but generally record gross receipts taxes and certain state regulatory fees billed to our customers on a net basis in our Consolidated Statements of Income. Total revenue and network access costs on the Consolidated Statements of Income include USF contributions totaling $357 million, $323 million and $234 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

We recognize the estimated fair value of stock-based compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the vesting term or term for restrictions on transfer that lapse, as the case may be. We estimate forfeiture rates based on our historical experience for the type of award, adjusted for expected activities as necessary.

Income Taxes

We recognize deferred tax assets and liabilities for our United States and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of highly liquid investments in government and government agency securities and government money market funds issued or managed by financial institutions in the United States, Europe and Latin America and commercial paper depending on liquidity requirements. As of December 31, 2016 and 2015, the carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the Consolidated Balance Sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2016 and 2015.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and can bear interest. We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances, the credit quality of our customers and an analysis of our historical experience of bad debt write-offs. Accounts receivable balances are written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. We recognized bad debt expense, net of recoveries, of approximately $18 million in 2016, $23 million in 2015 and $22 million in 2014.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization for our property, plant and equipment are computed using the straight-line method based on the following estimated useful lives:

Facility and Leasehold Improvements	15	-	40	years
Network Infrastructure (including fiber and conduit)	25	-	50	years
Operating Equipment	5	-	15	years
Furniture, Fixtures, Office Equipment and Other	3	-	7	years

We perform internal reviews to evaluate the depreciable lives of our property, plant and equipment annually, or more frequently if new facts and circumstances arise, that may affect management's original estimates. Due to the rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. Our internal reviews take into account input from our global engineering and network services personnel, actual usage, the physical condition of our property, plant, and equipment, industry data, and other relevant factors. In connection with our periodic review of the estimated useful lives of property, plant and equipment, we may determine that the period we expect to use certain assets is different than the remaining previously estimated useful lives.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.

We capitalize costs directly associated with expansions and improvements of our communications network and customer installations, including employee-related costs, and generally capitalize costs associated with network construction and provisioning of services. We amortize such costs over an estimated useful life of 3 to 5 years.

In addition, we continue to develop business support systems required for our business. The external direct costs of software, materials and services, and payroll and payroll-related expenses for employees directly associated with business support system development projects are capitalized. The total development costs of the business support system is amortized over an estimated useful life of 3 years.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $271 million, $244 million and $187 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Asset Retirement Obligations

We recognize a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within network related expenses. Changes in the liability due to revisions to the amount or timing of future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, we record the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to network related expenses.

Goodwill and Indefinite-Lived Intangible Assets

Accounting guidance prohibits the amortization of goodwill and intangible assets with indefinite useful lives. We review goodwill and intangible assets with indefinite lives for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Our goodwill impairment review process considers the fair value of each reporting unit relative to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, we are not required to complete the two step goodwill impairment evaluation.

At the time of each impairment assessment date in 2016, 2015, and 2014, our reporting units consisted of three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. We conducted our annual goodwill impairment analysis as of October 1, and concluded that our goodwill was not impaired in 2016 and 2014. As a result of the deconsolidation of our Venezuelan subsidiary, we completed an assessment of the Latin American and our other reporting units' goodwill as of September 30, 2015 and concluded there was no impairment in 2015.

Our indefinite-lived intangible assets impairment review process compares the estimated fair value of the indefinite-lived intangible assets to their respective carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying values, then the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely the carrying value exceeds the fair value, then the entity is not required to complete the indefinite-lived intangible assets impairment evaluation.

Long-Lived Assets Including Finite-Lived Intangible Assets

We amortize intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 4 to 12 years.

We evaluate long-lived assets, such as property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the asset groups are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset is deemed to be impaired, the amount of the impairment loss is the excess of the asset's carrying value over its estimated fair value.

We conducted a long-lived asset impairment analysis in 2016, 2015 and 2014 and in each case concluded that our long-lived assets, including finite-lived intangible assets, were not impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, accounts receivable, restricted cash and securities. We maintain our cash equivalents, restricted cash and securities with various financial institutions. These financial institutions are primarily located in the United States, Europe and Latin America and our policy is to limit exposure with any one institution. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We also have established guidelines relative to financial instrument credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in our business. Notwithstanding the devaluation of the Venezuelan bolivar, we have not experienced any material losses on financial instruments held at financial institutions.

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe, and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to our credit evaluation and collection process, bad debt expenses have not been significant; however, we are not able to predict changes in the financial stability of our customers. Any material change in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operations. Fair values of accounts receivable approximate carrying amount due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 16%, 16% and 17% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Recently Adopted Accounting Pronouncements

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

We elected to early adopt ASU 2016-09 in the third quarter of 2016, which required adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, we recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $42 million recorded to accumulated deficit as of January 1, 2016.

This ASU amended the definition of assumed proceeds when applying the treasury stock method of computing earnings per share to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This amendment increased the amount of Diluted Weighted-Average Shares Outstanding, as noted in the table below.

The new presentation requirements for excess tax benefits to be shown on the statement of cash flows as an operating activity and presenting employee taxes paid where the employer withholds shares for tax-withholding purposes as a financing activity had no effect to any of the periods presented in our Consolidated Statements of Cash Flows as there had been no such activities in the Consolidated Statements of Cash Flow. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Adoption of the new standard also resulted in the recognition of excess tax benefits as a reduction to income tax expense of $22 million, or $0.06 per basic share, for 2016.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which required debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance is effective retrospectively for public companies for fiscal years beginning after December 15, 2015, and interim periods within those years. It was effective for us on January 1, 2016, and, upon adoption, debt issuance costs capitalized in other current assets and other assets in the consolidated balance sheet were reclassified and presented as a reduction to current and noncurrent long-term debt. As of December 31, 2015, debt issuance costs, net of accumulated amortization, recognized in the Consolidated Balance Sheets totaled $128 million, of which $19 million were recorded in other current assets.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU will replace most existing leasing guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early application is permitted. The standard requires the use of a modified retrospective transition method. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures, and expect the new guidance to significantly increase the reported assets and liabilities on our Consolidated Balance Sheets.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The ASU and subsequent amendments have been codified as ASC 606, Revenue from Contracts with Customers (“ASC 606”). In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial adoption. We will not adopt ASC 606 early.

We are performing a comprehensive analysis of our revenue streams and contractual arrangements to identify the effects of ASC 606 on our consolidated financial statements and are developing new accounting and reporting policies, business and internal control processes and procedures to facilitate adoption of the standard. Because we currently have service contracts that contain a significant financing component that are not currently separately accounted for, we will be required to estimate and record incremental revenue and interest cost associated with these contractual terms. In addition, we will be required to capitalize, and subsequently amortize, commission costs associated with obtaining or fulfilling our customer contracts, which we do not currently defer and amortize. We will also have to comply with new revenue disclosure requirements. We are continuing to review and evaluate underlying contract information that will be used to support new accounting and disclosure requirements under ASC 606 and evaluate other matters that may result from adoption of the standard. We have not yet selected a transition method, as our method of transition may be affected by the CenturyLink Merger, which we expect will be completed in the third quarter of 2017, and subsequent integration activities completed prior to the January 1, 2018 ASC 606 adoption date.

(2) CenturyLink Merger

On October 31, 2016, we entered into an agreement and plan of merger with CenturyLink, Inc., a Louisiana corporation, Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink, and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will be acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt.

Under the Merger Agreement, at the effective time of the merger of Merger Sub 1 with and into us (the "Initial Merger"), (i) each issued and outstanding share of our common stock, will be converted into 1.4286 shares (the "Stock Consideration") of CenturyLink's common stock par value $1.00 per share and (ii) the right to receive $26.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). In addition, the Merger Agreement provides that at the effective time of the CenturyLink Merger, each issued and outstanding restricted stock unit award granted prior to April 1, 2014 and each restricted stock unit award granted to a non-employee member of our Board of Directors will be exchanged for the Merger Consideration. Further, at the effective time of the CenturyLink Merger, each issued and outstanding restricted stock unit award granted on or after April 1, 2014, other than those granted to non-employee members of our Board of Directors, will be assumed and converted automatically into a restricted stock unit award of CenturyLink common stock that will be subject to the same service-based vesting conditions as applicable to such awards prior to the transaction (but not any performance-based vesting conditions, which will be deemed satisfied based on forecasted and adjusted results through the closing of the transaction (as determined by Compensation Committee of our Board of Directors)). The CenturyLink Merger is subject to the receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, review by the U.S. Federal Communications Commission, certain state regulatory approvals and other customary closing conditions.

The transaction is also subject to the approval of CenturyLink shareholders and our stockholders. CenturyLink has entered into a voting agreement with STT Crossing Ltd. (a wholly owned subsidiary of ST Telemedia), holder of approximately 18 percent of our outstanding common stock, pursuant to which they have agreed to vote their Level 3 shares in favor of the transaction.

(3) Events Associated with the Acquisition of tw telecom inc.

On October 31, 2014, we completed our acquisition of tw telecom and tw telecom became our indirect, wholly owned subsidiary through a tax-free, stock and cash reorganization. As a result of the acquisition of tw telecom, (1) each issued and outstanding share of common stock of tw telecom was exchanged for 0.7 shares of our common stock and $10 in cash (together the "acquisition consideration"); (2) the outstanding stock options of tw telecom were canceled and the holders received the acquisition consideration, net of aggregate per share exercise price; (3) each restricted stock unit award of tw telecom was immediately vested and canceled and the holders received the acquisition consideration; and (4) each restricted stock unit of tw telecom was immediately vested and canceled and holders received the acquisition consideration.

In connection with the closing of the acquisition, Level 3 Financing, Inc., a wholly owned subsidiary, amended its existing credit agreement to incur an additional $2 billion of borrowings through an additional Tranche (the "Tranche B 2022 Term Loan"). The aggregate net proceeds of the Tranche B 2022 Term Loan were used to finance the cash portion of the acquisition consideration payable to tw telecom's stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the acquisition (see Note 10 - Long-Term Debt for additional information). In addition, the net proceeds from the issuance of $1 billion of 5.375% Senior Notes due 2022 raised in August 2014 (see Note 10 - Long-Term Debt) were used to finance the cash portion of the acquisition consideration payable to tw telecom stockholders and to refinance certain existing indebtedness of tw telecom, including fees and premiums, in connection with the closing of the acquisition.

On October 30, 2014, we increased the number of authorized shares of common stock to 433,333,333. As a result of the acquisition, we issued approximately 96.9 million shares of our common stock to former holders of tw telecom common shares, stock options, restricted stock awards and restricted stock units. In addition, we called for redemption and discharged or repaid approximately $1.793 billion of tw telecom's outstanding consolidated debt including premiums of $154 million.

Based on the number of our shares issued, our closing stock price of $46.91 on October 31, 2014, the cash paid to the former holders of tw telecom common stock and the $2.1 billion of debt of tw telecom called for redemption and discharged or repaid, the aggregate consideration for acquisition accounting, including assumed capital leases of $152 million, approximated $8.1 billion.

The premium we paid in this transaction is attributable to strategic benefits, as the transaction further solidified our position as a premier global communications provider to the enterprise, government and carrier market, combining tw telecom's extensive local operations and assets in North America with our global assets and capabilities. tw telecom's business model is directly aligned with our initiatives for growth, which include building managed solutions to meet customer needs through an advanced IP/optical network.

The goodwill associated with this transaction is not deductible for income tax purposes except that certain deductible goodwill of tw telecom will continue to be deductible following the acquisition.

Our combined results of operations with tw telecom are included in our consolidated results of operations beginning in November 2014. The assets acquired and liabilities assumed of tw telecom were recognized at their acquisition date fair value. The purchase price allocation of acquired assets and assumed liabilities, including the assignment of goodwill to reporting units, was completed in the fourth quarter of 2015. The following is the final allocation of the purchase price.

Purchase Price Allocation
(dollars in millions)
Assets:
Cash, Cash Equivalents and Restricted Cash	$309
Property, Plant and Equipment	1,553
Goodwill	5,181
Identifiable Intangible Assets	1,263
Other Assets	140
Total Assets	8,446

Liabilities:
Long-Term Debt	(2,099)
Deferred Revenue	(57)
Other Liabilities	(279)
Total Liabilities	(2,435)
Total Consideration to be Allocated	$6,011

As a result of new information available since the acquisition date, we made certain immaterial adjustments to the preliminary purchase price allocation during the first quarter of 2015, which have been reflected in the above table. The primary adjustment was a result of a single change in the purchase price allocation of $60 million related to the estimated value associated with the identifiable intangible assets and goodwill.

The following unaudited pro forma financial information presents our combined results with tw telecom as if the completion of the acquisition had occurred as of January 1, 2014 (dollars in millions, except per share data).

Year Ended December 31,
2014
Total Revenue	$8,123
Net Income	$149
Net Income per Share - Basic	$0.44
Net Income per Share - Diluted	$0.44

These pro forma results include certain adjustments, primarily due to increases in depreciation and amortization expense due to fair value adjustments of tangible and intangible assets, increases in interest expense due to our issuance of incremental debt to finance cash consideration, partially offset by the refinancing of tw telecom debt that had higher interest rates than the incremental financing, and to eliminate historical transactions between us and tw telecom. The unaudited pro forma information is not intended to represent or be indicative of our actual results of operations that would have been reported had the acquisition been completed on January 1, 2014, nor is it representative of our future operating results. The pro forma information does not include any operating efficiencies or cost savings that we achieved with respect to combining the companies.

Acquisition related costs include transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention. Acquisition related costs have been recorded in Network Related Expenses and Selling, General and Administrative Expenses in our Consolidated Statements of Income. We incurred total acquisition related transaction and integration costs of approximately $81 million in 2014 and $32 million in 2015.

(4) Earnings Per Share

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and stock-based compensation awards.

The effect of approximately 3 million total restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") outstanding at December 31, 2016, has been included in the computation of diluted earnings per share for the year ended December 31, 2016. Less than 1 million of PRSUs granted in 2016 were excluded from the computation of diluted earnings per share for the year ended December 31, 2016, as they were contingently issuable and no shares would have been issued if this period was the end of the contingency period.

The effect of approximately 3 million and 4 million total outperform stock appreciation rights ("OSOs") and RSUs outstanding at December 31, 2015 and 2014, respectively have been included in the computation of diluted earnings per share for the year ended December 31, 2015 and 2014, respectively. PRSUs granted in 2015 were excluded from the computation of diluted earnings per share for the year ended December 31, 2015 and PRSUs granted in 2014 were excluded from the computation of diluted earnings per share for the year ended December 31, 2014, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period.

The effect of approximately 17 million shares issuable pursuant to the various series of convertible notes outstanding at December 31, 2014, have not been included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive to the computation.

(5) Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2016 and 2015 are as follows (dollars in millions):

	Cost	Accumulated Depreciation	Net
December 31, 2016
Land	$179	$—	$179
Land Improvements	77	(58)	19
Facility and Leasehold Improvements	2,679	(1,447)	1,232
Network Infrastructure	9,110	(3,899)	5,211
Operating Equipment	8,846	(5,626)	3,220
Furniture, Fixtures and Office Equipment	241	(196)	45
Other	26	(23)	3
Construction-in-Progress	230	—	230
	$21,388	$(11,249)	$10,139
December 31, 2015
Land	$180	$—	$180
Land Improvements	76	(53)	23
Facility and Leasehold Improvements	2,582	(1,352)	1,230
Network Infrastructure	8,979	(3,669)	5,310
Operating Equipment	7,988	(5,079)	2,909
Furniture, Fixtures and Office Equipment	242	(189)	53
Other	28	(23)	5
Construction-in-Progress	168	—	168
	$20,243	$(10,365)	$9,878

Depreciation expense was $1.039 billion in 2016, $939 million in 2015 and $713 million in 2014.

(6) Asset Retirement Obligations

Our asset retirement obligations consist of legal requirements to remove certain of our network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity for the years ended December 31, 2016 and 2015 (dollars in millions):

	2016	2015
Asset retirement obligation at January 1	$90	$85
Accretion expense	10	9
Liabilities settled	(9)	(8)
Revision in estimated cash flows	—	5
Effect of foreign currency rate change	(2)	(1)
Asset retirement obligation at December 31	$89	$90

(7) Other Intangible Assets

Other intangible assets as of December 31, 2016 and 2015 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,113)	$860
Trademarks	55	(55)	—
Patents and Developed Technology	229	(189)	40
	2,257	(1,357)	900
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,272	$(1,357)	$915
December 31, 2015
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,975	$(932)	$1,043
Trademarks	55	(55)	—
Patents and Developed Technology	230	(161)	69
	2,260	(1,148)	1,112
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,275	$(1,148)	$1,127

During the fourth quarter of 2016 and 2015, we conducted our long-lived assets and indefinite-lived intangible assets impairment analysis and concluded that there was no impairment in 2016 and 2015.

Finite-lived intangible assets amortization expense was $211 million in 2016, $227 million in 2015 and $95 million in 2014.

At December 31, 2016, the weighted average remaining useful lives of our finite-lived intangible assets was 4.8 years in total; 4.9 years for customer contracts and relationships and 2.8 years for patents and developed technology.

As of December 31, 2016, estimated amortization expense for our finite-lived intangible assets over the next five years and thereafter is as follows (dollars in millions):

2017	$196
2018	193
2019	181
2020	166
2021	143
Thereafter	21
$900

(8) Restructuring Charges

Employee Separations

Changing economic and business conditions as well as organizational structure optimization efforts have caused us to initiate from time to time various workforce reductions resulting in involuntary employee terminations. We also have initiated workforce reductions resulting from the integration of previously acquired companies.

During 2015 and 2014, as part of the tw telecom acquisition and to improve organizational effectiveness, we initiated workforce reductions. Restructuring charges totaled $24 million and $45 million in 2015 and 2014, respectively, of which $8 million and $11 million in 2015 and 2014, respectively, were recorded in Network Related Expenses and $16 million and $34 million in 2015 and 2014, respectively, were recorded in Selling, General and Administrative Expenses. Workforce reductions were not material in 2016.

As of December 31, 2016 and 2015, we had $3 million and $4 million, respectively, of employee termination liabilities.

Facility Closings

We also have accrued contract termination costs of $5 million and $11 million as of December 31, 2016 and 2015, respectively, for facility lease costs that we continue to incur without economic benefit. Accrued contract termination costs are recorded in other liabilities (current and non-current) in the Consolidated Balance Sheets. We expect to pay the majority of these costs through 2020. We did not recognize any charge in 2016, and recognized a charge of approximately $3 million and a charge of less than $1 million in 2015 and 2014, respectively, as a result of facility lease costs associated with facility closing. We record charges for contract termination costs within Network Related Expenses and Selling, General and Administrative Expenses in the Consolidated Statements of Income.

(9) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities, and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at December 31, 2016 and 2015.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements and disclosures for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as interest and foreign exchange rates, transfer restrictions, and risk of nonperformance.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the years ended December 31, 2016 and 2015.

The table below presents the fair values for our long-term debt as well as the input levels used to determine these fair values as of December 31, 2016 and 2015:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,566	$4,556	$4,671	$4,570	$—	$—
Senior Notes	6,135	6,126	6,283	6,298	—	—
Capital Leases and Other	183	199	—	—	183	199
Total Long-term Debt, including the current portion:	$10,884	$10,881	$10,954	$10,868	$183	$199

We do not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.7 billion and $4.6 billion at December 31, 2016 and 2015, respectively. The fair value of each loan is based on quoted prices. Each loan tranche is actively traded.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.3 billion and $6.3 billion at December 31, 2016 and 2015, respectively, based on quoted prices. Each series of notes is actively traded.

Capital Leases

The fair value of our capital leases are determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(10) Long-Term Debt

The following table summarizes our long-term debt (amounts in millions):

	Date of				December 31, 2016	December 31, 2015
	Issuance/ Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	Aug 2019	Quarterly	LIBOR +3.00%	$815	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	Jan 2020	Quarterly	LIBOR +3.00%	1,796	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	May 2022	Quarterly	LIBOR +2.75%	2,000	2,000
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
7% Senior Notes due 2020 (2)	Aug 2012	Jun 2020	Jun/Dec	7.000%	—	775
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (2)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	—
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases and Other Debt					183	199
Total Debt Obligations					11,009	11,025
Unamortized discounts					(13)	(16)
Unamortized debt issuance costs					(112)	(128)
Current Portion					(7)	(15)
Total Long-Term Debt					$10,877	$10,866

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
(4) The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of December 31, 2016 and 2015. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of December 31, 2016 and 2015. The Floating Rate Senior Notes due 2018 had an interest rate of 4.762% as of December 31, 2016 and 4.101% as of December 31, 2015. The interest rate on the Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan are set with a minimum LIBOR of 1.00%, and the Tranche B-II 2022 Term Loan is set with a minimum LIBOR of 0.75%.

Senior Secured Term Loans

As of January 1, 2014, Level 3 Financing, Inc., our direct wholly owned subsidiary ("Level 3 Financing") had a senior credit facility consisting of $815 million Tranche B-III Term Loan due 2019 and $1.796 billion Tranche B Term Loan due 2020.

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

On May 8, 2015, Level 3 Financing refinanced its existing $2 billion senior secured Tranche B 2022 Term Loan under a tenth amendment agreement to its Existing Credit Agreement through the creation of a new senior secured Tranche B-II 2022 term loan in the aggregate principal amount of $2 billion (the "Tranche B-II 2022 Term Loan"). The Tranche B-II 2022 Term Loan has an interest rate of LIBOR plus 2.75%, with a minimum LIBOR of 0.75%, and will mature on May 31, 2022. The Tranche B-II 2022 Term Loan was priced to lenders at par, with the payment to the lenders of an upfront fee of 25 basis points at closing. As a result of this transaction, we recognized a loss on the refinancing of approximately $27 million.

Senior Notes

We completed several offerings and refinancing of senior notes in 2016 and 2015. All of the notes pay interest semiannually, and allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days’ prior notice by paying the greater of 101% of the principal amount or a “make-whole” amount, plus accrued interest. In addition, the notes also have a provision that allows for an additional right of optional redemption using cash proceeds received from the sale of equity securities. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

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

5.75% Senior Notes due 2022

On December 1, 2014, we issued a total of $600 million aggregate principal amount of our 5.75% Senior Notes due 2022 (the “5.75% Senior Notes”). The net proceeds from the offering of the notes, together with cash on hand were used to redeem all of the outstanding 11.875% Senior Notes due 2019 issued by Level 3 Financing, including the payment of accrued interest and applicable premiums, and in connection with that redemption, the indenture relating to the 11.875% Senior Notes due 2019 was discharged on December 31, 2014. Level 3 Financing redeemed its 11.875% Senior Notes due 2017 at a price of 106.859% of the principal amount and recognized a loss on extinguishment of debt of $53 million.

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

5.125% Senior Notes due 2023 and 5.375% Senior Notes due 2025

In April 2015, Level 3 Financing issued $700 million in aggregate principal amount of its 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”) and $800 million in aggregate principal amount of its 5.375% Senior Notes due 2025 (the “5.375% Senior Notes due 2025”). The net proceeds from the offering of the 5.125% Senior Notes and 5.375% Senior Notes due 2025, together with cash on hand, were used to redeem all $1.2 billion aggregate principal amount of Level 3 Financing’s 8.125% Senior Notes due 2019 and all $300 million aggregate principal amount of our 8.875% Senior Notes due 2019. Total loss on extinguishment of debt related to the 8.125% Senior Notes due 2019 was $82 million and total loss on extinguishment of debt related to the 8.875% Senior Notes due 2019 was $18 million.

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

7% Convertible Senior Notes

During the fourth quarter of 2014, certain holders converted approximately $142 million of the 7% Convertible Senior Notes to common equity. Upon conversion, we issued an aggregate of approximately 5 million shares of our common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible.

During the first quarter of 2015, holders converted the remaining $333 million aggregate principal amount of our 7% Convertible Senior Notes due 2015 to common equity. Upon conversion, we issued an aggregate of approximately 12 million shares of our common stock, representing the approximately 37 shares per $1,000 note into which the notes were then convertible.

5.25% Senior Notes due 2026

On March 22, 2016, Level 3 Financing issued $775 million in aggregate principal amount of its 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”).

The 5.25% Senior Notes due 2026 were not originally registered under the Securities Act of 1933, as amended. A registration statement with respect to these notes has been filed with the Securities and Exchange Commission, and became effective on February 23, 2017.

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016 issuance of its 5.25% Senior Notes due 2026. We recognized a loss on modification and extinguishment of debt of approximately $40 million in Other Expense in the second quarter of 2016 as a result of the redemption of the 7% Senior Notes due 2020.

Capital Leases

As of December 31, 2016, we had $183 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 5.8% on average as of December 31, 2016.

Debt Issuance Costs

For the years ended December 31, 2016, 2015 and 2014, we deferred debt issuance costs of $11 million, $50 million and $49 million, respectively, in connection with debt issuances, that are being amortized to interest expense over the respective terms of the debt. At December 31, 2016 and 2015, there was $112 million and $128 million, respectively, of unamortized debt issuance costs.

Covenant Compliance

At December 31, 2016 and 2015, we were in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and debt issuance costs) were as follows as of December 31, 2016 (dollars in millions):

2017	$7
2018	306
2019	822
2020	1,804
2021	650
Thereafter	7,420
$11,009

(11) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Net Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$67	$(31)	$36
Other comprehensive loss before reclassifications	(178)	(9)	(187)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Balance at December 31, 2014	(111)	(36)	(147)
Other comprehensive income (loss) before reclassifications	(162)	6	(156)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Balance at December 31, 2015	(273)	(28)	(301)
Other comprehensive loss before reclassifications	(80)	(7)	(87)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at December 31, 2016	$(353)	$(34)	$(387)

(12) Employee Benefits and Stock-Based Compensation

We record non-cash compensation expense for our performance restricted stock units, restricted stock units, 401(k) matching contributions and prior to October 1, 2016, outperform stock appreciation rights.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	2016	2015	2014
Outperform Stock Appreciation Rights	$1	$6	$8
Restricted Stock Units	76	65	34
Performance Restricted Stock Units	43	35	14
401(k) Match Expense	37	36	23
Restricted Stock Unit Bonus Grant	—	—	(5)
	157	142	74
Capitalized Non-Cash Compensation	(1)	(1)	(1)
	$156	$141	$73

We capitalize non-cash compensation for those employees directly involved in the construction of the network, installation of services for customers or the development of business support systems.

OSOs and restricted stock units are granted under the Level 3 Communications, Inc. Stock Incentive Plan, as amended (the "Stock Plan"), which term extends through May 21, 2025. The Stock Plan provides for accelerated vesting of stock awards upon retirement if an employee meets certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired. We recognized non-cash compensation expense for employees that met the age and years of service requirements for accelerated vesting at retirement of $8 million, $14 million and $4 million in 2016, 2015 and 2014, respectively.

Outperform Stock Appreciation Rights

OSOs were awarded through the end of 2013, and were outstanding through October 2016. Our OSO program was designed so that our stockholders would receive a market return on their investment before OSO holders receive any return on their OSOs. We believe that the OSO program directly aligned management's and stockholders' interests by basing stock option value on our ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500® Index. Participants in the OSO program did not realize any value from awards unless our common stock price outperformed the S&P 500® Index during the life of the grant. When the stock price gain was greater than the corresponding gain on the S&P 500® Index, the value received for awards under the OSO plan was based on a formula involving a multiplier related to the level by which our common stock outperformed the S&P 500® Index. To the extent that Level 3's common stock outperformed the S&P 500® Index, the value of OSO units to a holder exceeded the value of non-qualified stock options.

The initial strike price, as determined on the day prior to the OSO grant date, was adjusted over time (the "Adjusted Strike Price"), until the settlement date. The adjustment was an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of settlement. The value of the OSO increased for increasing levels of outperformance. OSO units had a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500® Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500® Index by:	Then the Pre-multiplier Gain Multiplied by a Success Multiplier of:
0% or Less	—
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

The Pre-multiplier Gain was the Level 3 common stock price minus the Adjusted Strike Price on the date of settlement.

Upon settlement of an OSO, we delivered to the grantee the difference between the fair market value of a share of Level 3 common stock as of the day prior to the settlement date, less the Adjusted Strike Price (the "Exercise Consideration"). The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at our discretion. The number of shares of Level 3 common stock delivered to the grantee was determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the fair market value of a share of Level 3 common stock as of the date prior to the settlement date. Fair market value was defined in the OSO agreement as the closing price per share of Level 3 common stock on the national securities exchange on which the common stock is traded. Settlement of the OSO units did not require any cash outlay by the employee.

OSO units had a three year life and settled 100% on the third anniversary of the date of the award. Recipients had no discretion on the timing to exercise OSO units, thus the expected life of all such OSO units was three years.

Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit		Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (years)
					(in millions)
Balance January 1, 2014	2,148,865	$14.10	$36.60	$23.99	$31.6	1.46
OSOs granted	—	$—	$—	$—
OSOs forfeited	(52,901)	$16.99	$27.53	$22.99
OSOs expired	(106,844)	$36.60	$36.60	$36.60
OSOs exercised	(771,251)	$14.70	$27.53	$24.26
Balance December 31, 2014	1,217,869	$16.99	$27.53	$22.76	$88.0	0.90
OSOs granted	—	$—	$—	$—
OSOs forfeited	(12,945)	$20.29	$26.69	$22.81
OSOs expired	—	$—	$—	$—
OSOs exercised	(589,944)	$22.15	$22.97	$22.32
Balance December 31, 2015	614,980	$20.29	$26.69	$22.77	$48.5	0.37
OSOs granted	—	$—	$—	$—
OSOs forfeited	(6,875)	$20.29	$26.69	$26.03
OSOs expired	—	$—	$—	$—
OSOs exercised	(608,105)	$20.29	$26.69	$22.73
Balance December 31, 2016	—

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that outperformed the S&P 500® Index as of December 31, 2015 and 2014, respectively.

The total realized value of OSO units settled was $14 million, $13 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively. We issued 992,446, 622,755 and 732,593 shares of Level 3 common stock upon the exercise of OSO units for the years ended December 31, 2016, 2015 and 2014, respectively. The number of shares of Level 3 common stock issued upon settlement of an OSO unit varied based upon the relative performance of the Level 3 common stock price and the S&P 500® Index between the initial grant date and settlement date of the OSO.

Restricted Stock Units and Performance Restricted Stock Units

Restricted stock units are generally granted annually on July 1 to certain eligible recipients, including the Board of Directors, at no cost. Restrictions on transfer lapse over one to four year periods.

In April 2014, we began granting Performance Restricted Stock Units ("PRSUs"). PRSUs are designed to provide participants with a long-term stake in our success with both retention and performance components. Under these awards, a participant becomes vested in a number of PRSUs based on our achievement of specified levels of financial performance during the performance period set forth in the applicable award letter issued pursuant to the award agreement, so long as the participant remains continuously employed by us until the applicable scheduled vesting date, subject to certain change in control provisions as outlined in the award agreement. The performance objective is based on our financial performance measures. Participants will be entitled to an award within a range of 50% at a minimum achievement level and 200% at a maximum achievement level.

PRSUs use a two-year performance measurement period and vest 50% on the second anniversary of the grant date (after the relevant performance has been measured) and the second 50% vest in February of the following year.

The weighted-average grant-date fair value of restricted stock units awarded totaled $80 million, $106 million and $72 million for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of these awards was calculated using the value of Level 3 common stock on the grant date and these awards are being amortized over the periods in which the restrictions lapse. As of December 31, 2016, unamortized compensation cost related to restricted stock units was $77 million and the weighted average period over which this cost will be recognized is 2.45 years.

The changes in restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	2,924,350	$22.77
Stock and units granted	1,650,772	$43.48
Lapse of restrictions	(1,150,080)	$22.92
Stock and units forfeited	(206,305)	$27.14
Nonvested at December 31, 2014	3,218,737	$32.95
Stock and units granted	2,087,942	$50.60
Lapse of restrictions	(1,194,519)	$31.70
Stock and units forfeited	(358,227)	$44.25
Nonvested at December 31, 2015	3,753,933	$42.09
Stock and units granted	1,547,229	$51.45
Lapse of restrictions	(1,342,027)	$36.95
Stock and units forfeited	(254,712)	$47.45
Nonvested at December 31, 2016	3,704,423	$47.49

The changes in performance restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—
Units granted	605,111	$39.30
Lapse of restrictions	(1,750)	$39.14
Units forfeited	(35,480)	$39.14
Nonvested at December 31, 2014	567,881	$39.31
Units granted	713,657	$53.82
Lapse of restrictions	—	$—
Units forfeited	(53,073)	$49.25
Nonvested at December 31, 2015	1,228,465	$47.31
Units granted	498,184	$52.84
Lapse of restrictions	(297,940)	$39.43
Units forfeited	(97,298)	$52.02
Nonvested at December 31, 2016	1,331,411	$50.80

The weighted-average grant-date fair value of performance restricted stock units awarded totaled $26 million, $38 million and $24 million for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of these awards was calculated using the value of Level 3 common stock on the grant date and these awards are being amortized over the periods in which the restrictions lapse. As of December 31, 2016, unamortized compensation cost related to PRSUs was $32 million and the weighted average period over which this cost will be recognized is 1.59 years.

The total fair value of restricted stock units and PRSUs whose restrictions lapsed in the years ended December 31, 2016, 2015 and 2014 was $61 million, $38 million and $27 million, respectively.

Defined Contribution Plans

We sponsor a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.

We offer our qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $18,000 in 2016 and $18,000 in 2015. We match 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits.

Our matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. Our matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) Plan. Prior to January 2016, employees were not able to purchase units in the Level 3 Stock Fund but effective January 2016, employees may allocate account balances to the Level 3 Stock Fund subject to a limitation on the total percentage of the employee's 401(K) account balances maintained in the Level 3

Stock Fund. Employees are able to diversify our matching contribution as soon as it is made, even if they are not fully vested, subject to insider trading rules and regulations. Our matching contributions vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all our matching contributions, including future contributions. We made 401(k) Plan matching contributions of $37 million, $36 million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our matching contributions are recorded as non-cash compensation and included in network related expenses of $5 million, $5 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and in selling, general and administrative expenses of $32 million, $31 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively. Former tw telecom employees became eligible to participate in our 401(k) Plan starting January 1, 2015.

The tw telecom 401(k) Plan ("tw telecom 401(k) Plan") provided 100% matching cash contributions up to a maximum 5% of eligible compensation. Our contributions to the tw telecom 401(k) Plan vest immediately. Expenses recorded relating to the tw telecom 401(k) Plan for the two months in 2014 subsequent to the completion of the tw telecom acquisition were approximately $2 million.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis the expenses we recorded relating to these plans were approximately $6 million, $6 million and $6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $136 million and $142 million as of December 31, 2016 and 2015, respectively. The total plan benefit obligations were $158 million and $158 million as of December 31, 2016 and 2015, respectively. Therefore, the total funded status was an obligation of $22 million and $16 million as of December 31, 2016 and 2015, respectively.

Annual Discretionary Bonus Grant

Our annual discretionary bonus program is intended to motivate employees to achieve our financial and business goals. Each participant is provided a target award expressed as a percentage of base salary. Actual awards under the program are based on corporate results as well as achievement of specific individual performance criteria during the bonus program period, and may be paid in cash, restricted stock units, or a combination of the two, at the sole discretion of the Compensation Committee of the Board of Directors. The annual discretionary bonus will be paid in cash for the 2016 bonus program, and was paid in cash for the 2015 and 2014 bonus programs. We paid out 1.4 million immediately-vested restricted stock units in 2014 for the 2013 bonus plan.

(13) Income Taxes

The following table summarizes the income tax (expense) benefit attributable to the income (loss) before income taxes for each of the three years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
(dollars in millions)
Current:
United States Federal	$—	$—	$—
State	(4)	(3)	(1)
Foreign	(41)	(33)	(40)
	(45)	(36)	(41)
Deferred, net of changes in valuation allowances:
United States federal	(177)	2,941	6
State	(27)	246	15
Foreign	84	(1)	96
	(120)	3,186	117
Income Tax (Expense) Benefit	$(165)	$3,150	$76

The United States and Foreign components of income (loss) before income taxes for each of the three years ended December 31, 2016, 2015 and 2014 are as follows (some of the income (loss) is subject to taxation in multiple jurisdictions):

	2016	2015	2014
(dollars in millions)
United States	$794	$401	$207
Foreign	48	(118)	31
	$842	$283	$238

A reconciliation of the actual income tax (expense) benefit and the tax computed by applying the U.S. federal rate (35%) to the income before income taxes for each of the three years ended December 31, 2016, 2015 and 2014 is shown in the following table:

	2016	2015	2014
	(dollars in millions)
Computed Tax Expense at Statutory Rate	$(295)	$(99)	$(83)
State and Local Income Taxes	(31)	(15)	(8)
Effect of Earnings in Jurisdictions outside of the United States	24	30	13
Change in Valuation Allowance	139	3,401	205
Disallowed Interest	(58)	(62)	(25)
Non-Deductible Deconsolidation Loss	—	(57)	—
Other Permanent Items	(33)	(25)	(19)
Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	22	—	—
U.S. Federal Law Changes	110	—	—
Indefinite-Lived Assets	—	—	2
Uncertain Tax Positions	(2)	(5)	3
Changes in Tax Rates	(24)	(20)	(7)
Other, net	(17)	2	(5)
Income Tax (Expense) Benefit	$(165)	$3,150	$76

The components of the net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(dollars in millions)
Deferred Tax Assets:
Deferred revenue	364	351
Unutilized tax net operating loss carry forwards	4,550	4,959
Fixed assets	95	115
Other	471	501
Total Deferred Tax Assets	5,480	5,926
Deferred Tax Liabilities:
Deferred revenue	(57)	(58)
Fixed assets	(962)	(924)
Intangible assets	(357)	(399)
Other	(120)	(350)
Total Deferred Tax Liabilities	(1,496)	(1,731)
Net Deferred Tax Assets before Valuation Allowance	3,984	4,195
Valuation Allowance	(862)	(1,002)
Net Deferred Tax Assets after Valuation Allowance	$3,122	$3,193

As of December 31, 2016, we had available net operating loss carry forwards of approximately $9.0 billion after taking into account the effects of Section 382 limitation of the Internal Revenue Code for U.S. federal income tax purposes.

As a result of certain realization requirements of applicable accounting guidance, the table of deferred tax asset and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. However, effective January 1, 2016 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and the deferred tax assets related to equity compensation are reflected in the table for the year ended December 31, 2016.

Our loss carry forwards expire in future years through 2035 and are subject to examination by the tax authorities up to three years after the carry forwards are utilized. The U.S. net operating tax loss carry forwards available for federal income tax purposes expire as follows (dollars in millions):

Expiring December 31,	Amount
2024	$891
2025	1,267
2026	1,254
2027	1,645
2028	477
2029	694
2030	663
2031	833
2032	729
2033	194
2034	389
2035	1
$9,037

Under the rules prescribed by Internal Revenue Code Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a three-year testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carry forwards and certain current deductions against any taxable income the entity achieves in future periods and could result in a substantial income tax expense at the time of the shift. We extended the term of our Stockholder Rights Plan, which was adopted to protect our U.S. federal net operating loss carry forwards from these limitations. This plan was designed to deter trading that would result in a change of control (as defined in Section 382) and therefore protect our ability to use our U.S. federal net operating loss carry forwards in the future.

As of December 31, 2016, we had state net operating loss carry forwards of approximately $9.4 billion that have various expiration periods through 2035. We had approximately $5.5 billion of foreign jurisdiction net operating loss carry forwards that are subject to limitations on their utilization. The majority of these foreign jurisdiction tax loss carry forwards have no expiration period.

We recognize deferred tax assets and liabilities for our domestic and non-U.S. operations, for operating loss and other credit carry forwards and the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns, and future profitability by tax jurisdiction. We have historically provided a valuation allowance to reduce our U.S. federal and state and foreign deferred tax assets to the amount that is more likely than not to be realized. We monitor our cumulative loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

In the fourth quarter of 2014, we released $100 million of deferred tax valuation allowance primarily related to our business in the U.K. due to a recapitalization and consolidation of legal entities whereby one U.K. entity with a full valuation allowance was merged with an entity that had no valuation allowance against its deferred tax assets, as we had an expectation of future taxable income for the combined entities.

In the fourth quarter of 2015, we released the majority of the valuation allowance against our U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future years’ earnings. In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, we took into consideration our movement into a cumulative income position for the most recent 3-year period, including pro forma adjustments for acquired entities, our 8 out of 9 consecutive quarters of pre-tax operating income, and forecasts of future earnings for our U.S. business. We expect to continue to generate income before taxes in the United States in future periods.

During 2016, we recognized a $22 million income tax benefit from the vesting of stock based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. We also recognized $82 million of income tax benefit related to the release of deferred tax asset valuation allowances primarily in Germany, Brazil, and Mexico. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries.

We continue to maintain our existing valuation allowance against net deferred tax assets in many of our state and foreign jurisdictions where we do not currently believe the realization of our deferred tax assets is more likely than not.

The valuation allowance for deferred tax assets was approximately $0.9 billion as of December 31, 2016 and $1.0 billion as of December 31, 2015. The change in valuation allowance is primarily due to the release of the valuation allowance against foreign deferred tax assets.

With respect to our foreign corporate subsidiaries, we provide for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences (differences between a parent's book and tax basis in a subsidiary, including currency translation adjustments) unless they are considered indefinitely reinvested outside the United States. The amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was immaterial.

With respect to our foreign branches, we had historically established deferred tax liabilities for foreign branches with an overall cumulative translation gain, but had not established deferred tax assets for those with an overall translation loss as we had no plans to trigger realization of the losses in the foreseeable future. On December 7, 2016, the Internal Revenue Service issued regulations under Internal

Revenue Code Section 987 addressing the taxation of foreign currency translations gains and losses arising from foreign branches. The new regulations require a “fresh start” recalculation of the unrealized gains and losses as of the adoption date. The regulations provide that the tax bases of specified assets, such as fixed assets, will be translated at historic foreign exchange rates. As a result, the deferred taxes related to such foreign currency translation are expected to reverse through the operations of the branch thereby allowing the recognition of deferred tax assets arising from translation losses as well. The issuance of the regulations resulted in us recognizing an estimated one-time tax benefit of $110 million during the fourth quarter 2016.

Our liability for uncertain income tax positions totaled $18 million at December 31, 2016 and $18 million at December 31, 2015. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $17 million ($17 million as of December 31, 2015) and a reduction in the effective tax rate. We do not expect that the liability for uncertain tax positions will materially increase or decrease during the twelve months ended December 31, 2017. A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows (dollars in millions):

Amount
Balance as of January 1, 2014	$13
Tax positions of prior years netted against deferred tax assets	5
Gross increases - tax positions of prior years	1
Gross increases - tax positions during 2014	—
Gross decreases - lapse of statute of limitations	(2)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2014	17
Tax positions of prior years netted against deferred tax assets	(2)
Gross increases - tax positions of prior years	3
Gross increases - tax positions during 2015	2
Gross decreases - lapse of statute of limitations	(2)
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2015	18
Tax positions of prior years netted against deferred tax assets	(1)
Gross increases - tax positions during 2016	2
Gross decreases - tax positions of prior years	(1)
Gross decreases - lapse of statute of limitations	—
Gross decreases - settlement with taxing authorities	—
Balance as of December 31, 2016	$18

The unrecognized tax benefits in the table above do not include accrued interest and penalties of $18 million, $16 million and $17 million as of December 31, 2016, 2015 and 2014, respectively. Our policy is to record interest and penalties related to uncertain tax positions in income tax expense. We recognized accrued interest and penalties related to uncertain tax positions in income tax expense in our Consolidated Statements of Income of approximately $1 million, a benefit of less than $1 million and a benefit of approximately $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We, or at least one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available.

We incur tax expense attributable to income in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. We also recognize accrued interest and penalties in income tax expense related to uncertain tax benefits. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

(14) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is Jeff K. Storey, President and Chief Executive Officer. Our reportable segments consist of: 1) North America; 2) EMEA; and 3) Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments.

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by us, is equal to net income (loss) from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of our internal reporting and is a key measure used by management to evaluate our profitability and operating performance and to make resource allocation decisions. Management believes such measurement is especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare our performance to that of our competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period our ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock-based compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense and income tax benefit (expense) because these items are associated with our capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the effect of capital investments which management believes are better evaluated through cash flow measures. Adjusted EBITDA excludes net other income (expense) because these items are not related to our primary operations.

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from our calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income tax benefit (expense), depreciation and amortization expense, non-cash impairment charges, non-cash stock-based compensation expense, and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Revenue and the related expenses are attributed to regions based on where services are provided. Revenue and costs for services provided in more than one region are allocated equally between the regions, and we do not otherwise charge for services between reportable segments. Therefore, segment results do not include any intercompany revenue. The operating activities of the separate regions along with the activities that are not attributable to a segment are interdependent, and the regional results in the tables below do not include all intercompany charges and allocations that would be necessary to report the regional results on a standalone basis.

Total revenue consists of:

•	Core Network Services revenue from Internet Protocol and data services; transport and fiber; local and enterprise voice services; colocation and data center services; and security services.

•	Wholesale Voice Services revenue from sales to other carriers of long distance voice services.

Core Network Services revenue represents higher profit services and Wholesale Voice Services revenue represents lower profit services. Core Network Services revenue requires different levels of investment and focus and provides different contributions to our operating results than Wholesale Voice Services revenue. Management believes that growth in revenue from our Core Network Services is critical to the long-term success of our business. We also believe we must continue to effectively manage the profitability of the Wholesale Voice Services revenue. We believe trends in our communications business are best gauged by analyzing revenue changes in Core Network Services.

The following table presents revenue by segment for each of the years ended December 31,

(dollars in millions)	2016	2015	2014
Core Network Services Revenue:
North America	$6,362	$6,207	$4,520
EMEA	744	835	904
Latin America	661	715	784
Total Core Network Services Revenue	$7,767	$7,757	$6,208

Wholesale Voice Services Revenue:
North America	$386	$447	$535
EMEA	11	14	6
Latin America	8	11	28
Total Wholesale Voice Services Revenue	$405	$472	$569

Total Revenue	$8,172	$8,229	$6,777

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income for each of the years ended December 31,

(dollars in millions)	2016	2015	2014
Adjusted EBITDA:
North America	$3,220	$3,048	$2,065
EMEA	215	235	214
Latin America	293	302	348
Unallocated Corporate Expenses	(878)	(947)	(732)
Adjusted EBITDA	$2,850	$2,638	$1,895
Income Tax (Expense) Benefit	(165)	3,150	76
Total Other Expense	(602)	(1,048)	(775)
Depreciation and Amortization	(1,250)	(1,166)	(808)
Non-Cash Stock Compensation	(156)	(141)	(73)
Non-Cash Impairment	—	—	(1)
Net Income	$677	$3,433	$314

The following table presents capital expenditures by segment and reconciles capital expenditures to total capital expenditures for each of the years ended December 31:

(dollars in millions)	2016	2015	2014
Capital Expenditures:
North America	$874	$752	$495
EMEA	145	158	117
Latin America	166	155	153
Unallocated Corporate Capital Expenditures	149	164	145
Total Capital Expenditures	$1,334	$1,229	$910

The following table presents total assets by segment:

	As of December 31,
(dollars in millions)	2016	2015
Assets:
North America	$20,818	$19,961
EMEA	1,639	1,796
Latin America	2,304	2,131
Other	127	129
Total Assets	$24,888	$24,017

The changes in the carrying amount of goodwill by segment during year ended December 31, 2016 and 2015 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at January 1, 2015	$6,955	$138	$596	$7,689
Goodwill adjustments including the effect of foreign currency rate change	69	(9)	—	60
Balance at December 31, 2015	7,024	129	596	7,749
Effect of foreign currency rate change	—	(20)	—	(20)
Balance at December 31, 2016	$7,024	$109	$596	$7,729

(15) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $97 million and are included in “Other” current liabilities and “Other Liabilities” in our Consolidated Balance Sheet at December 31, 2016. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at December 31, 2016. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation

We are party to a number of purported class action lawsuits involving our right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, we obtained the rights to construct our networks from railroads, utilities, and others, and have installed our networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the fiber optic cable networks pass, and that the railroads, utilities and others who granted us the right to construct and maintain our network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. We have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. We have defeated motions for class certification in a number of these actions but expect that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against us, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.

We negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which we have installed our fiber optic cable networks. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.

In November 2010, we negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which we have installed our fiber optic cable networks. We are currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in all but one of the applicable states and the parties are actively engaged in, or have completed, the claims process for the vast majority of the applicable states, including payment of claims. We continue to seek approval in the remaining state.

Management believes that we have substantial defenses to the claims asserted in all of these actions and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for all affected landowners.

Peruvian Tax Litigation

Beginning in 2005, one of our Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $18 million at December 31, 2016.

We challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected our administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 with the Tribunal Fiscal, the highest level of administrative review, which is not part of the Peru judiciary (the "Tribunal"). The 2001 and 2002 assessed withholding tax assessments were resolved in our favor in separate administrative resolutions; however, the penalties with respect to withholding tax remain at issue in the administrative appeals.

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in our favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in our favor on the central issue underlying the assessments. SUNAT has appealed the substantive issue to the next judicial level. We also appealed certain procedural points.

In October 2013, the Tribunal notified us of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. We appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision.

In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, we were served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, we challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. We filed an appeal with the Tribunal in February 2015. In May 2015, the Tribunal notified us of its administrative resolution declaring the assessments and corresponding fines null. The time for SUNAT to appeal this resolution has closed. Under local practice, notification of an appeal can take several months. Counsel confirmed in the first quarter of 2016 that SUNAT has not filed an appeal to the resolution. Nevertheless, SUNAT retains the right to reissue the assessments declared null or start a new audit. However, we are under no obligation to provide additional information and any fine issued by SUNAT based on the same information that it has already used in the past would be declared null. Accordingly, in March 2016, we released an accrual of approximately $15 million for an assessment and associated interest.

In addition, based on a change in legal interpretation by the Peruvian judicial courts, the statute of limitations with respect to the 2001 fines has expired. Accordingly, in the fourth quarter of 2016, we released an accrual of approximately $11 million of fines and associated interest.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $29 million at December 31, 2016.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, we released an accrual of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. We have filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the judicial courts. In October 2012 and June 2014, we received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level and we appealed this decision to the second administrative level. During the fourth quarter of 2014, we entered into an amnesty with the Rio de Janeiro state tax authorities with respect to potential ICMS liability for the 2008 tax period. As a result, we paid $5 million and released an accrual of $3 million of tax corresponding to the ICMS applicable on the provision of Internet access services in the fourth quarter of 2014.

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, we believe it is reasonably possible that these assessments could result in a loss of up to $48 million at December 31, 2016 in excess of the accruals established for these matters.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2016 and December 31, 2015, we had outstanding letters of credit or other similar obligations of approximately $39 million and $46 million, respectively, of which $33 million and $43 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

Operating Leases

We are leasing rights-of-way, facilities and other assets under various operating leases which, in addition to rental payments, may require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in various price indexes and increases in the landlord's management costs.

The right-of-way agreements have various expiration dates through 2060. Payments under these right-of-way agreements were $205 million in 2016, $211 million in 2015 and $173 million in 2014.

We have obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2119. Rent expense, including common area maintenance, under non-cancelable lease agreements was $347 million in 2016, $357 million in 2015 and $318 million in 2014.

Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2016 (dollars in millions):

	Right-of-Way Agreements	Operating Leases	Total	Future Minimum Sublease Receipts
2017	$162	$282	$444	$4
2018	80	244	324	4
2019	71	222	293	3
2020	55	164	219	1
2021	50	124	174	—
Thereafter	325	501	826	—
	$743	$1,537	$2,280	$12

Certain right-of-way agreements include provisions for increases in payments in future periods based on the rate of inflation as measured by various price indexes. We have not included estimates for these increases in future periods in the amounts included above.

Certain non-cancelable right of way agreements provide for automatic renewal on a periodic basis. We include payments due during these automatic renewal periods given the significant cost to relocate our network and other facilities.

Certain other right-of-way agreements are currently cancelable or can be terminated under certain conditions by us. We include the payments under such cancelable right-of-way agreements in the table above for a period of 1 year from January 1, 2017, if we do not consider it likely that we will cancel the right of way agreement within the next year.

Cost of Access and Third-Party Maintenance

In addition, we have purchase commitments with third-party access vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. Some of these access vendor commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, we have purchase commitments with third parties that require us to make payments for maintenance services for certain portions of our network.

The following table summarizes our purchase commitments at December 31, 2016 (dollars in millions):

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Cost of Access Services	$425	$278	$131	$11	$5
Third-Party Maintenance Services	235	59	69	40	67
	$660	$337	$200	$51	$72

(16) Condensed Consolidating Financial Information

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

The operating activities of the separate legal entities included in our Consolidated Financial Statements are interdependent. The accompanying condensed consolidating financial information presents the statements of comprehensive income, balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in our consolidated results.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,557	$4,747	$(132)	$8,172
Costs and Expenses:
Network access costs	—	—	1,283	1,574	(132)	2,725
Network related expenses	—	—	953	393	—	1,346
Depreciation and amortization	—	—	385	865	—	1,250
Selling, general and administrative expenses	16	5	1,024	362	—	1,407
Total costs and expenses	16	5	3,645	3,194	(132)	6,728
Operating (Loss) Income	(16)	(5)	(88)	1,553	—	1,444
Other Income (Expense):
Interest income	—	—	3	1	—	4
Interest expense	(36)	(505)	(2)	(3)	—	(546)
Interest income (expense) affiliates, net	1,385	2,113	(3,215)	(283)	—	—
Equity in net earnings (losses) of subsidiaries	(669)	(2,033)	757	—	1,945	—
Other, net	(1)	(39)	2	(22)	—	(60)
Total other expense	679	(464)	(2,455)	(307)	1,945	(602)
Income (Loss) before Income Taxes	663	(469)	(2,543)	1,246	1,945	842
Income Tax (Expense) Benefit	14	(200)	(2)	23	—	(165)
Net Income (Loss)	677	(669)	(2,545)	1,269	1,945	677
Other Comprehensive Loss, Net of Income Taxes	(86)	—	—	(86)	86	(86)
Comprehensive Income (Loss)	$591	$(669)	$(2,545)	$1,183	$2,031	$591

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,325	$5,077	$(173)	$8,229
Costs and Expenses:
Network access costs	—	—	1,243	1,763	(173)	2,833
Network related expenses	—	—	947	485	—	1,432
Depreciation and amortization	—	—	309	857	—	1,166
Selling, general and administrative expenses	4	—	1,064	399	—	1,467
Total costs and expenses	4	—	3,563	3,504	(173)	6,898
Operating (Loss) Income	(4)	—	(238)	1,573	—	1,331
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(51)	(574)	(3)	(14)	—	(642)
Interest income (expense) affiliates, net	1,310	1,984	(3,041)	(253)	—	—
Equity in net earnings (losses) of subsidiaries	2,162	(1,693)	177	—	(646)	—
Other, net	(18)	(200)	3	(192)	—	(407)
Total other expense	3,403	(483)	(2,864)	(458)	(646)	(1,048)
Income (Loss) before Income Taxes	3,399	(483)	(3,102)	1,115	(646)	283
Income Tax (Expense) Benefit	34	2,645	(1)	472	—	3,150
Net Income (Loss)	3,433	2,162	(3,103)	1,587	(646)	3,433
Other Comprehensive (Loss) Income, Net of Income Taxes	(154)	—	—	(154)	154	(154)
Comprehensive Income (Loss)	$3,279	$2,162	$(3,103)	$1,433	$(492)	$3,279

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Revenue	$—	$—	$3,073	$3,918	$(214)	$6,777
Costs and Expenses:
Network access costs	—	—	1,177	1,566	(214)	2,529
Network related expenses	—	—	762	484	—	1,246
Depreciation and amortization	—	—	277	531	—	808
Selling, general and administrative expenses	21	2	735	423	—	1,181
Total costs and expenses	21	2	2,951	3,004	(214)	5,764
Operating (Loss) Income	(21)	(2)	122	914	—	1,013
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(143)	(492)	(2)	(17)	—	(654)
Interest income (expense) affiliates, net	1,227	1,827	(2,890)	(164)	—	—
Equity in net earnings (losses) of subsidiaries	(710)	(2,047)	663	—	2,094	—
Other, net	(53)	—	7	(76)	—	(122)
Total other expense	321	(712)	(2,222)	(256)	2,094	(775)
Income (Loss) before Income Taxes	300	(714)	(2,100)	658	2,094	238
Income Tax (Expense) Benefit	14	4	(1)	59	—	76
Net Income (Loss)	314	(710)	(2,101)	717	2,094	314
Other Comprehensive Income (Loss), Net of Income Taxes	(183)	—	—	(183)	183	(183)
Comprehensive Income (Loss)	$131	$(710)	$(2,101)	$534	$2,277	$131

Condensed Consolidating Balance Sheets
December 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$—	$1,700	$104	$—	$1,819
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	26	686	—	712
Due from affiliates	17,032	21,715	—	2,180	(40,927)	—
Other	—	—	87	28	—	115
Total Current Assets	17,047	21,715	1,814	3,004	(40,927)	2,653
Property, Plant, and Equipment, net	—	—	3,869	6,270	—	10,139
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	353	8,291	—	8,644
Investment in Subsidiaries	16,869	17,599	3,674	—	(38,142)	—
Deferred Tax Assets	51	2,687	—	632	—	3,370
Other Assets, net	—	—	16	35	—	51
Total Assets	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$307	$399	$—	$706
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	160	35	—	195
Accrued interest	11	110	—	8	—	129
Current portion of deferred revenue	—	—	116	150	—	266
Due to affiliates	—	—	40,927	—	(40,927)	—
Other	—	—	127	41	—	168
Total Current Liabilities	11	110	41,639	638	(40,927)	1,471
Long-Term Debt, less current portion	592	10,108	13	164	—	10,877
Deferred Revenue, less current portion	—	—	719	282	—	1,001
Other Liabilities	16	—	155	451	—	622
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,370	31,783	(32,791)	16,697	(38,142)	10,917
Total Liabilities and Stockholders' Equity (Deficit)	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Condensed Consolidating Balance Sheets
December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$12	$6	$727	$109	$—	$854
Restricted cash and securities	—	—	1	7	—	8
Receivables, less allowances for doubtful accounts	—	—	47	710	—	757
Due from affiliates	12,415	22,759	—	2,816	(37,990)	—
Other	—	—	56	55	—	111
Total Current Assets	12,427	22,765	831	3,697	(37,990)	1,730
Property, Plant, and Equipment, net	—	—	3,423	6,455	—	9,878
Restricted Cash and Securities	27	—	14	1	—	42
Goodwill and Other Intangibles, net	—	—	363	8,513	—	8,876
Investment in Subsidiaries	16,772	17,714	3,734	—	(38,220)	—
Deferred Tax Assets	38	2,847	—	556	—	3,441
Other Assets, net	—	—	12	38	—	50
Total Assets	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$195	$433	$—	$629
Current portion of long-term debt	—	—	2	13	—	15
Accrued payroll and employee benefits	—	—	186	32	—	218
Accrued interest	11	90	—	7	—	108
Current portion of deferred revenue	—	—	119	148	—	267
Due to affiliates	—	—	37,990	—	(37,990)	—
Other	—	—	115	64	—	179
Total Current Liabilities	11	91	38,607	697	(37,990)	1,416
Long-Term Debt, less current portion	591	10,092	15	168	—	10,866
Deferred Revenue, less current portion	—	—	680	297	—	977
Other Liabilities	15	—	133	484	—	632
Commitments and Contingencies
Stockholders' Equity (Deficit)	28,647	33,143	(31,058)	17,614	(38,220)	10,126
Total Liabilities and Stockholders' Equity (Deficit)	$29,264	$43,326	$8,377	$19,260	$(76,210)	$24,017

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(49)	$(468)	$564	$2,296	$—	$2,343
Cash Flows from Investing Activities:
Capital expenditures	—	—	(704)	(630)	—	(1,334)
Change in restricted cash and securities, net	5	—	6	1	—	12
Proceeds from sale of property, plant and equipment and other assets	—	—	1	2	—	3
Net Cash Provided by (Used in) Investing Activities	5	—	(697)	(627)	—	(1,319)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	764	—	—	—	764
Payments on and repurchases of long-term debt, including current portion and refinancing costs	—	(806)	(1)	(13)	—	(820)
Increase (decrease) due from/to affiliates, net	47	504	1,107	(1,658)	—	—
Net Cash Provided by (Used in) Financing Activities	47	462	1,106	(1,671)	—	(56)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(3)	—	(3)
Net Change in Cash and Cash Equivalents	3	(6)	973	(5)	—	965
Cash and Cash Equivalents at Beginning of Year	12	6	727	109	—	854
Cash and Cash Equivalents at End of Year	$15	$—	$1,700	$104	$—	$1,819

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(40)	$(617)	$193	$2,319	$—	$1,855
Cash Flows from Investing Activities:
Capital expenditures	—	—	(453)	(776)	—	(1,229)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)	—	(83)
Change in restricted cash and securities, net	(25)	—	3	—	—	(22)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	4	—	4
Other	—	—	(14)	—	—	(14)
Net Cash Provided by (Used in) Investing Activities	(25)	—	(464)	(855)	—	(1,344)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	4,832	—	—	—	4,832
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(313)	(4,725)	(2)	(11)	—	(5,051)
Increase (decrease) due from/to affiliates, net	383	511	693	(1,587)	—	—
Net Cash Provided by (Used in) Financing Activities	70	618	691	(1,598)	—	(219)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(18)	—	(18)
Net Change in Cash and Cash Equivalents	5	1	420	(152)	—	274
Cash and Cash Equivalents at Beginning of Year	7	5	307	261	—	580
Cash and Cash Equivalents at End of Year	$12	$6	$727	$109	$—	$854

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(178)	$(458)	$625	$1,172	$—	$1,161
Cash Flows from Investing Activities:
Capital expenditures	—	—	(362)	(548)	—	(910)
Change in restricted cash and securities, net	—	—	2	(12)	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	3	—	3
Investment in tw telecom, net of cash acquired	(474)	—	—	307	—	(167)
Other	—	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	(474)	—	(360)	(252)	—	(1,086)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	590	—	—	(1)	—	589
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(647)	—	—	(24)	—	(671)
Increase (decrease) due from/to affiliates, net	708	457	(305)	(860)	—	—
Net Cash Provided by (Used in) Financing Activities	651	457	(305)	(885)	—	(82)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(44)	—	(44)
Net Change in Cash and Cash Equivalents	(1)	(1)	(40)	(9)	—	(51)
Cash and Cash Equivalents at Beginning of Year	8	6	347	270	—	631
Cash and Cash Equivalents at End of Year	$7	$5	$307	$261	$—	$580

(17) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015

(dollars in millions except per share data)
Revenue	$2,051	$2,053	$2,056	$2,061	$2,033	$2,062	$2,032	$2,053
Costs and Expenses:
Network Access Costs	694	723	676	696	675	706	680	708
Network Related Expenses	338	356	339	363	337	369	332	344
Depreciation and Amortization	301	288	310	288	319	296	320	294
Selling, General and Administrative Expenses	356	370	357	364	348	364	346	369
Total Costs and Expenses	1,689	1,737	1,682	1,711	1,679	1,735	1,678	1,715
Operating Income	362	316	374	350	354	327	354	338
Other Income (Expense):
Interest Income	1	1	1	—	1	—	1	—
Interest Expense	(135)	(180)	(140)	(165)	(139)	(145)	(132)	(152)
Loss on Modification and Extinguishment of Debt	—	—	(40)	(163)	—	—	—	(55)
Venezuela Deconsolidation Charge	—	—	—	—	—	(171)	—	—
Other, net	(10)	(10)	(5)	(17)	1	6	(6)	3
Total Other Expense	(144)	(189)	(184)	(345)	(137)	(310)	(137)	(204)
Income Before Income Taxes	218	127	190	5	217	17	217	134
Income Tax (Expense) Benefit	(90)	(5)	(34)	(18)	(74)	(16)	33	3,189
Net Income (Loss)	$128	$122	$156	$(13)	$143	$1	$250	$3,323
Net Income (Loss) Per Share - Basic	$0.36	$0.35	$0.44	$(0.04)	$0.40	$—	$0.70	$9.33
Net Income (Loss) Per Share - Diluted	$0.36	$0.35	$0.43	$(0.04)	$0.39	$—	$0.69	$9.24

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

During the second quarter of 2016, we recognized a loss on modification and extinguishment of debt of $40 million, related to the redemption of the 7% Senior Notes due 2020.

In the second quarter of 2016, we recognized approximately $40 million income tax benefit related to the release of our German deferred tax valuation allowance.

In the fourth quarter of 2016, we recognized a $110 million income tax benefit related to the issuance of new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches.

In the fourth quarter of 2016, we recognized a $35 million income tax benefit related to releases of deferred tax valuation allowances primarily in Brazil.

In the fourth quarter of 2016, we recognized $16 million income tax expense related to income tax rate changes.

During the fourth quarter of 2015, we recognized a $3.3 billion income tax benefit primarily related to the release of U.S. federal and state deferred tax valuation allowances.

During the fourth quarter of 2015, we recognized a loss on extinguishment of debt of $55 million, related to the refinancing of the 8.625% Senior Notes due 2020.

During the second quarter of 2015, we recognized a loss on extinguishment of debt of $36 million, related to the refinancing of the 9.375% Senior Notes due 2019.

During the second quarter of 2015, we recognized a loss on extinguishment of debt of $82 million, related to the refinancing of the 8.125% Senior Notes due 2019.

During the second quarter of 2015, we recognized a loss on extinguishment of debt of $18 million, related to the refinancing of the 8.875% Senior Notes due 2019.

During the second quarter of 2015, we recognized a loss on modification and extinguishment of debt of $27 million, related to the refinancing of the senior secured Tranche B Term Loan due 2022.

(18) Subsequent Event

On February 22, 2017, we completed the refinancing of all of our outstanding $4.611 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the amount of $4.611 billion. The term loans refinanced are our Tranche B-III 2019 Term Loan, Tranche B 2020 Term Loan, and the Tranche B-II 2022 Term Loan. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024. The Tranche B 2024 Term Loan was priced to lenders at par, with the payment to the lenders at closing of an upfront 25 basis point fee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 24, 2017

LEVEL 3 COMMUNICATIONS, INC.
By: /s/ Jeff K. Storey
Name: Jeff K. Storey
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Chairman of the Board	February 24, 2017
/s/ Jeff K. Storey Jeff K. Storey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
/s/ Sunit S. Patel Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
/s/ Eric J. Mortensen Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2017
/s/ Kevin P. Chilton Kevin P. Chilton	Director	February 24, 2017
/s/ Steven T. Clontz Steven T. Clontz	Director	February 24, 2017
/s/ Irene M. Esteves Irene M. Esteves	Director	February 24, 2017
/s/ T. Michael Glenn T. Michael Glenn	Director	February 24, 2017
/s/ Spencer B. Hays Spencer B. Hays	Director	February 24, 2017
/s/ Michael J. Mahoney Michael J. Mahoney	Director	February 24, 2017
/s/ Kevin W. Mooney Kevin W. Mooney	Director	February 24, 2017
/s/ Peter Seah Lim Huat Peter Seah Lim Huat	Director	February 24, 2017
/s/ Peter van Oppen Peter van Oppen	Director	February 24, 2017