Form 10-Q
period 2017-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2017-05-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) f the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each class of the issuer’s common stock, as of May 3, 2017:

Common Stock: 361,387,369 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions, except per share data)	2017	2016

Revenue	$2,048	$2,051
Costs and Expenses:
Network access costs	691	694
Network related expenses	336	338
Depreciation and amortization	320	301
Selling, general and administrative expenses	364	356
Total Costs and Expenses	1,711	1,689
Operating Income	337	362
Other Income (Expense):
Interest income	2	1
Interest expense	(134)	(135)
Loss on modification and extinguishment of debt	(44)	—
Other, net	4	(10)
Total Other Expense	(172)	(144)
Income Before Income Taxes	165	218
Income Tax Expense	(70)	(90)
Net Income	$95	$128

Basic Earnings per Common Share
Net Income Per Share	$0.26	$0.36
Weighted-Average Shares Outstanding (in thousands)	361,461	356,785

Diluted Earnings per Common Share
Net Income Per Share	$0.26	$0.36
Weighted-Average Shares Outstanding (in thousands)	364,121	360,745

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2017	2016
Net Income	$95	$128
Other Comprehensive Income, net of Tax:
Foreign currency translation adjustments, net of tax effect of ($8) and $8	20	48
Defined benefit pension plan adjustments, net of tax effect of $0 and ($2)	1	(3)
Other Comprehensive Income, net of Tax	21	45
Comprehensive Income	$116	$173

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$1,947	$1,819
Restricted cash and securities	7	7
Receivables, less allowances for doubtful accounts of $30 and $29, respectively	712	712
Other	141	115
Total Current Assets	2,807	2,653
Property, Plant and Equipment, net of accumulated depreciation of $11,534 and $11,249, respectively	10,285	10,139
Restricted Cash and Securities	31	31
Goodwill	7,731	7,729
Other Intangibles, net	861	915
Deferred Tax Assets	3,305	3,370
Other Assets, net	51	51
Total Assets	$25,071	$24,888
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$750	$706
Current portion of long-term debt	307	7
Accrued payroll and employee benefits	148	195
Accrued interest	101	129
Current portion of deferred revenue	275	266
Other	153	168
Total Current Liabilities	1,734	1,471
Long-Term Debt, less current portion	10,581	10,877
Deferred Revenue, less current portion	1,044	1,001
Other Liabilities	631	622
Total Liabilities	13,990	13,971
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 360,856,279 issued and outstanding at March 31, 2017 and 360,021,098 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	19,848	19,800
Accumulated other comprehensive loss	(366)	(387)
Accumulated deficit	(8,405)	(8,500)
Total Stockholders’ Equity	11,081	10,917
Total Liabilities and Stockholders’ Equity	$25,071	$24,888

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,	March 31,
(dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$95	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	301
Non-cash compensation expense attributable to stock awards	48	47
Loss on modification and extinguishment of debt	44	—
Accretion of debt discount and amortization of debt issuance costs	5	5
Accrued interest on long-term debt, net	(28)	23
Deferred income taxes	62	81
Other, net	(5)	(9)
Changes in working capital items:
Receivables	6	(44)
Other current assets	(32)	(35)
Accounts payable	42	48
Deferred revenue	50	46
Other current liabilities	(68)	(81)
Net Cash Provided by Operating Activities	539	510
Cash Flows from Investing Activities:
Capital expenditures	(368)	(297)
Change in restricted cash and securities, net	—	(828)
Net Cash Used in Investing Activities	(368)	(1,125)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	4,569	765
Payments on and repurchases of long-term debt and capital leases	(4,613)	(1)
Net Cash (Used in) Provided by Financing Activities	(44)	764
Effect of Exchange Rates on Cash and Cash Equivalents	1	1
Net Change in Cash and Cash Equivalents	128	150
Cash and Cash Equivalents at Beginning of Period	1,819	854
Cash and Cash Equivalents at End of Period	$1,947	$1,004

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$153	$112
Income taxes paid, net of refunds	$10	$7

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

As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the first quarter of 2017.

The accompanying Consolidated Balance Sheet as of December 31, 2016, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2016. In the opinion of our management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU will replace most existing leasing guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early application is permitted. The standard requires the use of a modified retrospective transition method. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures, and expect the new guidance to significantly increase the reported assets and liabilities on our Consolidated Balance Sheets.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The ASU and subsequent amendments have been codified as ASC 606, Revenue from Contracts with Customers (“ASC 606”). In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial adoption. We will not adopt ASC 606 early.

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

The transaction has received approval of CenturyLink's shareholders and our stockholders.

(3) Earnings Per Share

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming exercise of stock-based compensation awards.

The effects of approximately 3 million total restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") outstanding at March 31, 2017 have been included in the computation of diluted earnings per share for the three months ended March 31, 2017. Less than 1 million of PRSUs granted in 2016 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period. The effect of approximately 4 million total outperform stock appreciation rights ("OSOs"), RSUs and PRSUs outstanding at March 31, 2016 was included in the computation of diluted earnings per share for the three months ended March 31, 2016.

(4) Other Intangible Assets

Other intangible assets as of March 31, 2017 and December 31, 2016 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2017
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,972	$(1,159)	$813
Trademarks	55	(55)	—
Patents and Developed Technology	227	(194)	33
	2,254	(1,408)	846
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,269	$(1,408)	$861
December 31, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,113)	$860
Trademarks	55	(55)	—
Patents and Developed Technology	229	(189)	40
	2,257	(1,357)	900
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,272	$(1,357)	$915

Finite-lived intangible asset amortization expense was $52 million for the three months ended March 31, 2017 and $53 million for three months ended March 31, 2016.

At March 31, 2017, the weighted average remaining useful lives of our finite-lived intangible assets was 4.6 in total; 4.7 for customer contracts and relationships, and 2.3 for patents and developed technology.

As of March 31, 2017, estimated amortization expense for our finite-lived intangible assets over the next five years is as follows (dollars in millions):

2017 (remaining nine months)	$147
2018	190
2019	179
2020	166
2021	143
2022	21
Thereafter	—
$846

(5) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at March 31, 2017 and December 31, 2016.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the three months ended March 31, 2017 and March 31, 2016.

The table below presents the fair values for our long-term debt as well as the input levels used to determine these fair values as of March 31, 2017 and December 31, 2016:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,567	$4,566	$4,616	$4,671	$—	$—
Senior Notes	6,138	6,135	6,367	6,283	—	—
Capital Leases and Other	183	183	—	—	183	183
Total Long-term Debt, including the current portion	$10,888	$10,884	$10,983	$10,954	$183	$183

We do not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion and $4.7 billion at March 31, 2017 and December 31, 2016, respectively. The fair value of each loan is based on quoted prices. Each loan tranche is actively traded. For additional information on the refinancing of the Term Loans, see Note 6 - Long-Term Debt.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.4 billion at March 31, 2017 and $6.3 billion at December 31, 2016, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Capital Leases

The fair value of our capital leases is determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

    The following table summarizes our long-term debt (amounts in millions):

	Date of				March 31, 2017	December 31, 2016
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	—	Quarterly	LIBOR +3.00%	$—	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	—	Quarterly	LIBOR +3.00%	—	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	—	Quarterly	LIBOR +2.75%	—	2,000
Tranche B 2024 Term Loan (1)(4)	Feb 2017	Feb 2024	Quarterly	LIBOR +2.25%	4,611	—
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (2)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	775
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases and Other Debt					183	183
Total Debt Obligations					11,009	11,009
Unamortized discounts					—	(13)
Unamortized debt issuance costs					(121)	(112)
Current Portion					(307)	(7)
Total Long-Term Debt					$10,581	$10,877

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
(4) The Tranche B 2024 Term Loan had an interest rate of 3.227% as of March 31, 2017. The term loans may select from several LIBO rates, including 1 month and 2 month rates. As such, payments may be monthly but no less than quarterly. All other term loans were refinanced on February 22, 2017 as described below. The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of December 31, 2016. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of December 31, 2016. The Floating Rate Senior Notes due 2018 had an interest rate of 4.762% as of March 31, 2017 and 4.762% as of December 31, 2016. The interest rate on the Tranche B-III 2019 Term Loan, and the Tranche B 2020 Term Loan were set with a minimum LIBOR of 1.00%, the Tranche B-II 2022 Term Loan was set with a minimum LIBOR of 0.75% and the Tranche B 2024 Term Loan is set with a minimum LIBOR of zero percent.

Senior Secured Term Loans

As of March 31, 2017, Level 3 Financing, Inc., Level 3 Communications, Inc.'s direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of a $4.611 billion Tranche B Term Loan due 2024.

On February 22, 2017, we completed the refinancing of all of our then outstanding $4.611 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the principal amount of $4.611 billion. The term loans refinanced were our Tranche B-III 2019 Term Loan, Tranche B 2020 Term Loan, and the Tranche B-II 2022 Term Loan. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024. The Tranche B 2024 Term Loan was priced to lenders at par, with the payment to the lenders at closing of an upfront 25 basis point fee. We recognized a charge of approximately $44 million for modification and extinguishment in the first quarter of 2017 related to this refinancing.

As the new Tranche B 2024 Term Loan represents a new tranche to our existing credit facility, new regulatory approvals are required for Level 3 Communications, LLC and certain other regulated subsidiaries of Level 3 Financing to guarantee and to provide security for the Tranche B 2024 Term Loan. As a result, the guarantees and a portion of the collateral provided by those entities to support the term loans that were refinanced are not available to support the Tranche B 2024 Term Loan unless and until those regulatory approvals are obtained.

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

7% Senior Notes due 2020 and 5.25% Senior Notes due 2026

On March 22, 2016, Level 3 Financing issued $775 million in aggregate principal amount of our 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The 5.25% Senior Notes due 2026 are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Communications, Inc. and Level 3 Communications, LLC as of September 30, 2016.

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes Due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016 issuance of our 5.25% Senior Notes due 2026.

Capital Leases

As of March 31, 2017, we had $183 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The weighted average interest rate on these capital leases approximated 5.8% as of March 31, 2017.

Covenant Compliance

At March 31, 2017 and December 31, 2016, we were in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding discounts and debt issuance costs) were as follows as of March 31, 2017 (dollars in millions):

2017 (remaining nine months)	$5
2018	307
2019	7
2020	8
2021	650
2022	1,610
Thereafter	8,422
$11,009

(7) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications, net of tax	48	(2)	46
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Balance at March 31, 2016	$(225)	$(31)	$(256)

Balance at December 31, 2016	$(353)	$(34)	$(387)
Other comprehensive income before reclassifications, net of tax	20	—	20
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at March 31, 2017	$(333)	$(33)	$(366)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense for each of the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Outperform Stock Appreciation Rights	$—	$1
Restricted Stock Units	28	21
Performance Restricted Stock Units	9	14
401(k) Match Expense	11	11
	48	47

As of March 31, 2017, there were approximately 6 million total restricted stock and performance restricted stock units outstanding.

(9) Segment Information

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our reportable segments consist of: 1) North America; 2) Europe, the Middle East and Africa (EMEA); and 3) Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that are not allocated to any of the operating segments.

The CODM measures and evaluates segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by us, is equal to net income from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

The following table presents revenue by segment:

	Three Months Ended
(dollars in millions)	March 31, 2017	March 31, 2016(1)
Core Network Services Revenue:
North America	$1,594	$1,601
EMEA	175	190
Latin America	177	155
Total Core Network Services Revenue	1,946	1,946

Wholesale Voice Services Revenue:
North America	98	99
EMEA	2	4
Latin America	2	2
Total Wholesale Voice Services Revenue	102	105

Total Revenue	$2,048	$2,051
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income:

	Three Months Ended
(dollars in millions)	March 31, 2017	March 31, 2016
Adjusted EBITDA:
North America	$809	$812
EMEA	56	54
Latin America	80	74
Unallocated Corporate Expenses	(240)	(230)
Adjusted EBITDA	705	710
Income Tax Expense	(70)	(90)
Total Other Expense	(172)	(144)
Depreciation and Amortization	(320)	(301)
Non-Cash Stock Compensation Attributable to Stock Awards	(48)	(47)
Net Income	$95	$128

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended
(dollars in millions)	March 31, 2017	March 31, 2016
Capital Expenditures:
North America	$254	$195
EMEA	31	39
Latin America	35	23
Unallocated Corporate Capital Expenditures	48	40
Total Capital Expenditures	$368	$297

The following table presents total assets by segment:

(dollars in millions)	March 31, 2017	December 31, 2016
Assets:
North America	$20,942	$20,818
EMEA	1,662	1,639
Latin America	2,340	2,304
Other	127	127
Total Assets	$25,071	$24,888

The changes in the carrying amount of goodwill by segment during the three months ended March 31, 2017 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at December 31, 2016	$7,024	$109	$596	$7,729
Effect of foreign currency rate change	—	2	—	2
Balance at March 31, 2017	$7,024	$111	$596	$7,731

There were no events or changes in circumstances during the first three months of 2017 that indicated the carrying value of goodwill may not be recoverable.

(10) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $98 million and are included in “Other” current liabilities and “Other Liabilities” in our Consolidated Balance Sheet at March 31, 2017. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at March 31, 2017. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of our Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $18 million at March 31, 2017.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in our favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in our favor on the central issue underlying the assessments. SUNAT has appealed the substantive issue to the next judicial level. We also appealed certain procedural points. A hearing on these issues is scheduled to be held in May 2017.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $32 million at March 31, 2017.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, we believe it is reasonably possible that these assessments could result in a loss of up to $51 million at March 31, 2017 in excess of the accruals established for these matters.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2017 and December 31, 2016, we had outstanding letters of credit or other similar obligations of approximately $39 million and $39 million, respectively, of which $34 million and $33 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

(11) Condensed Consolidating Financial Information

Level 3 Financing, Inc., a wholly owned subsidiary, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$920	$1,157	$(29)	$2,048
Costs and Expense:
Network Access Costs	—	—	323	397	(29)	691
Network Related Expenses	—	—	243	93	—	336
Depreciation and Amortization	—	—	104	216	—	320
Selling, General and Administrative Expenses	1	1	277	85	—	364
Total Costs and Expenses	1	1	947	791	(29)	1,711
Operating Income (Loss)	(1)	(1)	(27)	366	—	337
Other Income (Expense):
Interest income	—	—	2	—	—	2
Interest expense	(9)	(120)	(1)	(4)	—	(134)
Interest income (expense) affiliates, net	377	574	(869)	(82)	—	—
Equity in net earnings (losses) of subsidiaries	(275)	(646)	203	—	718	—
Other, net	—	(44)	5	(1)	—	(40)
Total Other Income (Expense)	93	(236)	(660)	(87)	718	(172)
Income (Loss) before Income Taxes	92	(237)	(687)	279	718	165
Income Tax Benefit (Expense)	3	(38)	(1)	(34)	—	(70)
Net Income (Loss)	95	(275)	(688)	245	718	95
Other Comprehensive Income (Loss), Net of Income Taxes	21	—	—	21	(21)	21
Comprehensive Income (Loss)	$116	$(275)	$(688)	$266	$697	$116

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$866	$1,219	$(34)	$2,051
Costs and Expense:
Network access costs	—	—	320	408	(34)	694
Network related expenses	—	—	237	101	—	338
Depreciation and amortization	—	—	88	213	—	301
Selling, general and administrative expenses	1	1	250	104	—	356
Total Costs and Expenses	1	1	895	826	(34)	1,689
Operating (Loss) Income	(1)	(1)	(29)	393	—	362
Other Income (Expense):
Interest income	—	—	—	1	—	1
Interest expense	(9)	(128)	(1)	3	—	(135)
Interest income (expense) affiliates, net	342	531	(801)	(72)	—	—
Equity in net earnings (losses) of subsidiaries	(212)	(541)	199	—	554	—
Other, net	—	—	2	(12)	—	(10)
Total Other Income (Expense)	121	(138)	(601)	(80)	554	(144)
Income (Loss) before Income Taxes	120	(139)	(630)	313	554	218
Income Tax Expense	4	(69)	(1)	(24)	—	(90)
Net Income (Loss)	124	(208)	(631)	289	554	128
Other Comprehensive Income (Loss), Net of Income Taxes	45	—	—	45	(45)	45
Comprehensive Income (Loss)	$169	$(208)	$(631)	$334	$509	$173

Condensed Consolidating Balance Sheets
March 31, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$—	$1,838	$94	$—	$1,947
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	18	694	—	712
Due from affiliates	17,415	22,142	—	2,531	(42,088)	—
Other	—	—	111	30	—	141
Total Current Assets	17,430	22,142	1,968	3,355	(42,088)	2,807
Property, Plant, and Equipment, net	—	—	4,012	6,273	—	10,285
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	352	8,240	—	8,592
Investment in Subsidiaries	16,899	17,610	3,655	—	(38,164)	—
Deferred Tax Assets	53	2,650	(1)	603	—	3,305
Other Assets, net	—	—	15	36	—	51
Total Assets	$34,404	$42,402	$10,010	$18,507	$(80,252)	$25,071

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$3	$346	$401	$—	$750
Current portion of long-term debt	—	299	2	6	—	307
Accrued payroll and employee benefits	—	—	112	36	—	148
Accrued interest	3	91	—	7	—	101
Current portion of deferred revenue	—	—	114	161	—	275
Due to affiliates	—	—	42,088	—	(42,088)	—
Other	—	1	125	27	—	153
Total Current Liabilities	3	394	42,787	638	(42,088)	1,734
Long-Term Debt, less current portion	592	9,813	12	164	—	10,581
Deferred Revenue, less current portion	—	—	760	284	—	1,044
Other Liabilities	16	—	160	455	—	631
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,793	32,195	(33,709)	16,966	(38,164)	11,081
Total Liabilities and Stockholders' Equity (Deficit)	$34,404	$42,402	$10,010	$18,507	$(80,252)	$25,071

Condensed Consolidating Balance Sheets
December 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$—	$1,700	$104	$—	$1,819
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	26	686	—	712
Due from affiliates	17,032	21,715	—	2,180	(40,927)	—
Other	—	—	87	28	—	115
Total Current Assets	17,047	21,715	1,814	3,004	(40,927)	2,653
Property, Plant, and Equipment, net	—	—	3,869	6,270	—	10,139
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	353	8,291	—	8,644
Investment in Subsidiaries	16,869	17,599	3,674	—	(38,142)	—
Deferred Tax Assets	51	2,687	—	632	—	3,370
Other Assets, net	—	—	16	35	—	51
Total Assets	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$307	$399	$—	$706
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	160	35	—	195
Accrued interest	11	110	—	8	—	129
Current portion of deferred revenue	—	—	116	150	—	266
Due to affiliates	—	—	40,927	—	(40,927)	—
Other	—	—	127	41	—	168
Total Current Liabilities	11	110	41,639	638	(40,927)	1,471
Long-Term Debt, less current portion	592	10,108	13	164	—	10,877
Deferred Revenue, less current portion	—	—	719	282	—	1,001
Other Liabilities	16	—	155	451	—	622
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,370	31,783	(32,791)	16,697	(38,142)	10,917
Total Liabilities and Stockholders' Equity (Deficit)	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(16)	$(135)	$109	$581	$—	$539
Cash Flows from Investing Activities:
Capital expenditures	—	—	(233)	(135)	—	(368)
Decrease in restricted cash and securities, net	—	—	—	—	—	—
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	—	—	(233)	(135)	—	(368)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	4,569	—	—	—	4,569
Payments on and repurchases of long-term debt and capital leases	—	(4,611)	—	(2)	—	(4,613)
Increase (decrease) due from/to affiliates, net	16	177	262	(455)	—	—
Net Cash Provided by (Used in) Financing Activities	16	135	262	(457)	—	(44)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	—	—	138	(10)	—	128
Cash and Cash Equivalents at Beginning of Period	15	—	1,700	104	—	1,819
Cash and Cash Equivalents at End of Period	$15	$—	$1,838	$94	$—	$1,947

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(17)	$(92)	$130	$489	$—	$510
Cash Flows from Investing Activities:
Capital expenditures	—	—	(159)	(138)	—	(297)
(Increase) decrease in restricted cash and securities, net	—	(829)	1	—	—	(828)
Net Cash Used in Investing Activities	—	(829)	(158)	(138)	—	(1,125)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	765	—	—	—	765
Payments on and repurchases of long-term debt and capital leases	—	—	—	(1)	—	(1)
Increase (decrease) due from/to affiliates, net	17	156	187	(360)	—	—
Net Cash Provided by (Used in) Financing Activities	17	921	187	(361)	—	764
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	1	—	1
Net Change in Cash and Cash Equivalents	—	—	159	(9)	—	150
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$12	$6	$886	$100	$—	$1,004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements (including the notes thereto), included elsewhere herein and our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to us. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission and Item 1A in Part II of this Form 10-Q.

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

We pursue the strategies discussed in Item 1. Business, "Business Overview and Strategy” as discussed in our Form 10-K for the year ended December 31, 2016. In particular, with respect to strategic financial objectives, we focus our attention on the following:

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

For a detailed description of our broad range of communications services, please see Item 1. "Business - Our Service Offerings" of our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

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

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns, and future profitability by tax jurisdiction. We provide a valuation allowance to reduce our U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized; however, in the fourth quarter 2015, we released the majority of our valuation allowance against our U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $3.3 billion, $3.1 billion of which was related to future taxable earnings.

Given our current level of pre-tax income, and assuming we maintain into the future this current level of pre-tax income at a minimum, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal and the majority of our state net operating loss carryforward balances. We continue to maintain a valuation allowance of approximately $0.9 billion as of March 31, 2017, against net deferred tax assets, primarily in non-U.S. and certain of our state jurisdictions where we do not currently believe the realization of our deferred tax assets is more likely than not.

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
We had a valuation allowance on many of our non-U.S. jurisdictions as of March 31, 2017. We monitor our cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of our valuation allowance.
With respect to certain foreign subsidiaries deemed branches for U.S. income tax purposes, we had historically established deferred tax liabilities for foreign branches with an overall cumulative translation gain, but had not established deferred tax assets for those with an overall translation loss as we had no plans to trigger realization of the losses in the foreseeable future.  On December 7, 2016, the Internal Revenue Service issued new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches. The new regulations require a “fresh start” recalculation of the unrealized gains and losses as of the adoption date.  The regulations provide that the tax bases of specified assets, such as fixed assets, will be translated at historic foreign exchange rates.  As a result, the deferred taxes related to such foreign currency translation are expected to reverse through the operations of the branch thereby allowing the recognition of deferred tax assets arising from translation losses as well.
Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance, as well as the effect of recently issued tax regulations addressing the complex area of foreign currency translation involves significant judgment.

Refer to Item 7 of our Form 10-K for the year ended December 31, 2016 for a description of our other critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2017 vs. 2016

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change %
Revenue	$2,048	$2,051	—%
Network access costs	691	694	—%
Network related expenses	336	338	(1)%
Depreciation and amortization	320	301	6%
Selling, general and administrative expenses	364	356	2%
Total Costs and Expenses	1,711	1,689	1%
Operating Income	337	362	(7)%
Other Income (Expense):
Interest income	2	1	NM
Interest expense	(134)	(135)	(1)%
Loss on modification and extinguishment of debt	(44)	—	NM
Other, net	4	(10)	NM
Total Other Expense	(172)	(144)	19%
Income Before Income Taxes	165	218	(24)%
Income Tax Expense	(70)	(90)	(22)%
Net Income	$95	$128	(26)%

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended March 31,
(dollars in millions)	2017	2016(1)	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$403	$434	(7)%
North America - Enterprise Channel	1,191	1,167	2%
EMEA - Wholesale Channel	55	64	(14)%
EMEA - Enterprise Channel	120	126	(5)%
Latin America - Wholesale Channel	36	39	(8)%
Latin America - Enterprise Channel	141	116	22%
Total Core Network Services Revenue	1,946	1,946	—%
Wholesale Voice Services	102	105	(3)%
Total Revenue	$2,048	$2,051	—%
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue by Service Offering:

	Three Months Ended March 31,
(dollars in millions)	2017	2016(1)	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$146	$147	(1)%
Transport and Fiber	581	579	—%
IP and Data Services	924	918	1%
Voice Services (Local and Enterprise)	295	302	(2)%
Total Core Network Services Revenue	1,946	1,946	—%
Wholesale Voice Services	102	105	(3)%
Total Revenue	$2,048	$2,051	—%
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue remained essentially flat at $2.048 billion in the three months ended March 31, 2017 compared to $2.051 billion in the same period of 2016. Core Network Services revenue also remained flat at $1.946 billion in the three months ended March 31, 2017, compared to $1.946 billion in the same period in 2016, consisting of a $43 million decrease in wholesale channel revenue offset by a $43 million increase in enterprise channel revenue.

Enterprise channel revenue increased $25 million in Latin America in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the effect of the weakening of the U.S. dollar against Latin American currencies in 2017 compared to the exchange rates in 2016 and growth in transport, IP services, voice, and VPN data network services. Enterprise channel revenue increased $24 million in North America in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to continued growth in VPN, professional, transport, and CDN services, partially offset by a decline in voice and colocation and datacenter services. Enterprise channel revenue in EMEA decreased $6 million in the three months ended March 31, 2017, compared to the same period of 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and a decline in voice, partially offset by an increase in professional, transport, CDN and VPN services.

North America wholesale channel revenue decreased $31 million in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to declines in transport and IP services. EMEA wholesale channel revenue decreased $9 million in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and declines in IP and transport services. Wholesale channel revenue decreased $3 million in Latin America in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a decline in IP and VPN services, partially offset by the effect of the weakening of the U.S. dollar against Latin American currencies in 2017 compared to the exchange rates in 2016. Wholesale channel revenue continued to be affected by industry consolidation across all regions.

From a service and product offering perspective, we continued to grow our IP and data services by $6 million in the three months ended March 31, 2017, compared to the same period of 2016, driven primarily by an increase in VPN and CDN services, which were partially offset by a decline in IP services. Transport and Fiber revenue increased $2 million for the three months ended March 31, 2017 compared to the same period in 2016, due primarily to growth in wavelength and professional services, partially offset by a decrease in private line. Colocation and Datacenter services decreased $1 million in the three months ended March 31, 2017, compared to the same period of 2016 primarily due to a decrease in colocation. Voice Services declined $7 million in the three months ended March 31, 2017, compared to the same period of 2016, due to competitive pressures.

Wholesale Voice Services revenue decreased by a total of $3 million, in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale Voice Services profitability.
Network Access Costs include leased capacity, right-of-way costs, access charges, satellite transponder lease costs and other third-party costs directly attributable to providing access to customer locations from our network, but excludes Network Related Expenses, and depreciation and amortization. Network Access Costs do not include any employee expenses or impairment expenses; these expenses are allocated to Network Related Expenses or Selling, General and Administrative Expenses.

Network Access Costs as a percentage of total revenue were essentially flat at 34% for the three months ended March 31, 2017 and 2016, respectively.

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

Network Related Expenses decreased to $336 million in the three months ended March 31, 2017, from $338 million in the three months ended March 31, 2016. The decrease was primarily related to decreased facilities and network based expenses as we continued to optimize our facilities.

Depreciation and Amortization increased 6% to $320 million in the three months ended March 31, 2017 from $301 million in the same period of 2016. The increase is primarily attributable to $20 million of depreciation and amortization associated with additional capital expenditures, net of fully depreciated assets, partially offset by $1 million of foreign currency exchange rate changes in EMEA and Latin America.
Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A Expenses increased 2% to $364 million in the three months ended March 31, 2017 compared to $356 million in the same period of 2016. The increase in the three months ended March 31, 2017 was primarily related to integration expenses associated with the CenturyLink Merger, and non-cash stock-based compensation.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, is related to performance restricted stock units ("PRSU"), restricted stock units, shares issued for our matching contribution to our 401(k) plan, and outperform stock appreciation rights ("OSO"). Non-cash stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $48 million and $47 million, respectively. The increase for the three months ended March 31, 2017 compared to the same period of 2016 was primarily related to additional grants of restricted stock units granted in March of 2017, partially offset by more individuals obtaining retirement eligibility in the first quarter of 2016, a decrease in PRSU expense related to awards vesting in the three months ended March 31, 2017 and outperform stock appreciation right awards reaching full amortization by the third quarter of 2016. Approximately $42 million and $40 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended March 31, 2017 and 2016, respectively. Approximately $6 million and $7 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA, as defined by us, is net income from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses and (6) discontinued operations.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by us along with Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net Income	$95	$128
Income Tax Expense	70	90
Total Other Expense	172	144
Depreciation and Amortization	320	301
Non-Cash Stock Compensation Attributable to Stock Awards	48	47
Adjusted EBITDA	$705	$710

North America	$809	$812
EMEA	56	54
Latin America	80	74
Unallocated Corporate Expenses	(240)	(230)
Adjusted EBITDA	$705	$710

Adjusted EBITDA was $705 million in the three months ended March 31, 2017 compared to $710 million in the same period of 2016. The decrease in Adjusted EBITDA is primarily attributable to a slight decrease in revenue and increased SG&A Expenses, primarily attributable to integration expenses related to the CenturyLink Merger, and depreciation and amortization expense, as further discussed above, partially offset by a decrease in network access costs and network related expenses. See Note 9 - Segment Information in the notes to unaudited Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA decreased $3 million in the North America region in the three months ended March 31, 2017, compared to the same period of 2016, primarily due to decreased Core Network Services revenue of $7 million, as discussed further above, partially offset by reduced network access costs of $3 million.

Adjusted EBITDA increased $2 million in the EMEA region in the three months ended March 31, 2017, compared to the same period of 2016 as a result of the $15 million decrease in Core Network Services revenue, as discussed further above, offset by reduced network access costs of $7 million and operating costs of $11 million, primarily consisting of reduced employee and network related expenses.

Adjusted EBITDA increased $6 million in the Latin American region in the three months ended March 31, 2017, compared to the same period in 2016 primarily due to increased Core Network Services revenue of $22 million, as discussed further above, partially offset by increased network access costs of $6 million and operating costs of $12 million, primarily consisting of employee and network related expenses.

Interest Expense decreased 1% to $134 million in the three months ended March 31, 2017 from $135 million in the same period of 2016. Interest expense decreased primarily due to a lower weighted average interest cost of debt of 4.5% at March 31, 2017 compared to 4.9% at March 31, 2016, primarily due to refinancing activities in 2017.

We expect annual interest expense in 2017 of approximately $540 million.

Loss on Modification and Extinguishment of Debt

In the first quarter of 2017, we recorded a charge of approximately $44 million related to the February 2017 refinancing of all our outstanding $4.611 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the principal amount of $4.611 billion. The term loans refinanced were our Tranche B-III 2019 Term Loan, Tranche B 2020 Term Loan, and the Tranche B-II 2022 Term Loan. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024.

Other, net is primarily comprised of gains and losses on the sale of non-operating assets, foreign currency gains and losses and other income and expense.

Other, net was $4 million of income in the three months ended March 31, 2017 compared to $10 million of loss in the same period of 2016. The change in Other, net in the three months ended March 31, 2017 and 2016 was primarily due to a foreign currency gain of $2 million, compared to a loss of $12 million in the same period in 2016, attributable to the depreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $70 million in the three months ended March 31, 2017 compared to $90 million in the same period of 2016. Income tax expense in the three months ended March 31, 2017 consists of $70 million deferred tax expense primarily related to income before taxes, primarily in the U.S. Our effective tax rate is higher than the statutory rate due to limitations on certain deductions, inability to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions, and other discrete items.

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

Financial Condition— For the Three Months Ended March 31, 2017 and 2016

Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$539	$510	$29
Net Cash Used in Investing Activities	(368)	(1,125)	757
Net Cash (Used in) Provided by Financing Activities	(44)	764	(808)
Effect of Exchange Rates on Cash and Cash Equivalents	1	1	—
Net Change in Cash and Cash Equivalents	$128	$150	$(22)

Operating Activities

Cash provided by operating activities was $539 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $510 million in the same period of 2016. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, partially offset by increased interest payments primarily due to refinancing of term loan debt. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses, and capital expenditures.

Investing Activities

Cash used in investing activities decreased in the three months ended March 31, 2017 compared to the same period of 2016 primarily as a result of the March 22, 2016 issuance of $775 million in aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The net proceeds from the offering of the 5.25% Senior Notes due 2026, together with cash on hand, was used to redeem all $775 million aggregate principal amount of Level 3 Financing’s 7% Senior Notes due 2020 in April 2016, and was restricted from use at March 31, 2016. Capital expenditures totaled $368 million in the three months ended March 31, 2017 and $297 million in the same period of 2016.

Financing Activities

Financing activities used cash of $44 million in the three months ended March 31, 2017 for the refinancing of debt. In the three months ended March 31, 2016, financing activities provided $764 million of cash that was used to refinance debt in the second quarter of 2016. See Note 6 - Long-Term Debt in the notes to the unaudited Consolidated Financial Statements for more details regarding our debt transactions during the three months ended March 31, 2017 and 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the three months ended March 31, 2017 was an increase in cash of $1 million.

Liquidity and Capital Resources

We had $1.947 billion of cash and cash equivalents on hand at March 31, 2017. We also had $38 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations and other deposits at March 31, 2017.

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

There are material limitations to using Free Cash Flow to measure our performance as it excludes certain material items such as principal payments on and repurchases of long-term debt and cash used to fund acquisitions. Comparisons of our Free Cash Flow to that of some of our competitors may be of limited usefulness since we do not currently pay a significant amount of income taxes due to net operating loss carryforwards, and therefore, generate higher cash flow than a comparable business that does pay income taxes. Additionally, this financial measure is subject to variability quarter over quarter as a result of the timing of payments related to interest expense, accounts receivable and accounts payable and capital expenditures. Free Cash Flow should not be used as a substitute for net change in cash and cash equivalents on the Consolidated Statements of Cash Flows.

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by us:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$539	$510	$29
Capital Expenditures	(368)	(297)	(71)
Free Cash Flow	$171	$213	$(42)

Free Cash Flow was $171 million for the three months ended March 31, 2017 compared to $213 million for the same period of 2016, reflecting a $42 million decrease driven by $29 million of more cash provided by operating activities, as discussed further above, and $71 million of higher spending on capital expenditures in the three months ended March 31, 2017. Free Cash Flow includes $2 million of integration costs related to the CenturyLink Merger in the three months ended March 31, 2017. For the full year 2017, we expect to generate Free Cash Flow of $1.10 to $1.16 billion excluding any CenturyLink Merger related expenses.

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

Net cash interest payments are expected to approximate $520 million in 2017 based on forecasted interest rates on our variable rate debt outstanding as of March 31, 2017.

As of March 31, 2017, we had contractual debt obligations, including capital lease obligations, but excluding interest and unamortized debt issuance costs, of $5 million that mature in the remaining nine months of 2017, $307 million in 2018 and $7 million in 2019.

We currently have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America. We have no material restrictions on our ability to repatriate to the United States foreign cash and cash equivalents. We had approximately $44 million of non-U.S. denominated cash and cash equivalents at March 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risks arising from changes in interest rates. As of March 31, 2017, we had borrowed a total of approximately $4.9 billion primarily under term loans pursuant to a senior secured credit facility and Floating Rate Senior Notes due 2018 that bear interest at LIBOR plus an applicable margin. As LIBOR fluctuates, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on these variable rate instruments at March 31, 2017 was approximately 3.3%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 2.25% plus LIBOR, with a zero percent minimum LIBOR for the $4.611 billion Tranche B 2024 Term Loan. A hypothetical increase in LIBOR by 1% point would increase our annual interest expense on all of our variable rate instruments by approximately $49 million as of March 31, 2017.

At March 31, 2017, we had $6.1 billion of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit us with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require us to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 10 - Commitments, Contingencies and Other Items, to our unaudited Consolidated Financial Statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described herein and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Form 10-K for the year ended December 31, 2016 have not materially changed.

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
10.1	Form of Amendment to Amended And Restated Level 3 Communications, Inc. Stock Incentive Plan Restricted Stock Unit and Performance Unit Master Award Agreement for Named Executive Officers
10.2
Twelfth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of February 22, 2017, among Level 3 Communications, Inc., Level 3 Financing, Inc. the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 the Registrant’s Form 8-K dated February 27, 2017).

10.3
Amended and Restated Loan Proceeds Note, dated as of February 22, 2017, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K dated February 27, 2017).

10.4
Amended and Restated Loan Proceeds Note, dated as of February 22, 2017, issued by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 the Registrant’s Form 8-K dated February 27, 2017).

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	May 5, 2017	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer