Form 10-Q
period 2017-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2017-08-04
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each class of the issuer’s common stock, as of August 2, 2017:

Common Stock: 362,691,792 shares.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2017	2016	2017	2016

Revenue	$2,061	$2,056	$4,109	$4,107
Costs and Expenses:
Network access costs	675	676	1,366	1,370
Network related expenses	337	339	673	677
Depreciation and amortization	330	310	650	611
Selling, general and administrative expenses	366	357	730	713
Total Costs and Expenses	1,708	1,682	3,419	3,371
Operating Income	353	374	690	736
Other Income (Expense):
Interest income	3	1	5	2
Interest expense	(132)	(140)	(266)	(275)
Loss on modification and extinguishment of debt	—	(40)	(44)	(40)
Other, net	(1)	(5)	3	(15)
Total Other Expense	(130)	(184)	(302)	(328)
Income Before Income Taxes	223	190	388	408
Income Tax Expense	(69)	(34)	(139)	(124)
Net Income	$154	$156	$249	$284

Basic Earnings per Common Share
Net Income Per Share	$0.42	$0.44	$0.69	$0.79
Weighted-Average Shares Outstanding (in thousands)	362,385	357,924	361,942	357,355

Diluted Earnings per Common Share
Net Income Per Share	$0.42	$0.43	$0.68	$0.79
Weighted-Average Shares Outstanding (in thousands)	365,002	361,250	364,569	360,804

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2017	2016	2017	2016
Net Income	$154	$156	$249	$284
Other Comprehensive Income, net of Tax:
Foreign currency translation adjustments, net of tax effect of ($29), $16, ($37) and $24	42	(24)	62	24
Defined benefit pension plan adjustments, net of tax effect of $0, $1, $0, and ($1)	(1)	2	—	(1)
Other Comprehensive Income, net of Tax	41	(22)	62	23
Comprehensive Income	$195	$134	$311	$307

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(dollars in millions, except per share data)	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$1,056	$1,819
Marketable securities	1,127	—
Restricted cash and securities	5	7
Receivables, less allowances for doubtful accounts of $32 and $29, respectively	707	712
Other	141	115
Total Current Assets	3,036	2,653
Property, Plant and Equipment, net of accumulated depreciation of $11,874 and $11,249, respectively	10,392	10,139
Restricted Cash and Securities	29	31
Goodwill	7,737	7,729
Other Intangibles, net	809	915
Deferred Tax Assets	3,235	3,370
Other Assets, net	49	51
Total Assets	$25,287	$24,888
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$693	$706
Current portion of long-term debt	306	7
Accrued payroll and employee benefits	178	195
Accrued interest	97	129
Current portion of deferred revenue	262	266
Other	162	168
Total Current Liabilities	1,698	1,471
Long-Term Debt, less current portion	10,584	10,877
Deferred Revenue, less current portion	1,058	1,001
Other Liabilities	632	622
Total Liabilities	13,972	13,971
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 361,479,420 issued and outstanding at June 30, 2017 and 360,021,098 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	19,887	19,800
Accumulated other comprehensive loss	(325)	(387)
Accumulated deficit	(8,251)	(8,500)
Total Stockholders’ Equity	11,315	10,917
Total Liabilities and Stockholders’ Equity	$25,287	$24,888

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$249	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	611
Non-cash compensation expense attributable to stock awards	87	78
Loss on modification and extinguishment of debt	44	40
Accretion of debt discount and amortization of debt issuance costs	9	10
Accrued interest on long-term debt, net	(32)	23
Deferred income taxes	119	101
Gain on sale of property, plant and equipment and other assets	—	(1)
Other, net	(8)	(3)
Changes in working capital items:
Receivables	16	(69)
Other current assets	(36)	(40)
Accounts payable	(17)	132
Deferred revenue	50	42
Other current liabilities	(31)	(67)
Net Cash Provided by Operating Activities	1,100	1,141
Cash Flows from Investing Activities:
Capital expenditures	(696)	(664)
Change in restricted cash and securities, net	4	11
Purchases of marketable securities	(1,127)	—
Proceeds from the sale of property, plant and equipment and other assets	—	1
Net Cash Used in Investing Activities	(1,819)	(652)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	4,569	764
Payments on and repurchases of long-term debt and capital leases	(4,615)	(816)
Net Cash Used in Financing Activities	(46)	(52)
Effect of Exchange Rates on Cash and Cash Equivalents	2	—
Net Change in Cash and Cash Equivalents	(763)	437
Cash and Cash Equivalents at Beginning of Period	1,819	854
Cash and Cash Equivalents at End of Period	$1,056	$1,291

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$282	$245
Income taxes paid, net of refunds	$32	$18

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

As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the second quarter of 2017.

The accompanying Consolidated Balance Sheet as of December 31, 2016, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2016. In the opinion of our management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842"), which requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU will replace most existing leasing guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early application is permitted. The standard requires the use of a modified retrospective transition method. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures, and expect the new guidance to significantly increase the reported assets and liabilities on our Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition and requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The ASU and subsequent amendments have been codified as ASC 606, Revenue from Contracts with Customers (“ASC 606”). In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. Early adoption is permitted using the original effective date of annual reporting periods beginning after December 15, 2016, and interim reporting periods within those periods. The new guidance may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of initial adoption. We will not adopt ASC 606 early.

We have performed a comprehensive analysis of our revenue streams and contractual arrangements to identify and quantify the effects of ASC 606 on our consolidated financial statements and are developing new accounting and reporting policies, business and internal control processes and procedures to facilitate adoption of the standard. Because we currently have service contracts that contain a significant financing component that are not currently separately accounted for, we will be required to estimate and record incremental revenue and interest cost associated with these contractual terms. In addition, we will be required to capitalize, and subsequently amortize, commission costs associated with obtaining or fulfilling our customer contracts, which we do not currently defer and amortize. We will also have to comply with new revenue disclosure requirements. We are continuing to review and evaluate underlying contract information that will be used to support new accounting and disclosure requirements under ASC 606 and evaluate other matters that may result from adoption of the standard. We have not yet selected a transition method, as our method of transition may be affected by the CenturyLink Merger, which we expect will be completed in the third quarter of 2017, and subsequent integration activities completed prior to the January 1, 2018 ASC 606 adoption date.

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

The effects of approximately 3 million total restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") outstanding at June 30, 2017 have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2017. Less than 1 million of PRSUs granted in 2016 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period. The effect of approximately 3 million total outperform stock appreciation rights ("OSOs"), RSUs and PRSUs outstanding at June 30, 2016 was included in the computation of diluted earnings per share for the three and six months ended June 30, 2016.

(4) Other Intangible Assets

Other intangible assets as of June 30, 2017 and December 31, 2016 were as follows (dollars in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2017
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,205)	$768
Trademarks	55	(55)	—
Patents and Developed Technology	227	(201)	26
	2,255	(1,461)	794
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,270	$(1,461)	$809
December 31, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,113)	$860
Trademarks	55	(55)	—
Patents and Developed Technology	229	(189)	40
	2,257	(1,357)	900
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,272	$(1,357)	$915

Finite-lived intangible asset amortization expense was $52 million and $104 million for the three and six months ended June 30, 2017 and $53 million and $106 million for the three and six months ended June 30, 2016.

At June 30, 2017, the weighted average remaining useful lives of our finite-lived intangible assets was 4.4 in total; 4.4 for customer contracts and relationships, and 2.3 for patents and developed technology.

As of June 30, 2017, estimated amortization expense for our finite-lived intangible assets over the next five years is as follows (dollars in millions):

2017 (remaining six months)	$95
2018	190
2019	179
2020	166
2021	143
2022	21
Thereafter	—
$794

(5) Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, marketable securities, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, marketable securities, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at June 30, 2017 and December 31, 2016.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the six months ended June 30, 2017 and June 30, 2016.

Marketable Securities

Our securities include U.S. Treasury Bills and commercial paper, which are classified as held to maturity. Held to maturity securities are carried at amortized cost. The contractual maturities of held to maturity securities as of June 30, 2017 were all within one year.

The table below presents the fair values for our long-term debt as well as the input levels used to determine these fair values as of June 30, 2017 and December 31, 2016:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,569	$4,566	$4,622	$4,671	$—	$—
Senior Notes	6,140	6,135	6,436	6,283	—	—
Capital Leases and Other	181	183	—	—	181	183
Total Long-term Debt, including the current portion	$10,890	$10,884	$11,058	$10,954	$181	$183

We do not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion and $4.7 billion at June 30, 2017 and December 31, 2016, respectively. The fair value of each loan is based on quoted prices. Each loan tranche is actively traded. For additional information on the refinancing of the Term Loans, see Note 6 - Long-Term Debt.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.4 billion at June 30, 2017 and $6.3 billion at December 31, 2016, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded.

Capital Leases

The fair value of our capital leases is determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

    The following table summarizes our long-term debt (amounts in millions):

	Date of				June 30, 2017	December 31, 2016
	Issuance/Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	—	Quarterly	LIBOR +3.00%	$—	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	—	Quarterly	LIBOR +3.00%	—	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	—	Quarterly	LIBOR +2.75%	—	2,000
Tranche B 2024 Term Loan (1)(4)	Feb 2017	Feb 2024	Quarterly	LIBOR +2.25%	4,611	—
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	300	300
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (2)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	775
Issued by Level 3 Communications, Inc.
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases and Other Debt					181	183
Total Debt Obligations					11,007	11,009
Unamortized discounts					—	(13)
Unamortized debt issuance costs					(117)	(112)
Current Portion					(306)	(7)
Total Long-Term Debt					$10,584	$10,877

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
(4) The Tranche B 2024 Term Loan had an interest rate of 3.466% as of June 30, 2017. All other term loans were refinanced on February 22, 2017 as described below. The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of December 31, 2016. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of December 31, 2016. The interest rate on the Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan were set with a minimum LIBOR of 1.00%. The interest rate on the Tranche B-II 2022 Term Loan was set with a minimum LIBOR of 0.75% and the interest rate on the Tranche B 2024 Term Loan is set with a minimum LIBOR of zero percent. The Floating Rate Senior Notes due 2018 had an interest rate of 4.939% as of June 30, 2017 and 4.762% as of December 31, 2016.

Senior Secured Term Loans

As of June 30, 2017, Level 3 Financing, Inc., Level 3 Communications, Inc.'s direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of a $4.611 billion Tranche B Term Loan due 2024.

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

On April 21, 2016, all of the outstanding principal amount of the 7% Senior Notes Due 2020 was redeemed at a redemption price equal to 104.138% of the principal amount, along with accrued and unpaid interest to but excluding the redemption date. To fund the redemption of these notes, Level 3 Financing used the net proceeds, along with cash on hand, from the March 22, 2016 issuance of our 5.25% Senior Notes due 2026. We recognized a charge of approximately $40 million for modification and extinguishment in the second quarter of 2016 related to this refinancing.

Capital Leases

As of June 30, 2017, we had $181 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The weighted average interest rate on these capital leases approximated 5.8% as of June 30, 2017.

Covenant Compliance

At June 30, 2017 and December 31, 2016, we were in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding debt issuance costs) were as follows as of June 30, 2017 (dollars in millions):

2017 (remaining six months)	$4
2018	307
2019	7
2020	8
2021	650
2022	1,610
Thereafter	8,421
$11,007

(7) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications, net of tax	24	(1)	23
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at June 30, 2016	$(249)	$(29)	$(278)

Balance at December 31, 2016	$(353)	$(34)	$(387)
Other comprehensive income before reclassifications, net of tax	62	1	63
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Balance at June 30, 2017	$(291)	$(34)	$(325)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense for each of the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outperform Stock Appreciation Rights	$—	$1	$—	$2
Restricted Stock Units	28	13	56	34
Performance Restricted Stock Units	3	10	12	24
401(k) Match Expense	8	8	19	19
	39	32	87	79
Capitalized Non-Cash Comp	—	(1)	—	(1)
Total	$39	$31	$87	$78

As of June 30, 2017, there were approximately 6 million total restricted stock and performance restricted stock units outstanding.

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

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2017	June 30, 2016(1)	June 30, 2017	June 30, 2016(1)
Core Network Services Revenue:
North America	$1,607	$1,605	$3,201	$3,206
EMEA	176	191	351	381
Latin America	182	160	359	315
Total Core Network Services Revenue	1,965	1,956	3,911	3,902

Wholesale Voice Services Revenue:
North America	91	95	189	194
EMEA	2	3	5	7
Latin America	3	2	4	4
Total Wholesale Voice Services Revenue	96	100	198	205

Total Revenue	$2,061	$2,056	$4,109	$4,107
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Adjusted EBITDA:
North America	$815	$819	$1,624	$1,631
EMEA	69	52	126	106
Latin America	77	64	157	138
Unallocated Corporate Expenses	(239)	(220)	(480)	(450)
Adjusted EBITDA	722	715	1,427	1,425
Income Tax Expense	(69)	(34)	(139)	(124)
Total Other Expense	(130)	(184)	(302)	(328)
Depreciation and Amortization	(330)	(310)	(650)	(611)
Non-Cash Stock Compensation	(39)	(31)	(87)	(78)
Net Income	$154	$156	$249	$284

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Capital Expenditures:
North America	$220	$237	$474	$432
EMEA	27	40	58	79
Latin America	43	51	78	74
Unallocated Corporate Capital Expenditures	38	39	86	79
Total Capital Expenditures	$328	$367	$696	$664

The following table presents total assets by segment:

(dollars in millions)	June 30, 2017	December 31, 2016
Assets:
North America	$21,082	$20,818
EMEA	1,739	1,639
Latin America	2,339	2,304
Other	127	127
Total Assets	$25,287	$24,888

The changes in the carrying amount of goodwill by segment during the six months ended June 30, 2017 were as follows (in millions):

	North America	EMEA	Latin America	Total
Balance at December 31, 2016	$7,024	$109	$596	$7,729
Effect of foreign currency rate change	—	8	—	8
Balance at June 30, 2017	$7,024	$117	$596	$7,737

There were no events or changes in circumstances during the first three and six months of 2017 that indicated the carrying value of goodwill may not be recoverable.

(10) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $100 million and are included in “Other” current liabilities and “Other Liabilities” in our Consolidated Balance Sheet at June 30, 2017. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at June 30, 2017. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

Beginning in 2005, one of our Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $17 million at June 30, 2017.

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

In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in our favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in our favor on the central issue underlying the assessments. SUNAT has appealed the substantive issue to the next judicial level. We also appealed certain procedural points. In May 2017, the court of appeal issued a decision reversing the favorable decision reached by the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level.

In October 2013, the Tribunal notified us of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. We appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In June 2017, the first judicial court issued a ruling against us primarily based on the same grounds from the original decision. In June 2017, we filed an appeal with the court of appeal.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $33 million at June 30, 2017.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, we believe it is reasonably possible that these assessments could result in a loss of up to $50 million at June 30, 2017 in excess of the accruals established for these matters.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2017 and December 31, 2016, we had outstanding letters of credit or other similar obligations of approximately $35 million and $39 million, respectively, of which $30 million and $33 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$933	$1,174	$(46)	$2,061
Costs and Expense:
Network Access Costs	—	—	339	382	(46)	675
Network Related Expenses	—	—	246	91	—	337
Depreciation and Amortization	—	—	109	221	—	330
Selling, General and Administrative Expenses	1	1	294	70	—	366
Total Costs and Expenses	1	1	988	764	(46)	1,708
Operating Income (Loss)	(1)	(1)	(55)	410	—	353
Other Income (Expense):
Interest income	—	—	3	—	—	3
Interest expense	(9)	(117)	(1)	(5)	—	(132)
Interest income (expense) affiliates, net	378	567	(868)	(77)	—	—
Equity in net earnings (losses) of subsidiaries	(216)	(632)	200	—	648	—
Other, net	—	—	(1)	—	—	(1)
Total Other Income (Expense)	153	(182)	(667)	(82)	648	(130)
Income (Loss) before Income Taxes	152	(183)	(722)	328	648	223
Income Tax Benefit (Expense)	2	(33)	(1)	(37)	—	(69)
Net Income (Loss)	154	(216)	(723)	291	648	154
Other Comprehensive Income (Loss), Net of Income Taxes	41	—	—	41	(41)	41
Comprehensive Income (Loss)	$195	$(216)	$(723)	$332	$607	$195

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,853	$2,331	$(75)	$4,109
Costs and Expense:
Network Access Costs	—	—	662	779	(75)	1,366
Network Related Expenses	—	—	489	184	—	673
Depreciation and Amortization	—	—	213	437	—	650
Selling, General and Administrative Expenses	2	2	571	155	—	730
Total Costs and Expenses	2	2	1,935	1,555	(75)	3,419
Operating Income (Loss)	(2)	(2)	(82)	776	—	690
Other Income (Expense):
Interest income	—	—	5	—	—	5
Interest expense	(18)	(237)	(2)	(9)	—	(266)
Interest income (expense) affiliates, net	755	1,141	(1,737)	(159)	—	—
Equity in net earnings (losses) of subsidiaries	(491)	(1,278)	403	—	1,366	—
Other, net	—	(44)	4	(1)	—	(41)
Total Other Income (Expense)	246	(418)	(1,327)	(169)	1,366	(302)
Income (Loss) before Income Taxes	244	(420)	(1,409)	607	1,366	388
Income Tax Benefit (Expense)	5	(71)	(1)	(72)	—	(139)
Net Income (Loss)	249	(491)	(1,410)	535	1,366	249
Other Comprehensive Income (Loss), Net of Income Taxes	62	—	—	62	(62)	62
Comprehensive Income (Loss)	$311	$(491)	$(1,410)	$597	$1,304	$311

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$879	$1,211	$(34)	$2,056
Costs and Expense:
Network Access Costs	—	—	315	395	(34)	676
Network Related Expenses	—	—	237	102	—	339
Depreciation and Amortization	—	—	92	218	—	310
Selling, General and Administrative Expenses	1	2	263	91	—	357
Total Costs and Expenses	1	2	907	806	(34)	1,682
Operating (Loss) Income	(1)	(2)	(28)	405	—	374
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(9)	(128)	—	(3)	—	(140)
Interest income (expense) affiliates, net	343	528	(802)	(69)	—	—
Equity in net earnings (losses) of subsidiaries	(187)	(489)	201	—	475	—
Other, net	—	(39)	1	(7)	—	(45)
Total Other Income (Expense)	147	(128)	(599)	(79)	475	(184)
Income (Loss) before Income Taxes	146	(130)	(627)	326	475	190
Income Tax Expense	3	(50)	(1)	14	—	(34)
Net Income (Loss)	149	(180)	(628)	340	475	156
Other Comprehensive Income (Loss), Net of Income Taxes	(22)	—	—	(22)	22	(22)
Comprehensive Income (Loss)	$127	$(180)	$(628)	$318	$497	$134

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,745	$2,430	$(68)	$4,107
Costs and Expense:
Network Access Costs	—	—	635	803	(68)	1,370
Network Related Expenses	—	—	474	203	—	677
Depreciation and Amortization	—	—	180	431	—	611
Selling, General and Administrative Expenses	2	3	513	195	—	713
Total Costs and Expenses	2	3	1,802	1,632	(68)	3,371
Operating (Loss) Income	(2)	(3)	(57)	798	—	736
Other Income (Expense):
Interest income	—	—	1	1	—	2
Interest expense	(18)	(256)	(1)	—	—	(275)
Interest income (expense) affiliates, net	685	1,059	(1,603)	(141)	—	—
Equity in net earnings (losses) of subsidiaries	(399)	(1,030)	400	—	1,029	—
Other, net	—	(39)	3	(19)	—	(55)
Total Other Income (Expense)	268	(266)	(1,200)	(159)	1,029	(328)
Income (Loss) before Income Taxes	266	(269)	(1,257)	639	1,029	408
Income Tax Expense	7	(119)	(2)	(10)	—	(124)
Net Income (Loss)	273	(388)	(1,259)	629	1,029	284
Other Comprehensive Income (Loss), Net of Income Taxes	23	—	—	23	(23)	23
Comprehensive Income (Loss)	$296	$(388)	$(1,259)	$652	$1,006	$307

Condensed Consolidating Balance Sheets
June 30, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.		Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$14	$—		$938	$104	$—	$1,056
Marketable Securities	—	—		1,127	—	—	1,127
Restricted cash and securities	—	—		1	4	—	5
Receivables, less allowances for doubtful accounts	—	—		4	703	—	707
Due from affiliates	17,832	22,581		—	2,824	(43,237)	—
Other	—	—		116	25	—	141
Total Current Assets	17,846	22,581		2,186	3,660	(43,237)	3,036
Property, Plant, and Equipment, net	—	—		4,105	6,287	—	10,392
Restricted Cash and Securities	19	—		10	—	—	29
Goodwill and Other Intangibles, net	—	—		352	8,194	—	8,546
Investment in Subsidiaries	16,926	17,664		3,639	—	(38,229)	—
Deferred Tax Assets	55	2,617		(1)	564	—	3,235
Other Assets, net	—	—		14	35	—	49
Total Assets	$34,846	$42,862		$10,305	$18,740	$(81,466)	$25,287

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1		$324	$368	$—	$693
Current portion of long-term debt	—	299		2	5	—	306
Accrued payroll and employee benefits	—	—		149	29	—	178
Accrued interest	11	79		—	7	—	97
Current portion of deferred revenue	—	—		111	151	—	262
Due to affiliates	—	—		43,237	—	(43,237)	—
Other	—	(1)		130	33	—	162
Total Current Liabilities	11	378		43,953	593	(43,237)	1,698
Long-Term Debt, less current portion	593	9,816		12	163	—	10,584
Deferred Revenue, less current portion	—	—		781	277	—	1,058
Other Liabilities	16	—		164	452	—	632
Commitments and Contingencies			—
Stockholders' Equity (Deficit)	34,226	32,668		(34,605)	17,255	(38,229)	11,315
Total Liabilities and Stockholders' Equity (Deficit)	$34,846	$42,862		$10,305	$18,740	$(81,466)	$25,287

Condensed Consolidating Balance Sheets
December 31, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$—	$1,700	$104	$—	$1,819
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	26	686	—	712
Due from affiliates	17,032	21,715	—	2,180	(40,927)	—
Other	—	—	87	28	—	115
Total Current Assets	17,047	21,715	1,814	3,004	(40,927)	2,653
Property, Plant, and Equipment, net	—	—	3,869	6,270	—	10,139
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	353	8,291	—	8,644
Investment in Subsidiaries	16,869	17,599	3,674	—	(38,142)	—
Deferred Tax Assets	51	2,687	—	632	—	3,370
Other Assets, net	—	—	16	35	—	51
Total Assets	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$307	$399	$—	$706
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	160	35	—	195
Accrued interest	11	110	—	8	—	129
Current portion of deferred revenue	—	—	116	150	—	266
Due to affiliates	—	—	40,927	—	(40,927)	—
Other	—	—	127	41	—	168
Total Current Liabilities	11	110	41,639	638	(40,927)	1,471
Long-Term Debt, less current portion	592	10,108	13	164	—	10,877
Deferred Revenue, less current portion	—	—	719	282	—	1,001
Other Liabilities	16	—	155	451	—	622
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,370	31,783	(32,791)	16,697	(38,142)	10,917
Total Liabilities and Stockholders' Equity (Deficit)	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2017

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(14)	$(267)	$352	$1,029	$—	$1,100
Cash Flows from Investing Activities:
Capital expenditures	—	—	(427)	(269)	—	(696)
Decrease (increase) in restricted cash and securities, net	3	—	(1)	2	—	4
Purchases of marketable securities	—	—	(1,127)	—	—	(1,127)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	3	—	(1,555)	(267)	—	(1,819)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	4,569	—	—	—	4,569
Payments on and repurchases of long-term debt and capital leases	—	(4,611)	(1)	(3)	—	(4,615)
Increase (decrease) due from/to affiliates, net	10	309	442	(761)	—	—
Net Cash Provided by (Used in) Financing Activities	10	267	441	(764)	—	(46)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	2	—	2
Net Change in Cash and Cash Equivalents	(1)	—	(762)	—	—	(763)
Cash and Cash Equivalents at Beginning of Period	15	—	1,700	104	—	1,819
Cash and Cash Equivalents at End of Period	$14	$—	$938	$104	$—	$1,056

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(18)	$(225)	$274	$1,110	$—	$1,141
Cash Flows from Investing Activities:
Capital expenditures	—	—	(333)	(331)	—	(664)
Decrease in restricted cash and securities, net	5	—	6	—	—	11
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Net Cash Used in Investing Activities	5	—	(327)	(330)	—	(652)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	764	—	—	—	764
Payments on and repurchases of long-term debt and capital leases	—	(806)	—	(10)	—	(816)
Increase (decrease) due from/to affiliates, net	12	267	528	(807)	—	—
Net Cash Provided by (Used in) Financing Activities	12	225	528	(817)	—	(52)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	—	—	—
Net Change in Cash and Cash Equivalents	(1)	—	475	(37)	—	437
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$11	$6	$1,202	$72	$—	$1,291

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

Given our current level of pre-tax income, and assuming we maintain into the future this current level of pre-tax income at a minimum, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal and the majority of our state net operating loss carryforward balances. We continue to maintain a valuation allowance of approximately $0.9 billion as of June 30, 2017, against net deferred tax assets, primarily in non-U.S. and certain of our state jurisdictions where we do not currently believe the realization of our deferred tax assets is more likely than not.

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
We had a valuation allowance on many of our non-U.S. jurisdictions as of June 30, 2017. We monitor our cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of our valuation allowance.
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

Refer to Item 7 of our Form 10-K for the year ended December 31, 2016 for a description of our other critical accounting policies.

Results of Operations for the Three and Six Months Ended June 30, 2017 vs. 2016

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	Change %	2017	2016	Change %
Revenue	$2,061	$2,056	—%	$4,109	$4,107	—%
Network access costs	675	676	—%	1,366	1,370	—%
Network related expenses	337	339	(1)%	673	677	(1)%
Depreciation and amortization	330	310	6%	650	611	6%
Selling, general and administrative expenses	366	357	3%	730	713	2%
Total Costs and Expenses	1,708	1,682	2%	3,419	3,371	1%
Operating Income	353	374	(6)%	690	736	(6)%
Other Income (Expense):
Interest income	3	1	NM	5	2	NM
Interest expense	(132)	(140)	(6)%	(266)	(275)	(3)%
Loss on modification and extinguishment of debt	—	(40)	NM	(44)	(40)	10%
Other, net	(1)	(5)	NM	3	(15)	NM
Total Other Expense	(130)	(184)	(29)%	(302)	(328)	(8)%
Income Before Income Taxes	223	190	17%	388	408	(5)%
Income Tax Expense	(69)	(34)	103%	(139)	(124)	12%
Net Income	$154	$156	(1)%	$249	$284	(12)%

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016(1)	Change %	2017	2016(1)	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$415	$443	(6)%	$818	$877	(7)%
North America - Enterprise Channel	1,192	1,162	3%	2,383	2,329	2%
EMEA - Wholesale Channel	55	61	(10)%	110	125	(12)%
EMEA - Enterprise Channel	121	130	(7)%	241	256	(6)%
Latin America - Wholesale Channel	36	37	(3)%	72	76	(5)%
Latin America - Enterprise Channel	146	123	19%	287	239	20%
Total Core Network Services Revenue	1,965	1,956	—%	3,911	3,902	—%
Wholesale Voice Services	96	100	(4)%	198	205	(3)%
Total Revenue	$2,061	$2,056	—%	$4,109	$4,107	—%

(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue by Service Offering:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016(1)	Change %	2017	2016(1)	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$146	$164	(11)%	$292	$311	(6)%
Transport and Fiber	590	575	3%	1,171	1,154	1%
IP and Data Services	940	915	3%	1,864	1,833	2%
Voice Services (Local and Enterprise)	289	302	(4)%	584	604	(3)%
Total Core Network Services Revenue	1,965	1,956	—%	3,911	3,902	—%
Wholesale Voice Services	96	100	(4)%	198	205	(3)%
Total Revenue	$2,061	$2,056	—%	$4,109	$4,107	—%
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue remained essentially flat at $2.061 billion and $4.109 billion in the three and six months ended June 30, 2017, respectively, compared to $2.056 billion and $4.107 billion in the same periods of 2016, respectively. Core Network Services revenue remained essentially flat at $1.965 billion in the three months ended June 30, 2017 compared to $1.956 billion in the same period in 2016, consisting of a $44 million increase in enterprise channel revenue, partially offset by a $35 million decrease in wholesale channel revenue. Core Network Services revenue also remained essentially flat at $3.911 billion in the six months ended June 30, 2017, compared to $3.902 billion in the same period in 2016, consisting of an $87 million increase in enterprise channel revenue, partially offset by a $78 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $30 million and $54 million in North America in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to continued growth in professional, VPN, transport, and IP and data services driven by growth in our large, multinational, enterprise customers, partially offset by a decline in voice and colocation and datacenter services. Enterprise channel revenue increased $23 million and $48 million in Latin America in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to growth in IP, transport, VPN, voice, and colocation and datacenter services, as well as the effect of the weakening of the U.S. dollar against Latin American currencies, primarily Brazil, in 2017 compared to the exchange rates in 2016. Enterprise channel revenue in EMEA decreased $9 million and $15 million in the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and a decline in voice services, partially offset by growth in professional, VPN, and IP services.

North America wholesale channel revenue decreased $28 million and $59 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to declines in colocation and datacenter, transport and IP services. EMEA wholesale channel revenue decreased $6 million and $15 million in the three and six months ended June 30, 2017, respectively, compared to the same period in 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and declines in transport and IP services. Wholesale channel revenue decreased $1 m illion and $4 million in Latin America in the three and six months ended June 30, 2017, compared to the same period in 2016, primarily due to a decline in IP services, partially offset by the effect of the weakening of the U.S. dollar against Latin American currencies, primarily Brazil, in 2017 compared to the exchange rates in 2016. Wholesale channel revenue continued to be affected by industry consolidation across all regions.

From a service and product offering perspective, we continued to grow our IP and data services by $25 million in the three months ended June 30, 2017, compared to the same period of 2016, driven primarily by an increase in VPN, CDN and IP services. IP and data services also continued to grow by $31 million in the six months ended June 30, 2017, compared to the same period of 2016, driven primarily by an increase in VPN and CDN services, which were partially offset by a decline in IP services. Transport and Fiber revenue increased $15 million and $17 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due primarily to growth in wavelength, professional services, and dark fiber, partially offset by a decrease in private line. Colocation and Datacenter services decreased $18 million and $19 million in the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016 primarily due to a decrease in colocation. Voice Services declined $13 million and $20 million in the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016, due to competitive pressures.

Wholesale Voice Services revenue decreased by a total of $4 million and $7 million, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale Voice Services profitability.
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

Network Access Costs as a percentage of total revenue was essentially flat at 33% for both the three and six months ended June 30, 2017 and 2016.

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

Network Related Expenses decreased to $337 million and $673 million in the three and six months ended June 30, 2017, respectively, from $339 million and $677 million in the same periods in 2016. These decreases were primarily related to decreased facilities and network based expenses as we continued to optimize our facilities, partially offset by an increase in employee related expenses.

Depreciation and Amortization increased 6% to $330 million in the three months ended June 30, 2017 from $310 million in the same period of 2016. This increase is primarily attributable to $22 million of depreciation and amortization associated with additional capital expenditures, partially offset by $2 million of foreign currency exchange rate changes in EMEA and LATAM.
Depreciation and amortization increased 6% to $650 million in the six months ended June 30, 2017 from $611 million in the same period of 2016. This increase is primarily attributable to $42 million of depreciation and amortization associated with additional capital expenditures, partially offset by $3 million of foreign currency exchange rate changes in EMEA and LATAM.
    Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.
SG&A Expenses increased 3% to $366 million in the three months ended June 30, 2017 compared to $357 million in the same period of 2016 and 2% to $730 million in the six months ended June 30, 2017 compared to $713 million in the same period of 2016. These increases were primarily related to integration expenses associated with the CenturyLink Merger and non-cash stock-based compensation.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, is related to performance restricted stock units ("PRSUs"), restricted stock units, shares issued for our matching contribution to our 401(k) plan, and outperform stock appreciation rights ("OSO"). Non-cash stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $39 million and $31 million, respectively. Non-cash stock-based compensation expense for the six months ended June 30, 2017 and 2016 was $87 million and $78 million, respectively. The increase for the three and six months ended June 30, 2017 compared to the same periods of 2016 was primarily related to additional grants of restricted stock units in March of 2017, partially offset by more individuals obtaining retirement eligibility in the first quarter of 2016, a decrease in PRSU expense related to awards vesting in the three months ended June 30, 2017 and outperform stock appreciation right awards reaching full amortization by the third quarter of 2016. Approximately $33 million and $27 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended June 30, 2017 and 2016, respectively, and approximately $75 million and $67 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the six months ended June 30, 2017 and 2016, respectively. Approximately $6 million and $4 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended June 30, 2017 and 2016, respectively, and approximately $12 million and $11 million of non-cash stock-based compensation was recorded in Network Related Expenses during the six months ended June 30, 2017 and 2016, respectively.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by us along with Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net Income	$154	$156	$249	$284
Income Tax Expense	69	34	139	124
Total Other Expense	130	184	302	328
Depreciation and Amortization	330	310	650	611
Non-Cash Stock Compensation	39	31	87	78
Adjusted EBITDA	$722	$715	$1,427	$1,425

North America	$815	$819	$1,624	$1,631
EMEA	69	52	126	106
Latin America	77	64	157	138
Unallocated Corporate Expenses	(239)	(220)	(480)	(450)
Adjusted EBITDA	$722	$715	$1,427	$1,425

Adjusted EBITDA was $722 million in the three months ended June 30, 2017 compared to $715 million in the same period of 2016 and $1.427 billion in the six months ended June 30, 2017 compared to $1.425 billion in the same period of 2016. The increase in Adjusted EBITDA is primarily attributable to a slight increase in revenue and a decrease in network access costs and network related expenses, partially offset by increased SG&A expenses primarily attributable to integration expenses related to the CenturyLink Merger. See Note 9 - Segment Information in the notes to unaudited Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA decreased $4 million and $7 million in the North America region in the three and six months ended June 30, 2017, respectively, compared to the same period of 2016. The decrease in the three months ended June 30, 2017 was primarily due to decreased Core Network Services revenue of $2 million and increased network access costs of $13 million, partially offset by decreased operating costs of $11 million, which consisted primarily of reduced employee related expenses. The decrease in the six months ended June 30, 2017 was primarily due to decreased Core Network Services revenue of $5 million and increased network access costs of $9 million, partially offset by decreased operating costs of $11 million, which consisted primarily of reduced employee related expenses.

Adjusted EBITDA increased $17 million and $20 million in the EMEA region in the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The increase in the three months ended June 30, 2017 was due to a decrease in network access costs of $20 million and decreased operating costs of $12 million, partially offset by a decline in Core Network Services revenue of $15 million. The increase in the six months ended June 30, 2017 was due to a decrease in network access costs of $27 million and decreased operating costs of $23 million, partially offset by a decline in Core Network Services revenue of $30 million.

Adjusted EBITDA increased $13 million and $19 million in the Latin American region in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three months ended June 30, 2017 was primarily due to increased Core Network Services revenue of $22 million, partially offset by increased network access costs of $6 million and operating costs of $4 million. The increase in the six months ended June 30, 2017 was due to increased Core Network Services revenue of $44 million, partially offset by increased network access costs of $12 million and operating costs of $14 million.

Interest Expense decreased 6% to $132 million in the three months ended June 30, 2017 from $140 million in the same period of 2016 and 3% to $266 million in the six months ended June 30, 2017 from $275 million in the same period of 2016. Interest expense decreased primarily due to a lower weighted average interest cost of debt of 4.6% at June 30, 2017 compared to 4.7% at June 30, 2016, primarily due to refinancing activities in 2017.

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

Other, net was $1 million of expense in the three months ended June 30, 2017 compared to $5 million of expense in the same period of 2016 and $3 million of income in the six months ended June 30, 2017 compared to $15 million of expense in the same period of 2016. The change in Other, net in the three and six months ended June 30, 2017 and 2016 was primarily due to a foreign currency losses in 2016, attributable to the appreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA and Latin America that are not considered to be long-term in nature.

Income Tax Expense was $69 million in the three months ended June 30, 2017 compared to $34 million in the same period of 2016 and $139 million in the six months ended June 30, 2017 compared to $124 million in the same period of 2016. Income tax expense in the three months ended June 30, 2017 consisted of $48 million U.S. and $21 million foreign tax expense. Our effective tax rate for the quarter is lower than the statutory rate primarily due to more pre-tax income in jurisdictions that are carrying full valuation allowances, partially offset by limitations on certain deductions.

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

Financial Condition— For the Six Months Ended June 30, 2017 and 2016

Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$1,100	$1,141	$(41)
Net Cash Used in Investing Activities	(1,819)	(652)	(1,167)
Net Cash Used in Financing Activities	(46)	(52)	6
Effect of Exchange Rates on Cash and Cash Equivalents	2	—	2
Net Change in Cash and Cash Equivalents	$(763)	$437	$(1,200)

Operating Activities

Cash provided by operating activities was $1.100 billion for the six months ended June 30, 2017 compared to cash provided by operating activities of $1.141 billion in the same period of 2016. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, bonuses, and capital expenditures.

Investing Activities

Cash used in investing activities increased in the six months ended June 30, 2017 compared to the same period of 2016 primarily as a result of the purchase of $1.127 billion of marketable securities in the second quarter of 2017. Capital expenditures totaled $696 million in the six months ended June 30, 2017 and $664 million in the same period of 2016.

Financing Activities

Financing activities used cash of $46 million in the six months ended June 30, 2017 for the refinancing of debt. In the six months ended June 30, 2016, financing activities used $52 million of cash. See Note 6 - Long-Term Debt in the notes to the unaudited Consolidated Financial Statements for more details regarding our debt transactions during the six months ended June 30, 2017 and 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the six months ended June 30, 2017 was an increase in cash of $2 million.

Liquidity and Capital Resources

We had $2.183 billion of cash, cash equivalents and marketable securities on hand at June 30, 2017. We also had $34 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations and other deposits at June 30, 2017.

Free Cash Flow is defined by us as net cash provided by (used in) operating activities less capital expenditures as disclosed in the Consolidated Statements of Cash Flows. Management believes that Free Cash Flow is a relevant metric to provide to investors, as it is an indicator of our ability to generate cash to service our debt. Free Cash Flow excludes cash used for acquisitions, debt repayments and the impact of exchange rate changes on cash and cash equivalents balances.

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

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by us:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$1,100	$1,141	$(41)
Capital Expenditures	(696)	(664)	(32)
Free Cash Flow	$404	$477	$(73)

Free Cash Flow was $404 million for the six months ended June 30, 2017 compared to $477 million for the same period of 2016, reflecting a $73 million decrease driven by $41 million less cash provided by operating activities, as discussed further above, and $32 million of higher spending on capital expenditures in the six months ended June 30, 2017. Free Cash Flow includes $5 million of integration costs related to the CenturyLink Merger in the six months ended June 30, 2017. For the full year 2017, we expect to generate Free Cash Flow of $1.10 to $1.16 billion excluding any CenturyLink Merger related expenses.

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

Net cash interest payments are expected to approximate $520 million in 2017 based on forecasted interest rates on our variable rate debt outstanding as of June 30, 2017.

As of June 30, 2017, we had contractual debt obligations, including capital lease obligations, but excluding interest and unamortized debt issuance costs, of $4 million that mature in the remaining six months of 2017, $307 million in 2018 and $7 million in 2019.

We currently have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America. We have no material restrictions on our ability to repatriate to the United States foreign cash and cash equivalents. We had approximately $111 million of cash and cash equivalents outside the United States at June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risks arising from changes in interest rates. As of June 30, 2017, we had borrowed a total of approximately $4.9 billion primarily under term loans pursuant to a senior secured credit facility and Floating Rate Senior Notes due 2018 that bear interest at LIBOR plus an applicable margin. As LIBOR fluctuates, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on these variable rate instruments at June 30, 2017 was approximately 3.6%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 2.25% plus LIBOR, with a zero percent minimum LIBOR for the $4.611 billion Tranche B 2024 Term Loan. A hypothetical increase in LIBOR by 1% point would increase our annual interest expense on all of our variable rate instruments by approximately $50 million as of June 30, 2017.

At June 30, 2017, we had $6.1 billion of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit us with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require us to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Communications, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated:	August 4, 2017	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer