Form 10-Q
period 2017-09-30
Level 3 Parent, LLC
filed 2017-11-09
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35134

LEVEL 3 PARENT, LLC
(f/k/a Level 3 Communications, Inc.)
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

All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded.

LEVEL 3 PARENT, LLC AND SUBSIDIARIES

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2017	2016	2017	2016

Revenue	$2,059	$2,033	$6,168	$6,140
Costs and Expenses:
Network access costs	678	675	2,044	2,045
Network related expenses	345	337	1,018	1,014
Depreciation and amortization	333	319	983	930
Selling, general and administrative expenses	348	348	1,078	1,061
Total Costs and Expenses	1,704	1,679	5,123	5,050
Operating Income	355	354	1,045	1,090
Other Income (Expense):
Interest income	6	1	11	3
Interest expense	(134)	(139)	(400)	(414)
Loss on modification and extinguishment of debt	—	—	(44)	(40)
Other, net	6	1	9	(14)
Total Other Expense	(122)	(137)	(424)	(465)
Income Before Income Taxes	233	217	621	625
Income Tax Expense	(76)	(74)	(215)	(198)
Net Income	$157	$143	$406	$427

Basic Earnings per Common Share
Net Income Per Share	$0.43	$0.40	$1.12	$1.19
Weighted-Average Shares Outstanding (in thousands)	363,471	359,561	362,413	358,097

Diluted Earnings per Common Share
Net Income Per Share	$0.43	$0.39	$1.11	$1.18
Weighted-Average Shares Outstanding (in thousands)	365,323	361,907	364,710	361,072

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 PARENT, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in millions)	2017	2016	2017	2016
Net Income	$157	$143	$406	$427
Other Comprehensive Income (Loss), net of Tax:
Foreign currency translation adjustments, net of tax effect of ($18), $6, ($55) and $30	44	(15)	106	9
Defined benefit pension plan adjustments, net of tax effect of ($1), ($1), ($1), and ($2)	—	—	—	(1)
Other Comprehensive Income (Loss), net of Tax	44	(15)	106	8
Comprehensive Income	$201	$128	$512	$435

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 PARENT, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(dollars in millions, except per share data)	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$2,252	$1,819
Restricted cash and securities	5	7
Receivables, less allowances for doubtful accounts of $32 and $29, respectively	750	712
Other	136	115
Total Current Assets	3,143	2,653
Property, Plant and Equipment, net of accumulated depreciation of $12,203 and $11,249, respectively	10,485	10,139
Restricted Cash and Securities	29	31
Goodwill	7,741	7,729
Other Intangibles, net	761	915
Deferred Tax Assets	3,162	3,370
Other Assets, net	52	51
Total Assets	$25,373	$24,888
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$704	$706
Current portion of long-term debt	7	7
Accrued payroll and employee benefits	247	195
Accrued interest	95	129
Current portion of deferred revenue	276	266
Other	139	168
Total Current Liabilities	1,468	1,471
Long-Term Debt, less current portion	10,586	10,877
Deferred Revenue, less current portion	1,132	1,001
Other Liabilities	637	622
Total Liabilities	13,823	13,971
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 433,333,333 shares in both periods; 362,799,950 issued and outstanding at September 30, 2017 and 360,021,098 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	19,921	19,800
Accumulated other comprehensive loss	(281)	(387)
Accumulated deficit	(8,094)	(8,500)
Total Stockholders’ Equity	11,550	10,917
Total Liabilities and Stockholders’ Equity	$25,373	$24,888

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 PARENT, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$406	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983	930
Non-cash compensation expense attributable to stock awards	120	121
Loss on modification and extinguishment of debt	44	40
Accretion of debt discount and amortization of debt issuance costs	13	15
Accrued interest on long-term debt, net	(34)	27
Deferred income taxes	189	163
Loss (gain) on sale of property, plant and equipment and other assets	6	(1)
Other, net	5	(7)
Changes in working capital items:
Receivables	(34)	16
Other current assets	(38)	(40)
Accounts payable	(10)	99
Deferred revenue	134	21
Other current liabilities	7	(25)
Net Cash Provided by Operating Activities	1,791	1,786
Cash Flows from Investing Activities:
Capital expenditures	(1,018)	(1,028)
Change in restricted cash and securities, net	4	11
Purchases of marketable securities	(1,127)	—
Maturity of marketable securities	1,127	—
Proceeds from the sale of property, plant and equipment and other assets	1	1
Net Cash Used in Investing Activities	(1,013)	(1,016)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	4,569	764
Payments on and repurchases of long-term debt and capital leases	(4,917)	(818)
Net Cash Used in Financing Activities	(348)	(54)
Effect of Exchange Rates on Cash and Cash Equivalents	3	(1)
Net Change in Cash and Cash Equivalents	433	715
Cash and Cash Equivalents at Beginning of Period	1,819	854
Cash and Cash Equivalents at End of Period	$2,252	$1,569

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$412	$372
Income taxes paid, net of refunds	$47	$26

See accompanying notes to unaudited Consolidated Financial Statements.

LEVEL 3 PARENT, LLC AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Effective November 1,2017, Level 3 Communications, Inc. became an indirect wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

(1) Organization and Summary of Significant Accounting Policies

Description of Business

We are a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide our services) of a broad range of integrated communications services. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. Our network is an international, facilities-based communications network. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

On October 31, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with CenturyLink, Inc., a Louisiana corporation ("CenturyLink"), Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 1"), and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 2"), pursuant to which, effective November 1, 2017, we were acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt (the "CenturyLink Merger"). See Note 2 - Events Associated with the CenturyLink Merger.

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

As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the third quarter of 2017.

The accompanying Consolidated Balance Sheet as of December 31, 2016, which was derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2016. In the opinion of our management, these financial statements contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods presented herein. The results of operations for an interim period are not necessarily indicative of the results of operations expected for a full fiscal year.
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

We have performed a comprehensive analysis of our revenue streams and contractual arrangements to identify and quantify the effects of ASC 606 on our consolidated financial statements and are developing new accounting and reporting policies, business and internal control processes and procedures to facilitate adoption of the standard. Because we currently have service contracts that contain a significant financing component that are not currently separately accounted for, we will be required to estimate and record incremental revenue and interest cost associated with these contractual terms. In addition, we will be required to capitalize, and subsequently amortize, commission costs associated with obtaining or fulfilling our customer contracts, which we do not currently defer and amortize. We will also have to comply with new revenue disclosure requirements. We are continuing to review and evaluate underlying contract information that will be used to support new accounting and disclosure requirements under ASC 606 and evaluate other matters that may result from adoption of the standard. We have not yet selected a transition method, as our method of transition may be affected by the CenturyLink Merger, which was completed effective November 1, 2017 (see Note 2 - Events Associated with the CenturyLink Merger), and subsequent integration activities completed prior to the January 1, 2018 ASC 606 adoption date.

(2) Events Associated with the CenturyLink Merger

On November 1, 2017, pursuant to the terms and conditions of the previously-announced Merger Agreement, dated as of October 31, 2016, among Level 3, CenturyLink, Merger Sub I and Merger Sub 2, Merger Sub 1 merged with and into Level 3 (the “Initial Merger”) and immediately thereafter Level 3 merged with and into Merger Sub 2 (the “Subsequent Merger”), with Merger Sub 2 surviving such merger as an indirect wholly owned subsidiary of CenturyLink under the name of Level 3 Parent, LLC.

In connection with the Initial Merger, each outstanding share of Level 3 Communications, Inc. common stock, par value $0.01 per share (the “LVLT Common Stock”), other than shares held by holders who have properly exercised appraisal rights and shares owned by CenturyLink, Level 3 or their respective subsidiaries, was converted into the right to receive $26.50 in cash, without interest, and 1.4286 shares of CenturyLink common stock, par value $1.00 per share (“CTL Common Stock”), with cash paid in lieu of fractional shares.

In addition, as a result of the Initial Merger, (i) each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into the right to receive $26.50 in cash and 1.4286 shares of CTL Common Stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award, less applicable tax withholdings, and (ii) each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a restricted stock unit award relating to such number of shares of CTL Common Stock determined in accordance with a formula set forth in the Merger Agreement (the “Continuing RSU Awards”). The Continuing RSU Awards will remain subject to the same terms and conditions applicable to the original Level 3 awards immediately prior to their conversion, subject to certain exceptions.

As a result of the Initial Merger, CenturyLink delivered to our stockholders an aggregate of approximately $9.6 billion in cash and approximately 517.3 million shares of CTL Common Stock valued at approximately $9.8 billion (excluding shares of CTL Common Stock subject to future issuance under the Continuing RSU Awards and amounts to be paid to holders of dissenting shares), based on the number of shares of LVLT Common Stock and Converted RSU Awards outstanding at the close of business on October 31, 2017 and the per share closing price of CTL Common Stock on the New York Stock Exchange on October 31, 2017.

The above-described issuance of shares of CTL Common Stock in connection with the Initial Merger was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-215121) filed by us with the U.S. Securities and Exchange Commission (the “Commission”) and declared effective on February 13, 2017. The joint proxy statement/prospectus of CenturyLink and Level 3 included in the registration statement (the “Joint Proxy Statement/Prospectus”), including the various reports incorporated by reference therein, contains additional information about the above-described transactions.

In connection with the closing of the Merger Agreement, we invested $1.825 billion in CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020, and is prepayable by CenturyLink at any time.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires the combined company to divest certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and the combined company will divest 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an Indefeasible Right of Use agreement. The carrying value of the metro network and dark fiber assets is not material to Level 3.

Our results of operations will be included in the consolidated results of operations of CenturyLink beginning November 1, 2017. CenturyLink will account for its acquisition of us under the acquisition method of accounting, which will result in the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the excess purchase price being recognized as goodwill. None of the goodwill associated with this transaction is deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon an analysis currently being performed, which is expected to be complete no later than the fourth quarter of 2018. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

We recognized $31 million and $74 million of expenses associated with our activities surrounding the CenturyLink Merger for the three and nine months ended September 30, 2017, respectively.

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

The effects of approximately 2 million total restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") outstanding at September 30, 2017 have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017. Less than 1 million of PRSUs granted in 2016 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017, as they were contingently issuable and no shares would have been issued if these periods were the end of the contingency period. The effect of approximately 2 million and 3 million total outperform stock appreciation rights ("OSOs"), RSUs and PRSUs outstanding at September 30, 2016 were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively.

(4) Other Intangible Assets

Other intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2017
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,250)	$723
Trademarks	55	(55)	—
Patents and Developed Technology	228	(205)	23
	2,256	(1,510)	746
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,271	$(1,510)	$761
December 31, 2016
Finite-Lived Intangible Assets:
Customer Contracts and Relationships	$1,973	$(1,113)	$860
Trademarks	55	(55)	—
Patents and Developed Technology	229	(189)	40
	2,257	(1,357)	900
Indefinite-Lived Intangible Assets:
Trade Name	15	—	15
	$2,272	$(1,357)	$915

Finite-lived intangible asset amortization expense was $49 million and $153 million for the three and nine months ended September 30, 2017 and $53 million and $159 million for the three and nine months ended September 30, 2016.

At September 30, 2017, the weighted average remaining useful lives of our finite-lived intangible assets was 4.1 in total; 4.2 for customer contracts and relationships, and 2.1 for patents and developed technology.

As of September 30, 2017, estimated amortization expense for our finite-lived intangible assets over the next five years is as follows (dollars in millions):

2017 (remaining three months)	$47
2018	190
2019	179
2020	166
2021	143
2022	21
Thereafter	—
$746

(5) Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases, other liabilities and long-term debt (including the current portion). The carrying values of cash and cash equivalents, restricted cash and securities, receivables, accounts payable, capital leases and other liabilities approximated their fair values at September 30, 2017 and December 31, 2016.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during each of the nine months ended September 30, 2017 and September 30, 2016.

The table below presents the fair values for our long-term debt as well as the input levels used to determine these fair values as of September 30, 2017 and December 31, 2016:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheets		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)
(dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Liabilities Not Recorded at Fair Value in the Financial Statements:
Long-term Debt, including the current portion:
Term Loans	$4,569	$4,566	$4,611	$4,671	$—	$—
Senior Notes	5,845	6,135	6,065	6,283	—	—
Capital Leases and Other	179	183	—	—	179	183
Total Long-term Debt, including the current portion	$10,593	$10,884	$10,676	$10,954	$179	$183

We do not have any assets or liabilities where the fair value is measured using significant unobservable inputs (Level 3).

Term Loans

The fair value of the Term Loans referenced above was approximately $4.6 billion and $4.7 billion at September 30, 2017 and December 31, 2016, respectively. The fair value of each loan is based on quoted prices. Each loan tranche is actively traded. For additional information on the refinancing of the Term Loans, see Note 6 - Long-Term Debt.

Senior Notes

The fair value of the Senior Notes referenced above was approximately $6.1 billion at September 30, 2017 and $6.3 billion at December 31, 2016, respectively, based on quoted prices for identical terms and maturities. Each series of notes is actively traded. On September 29, 2017, the $300 million aggregate principal amount plus accrued and unpaid interest due under the Floating Rate Senior Notes due 2018 was paid.

Capital Leases

The fair value of our capital leases is determined by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates.

(6) Long-Term Debt

    The following table summarizes our long-term debt (amounts in millions):

	Date of				September 30, 2017	December 31, 2016
	Issuance/ Amendment	Maturity	Interest Payments	Interest Rate	Amount	Amount
Senior Secured Term Loans:
Borrowed by Level 3 Financing, Inc.
Tranche B-III 2019 Term Loan (1)(4)	Aug 2013	—	Quarterly	LIBOR +3.00%	$—	$815
Tranche B 2020 Term Loan (1)(4)	Oct 2013	—	Quarterly	LIBOR +3.00%	—	1,796
Tranche B-II 2022 Term Loan (1)(4)	May 2015	—	Quarterly	LIBOR +2.75%	—	2,000
Tranche B 2024 Term Loan (4)(5)	Feb 2017	Feb 2024	Quarterly	LIBOR +2.25%	4,611	—
Senior Notes:
Issued by Level 3 Financing, Inc.
Floating Rate Senior Notes due 2018 (2)(4)	Nov 2013	Jan 2018	May/Nov	6-Month LIBOR +3.50%	—	300
6.125% Senior Notes due 2021 (2)	Nov 2013	Jan 2021	Apr/Oct	6.125%	640	640
5.375% Senior Notes due 2022 (2)	Aug 2014	Aug 2022	May/Nov	5.375%	1,000	1,000
5.625% Senior Notes due 2023 (2)	Jan 2015	Feb 2023	Jun/Dec	5.625%	500	500
5.125% Senior Notes due 2023 (2)	Apr 2015	May 2023	Mar/Sept	5.125%	700	700
5.375% Senior Notes due 2025 (2)	Apr 2015	May 2025	Mar/Sept	5.375%	800	800
5.375% Senior Notes due 2024 (2)	Nov 2015	Jan 2024	Jan/Jul	5.375%	900	900
5.25% Senior Notes due 2026 (2)	Mar 2016	Mar 2026	Apr/Oct	5.250%	775	775
Issued by Level 3 Parent, LLC
5.75% Senior Notes due 2022 (3)	Dec 2014	Dec 2022	Mar/Sept	5.750%	600	600
Capital Leases and Other Debt					179	183
Total Debt Obligations					10,705	11,009
Unamortized discounts					—	(13)
Unamortized debt issuance costs					(112)	(112)
Current Portion					(7)	(7)
Total Long-Term Debt					$10,586	$10,877

(1) The term loans were secured obligations and guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(4) The Tranche B 2024 Term Loan had an interest rate of 3.486% as of September 30, 2017. All other term loans were refinanced on February 22, 2017 as described below. The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of December 31, 2016. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of December 31, 2016. The interest rate on the Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan were set with a minimum LIBOR of 1.00%. The interest rate on the Tranche B-II 2022 Term Loan was set with a minimum LIBOR of 0.75% and the interest rate on the Tranche B 2024 Term Loan is set with a minimum LIBOR of zero percent. The Floating Rate Senior Notes due 2018 had an interest rate of 4.762% as of December 31, 2016.
(5) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain of its non-regulated subsidiaries.

Senior Secured Term Loans

As of September 30, 2017, Level 3 Financing, Inc., Level 3 Parent, LLC's direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of a $4.611 billion Tranche B Term Loan due 2024.

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

7% Senior Notes due 2020 and 5.25% Senior Notes due 2026

On March 22, 2016, Level 3 Financing issued $775 million in aggregate principal amount of our 5.25% Senior Notes due 2026 (the “5.25% Senior Notes due 2026”). The 5.25% Senior Notes due 2026 are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.

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

Floating Rate Senior Notes due 2018

On September 29, 2017, the $300 million aggregate principal amount plus accrued and unpaid interest due under the Floating Rate Senior Notes due 2018 was paid and we recognized a loss on extinguishment of less than $1 million.

Capital Leases

As of September 30, 2017, we had $179 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The weighted average interest rate on these capital leases approximated 5.8% as of September 30, 2017.

Covenant Compliance

At September 30, 2017 and December 31, 2016, we were in compliance with the financial covenants on all outstanding debt issuances.

Long-Term Debt Maturities

Aggregate future contractual maturities of long-term debt and capital leases (excluding debt issuance costs) were as follows as of September 30, 2017 (dollars in millions):

2017 (remaining three months)	$2
2018	7
2019	7
2020	8
2021	650
2022	1,610
Thereafter	8,421
$10,705

(7) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(dollars in millions)	Net Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Total
Balance at December 31, 2015	$(273)	$(28)	$(301)
Other comprehensive income (loss) before reclassifications, net of tax	9	(2)	7
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance at September 30, 2016	$(264)	$(29)	$(293)

Balance at December 31, 2016	$(353)	$(34)	$(387)
Other comprehensive income before reclassifications, net of tax	106	1	107
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Balance at September 30, 2017	$(247)	$(34)	$(281)

(8) Stock-Based Compensation
The following table summarizes non-cash compensation expense for each of the three and nine months ended September 30, 2017 and 2016:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outperform Stock Appreciation Rights	$—	$—	$—	$2
Restricted Stock Units	21	26	77	60
Performance Restricted Stock Units	5	9	17	33
401(k) Match Expense	7	8	26	27
	33	43	120	122
Capitalized Non-Cash Compensation	—	—	—	(1)
Total	$33	$43	$120	$121

As of September 30, 2017, there were approximately 5 million total restricted stock and performance restricted stock units outstanding.

(9) Segment Information

Prior to the CenturyLink Merger, our operating revenues were generated primarily from our former segments (North America; Europe, the Middle East and Africa ("EMEA"); and Latin America), and our Chief Operating Decision Maker (“CODM”) regularly reviewed information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results were the same as those used in our consolidated financial statements.

As of November 1, 2017, the effective date of the CenturyLink Merger, our operations will be integrated into and will be reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but will review our financial information on an aggregate basis only in connection with our quarterly and annual reports.

Operating segments are defined under GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by our CODM in deciding how to allocate resources and assess performance. Our former reportable segments consisted of: 1) North America; 2) EMEA; and 3) Latin America. Other separate business interests that are not segments include interest, certain corporate assets and overhead costs, and certain other general and administrative costs that were not allocated to any of the operating segments.

The CODM measured and evaluated segment performance primarily based upon revenue, revenue growth and Adjusted EBITDA. Adjusted EBITDA, as defined by us, is equal to net income from the Consolidated Statements of Income before (1) income tax benefit (expense), (2) total other income (expense), (3) non-cash impairment charges included within selling, general and administrative expenses and network related expenses, (4) depreciation and amortization expense, and (5) non-cash stock-based compensation expense included within selling, general and administrative expenses and network related expenses.

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

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2017	September 30, 2016(1)	September 30, 2017	September 30, 2016(1)
Core Network Services Revenue:
North America	$1,597	$1,573	$4,798	$4,779
EMEA	184	180	535	561
Latin America	182	176	541	491
Total Core Network Services Revenue	1,963	1,929	5,874	5,831

Wholesale Voice Services Revenue:
North America	90	98	279	292
EMEA	3	4	8	11
Latin America	3	2	7	6
Total Wholesale Voice Services Revenue	96	104	294	309

Total Revenue	$2,059	$2,033	$6,168	$6,140
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

The following table presents Adjusted EBITDA by segment and reconciles Adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Adjusted EBITDA:
North America	$817	$784	$2,441	$2,415
EMEA	64	56	189	162
Latin America	78	80	235	218
Unallocated Corporate Expenses	(238)	(204)	(717)	(654)
Adjusted EBITDA	721	716	2,148	2,141
Income Tax Expense	(76)	(74)	(215)	(198)
Total Other Expense	(122)	(137)	(424)	(465)
Depreciation and Amortization	(333)	(319)	(983)	(930)
Non-Cash Stock Compensation	(33)	(43)	(120)	(121)
Net Income	$157	$143	$406	$427

The following table presents capital expenditures by segment and reconciles capital expenditures by segment to total capital expenditures:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Capital Expenditures:
North America	$216	$245	$690	$677
EMEA	25	38	83	117
Latin America	48	44	126	118
Unallocated Corporate Capital Expenditures	33	37	119	116
Total Capital Expenditures	$322	$364	$1,018	$1,028

The following table presents total assets by segment:

(dollars in millions)	September 30, 2017	December 31, 2016
Assets:
North America	$21,094	$20,818
EMEA	1,766	1,639
Latin America	2,387	2,304
Other	126	127
Total Assets	$25,373	$24,888

The changes in the carrying amount of goodwill by segment during the nine months ended September 30, 2017 were as follows:

(dollars in millions)	North America	EMEA	Latin America	Total
Balance at December 31, 2016	$7,024	$109	$596	$7,729
Effect of foreign currency rate change	—	12	—	12
Balance at September 30, 2017	$7,024	$121	$596	$7,741

There were no events or changes in circumstances during the first three and nine months of 2017 that indicated the carrying value of goodwill may not be recoverable.

(10) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $93 million and are included in “Other” current liabilities and “Other Liabilities” in our Consolidated Balance Sheet at September 30, 2017. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at September 30, 2017. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which is not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

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

Management believes that Level 3 has substantial defenses to the claims asserted in the remaining state and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for the affected landowners.

Peruvian Tax Litigation

Beginning in 2005, one of our Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $16 million at September 30, 2017.

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

In October 2013, the Tribunal notified us of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. We appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. We appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In June 2017, the first judicial court issued a ruling against us primarily based on the same grounds from the original decision. In June 2017, we filed an appeal with the court of appeal. An oral hearing took place before the court of appeals on October 18, 2017. A decision on this case is pending.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $30 million at September 30, 2017.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, we believe it is reasonably possible that these assessments could result in a loss of up to $54 million at September 30, 2017 in excess of the accruals established for these matters.

Other Matters

Level 3 has recently been notified of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia (United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al., Case No. 1:13-cv-1453). Certain statutes permit private citizens, called “relators”, to institute civil proceedings alleging violations of those statutes. These qui tam cases are typically sealed by the court at the time of filing. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.
The amended complaint alleges that Level 3, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator seeks damages in this lawsuit of approximately $50 million, subject to trebling, plus statutory penalties, pre-and-post judgment interest, and attorney’s fees. The case is currently stayed.
As we have only recently been made aware of the content of the amended complaint, we are evaluating our defenses to the claims. At this time, we do not believe it is probable we will incur a material loss. If, contrary to our expectations, the plaintiff prevails in this matter and proves damages at or near $50 million, and is successful in having those damages trebled, the outcome could have a material adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
The two former Level 3 employees named in the qui tam amended complaint and others were also indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. The company is fully cooperating in the government’s investigations in this matter.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2017 and December 31, 2016, we had outstanding letters of credit or other similar obligations of approximately $36 million and $39 million, respectively, of which $29 million and $33 million are collateralized by cash that is reflected on the Consolidated Balance Sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

(11) Condensed Consolidating Financial Information

Level 3 Financing, Inc., a wholly owned subsidiary, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Parent, LLC and Level 3 Communications, LLC.

In conjunction with the registration of the Level 3 Financing, Inc. Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

The operating activities of the separate legal entities included in our Consolidated Financial Statements are interdependent. The accompanying condensed consolidating financial information presents the statements of comprehensive income, balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Parent, LLC. These transactions are eliminated in our consolidated results.

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$932	$1,168	$(41)	$2,059
Costs and Expense:
Network Access Costs	—	—	329	390	(41)	678
Network Related Expenses	—	—	254	91	—	345
Depreciation and Amortization	—	—	114	219	—	333
Selling, General and Administrative Expenses	2	1	272	73	—	348
Total Costs and Expenses	2	1	969	773	(41)	1,704
Operating Income (Loss)	(2)	(1)	(37)	395	—	355
Other Income (Expense):
Interest income	—	—	6	—	—	6
Interest expense	(9)	(121)	—	(4)	—	(134)
Interest income (expense) affiliates, net	377	562	(868)	(71)	—	—
Equity in net earnings (losses) of subsidiaries	(212)	(614)	215	—	611	—
Other, net	—	—	12	(6)	—	6
Total Other Income (Expense)	156	(173)	(635)	(81)	611	(122)
Income (Loss) before Income Taxes	154	(174)	(672)	314	611	233
Income Tax Benefit (Expense)	3	(38)	(1)	(40)	—	(76)
Net Income (Loss)	157	(212)	(673)	274	611	157
Other Comprehensive Income (Loss), Net of Income Taxes	44	—	—	44	(44)	44
Comprehensive Income (Loss)	$201	$(212)	$(673)	$318	$567	$201

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,785	$3,499	$(116)	$6,168
Costs and Expense:
Network Access Costs	—	—	991	1,169	(116)	2,044
Network Related Expenses	—	—	743	275	—	1,018
Depreciation and Amortization	—	—	327	656	—	983
Selling, General and Administrative Expenses	4	3	843	228	—	1,078
Total Costs and Expenses	4	3	2,904	2,328	(116)	5,123
Operating Income (Loss)	(4)	(3)	(119)	1,171	—	1,045
Other Income (Expense):
Interest income	—	—	11	—	—	11
Interest expense	(27)	(358)	(2)	(13)	—	(400)
Interest income (expense) affiliates, net	1,132	1,703	(2,605)	(230)	—	—
Equity in net earnings (losses) of subsidiaries	(703)	(1,892)	618	—	1,977	—
Other, net	—	(44)	16	(7)	—	(35)
Total Other Income (Expense)	402	(591)	(1,962)	(250)	1,977	(424)
Income (Loss) before Income Taxes	398	(594)	(2,081)	921	1,977	621
Income Tax Benefit (Expense)	8	(109)	(2)	(112)	—	(215)
Net Income (Loss)	406	(703)	(2,083)	809	1,977	406
Other Comprehensive Income (Loss), Net of Income Taxes	106	—	—	106	(106)	106
Comprehensive Income (Loss)	$512	$(703)	$(2,083)	$915	$1,871	$512

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$907	$1,160	$(34)	$2,033
Costs and Expense:
Network Access Costs	—	—	330	379	(34)	675
Network Related Expenses	—	—	242	95	—	337
Depreciation and Amortization	—	—	100	219	—	319
Selling, General and Administrative Expenses	1	1	262	84	—	348
Total Costs and Expenses	1	1	934	777	(34)	1,679
Operating (Loss) Income	(1)	(1)	(27)	383	—	354
Other Income (Expense):
Interest income	—	—	1	—	—	1
Interest expense	(9)	(124)	(1)	(5)	—	(139)
Interest income (expense) affiliates, net	342	526	(804)	(64)	—	—
Equity in net earnings (losses) of subsidiaries	(193)	(539)	169	—	563	—
Other, net	—	—	(1)	2	—	1
Total Other Income (Expense)	140	(137)	(636)	(67)	563	(137)
Income (Loss) before Income Taxes	139	(138)	(663)	316	563	217
Income Tax Expense	4	(55)	—	(23)	—	(74)
Net Income (Loss)	143	(193)	(663)	293	563	143
Other Comprehensive Income (Loss), Net of Income Taxes	(15)	—	—	(15)	15	(15)
Comprehensive Income (Loss)	$128	$(193)	$(663)	$278	$578	$128

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$2,652	$3,590	$(102)	$6,140
Costs and Expense:
Network Access Costs	—	—	965	1,182	(102)	2,045
Network Related Expenses	—	—	716	298	—	1,014
Depreciation and Amortization	—	—	280	650	—	930
Selling, General and Administrative Expenses	3	4	775	279	—	1,061
Total Costs and Expenses	3	4	2,736	2,409	(102)	5,050
Operating (Loss) Income	(3)	(4)	(84)	1,181	—	1,090
Other Income (Expense):
Interest income	—	—	2	1	—	3
Interest expense	(27)	(380)	(2)	(5)	—	(414)
Interest income (expense) affiliates, net	1,027	1,585	(2,407)	(205)	—	—
Equity in net earnings (losses) of subsidiaries	(581)	(1,568)	569	—	1,580	—
Other, net	—	(39)	2	(17)	—	(54)
Total Other Income (Expense)	419	(402)	(1,836)	(226)	1,580	(465)
Income (Loss) before Income Taxes	416	(406)	(1,920)	955	1,580	625
Income Tax Expense	11	(175)	(2)	(32)	—	(198)
Net Income (Loss)	427	(581)	(1,922)	923	1,580	427
Other Comprehensive Income (Loss), Net of Income Taxes	8	—	—	8	(8)	8
Comprehensive Income (Loss)	$435	$(581)	$(1,922)	$931	$1,572	$435

Condensed Consolidating Balance Sheets
September 30, 2017

	Level 3 Parent, LLC	Level 3 Financing, Inc.		Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$14	$—		$2,141	$97	$—	$2,252
Restricted cash and securities	—	—		1	4	—	5
Receivables, less allowances for doubtful accounts	—	—		25	725	—	750
Due from affiliates	18,214	22,749		—	3,253	(44,216)	—
Other	—	—		110	26	—	136
Total Current Assets	18,228	22,749		2,277	4,105	(44,216)	3,143
Property, Plant, and Equipment, net	—	—		4,204	6,281	—	10,485
Restricted Cash and Securities	19	—		10	—	—	29
Goodwill and Other Intangibles, net	—	—		352	8,150	—	8,502
Investment in Subsidiaries	16,947	17,141		3,626	—	(37,714)	—
Deferred Tax Assets	58	2,577		—	527	—	3,162
Other Assets, net	—	—		18	34	—	52
Total Assets	$35,252	$42,467		$10,487	$19,097	$(81,930)	$25,373

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1		$331	$372	$—	$704
Current portion of long-term debt	—	—		2	5	—	7
Accrued payroll and employee benefits	—	—		216	31	—	247
Accrued interest	3	86		—	6	—	95
Current portion of deferred revenue	—	—		128	148	—	276
Due to affiliates	—	—		44,216	—	(44,216)	—
Other	—	(1)		92	48	—	139
Total Current Liabilities	3	86		44,985	610	(44,216)	1,468
Long-Term Debt, less current portion	593	9,820		13	160	—	10,586
Deferred Revenue, less current portion	—	—		843	289	—	1,132
Other Liabilities	16	—		185	436	—	637
Commitments and Contingencies			—
Stockholders' Equity (Deficit)	34,640	32,561		(35,539)	17,602	(37,714)	11,550
Total Liabilities and Stockholders' Equity (Deficit)	$35,252	$42,467		$10,487	$19,097	$(81,930)	$25,373

Condensed Consolidating Balance Sheets
December 31, 2016

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$—	$1,700	$104	$—	$1,819
Restricted cash and securities	—	—	1	6	—	7
Receivables, less allowances for doubtful accounts	—	—	26	686	—	712
Due from affiliates	17,032	21,715	—	2,180	(40,927)	—
Other	—	—	87	28	—	115
Total Current Assets	17,047	21,715	1,814	3,004	(40,927)	2,653
Property, Plant, and Equipment, net	—	—	3,869	6,270	—	10,139
Restricted Cash and Securities	22	—	9	—	—	31
Goodwill and Other Intangibles, net	—	—	353	8,291	—	8,644
Investment in Subsidiaries	16,869	17,599	3,674	—	(38,142)	—
Deferred Tax Assets	51	2,687	—	632	—	3,370
Other Assets, net	—	—	16	35	—	51
Total Assets	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$307	$399	$—	$706
Current portion of long-term debt	—	—	2	5	—	7
Accrued payroll and employee benefits	—	—	160	35	—	195
Accrued interest	11	110	—	8	—	129
Current portion of deferred revenue	—	—	116	150	—	266
Due to affiliates	—	—	40,927	—	(40,927)	—
Other	—	—	127	41	—	168
Total Current Liabilities	11	110	41,639	638	(40,927)	1,471
Long-Term Debt, less current portion	592	10,108	13	164	—	10,877
Deferred Revenue, less current portion	—	—	719	282	—	1,001
Other Liabilities	16	—	155	451	—	622
Commitments and Contingencies
Stockholders' Equity (Deficit)	33,370	31,783	(32,791)	16,697	(38,142)	10,917
Total Liabilities and Stockholders' Equity (Deficit)	$33,989	$42,001	$9,735	$18,232	$(79,069)	$24,888

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2017

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(32)	$(378)	$698	$1,503	$—	$1,791
Cash Flows from Investing Activities:
Capital expenditures	—	—	(614)	(404)	—	(1,018)
Decrease (increase) in restricted cash and securities, net	3	—	(1)	2	—	4
Purchases of marketable securities	—	—	(1,127)	—	—	(1,127)
Maturity of marketable securities	—	—	1,127	—	—	1,127
Proceeds from the sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net Cash Provided by (Used in) Investing Activities	3	—	(614)	(402)	—	(1,013)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	4,569	—	—	—	4,569
Payments on and repurchases of long-term debt and capital leases	—	(4,911)	1	(7)	—	(4,917)
Increase (decrease) due from/to affiliates, net	28	720	356	(1,104)	—	—
Net Cash Provided by (Used in) Financing Activities	28	378	357	(1,111)	—	(348)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	3	—	3
Net Change in Cash and Cash Equivalents	(1)	—	441	(7)	—	433
Cash and Cash Equivalents at Beginning of Period	15	—	1,700	104	—	1,819
Cash and Cash Equivalents at End of Period	$14	$—	$2,141	$97	$—	$2,252

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2016

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(35)	$(332)	$489	$1,664	$—	$1,786
Cash Flows from Investing Activities:
Capital expenditures	—	—	(537)	(491)	—	(1,028)
Decrease in restricted cash and securities, net	5	—	6	—	—	11
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Net Cash Used in Investing Activities	5	—	(531)	(490)	—	(1,016)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	764	—	—	—	764
Payments on and repurchases of long-term debt and capital leases	—	(806)	(1)	(11)	—	(818)
Increase (decrease) due from/to affiliates, net	34	368	798	(1,200)	—	—
Net Cash Provided by (Used in) Financing Activities	34	326	797	(1,211)	—	(54)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	(1)	—	(1)
Net Change in Cash and Cash Equivalents	4	(6)	755	(38)	—	715
Cash and Cash Equivalents at Beginning of Period	12	6	727	109	—	854
Cash and Cash Equivalents at End of Period	$16	$—	$1,482	$71	$—	$1,569

Effective November 1, 2017, Level 3 Communications, Inc. became an indirect wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

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

On October 31, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with CenturyLink, Inc., a Louisiana corporation ("CenturyLink"), Wildcat Merger Sub 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 1"), and WWG Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of CenturyLink ("Merger Sub 2"), pursuant to which, effective November 1, 2017, we were acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt (the "CenturyLink Merger").

Upon the November 1, 2017 consummation of the CenturyLink Merger, our operations were integrated into and in the future will be reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM and will review our separate financial information on an aggregate basis only in connection with our quarterly and annual reports we file with the SEC. Consequently, in future reports, we will no longer provide Level 3 only segment information.

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

We believe the alignment of Core Network Services around channels should allow us to drive growth while enabling us to better focus on the needs of our customers. Each of these channels is supported by dedicated employees in sales. Each of these channels is also supported by non-dedicated, centralized service delivery and management, product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy, and human resources.

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

Seasonality and Fluctuations

We continue to expect business fluctuations to affect sequential quarterly trends in revenue, costs, and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes, and repricing for contract renewals. Historically, our revenue and expense in the first quarter has been affected by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our Consolidated Financial Statements are reported. Accordingly, our operating results could also be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results.

Because revenue subject to billing disputes where collection is uncertain is not recognized until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect our revenue in a particular quarter. The timing of disconnection may also affect our results in a particular quarter, with disconnection early in the quarter generally having a greater effect. The timing of capital and other expenditures may affect our costs or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may affect our profitability and other financial results and may not be indicative of future financial performance. We also establish appropriate reserves for disputes of incorrect network access cost billings from our suppliers of network services, which may include disputes for circuits that are not disconnected by the supplier on a timely basis, charges from suppliers for circuits that were not timely installed, and incorrect rate or other inadequate information needed to determine the appropriate billing from the supplier. The network access cost reserves for disputed supplier billings are based on an analysis of our historical experience in resolving disputes with our suppliers and regulatory analysis regarding certain specific supplier billing matters. The timing and ultimate outcome of the dispute resolution process could differ from our initial estimates and these differences could be material.

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

Given the current level of pre-tax income of Level 3 and the CenturyLink consolidated group, and assuming we maintain into the future this current level of pre-tax income at a minimum, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal and the majority of our state net operating loss carryforward balances. We continue to maintain a valuation allowance of approximately $0.9 billion as of September 30, 2017, against net deferred tax assets, primarily in non-U.S. and certain of our state jurisdictions where we do not currently believe the realization of our deferred tax assets is more likely than not.

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
We had a valuation allowance on many of our non-U.S. jurisdictions as of September 30, 2017. We monitor our cumulative loss position in these non-U.S. jurisdictions and other evidence each quarter to determine the appropriateness of our valuation allowance.

With respect to certain foreign subsidiaries deemed branches for U.S. income tax purposes, we had historically established deferred tax liabilities for foreign branches with an overall cumulative translation gain, but had not established deferred tax assets for those with an overall translation loss as we had no plans to trigger realization of the losses in the foreseeable future. On December 7, 2016, the Internal Revenue Service issued new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches. The new regulations require a “fresh start” recalculation of the unrealized gains and losses as of the adoption date. The regulations provide that the tax bases of specified assets, such as fixed assets, will be translated at historic foreign exchange rates. As a result, the deferred taxes related to such foreign currency translation are expected to reverse through the operations of the branch thereby allowing the recognition of deferred tax assets arising from translation losses as well. On October 2, 2017, the U.S. Treasury Department and the U.S. Internal Revenue Service announced plans to further amend the regulations and to allow companies to delay the applicability date of those regulations, which will be effective for us starting on January 1, 2019. We are assessing the potential future effect of these changes on our deferred taxes.

Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance, as well as the effect of recently issued tax regulations addressing the complex area of foreign currency translation involves significant judgment.

Refer to Item 7 of our Form 10-K for the year ended December 31, 2016 for a description of our other critical accounting policies.

Results of Operations for the Three and Nine Months Ended September 30, 2017 vs. 2016

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change %	2017	2016	Change %
Revenue	$2,059	$2,033	1%	$6,168	$6,140	—%
Network access costs	678	675	—%	2,044	2,045	—%
Network related expenses	345	337	2%	1,018	1,014	—%
Depreciation and amortization	333	319	4%	983	930	6%
Selling, general and administrative expenses	348	348	—%	1,078	1,061	2%
Total Costs and Expenses	1,704	1,679	1%	5,123	5,050	1%
Operating Income	355	354	—%	1,045	1,090	(4)%
Other Income (Expense):
Interest income	6	1	NM	11	3	NM
Interest expense	(134)	(139)	(4)%	(400)	(414)	(3)%
Loss on modification and extinguishment of debt	—	—	NM	(44)	(40)	10%
Other, net	6	1	NM	9	(14)	NM
Total Other Expense	(122)	(137)	(11)%	(424)	(465)	(9)%
Income Before Income Taxes	233	217	7%	621	625	(1)%
Income Tax Expense	(76)	(74)	3%	(215)	(198)	9%
Net Income	$157	$143	10%	$406	$427	(5)%

___________________
NM — Not meaningful

Discussion of all significant variances:

Revenue by Channel:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016(1)	Change %	2017	2016(1)	Change %
Core Network Services Revenue:
North America - Wholesale Channel	$404	$412	(2)%	$1,222	$1,289	(5)%
North America - Enterprise Channel	1,193	1,161	3%	3,576	3,490	2%
EMEA - Wholesale Channel	57	58	(2)%	167	183	(9)%
EMEA - Enterprise Channel	127	122	4%	368	378	(3)%
Latin America - Wholesale Channel	35	37	(5)%	107	113	(5)%
Latin America - Enterprise Channel	147	139	6%	434	378	15%
Total Core Network Services Revenue	1,963	1,929	2%	5,874	5,831	1%
Wholesale Voice Services	96	104	(8)%	294	309	(5)%
Total Revenue	$2,059	$2,033	1%	$6,168	$6,140	—%
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue by Service Offering:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016(1)	Change %	2017	2016(1)	Change %
Core Network Services Revenue:
Colocation and Datacenter Services	$147	$147	—%	$439	$458	(4)%
Transport and Fiber	577	576	—%	1,748	1,730	1%
IP and Data Services	943	910	4%	2,807	2,743	2%
Voice Services (Local and Enterprise)	296	296	—%	880	900	(2)%
Total Core Network Services Revenue	1,963	1,929	2%	5,874	5,831	1%
Wholesale Voice Services	96	104	(8)%	294	309	(5)%
Total Revenue	$2,059	$2,033	1%	$6,168	$6,140	—%
(1) The 2016 results have been adjusted to reflect changes made to customer assignments between the wholesale and enterprise channels as of the beginning of 2017.

Revenue increased $26 million and $28 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. Core Network Services revenue increased $34 million in the three months ended September 30, 2017, compared to the same period in 2016, consisting of a $45 million increase in enterprise channel revenue, partially offset by a $11 million decrease in wholesale channel revenue. Core Network Services increased $43 million in the nine months ended September 30, 2017, compared to the same period in 2016, consisting of an $132 million increase in enterprise channel revenue, partially offset by a $89 million decrease in wholesale channel revenue.

Enterprise channel revenue increased $32 million and $86 million in North America in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to continued growth in VPN, professional, IP and data, and transport services driven by growth in our large, multinational, enterprise customers, partially offset by a decline in voice and colocation and datacenter services. Enterprise channel revenue increased $8 million in Latin America in the three months ended September 30, 2017, compared to the same period in 2016 primarily due to growth in IP and data services. Enterprise channel revenue increased $56 million in Latin America in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to growth in IP, transport, colocation and datacenter, and voice services, as well as the effect of the weakening of the U.S. dollar against Latin American currencies, primarily in Brazil, in 2017 compared to the exchange rates in 2016. Enterprise channel revenue in EMEA increased $5 million in the three months ended September 30, 2017, compared to the same period in 2016, primarily due to growth in IP and data and VPN services. Enterprise channel revenue in EMEA decreased $10 million in the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and a decline in voice services, partially offset by growth in IP and data and VPN services.

North America wholesale channel revenue decreased $8 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to declines in transport services, partially offset by growth in voice services. North America wholesale channel revenue decreased $67 million in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to declines in transport, colocation and datacenter, and IP services. EMEA wholesale channel revenue remained essentially flat in the three months ended September 30, 2017, compared to the same period in 2016, while it decreased $16 million in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to the effect of the stronger U.S. dollar against European currencies and declines in transport and IP services. Wholesale channel revenue in Latin America remained essentially flat in the three months ended September 30, 2017 compared to the same period in 2016, while it decreased $6 million in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a decline in IP services. Wholesale channel revenue continued to be affected by industry consolidation across all regions.

From a service and product offering perspective, we continued to grow our IP and data services by $33 million in the three months ended September 30, 2017, compared to the same period of 2016, driven primarily by an increase in VPN, CDN and IP services. IP and data services also continued to grow by $64 million in the nine months ended September 30, 2017, compared to the same period of 2016, driven primarily by an increase in VPN and CDN services. Transport and Fiber revenue remained essentially flat for the three months ended September 30, 2017, compared to the same period in 2016, while it increased $18 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to growth in wavelengths, professional services, and dark fiber, partially offset by a decrease in private line. Colocation and Datacenter services remained essentially flat in the three months ended September 30, 2017, compared to the same period in 2016, while it decreased $19 million in the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to a decrease in colocation resulting from higher dispute settlements in the second quarter of 2016, partially offset by growth in data center and managed security. Voice Services remained essentially flat in the three months ended September 30, 2017, compared to the same period in 2016, while it declined $20 million in the nine months ended September 30, 2017, compared to the same period of 2016, due to competitive pressures.

Wholesale Voice Services revenue decreased by a total of $8 million and $15 million, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016,

primarily due to competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale Voice Services profitability.
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

Network Access Costs as a percentage of total revenue was essentially flat at 33% for both the three and nine months ended September 30, 2017 and 2016.

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

Network Related Expenses increased to $345 million in the three months ended September 30, 2017 from $337 million in the same period in 2016 primarily due to an increase in employee related expenses associated with CenturyLink integration of $5 million and facilities and network expenses of $3 million. Network Related Expenses increased to $1.018 billion in the nine months ended September 30, 2017 from $1.014 billion in the same period in 2016 primarily due to an increase in employee related expenses associated with CenturyLink integration of $14 million, partially offset by a decrease in facilities and network based expenses of $7 million and other employee related expenses of $3 million.

Depreciation and Amortization increased 4% to $333 million in the three months ended September 30, 2017 from $319 million in the same period of 2016. This increase is primarily attributable to $13 million of depreciation and amortization associated with additional capital expenditures and $1 million of foreign currency exchange rate changes in EMEA and LATAM.
Depreciation and amortization increased 6% to $983 million in the nine months ended September 30, 2017 from $930 million in the same period of 2016. This increase is primarily attributable to $55 million of depreciation and amortization associated with additional capital expenditures, partially offset by $2 million of foreign currency exchange rate changes in EMEA and LATAM.

    Selling, General and Administrative Expenses ("SG&A Expenses") includes the salaries, wages, and related benefits (including non-cash stock-based compensation expenses) and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.
SG&A Expenses remained essentially flat at $348 million in the three months ended September 30, 2017, compared to $348 million in the same period of 2016, primarily due to CenturyLink integration related expenses of $26 million, offset by decreases in non-cash stock-based compensation of $9 million, employee related and other expenses of $9 million, and professional fees of $8 million. SG&A Expenses increased 2% to $1.078 billion in the nine months ended September 30, 2017, compared to $1.061 billion in the same period of 2016, primarily due to CenturyLink integration related expenses of $60 million, partially offset by decreases in employee related and other expenses of $26 million, professional fees of $16 million, and non-cash stock-based compensation of $1 million.

Non-cash stock-based compensation expense, which is included in both SG&A and Network Related Expenses, is related to performance restricted stock units ("PRSUs"), restricted stock units,

shares issued for our matching contribution to our 401(k) plan, and outperform stock appreciation rights ("OSO"). Non-cash stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $33 million and $43 million, respectively. Non-cash stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $120 million and $121 million, respectively. The decrease for the three and nine months ended September 30, 2017, compared to the same periods of 2016, was primarily related to a decrease in expense resulting from PRSU and RSU awards vesting in the second and third quarters of 2017, respectively, outperform appreciation right awards reaching full amortization by the third quarter of 2016, partially offset by additional grants of restricted stock units in March of 2017. Approximately $28 million and $37 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the three months ended September 30, 2017 and 2016, respectively, and approximately $103 million and $104 million of non-cash stock-based compensation expense was recorded in SG&A Expenses during the nine months ended September 30, 2017 and 2016, respectively. Approximately $5 million and $6 million of non-cash stock-based compensation expense was recorded in Network Related Expenses during the three months ended September 30, 2017 and 2016, respectively, and approximately $17 million of non-cash stock-based compensation was recorded in Network Related Expenses during the nine months ended September 30, 2017 and 2016, respectively.

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

The following information provides a reconciliation of Net Income to Adjusted EBITDA as defined by us along with Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net Income	$157	$143	$406	$427
Income Tax Expense	76	74	215	198
Total Other Expense	122	137	424	465
Depreciation and Amortization	333	319	983	930
Non-Cash Stock Compensation	33	43	120	121
Adjusted EBITDA	$721	$716	$2,148	$2,141

North America	$817	$784	$2,441	$2,415
EMEA	64	56	189	162
Latin America	78	80	235	218
Unallocated Corporate Expenses	(238)	(204)	(717)	(654)
Adjusted EBITDA	$721	$716	$2,148	$2,141

Adjusted EBITDA was $721 million in the three months ended September 30, 2017, compared to $716 million in the same period of 2016, and $2.148 billion in the nine months ended September 30, 2017, compared to $2.141 billion in the same period of 2016. The increase in Adjusted EBITDA is primarily attributable to an increase in revenue, partially offset by a slight increase in network access costs and increased SG&A expenses primarily attributable to integration expenses related to the CenturyLink Merger. See Note 9 - Segment Information in the notes to unaudited Consolidated Financial Statements for additional information on Adjusted EBITDA by region.

Adjusted EBITDA increased $33 million and $26 million in the North America region in the three and nine months ended September 30, 2017, respectively, compared to the same period of 2016. The increase in the three months ended September 30, 2017 was primarily due to increased Core Network Services revenue of $24 million and decreased operating expenses of $17 million, which consisted primarily of reduced employee related expenses, partially offset by a decrease in Wholesale Voice Services revenue of $8 million. The increase in the nine months ended September 30, 2017 was primarily due to increased Core Network Services revenue of $19 million and decreased operating expenses of $27 million, which primarily consisted of reduced employee related expenses, partially offset by decreased Wholesale Voice Services revenue of $13 million and an increase in network access costs of $11 million.

Adjusted EBITDA increased $8 million and $27 million in the EMEA region in the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. The increase in the three months ended September 30, 2017 was primarily due to a decrease in network access costs of $4 million and an increase in Core Network Services revenue of $4 million. The increase in the nine months ended September 30, 2017 was primarily due to a decrease in network access costs of $31 million and decreased operating expenses of $25 million, partially offset by a decline in Core Network Services revenue of $26 million.

Adjusted EBITDA decreased $2 million and increased $17 million in the Latin American region in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease in the three months ended September 30, 2017 was primarily due to increased network access costs of $6 million and operating expenses of $4 million, partially offset by increased Core Network Services revenue of $6 million. The increase in the nine months ended September 30, 2017 was primarily due to increased Core Network Services revenue of $50 million, partially offset by increased network access costs of $18 million and operating expenses of $18 million.

Interest Expense decreased 4% to $134 million in the three months ended September 30, 2017 from $139 million in the same period of 2016 and 3% to $400 million in the nine months ended September 30, 2017 from $414 million in the same period of 2016. Interest expense decreased primarily due to a lower weighted average interest cost of debt of 4.6% at September 30, 2017 compared to 4.7% at September 30, 2016, primarily due to refinancing activities in 2017.

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

Other, net was $6 million of income in the three months ended September 30, 2017 compared to $1 million of income in the same period of 2016 and $9 million of income in the nine months ended September 30, 2017 compared to $14 million of expense in the same period of 2016. The change in Other, net in the three and nine months ended September 30, 2017 and 2016 was primarily due to a change in estimated non-income taxes and a foreign currency gain in 2017 compared to a foreign currency loss in 2016, attributable to the appreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA that are not considered to be long-term in nature, partially offset by a loss on disposal of assets.

Income Tax Expense was $76 million in the three months ended September 30, 2017 compared to $74 million in the same period of 2016 and $215 million in the nine months ended September 30, 2017 compared to $198 million in the same period of 2016. Income tax expense in the three months ended September 30, 2017 consisted of $59 million U.S. and $17 million foreign tax expense. Our effective tax rate for the quarter is lower than the statutory rate primarily due to more pre-tax income in jurisdictions that are carrying full valuation allowances, excess tax benefits related to stock compensation, and U.S. state tax rate changes, partially offset by limitations on certain deductions.

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

Financial Condition— For the Nine Months Ended September 30, 2017 and 2016

Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$1,791	$1,786	$5
Net Cash Used in Investing Activities	(1,013)	(1,016)	3
Net Cash Used in Financing Activities	(348)	(54)	(294)
Effect of Exchange Rates on Cash and Cash Equivalents	3	(1)	4
Net Change in Cash and Cash Equivalents	$433	$715	$(282)

Operating Activities

Cash provided by operating activities was $1.791 billion for the nine months ended September 30, 2017 compared to cash provided by operating activities of $1.786 billion in the same period of 2016. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2017 was consistent with the same period of 2016. Capital expenditures totaled $1.018 billion in the nine months ended September 30, 2017 and $1.028 billion in the same period of 2016.

Financing Activities

Financing activities used cash of $348 million in the nine months ended September 30, 2017 for the repayment and refinancing of debt. In the nine months ended September 30, 2016, financing activities used $54 million of cash. See Note 6 - Long-Term Debt in the notes to the unaudited Consolidated Financial Statements for more details regarding our debt transactions during the nine months ended September 30, 2017 and 2016.

Effect of Exchange Rates on Cash and Cash Equivalents

The effect of exchange rates on cash and cash equivalents in the nine months ended September 30, 2017 was an increase in cash of $3 million.

Liquidity and Capital Resources

Upon the consummation of the CenturyLink Merger effective November 1, 2017, we became an indirect wholly owned subsidiary of CenturyLink. As such, factors relating to or affecting CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets, and changes in the financial market’s perception of us. In addition, we believe that any future liquidity needs not met through our cash on hand and operating cash flow will be met by CenturyLink.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions, and dividends.

We had $2.252 billion of cash and cash equivalents on hand at September 30, 2017. In connection with the closing of the Merger Agreement, we invested $1.825 billion in CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020, and is prepayable by CenturyLink at any time. We also had $34 million of current and non-current restricted cash and securities used to collateralize outstanding letters of credit and certain performance and operating obligations and other deposits at September 30, 2017.

Free Cash Flow is defined by us as net cash provided by (used in) operating activities less capital expenditures as disclosed in the Consolidated Statements of Cash Flows. Management believes that Free Cash Flow is a relevant metric to provide to investors, as it is an indicator of our ability to generate cash to service our debt. Free Cash Flow excludes cash used for acquisitions, debt repayments, and the impact of exchange rate changes on cash and cash equivalents balances.

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

The following information provides a reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow as defined by us:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change
Net Cash Provided by Operating Activities	$1,791	$1,786	$5
Capital Expenditures	(1,018)	(1,028)	10
Free Cash Flow	$773	$758	$15

Free Cash Flow was $773 million for the nine months ended September 30, 2017 compared to $758 million for the same period of 2016, reflecting a $15 million increase driven by $5 million more cash provided by operating activities, as discussed further above, and $10 million of lower spending on capital expenditures in the nine months ended September 30, 2017. Free Cash Flow includes $15 million of integration costs related to the CenturyLink Merger in the nine months ended September 30, 2017. For the full year 2017, we expect to generate Free Cash Flow of $1.10 to $1.16 billion excluding any CenturyLink Merger related costs.

Capital expenditures for 2017 are expected to be approximately 16% of revenue, consistent with 16% of revenue in 2016, as we invest in base capital expenditures (estimated capital required to keep the network operating efficiently and support new service development) with the remaining capital expenditures expected to be partly success-based, which is tied to a specific customer revenue opportunity, and partly project-based where capital is used to expand the network based on our expectation that the project will eventually lead to incremental revenue.

Net cash interest payments are expected to approximate $520 million in 2017 based on forecasted interest rates on our variable rate debt outstanding as of September 30, 2017.

As of September 30, 2017, we had contractual debt obligations, including capital lease obligations, but excluding interest and unamortized debt issuance costs, of $2 million that mature in the remaining three months of 2017, $7 million in 2018 and $7 million in 2019.

We currently have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America. We have no material restrictions on our ability to repatriate to the United States foreign cash and cash equivalents. We had approximately $93 million of cash and cash equivalents outside the United States at September 30, 2017.

We believe our current liquidity and anticipated future cash flows from operations will be sufficient to fund our business for at least the next twelve months.

We may need to refinance all or a portion of our indebtedness at or before maturity and cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into debt for debt or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

In addition to raising capital through the debt market, we may sell or dispose of existing businesses, investments or other non-core assets. The U.S. Department of Justice approved the CenturyLink Merger subject to conditions of a consent decree, which requires the combined company to divest certain Level 3 metro network assets located in Albuquerque, New Mexico; Boise Idaho; and Tucson, Arizona and the combined company will divest 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an Indefeasible Right of Use agreement. The carrying value of the metro network and dark fiber assets is not material to Level 3. The divestiture of the metro network and dark fiber assets is not expected to have a material effect on our operating results and cash flows.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risks arising from changes in interest rates. As of September 30, 2017, we had borrowed a total of approximately $4.6 billion under a term loan pursuant to a senior secured credit facility that bears interest at LIBOR plus an applicable margin. As LIBOR fluctuates, so will the interest expense on amounts borrowed under the debt instruments. The interest rate on the term loan at September 30, 2017 was approximately 3.5%.

The senior secured credit facility's variable interest rate is based on a fixed rate of 2.25% plus LIBOR, with a zero percent minimum LIBOR for the $4.611 billion Tranche B 2024 Term Loan. A hypothetical increase in LIBOR by 1% point would increase our annual interest expense on our term loan by approximately $46 million as of September 30, 2017.

At September 30, 2017, we had $6.1 billion of fixed rate debt bearing a weighted average interest rate of 5.5%. A decline in interest rates in the future will not generally benefit us with respect to the fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require us to repurchase the debt at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 PARENT, LLC

Dated:	November 9, 2017	/s/ David D. Cole
David D. Cole
Executive Vice President - Controller