Form 10-K
period 2017-12-31
Level 3 Parent, LLC
filed 2018-03-01
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number 001-35134

LEVEL 3 PARENT, LLC
(Exact name of registrant as specified in its charter)

Delaware	47-0210602
(State of Incorporation)	(I.R.S. Employer
Identification No.)

1025 Eldorado Blvd., Broomfield, CO	80021-8869
(Address of principal executive offices)	(Zip Code)
(720) 888-1000
(Registrant’s telephone number,
including area code)

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2017 was approximately $17.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE: None

LEVEL 3 PARENT, LLC

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries. Throughout this Form 10-K, we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of Item 1, “Business.” The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.

Unless context requires otherwise, references to the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and the period ended December 31, 2017, covers the successor period from November 1, 2017, through December 31, 2017.

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This annual report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:
These statements regarding our acquisition by CenturyLink, Inc. include, among others, statements concerning:

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•	statements concerning the anticipated effect of our transactions, investments, product development and other initiatives;

•	statements concerning the anticipated effect of the Tax Cuts and Jobs Act (the "Tax Act") enacted in 2017.

•
statements about our liquidity, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•	CenturyLink’s ability to timely realize the anticipated benefit of its November 1, 2017 business combination with us;

•	the effects of competition from a wide variety of competitive providers, including increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products and services less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, universal service, broadband deployment, data protection and net neutrality;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•	our ability to effectively adjust to changes in the communications industry;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed transmission service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our debt payments, capital expenditures, operating costs, and distributions.

•
changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•
increases in CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could, by negatively impacting CenturyLink, affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and lenders;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this annual report or other of our filings with the SEC.

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our distribution or other capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Investors should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.
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
On November 1, 2017, we and CenturyLink, Inc., a Louisiana corporation (“CenturyLink”), completed a business combination pursuant to which Wildcat Merger Sub 1 LLC, a wholly owned subsidiary of CenturyLink, merged with and into Level 3 (the “Initial Merger”) with Level 3 continuing as the surviving corporation and, immediately following the Initial Merger, the surviving corporation merged with and into WWG Merger Sub LLC, another wholly owned subsidiary of CenturyLink, with WWG Merger Sub LLC continuing as the surviving company (together with the Initial Merger, the “CenturyLink Acquisition”) under the new name of Level 3 Parent, LLC.
In the CenturyLink Acquisition, our stockholders received $26.50 in cash and 1.4286 shares of CenturyLink common stock for each share of Level 3 common stock they owned at the effective time of the Initial Merger (the “exchange ratio”), with cash paid in lieu of fractional shares.
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
As of December 31, 2017, we had approximately 12,300 total employees. We believe that our success depends in large part on our ability to attract and retain qualified employees.
We file reports and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549. Our Form 10-K and all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of the CenturyLink website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Our website is www.centurylink.com. We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Business Overview, Vision and Strategy
Level 3 seeks to achieve its business objectives by focusing on:

•
maximizing the value of our network for our customers by expanding the breadth and depth of our network, and connecting our customers to their digital ecosystem of data and applications, which we refer to as “digital transformation;”

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
To connect our networks in North America, Europe and Latin America, as well as to connect our network to cities in other parts of the world, we own several undersea cables and have purchased capacity on cables owned by others. Since subsea cables require very large upfront investment and have very large capacity compared to the needs of any one carrier, they typically are either owned by consortia of carriers or are financed significantly by selling a large amount of capacity to other carriers either before the cable is built or shortly thereafter. We historically have been active both in building undersea cables and in buying capacity from others. Today we own more than 37,500 route miles of undersea fiber optic cables around the world. In addition, as we have POPs in Asia, Africa and Australia, we have also purchased capacity on others’ undersea cables to allow us to offer services in those regions despite the fact that we do not have extensive fiber optic networks of our own in these regions. This is important to our ability to handle the global needs of our multinational customers. For more information about our network, see Item 1, “Business - Our Communication Network” below.
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

•
Ethernet Services. Provide customers with geographically diverse, data intensive networks; scale, flexibility and reliability to meet existing and future networking demands.  We also offer Adaptive Network Control Solutions, which are added capabilities layered on to our network services to provide greater visibility, flexibility and control of applications’ traffic traversing the customer’s network.

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

•
Cloud and IT Services. Our multi-disciplinary cloud services draw on many products across our products that are described above. Our Cloud and IT-based services include a secure, reliable path for customers to realize the efficiency, scalability and flexibility of the cloud, providing a private network that connects enterprises with leading cloud and data center providers around the world, including Amazon Web Services (AWS), Google Cloud Platform and Microsoft Azure ExpressRoute.

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

Wholesale Voice Services. Our Wholesale Voice Services include voice termination and toll free services.
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
Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings align with our strategy and our financial objectives. This exercise takes place in the ordinary course of our business. To the extent that certain lines of business or service offerings are not considered to be compatible with our strategy and the strategy of our affiliates, we may exit those lines of business or stop offering those services in part or in whole.

Our Distribution Strategy
Our non-affiliate customers generally include the following types of customers: Enterprise (including Content and Government customers) and Wholesale. Our enterprise customers include:

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
To implement this strategy, CenturyLink has five business units and several functional support groups. We participate in four of the business units and are supported by all of the functional support groups. The four business units in which our operations participate are:

•	Strategic Enterprise and Government Markets;

•	Wholesale, Indirect Channels and Alliances;

•	International and Global Accounts Management; and

•	Local Government, Medium and Small Business Markets.

In EMEA, which consists of Europe, the Middle East and Africa, and Latin America, our sales teams use a combination of a direct sales force, an inside or call center based sales force, and indirect sales channels of third-party agents.
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
For the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017, our top ten communications customers represented approximately 19% and 18% of our total revenue, respectively.
For a discussion of certain geographic information regarding how we manage our business, please see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing later in this Form 10-K.
Our Communications Network
Our network is an advanced, international, facilities based communications network. We primarily provide services over our own facilities and those of our affiliates. As of December 31, 2017, our network encompasses:

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
High speed intercity DWDM equipment. Our high speed intercity DWDM equipment provides high quality, reliable and cost effective transmission across our fiber backbone. We are continually evaluating advancements in technology that will enable us to scale, lower our cost and provide higher speed services over our intercity network. We believe that the market will continue to move toward Ethernet based services and higher speed interfaces. Through our technology innovations we believe that we have positioned ourselves to be able to deliver these capabilities for both our own IP network needs as well as those of our customers.
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
We operate space for our Gateway and transmission facilities. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing, Content Delivery Networks and voice switching facilities and technical space to accommodate colocation services that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3’s network generally through dual, fault tolerant connections. Most of these facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.
Transoceanic Networks. We own a number of subsea fiber optic cable systems, including Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 300 route mile system connecting the U.K. and Ireland. AC-1 and AC-2 link our European network to our North American intercity network. MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America including an extension into Colombia. PAC is integrated terrestrial ring route (including associated backhaul) within Mexico, as well as an extension to Costa Rica.
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

Our Patent Portfolio
Through acquisitions and through our own research and development, as of December 31, 2017, we had approximately 1,700 patents and patent applications in the United States and around the world. Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment.
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
Business Support Systems
We believe that it is important to streamline and simplify our processes and systems. To pursue our business strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. These development activities also relate to the integration of the systems that were used by the companies that we have acquired and our new CenturyLink affiliates. We recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.
In conjunction with CenturyLink integration efforts, we are currently developing and deploying simplified processes and systems that have been designed to streamline and synchronize our service, sales and operational functions. These processes and systems have been designed to provide improved capability in service catalog management, sales opportunity management, customer management, quoting, order entry, order workflow, physical and logical network inventory management, service management, and financial management.
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
Our key competitors for our IP and data services include Verizon, AT&T, NTT and Tata in North America, and BT, Orange, TeliaSonera and Tata in Europe. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For transport and fiber services, our key competitors in North America are other facilities based communications companies including AT&T, Verizon, and Zayo. In Europe, our key competitors are other carriers such as PTT companies, BT, Orange, Vodafone, TeliaSonera, Colt, Interoute, KPN, Belgacom and Zayo. In Latin America, our main competitors are Telefonica, Telmex and national incumbent telecommunications carriers.
For voice services our key competitors are other providers of communications services including AT&T, Zscaler, Verizon, CLECs and national incumbent telecommunications carriers.
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
For CDN services, our key competitors include Akamai Technologies, Limelight Networks, Amazon, Edgecast Networks (Verizon), Fastly and CDNetworks.
For security services, our key competitors include Akamai, Verizon, AT&T and Cloudflare.
In the enterprise and government markets, our key competitors in North America include ILECs (such as AT&T and Verizon) and CLECs. In Europe, they include BT, Vodafone, Deutsche Telekom and Orange. In Latin America, competitors include Telefonica and Telmex.
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

The Communications Act of 1934, as amended (the “Communications Act”), previously required certain tariffs to define the services, terms, and conditions under which said services were to be offered. Subsequent deregulatory measures have eliminated some tariff requirements for competitive services.
However, our rates must still be “just and reasonable” and “nondiscriminatory” under the Communications Act. Our state tariffs remain in place where required (some states do not have, or have eliminated, the requirement to file certain tariffs). We have historically relied primarily on our sales force and marketing activities to provide information to our customers regarding these matters and expect to continue to do so. Further, in accordance with certain FCC requirements, we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.
Special Access Regulation. Special access services are “lit” loop or transport facilities that support the transmission of data on a point-to-point basis, often referred to as “private lines.” Level 3 purchases a substantial amount of special access services from incumbent LECs (“ILECs”) and other telecommunications carriers to reach customer premises and, less frequently, to support interoffice transport requirements. In addition, Level 3 provides special access services to end user customers and to other carriers via its own network and/or through the resale of other carriers’ special access services. In 2017, the FCC concluded a proceeding relating to the regulatory framework governing the rates, terms, and conditions under which ILECs subject to “price cap” regulation provide interstate special access services. In that proceeding, the FCC decided to eliminate most of the rules governing the rates, terms and conditions of certain types of special access services in most areas of the country. That decision is being appealed in court, and we cannot predict the outcome of that appeal.
Network Neutrality and Open Internet. In February 2015, the FCC adopted regulations to regulate Internet services as a public utility under Title II of the Communications Act. Following the Trump Administration taking office, a newly-constituted FCC voted to repeal most of those regulations in December 2017. Specifically, the FCC eliminated rules that regulated how ISPs could manage their networks, including, among other things, prohibiting ISPs from blocking or throttling certain Internet traffic. However, ISPs will be required to provide information regarding such practices to their users. The FCC’s 2017 order is scheduled to take effect following publication in the Federal Register. Opponents of the 2017 repeal of the 2015 rules are taking action to challenge the 2017 decision in court. Several states have also opposed the change and have initiated state executive orders and/or introduced legislation focused on state-specific Internet service regulation.
Internet Network Interconnection. We have noted IP interconnection and congestion disputes with last mile broadband Internet providers, some of which historically refused to augment (or add) bandwidth at congested interconnection links between our respective networks (which is known to degrade the quality of third party content) without the payment of tolls unilaterally dictated by the broadband supplier. During 2015 and 2017, we concluded improved IP Interconnection agreements with several large broadband providers, some of which were announced publicly. We cannot predict whether these arrangements will in all cases provide us with sufficient last mile interconnection capacity to avoid Internet congestion as the Internet continues to grow and/or when these agreements expire. The FCC’s 2015 Open Internet rules provided Level 3 a forum to lodge interconnection disputes with the FCC for resolution, but how such disputes would be resolved, as well as the future of these or any Open Internet rules, is an open issue.
Intercarrier Compensation. Historically, telecommunications carriers would generally compensate one another for traffic carried on each other’s networks. Interexchange carriers paid access charges to local telephone companies for long distance calls that originated and terminated on local networks. Local telephone companies typically would charge one another for local and Internet-bound traffic terminating on each other’s networks. The methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, has been under review by the FCC for over a decade.
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
Intercarrier Compensation/VoIP. Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. Level 3 is involved in a number of intercarrier compensation disputes dealing with the rating of VoIP traffic. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to Level 3. Those clarifications were appealed, with the Court ruling that additional action by the FCC is required to sustain its prior findings. At this time, we cannot predict whether the FCC will revisit this issue and reaffirm its previous decision or reconsider its previous determination.
Other VoIP Regulation. The FCC has imposed various regulatory requirements on VoIP providers that had previously been applicable only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability (including contributing to the costs of managing number portability requirements), to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund, and to abide by the regulations concerning Customer Proprietary Network Information and the Communications Assistance for Law Enforcement Act. In addition, a number of state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
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
Letter of Assurances. We are subject to the terms and conditions of a letter of assurances (“LOA”) between CenturyLink and certain agencies of the U.S. Government to address the U.S. Government’s national security, law enforcement and public safety concerns. The LOA is intended (i) to ensure our ability to carry out lawfully authorized U.S. Government electronic surveillance of communications that originate and/or terminate in the U.S.; (ii) to prevent and detect access to and use of U.S. communications; and (iii) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with the obligations under the LOA could result in the revocation of our telecommunications licenses by the FCC and other penalties. The LOA also imposes significant requirements related to information storage and management, traffic routing and management, physical, logical and network security, personnel screening and training, audit, reporting and other matters.

State Regulation
The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, and several other pro-competitive measures.
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

United Kingdom ‘Brexit’
In June 2016, following a national referendum, the UK decided to cease its membership in the EU. The European Treaty sets out the legal process that must be followed to accomplish this departure, but it has not yet been triggered. It is generally expected that the UK will remain a member of the EU until at least 2019. While there is likely to be little immediate effect for us or our customers, the longer-term implications are presently unclear.
Middle East and African Regulation
In recent years, we have expanded our operations beyond the borders of the European Union. While many jurisdictions have adopted regulatory regimes broadly similar to the European model and promote full competition, many of the countries in this region have not yet committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the 1998 World Trade Organization Agreement on Basic Telecommunications Services. We cannot be certain of how many regional countries may ultimately liberalize their national markets or how quickly change may take place and the effect on our business of future regulatory change cannot be accurately predicted.
Latin American Regulation
The regulatory status of the telecommunications markets in Latin America varies to some degree. All of the countries in which we currently operate are members of the World Trade Organization, and most have committed to some deregulatory measures such as market competition and foreign ownership. Some countries now permit competition for all telecommunications facilities and services, while others allow less competition for some facilities and services, but restrict competition for other services. The telecommunications regulatory regimes of many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, pricing, network neutrality and privacy have only been recently addressed, not addressed fully, or even at all. We cannot accurately predict whether and how these issues will be resolved, or their effect on our operations.
Asian Regulation
The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we operate or may in the future operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for many or most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require foreign companies to seek local joint venture partners. Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services. We cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or may in the future operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.
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

Other Regulations
Our networks are subject to numerous local regulations, including codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations vary on a city-by-city, country-by-country and state-by-state basis, and may require us to pay substantial fees. To install our own fiber optic transmission facilities, we typically need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms in the future.
Various laws govern our storage, maintenance and use of customer data, including a wide range of data protection, privacy, intellectual property and similar laws. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Various legislative or regulatory bodies have recently adopted increasingly restrictive laws or regulations governing the protection or retention of data, and others are contemplating similar actions.
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

central office	Telephone company facility where subscribers’ lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with ILECs in the local services market.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
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
ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions. In addition, certain of the risks described below apply only to a part of our business.
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to our customers. We expect these trends will continue. For more detailed information, see "Business-Competition" in Item 1 of this report.
We are facing increasing competition from various sources, including long distance carriers, other ILECs, CLECs, cable companies, cloud companies, technology companies, device providers, resellers, and sales agents. Further competition could arise through industry consolidation, technological innovation, or changes in regulation, including changes allowing foreign carriers to more extensively compete in the U.S. market.
Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) offer products or services with features that we cannot readily match in some or all of our markets, (iii) install their services quicker than us, (iv) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial and other resources, (v) have larger or more diverse networks with greater transmission capacity, (vi) conduct operations or raise capital at a lower cost than us, (vii) offer services to a larger geographic area or larger base of customers, (viii) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (ix) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.
Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers terminating or reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient.
Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. Technological advancements have also permitted cable companies to provide competing data transmission services. Development in software have permitted new competitors to offer affordable products that historically required more expensive hardware investments. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or otherwise improve our networks.
We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenues. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.
Even if we succeed in adapting to changes in technology or industry standards by developing new products or services, there is no assurance that the new products or services would have a positive impact on our profit margins or financial performance.
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. Similarly, if new market entrants are not burdened by an installed base of outdated equipment or obsolete technology, they may have a competitive advantage over us.
For additional information on the risks of increased expenditures, see “Risk Factors-Risks Affecting our Liquidity and Capital Resources-Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.”

Our failure to meet the evolving needs of our customers could adversely impact our competitive position.
In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we continuously invest in our network and develop, test and introduce new products and services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.
Our failure to continuously develop effective service support systems could adversely impact our competitive position.
For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. Development of systems designed to support these tasks is a significant undertaking that continuously requires our personnel and third-party vendors to adjust to changes in our offerings and customers' preferences, to eliminate inconsistencies between the practices of our legacy operations and acquired operations, to eliminate older support systems that are costly or obsolete, to develop uniform practices and procedures, and to automate them as much as possible. Our failure to continuously develop service support systems that are satisfactory to our current and potential customers and capable of being utilized by our workforce could adversely impact our competitive position.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our networks, infrastructure or systems could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information.
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Each of these risks could further intensify to the extent we maintain information in digital form stored on servers connected to the Internet.
Similar to other large communications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to the greater use of open and software-defined networks, our increased operation of offshore systems, and the increasing sophistication of cyber attacks. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
Although CenturyLink maintains cyber liability insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network, infrastructure and related systems include:

•	power losses or physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain or improve our systems;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operational, billing or other administrative functions or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

•	require us to notify customers, regulatory agencies or the public of data breaches;

•	require us to provide credits for future service under certain service level commitments we have provided contractually to our customers or to offer expensive incentives to retain customers;

•	subject us to claims for damages, fines, penalties or terminations, which could in certain cases exceed our insurance coverage;

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to prolonged litigation; or

•
require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems.

Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
We could experience difficulties in expanding and updating our technical infrastructure.
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies and the diversion of development resources. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
Negative publicity may adversely impact us.
Our ability to attract and retain customers depends in part upon external perceptions of our products, services and management integrity. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, results of operations, financial condition and cash flows.

Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenues and margins.
Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have lowered market prices for many of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, our operating results will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes.
Our future growth potential will depend in part on the continued development and expansion of the Internet.
Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation, (iv) increased concerns regarding cyber threats or (v) changes in customers' preferences or data usage.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay significant monetary damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.
We may not be successful in protecting and enforcing our intellectual property rights.

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to or infringe upon our proprietary rights, or to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subjects us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.
Conversely, certain of our operations carry a significant amount of data traffic for other communications providers. Their reliance on our services exposes us to risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Trends” included in Item 7 of this report.
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	become bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contractual arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, and (ii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
Reliance on utility providers and landlords. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers.
We lease many of our office facilities. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. Any resulting increases in our rent costs could have a negative impact on our financial results.
Reliance on governmental payments. We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us being suspended or disbarred from future governmental programs or contracts for a significant period of time. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
Violating our government contracts could have other serious consequences.
We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of our Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our FCC licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)

Portions of our property, plant and equipment are located on property owned by third parties.
We rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies, railway companies, carriers and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases.
Our subsidiaries currently are, and in the past have been, subject to lawsuits challenging the subsidiaries’ use of rights-of-way. Similar suits are possible in the future. Plaintiffs in these suits typically seek to have them certified as class action suits. These suits are typically complex, lengthy and costly to defend, and expose us to each of the other general litigation risks described elsewhere herein.
Our business customers may seek to shift risk to us.
We furnish to and receive from our business customers indemnities relating to damages caused or sustained by us in connection with certain of our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.
Our consolidated revenue is concentrated in a couple top customers.
Almost 4% of our combined consolidated revenue is attributable to our top customer, and almost 7% of our consolidated revenue is attributable to our top two customers. If we lost either or both of these customers, or either of them materially decreased its orders for our services, our business would be adversely affected.
Our international operations expose us to various regulatory, currency, tax, legal and other risks.
Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, tax laws, immigration laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our flexibility or competitiveness in these jurisdictions. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or could be breached through inadvertence or mistake, fraudulent or negligent behavior of our employees or agents, failure to comply with certain formal documentation or technical requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us or our personnel, or prohibitions on the conduct of our business or our ability to operate in one or more countries, any of which could have a material adverse effect on our business, reputation, results of operations, financial condition or prospects.
Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. For example, all 28 member states of the European Union have adopted new European data protection laws that we believe could impact our operations in Europe and could potentially expose us to an increased risk of litigation or significant regulatory fines. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements, which may render it more difficult to obtain licenses or interconnection agreements on acceptable terms, if at all;

•	uncertainty concerning import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•
U.S. and non-U.S. regulation of overseas operations, including regulation under the U.S. Foreign Corrupt Practices Act and other applicable anti-corruption laws, including the U.K. Bribery Act of 2010 and the Brazilian Anti-Corruption Law (collectively the “Anti-Corruption Laws”);

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	increased risk of cyber-attacks or similar events to our network as we expand our network or interconnect our network with other networks internationally;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a non-U.S. court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing overseas operations.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Certain of our international operations are conducted in countries or regions experiencing corruption or instability, which subjects us to heightened legal and economic risks.
We do business and may in the future do additional business in certain countries or regions in which corruption is a serious problem. Moreover, in order to effectively compete in certain non-U.S. jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under any Anti-Corruption Laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to such anti-corruption laws. Any determination that we have violated the Anti-Corruption Laws could have a material adverse effect on our business, results of operations, reputation or prospects.
We conduct significant operations in regions that have historically experienced high levels of political, economic and social instability, including the Latin American region. Various events in recent years have placed pressures on the stability of the currencies of several Latin American countries in which we operate, including Argentina, Brazil and Colombia. Pressures or volatility in local or regional currencies may adversely affect our customers in this region, which could diminish their ability or willingness to order products or services from us. Several Latin American countries have historically experienced high rates of inflation. Governmental actions taken to curb inflation, coupled with speculation about possible future actions, have in the past contributed to periodic economic uncertainty in many Latin American countries. Similar actions in the future, together with abrupt shifts in governmental administrations, could impede our ability to develop or implement effective business plans in the region. In addition, if high rates of inflation persist, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.
We are exposed to currency exchange rate risks and currency transfer restrictions and our results may suffer due to currency translations and remeasurements.
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in non-U.S. currencies may be subject to unpredictable and indeterminate increases if such currencies depreciate relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of non-U.S. currencies relative to the U.S. dollar could adversely affect us in several respects, including hampering our ability to market our services to customers whose revenue is denominated in depreciated currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our results of operations may suffer due to currency translations if such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements regarding those payment obligations.
Certain Latin American economies have experienced shortages in non-U.S. currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or to convert those currencies into U.S. dollars and to expatriate those funds.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.
For additional information about our business and operations, see "Business" in Item 1 of this report.
Risks Relating to Our Recently-Completed Combination with CenturyLink
We cannot assure you that our ultimate parent company, CenturyLink, will timely realize the anticipated benefits of the business combination with us.
 Our ultimate parent company, CenturyLink, expects to attain substantial benefits from its November 1, 2017, business combination with us, including enhanced scale, cost savings and the receipt of our net operating loss carryforwards for tax purposes. We cannot assure you that CenturyLink will be able to attain these anticipated benefits.
The combination poses various risks to CenturyLink and us.
CenturyLink and we incurred substantial expenses in connection with completing the acquisition of Level 3 on November 1, 2017, and both they and we expect to continue to incur substantial expenses in connection with integrating its operations with our operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the combination, CenturyLink incurred and assumed a substantial amount of indebtedness. Under the agreements that govern such indebtedness, CenturyLink is bound by various covenants and other provisions that impose restrictions on its ability to operate, and Level 3 Parent's immediate parent has guaranteed CenturyLink’s debt and has secured such guaranty with a first priority interest in substantially all of its assets.
CenturyLink’s combination with us raises other risks.
CenturyLink’s combination with us raises additional risks not described above. For additional information, see CenturyLink’s (i) definitive joint proxy statement/prospectus filed with the SEC on February 13, 2017 and (ii) CenturyLink’s most recently filed annual report on Form 10-K, as updated by its subsequent Exchange Act reports.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.
General. Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and, often, state, provincial or local bodies.

Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We also operate in some areas of the world without licenses, as permitted through relationships with locally-licensed partners.
We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services we are legally permitted to provide may be limited or may change. As noted above, in other countries existing telecommunications legislation is in development, is subject to currently ongoing proceedings, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, often in the absence of adjudicative forums that are adequate to address disputes. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein). Our inability or failure to comply with the telecommunications and other laws of one or more countries in which we operate could prevent us from commencing or continuing to provide service therein.
The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
Domestic regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. From time to time carriers or other third parties refuse to pay for certain of our services or challenge our rights to receive certain service payments. Our future revenues, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.
Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenues, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Changes over the past couple of decades in federal regulations have substantially impacted our operations. In 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes have significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers. We expect these impacts will continue in the future. For more information, see "Business-Regulation" in Item 1 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.
Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Risks of higher costs. Existing regulations continue to create significant operating and capital costs for us. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating internet services, storing records, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including (i) the Communications Assistance for Law Enforcement Act, which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance, (ii) the USA Freedom Act, which requires communication companies to store records of communications of their customers, and (iii) laws that have significantly enhanced our responsibilities relating to data security in certain jurisdictions. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.
Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. In connection with our current operations, we use, handle and dispose of various hazardous and non-hazardous substances and wastes. In prior decades, certain of our current or former subsidiaries owned or operated, or are alleged to have owned or operated, manufacturing businesses for which we have been notified of certain potential environmental liabilities regarding those past operations. We monitor our compliance with applicable regulations or commitments governing these current and past activities. Although we believe that we are in compliance with these regulations in all material respects, our use, handling and disposal of environmentally sensitive materials, or the prior operations of our predecessors, could expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.
For a discussion of regulatory risks associated with our international operations, see “Risk Factors-Risks Affecting Our Business-Our international operations expose us to various regulatory, currency, tax, legal and other risks."
Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of congressional leaders and various consumer and interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. Although those regulations were rescinded in December 2017, opponents of the rescission have judicially challenged this action and will likely continue to advocate in favor of re-instituting extensive regulation. Depending on the content and scope of any such future regulations, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. As the significance of the Internet expands, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.
We may be liable for the material that content providers or distributors distribute over our network.
The liability of private network operators for information asserted on or disseminated through their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.

Any adverse outcome in any material litigation of CenturyLink or its affiliates could have a material adverse impact on our financial condition and operating results, and our ability to access the capital markets.
There are several material proceedings pending against CenturyLink and its affiliates, and certain material proceedings pending against us, as described in Note 14-Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditures and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 14, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on our operating results or financial condition.
We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.
We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations and certain of our other services. Some of these franchises may require us to pay franchise fees, and may require us to pay fines or penalties if we violate our related contractual commitments. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.
We are exposed to risks arising out of recent legislation affecting U.S. public companies.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
Changes in any of the above-described laws or regulations may limit our ability to plan, and could subject us to further costs or constraints.
From time to time, the laws or regulations governing us or our customers, or the government’s policy of enforcing those laws or regulations, have changed frequently and materially. The variability of these laws could hamper the ability of us and our customers to plan for the future or establish long-term strategies. Moreover, future changes in these laws or regulations could further increase our operating or compliance costs, or further restrict our operational flexibility, any of which could have a material adverse effect on our results of operations, competitive position, financial condition or prospects.
For a more thorough discussion of the regulatory issues that may affect our business, see "Business-Regulation" in Item 1 of this report.

Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of December 31, 2017, the aggregate principal amount of our consolidated long-term debt, excluding capital leases, was $10.5 billion. As of such date, none of this long-term debt, excluding capital leases, was scheduled to mature prior to December 31, 2020. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
Our significant levels of debt can adversely affect us in several other respects, including:

•
limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancings or other general corporate purposes, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (ii) we seek capital during periods of turbulent or unsettled market conditions;

•
requiring us to dedicate our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, distributions, marketing and other potential growth initiatives;

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings.
A substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition.
Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.

Subject to certain limitations, our current debt agreements and the debt agreements of our subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.
Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of our subsidiaries permit us or them to incur additional indebtedness. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt by Level 3 Financing, Inc. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we undertake substantial capital projects or other initiatives that increase our cash requirements; or

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 14-Commitments, Contingencies and Other Items to our consolidated financial statements included elsewhere in this report.

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be unpredictable and volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt instruments, which are discussed further below.
For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

We have a complex debt structure, and our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in intercompany transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.
Our debt arrangements contain several significant limitations restricting our ability to, among other things:

•	borrow additional money or issue guarantees for debt;

•	pay dividends or other distributions to our member;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.

These above-listed restrictive covenants could materially adversely affect our ability to operate or expand our business, to pursue strategic transactions, or to otherwise pursue our plans and strategies. Certain of these covenants may significantly restrict our ability to distribute cash to our affiliated entities, or to enter into other transactions among our affiliates.
Our failure to comply with the above-described restrictive covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see “-We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all” and Note 4-Long-Term Debt.
Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of Level 3 Financing, Inc. These ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A downgrade of any of these credit ratings could:

•	adversely affect the market price of some or all of our outstanding debt or equity securities;

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operations.

For more information on the credit ratings of our secured and unsecured debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 7 of this report.
Under certain circumstances upon a change of control, we will be obligated to offer to repurchase certain of our outstanding debt securities, which could have certain adverse ramifications.
If the credit ratings relating to certain of our currently outstanding long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of us, then we will be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities. Any such default could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time.
Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive. We expect to continue to require significant cash to maintain and expand our network to remain competitive.
We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•	technological advances of our competitors; or

•	the development and launch of new services.

We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.
In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

As a holding company, we rely on payments from our operating companies to meet our obligations.
As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators, and restrictions imposed by credit instruments or other agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.
Other Risks
We have lent money to CenturyLink, which exposes us to certain risks.
We have lent $1.825 billion to CenturyLink. Developments that adversely impact CenturyLink could adversely impact our ability to collect this debt.
We face risks from natural disasters, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.
Many of our facilities are located in areas that subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. These risks will intensify if and to the extent that climate change renders these adverse weather events more frequent or powerful. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.
Future terrorist attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies or forward-looking statements, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
While frequently presented with numeric specificity, the forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our forward-looking statements. Similarly, to adjust to evolving market conditions, we may change our intentions, strategies or plans at any time, which could materially alter our actual results from those previously anticipated. For additional information, see "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of this report.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.
If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our member's/stockholders' equity.
As of December 31, 2017, over 60% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, CenturyLink has recorded large non-cash charges to earnings in connection with required reductions of the value of its intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.

The Tax Cuts and Jobs Act will have a substantial impact on us.
On December 22, 2017, the Tax and Jobs Act (the "Tax Act") was signed into law. The Tax Act significantly changes U.S. tax law by reducing the U.S. corporate income tax rate, making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. Although we generally believe the net impact of this Tax Act will be favorable to us, the Tax Act is quite complex and certain of its features are expected to adversely impact us. Our views on the Tax Act’s ultimate impact on us are subject to change as we complete additional analysis, review regulations that will need to be adopted to implement the Tax Act and monitor other future developments related to the Tax Act’s adoption.
Additional changes in tax laws or tax audits could adversely affect us.
Like all large businesses, we are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.
We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	Successor(1)	Predecessor(1)
	December 31, 2017	December 31, 2016
Land	4%	1%
Fiber, conduit and other outside plant	50%	43%
Central office and other network electronics	22%	41%
Support assets	21%	14%
Construction in progress	3%	1%
Gross property, plant and equipment	100%	100%

(1)
On November 1, 2017, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at preliminary fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on November 1, 2017. As a result of these revaluations, the values of our property, plant and equipment in the predecessor period are not comparable to the values in the successor period. As of the successor date of December 31, 2017 and the predecessor date of December 31, 2016, our total net property, plant and equipment was approximately $9.412 billion and approximately $10.139 billion, respectively. For additional information, see Note 2—CenturyLink Merger and Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.
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

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 14, "Commitments, Contingencies and Other Items," to our Consolidated Financial Statements included in this Form 10-K.

ITEM 4. MINING SAFETY DISCLOSURES
Not applicable.

Part II

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. As part of the completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the "predecessor" periods, or the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and to "successor" periods, or the period ended December 31, 2017, covers the successor period from November 1, 2017, through December 31, 2017.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Item 7 of Part II of this annual report. On November 1, 2017, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

The tables of selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.

Selected financial information from our consolidated statements of operations is as follows:

	Successor	Predecessor
	Period Ended December 31, 2017 (1)(6)	Period Ended October 31, 2017 (1)(5)	Year Ended December 31, 2016 (1)(4)(5)	Year Ended December 31, 2015 (1)(3)(5)	Year Ended December 31, 2014 (2)(5)	Year Ended December 31, 2013 (5)
	(Dollars in millions)
Operating revenues	$1,407	6,870	8,173	8,230	6,778	6,313
Operating expenses	1,249	5,719	6,728	6,900	5,763	5,646
Operating income	158	1,151	1,445	1,330	1,015	667
Income before income tax expense (benefit)	93	693	842	283	238	(71)
Net income (loss)	$(141)	425	677	3,433	314	(109)

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this annual report for a discussion of items affecting the results for the successor period ended December 31, 2017, predecessor period ended October 31, 2017 and predecessor years ended December 31, 2016 and 2015.

(2) On October 31, 2014, we completed the acquisition of tw telecom inc. ("tw telecom"). During 2014, we recorded revenue attributable to tw telecom of approximately $285 million. In 2014, we also recognized a $100 million income tax benefit primarily related to the release of a foreign deferred tax valuation allowance.

(3) Effective September 30, 2015, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements. This change resulted in a one-time charge of $171 million, which includes the impairment of $83 million of bolivar denominated cash and $40 million of intercompany receivables from our Venezuelan subsidiary during the third quarter 2015. Also in 2015, with the continued expectation of generating income before taxes in the United States, we released a significant portion of our valuation allowance against our net U.S. federal and state deferred tax asset position. The release of the valuation allowance benefited income tax expense and net income by approximately $3.3 billion.

(4) In 2016, we recognized a $22 million income tax benefit from the vesting of stock based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. In 2016, we recognized a $110 million income tax benefit related to the issuance of new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches. In 2016, we recognized an $82 million income tax benefit related to the release of deferred tax valuation allowances primarily in Germany, Brazil, and Mexico. In 2016, we recognized a $24 million income tax expense related to income tax rate changes.

(5) With our acquisition by CenturyLink in order to conform to our parent company's presentation we have reclassified certain prior period amounts to conform to our current period presentation.

(6) The enactment of the Tax Cuts and Jobs Act (the "Tax Act") legislation in December 2017 resulted in a re-measurement of our deferred tax asset and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax expense of $195 million.

Selected financial information from our consolidated balance sheets is as follows:

	Successor	Predecessor
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollars in millions)
Net property, plant and equipment	$9,412	10,139	9,878	9,860	8,240
Goodwill	10,837	7,729	7,749	7,689	2,577
Total assets (1)	33,135	24,888	24,017	20,802	12,754
Total long-term debt (1)(2)	10,890	10,884	10,881	11,188	8,242
Member's/Stockholders' equity(3)	$19,272	10,917	10,126	6,363	1,411

(1) Reflects retrospective application of the requirements of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.

(2) Total long-term debt is the sum of current maturities of long-term debt, long-term debt, and capital leases on our consolidated balance sheets. For additional information on our total long-term debt, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this annual report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this annual report.

(3) In 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which required adjustments to be reflected as of January 1, 2016. Upon adoption, we recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $42 million recorded to accumulated deficit as of January 1, 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the period ended October 31, 2017 covers the predecessor period from January 1, 2017 through October 31, 2017, and the period ended December 31, 2017 covers the successor period from November 1, 2017 through December 31, 2017.
All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" preceding Item 1 of this report for factors relating to these statements and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

We are a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and the lease of dark fiber, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract. At December 31, 2017, for contracts where upfront payments were received for services to be delivered in the future, our weighted average remaining contract period was approximately 13 years.

As discussed in Note 2—Acquisition of Level 3 by CenturyLink, on November 1, 2017, we became a wholly owned subsidiary of CenturyLink.
Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. CenturyLink expects to complete its final fair value determinations no later than the fourth quarter of 2018. CenturyLink's final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of and for the successor period ended December 31, 2017. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.
We have recognized $28 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor period ended December 31, 2017. These expenses were comprised of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor period ended October 31, 2017, we recognized $85 million of expenses associated with our activities related to the acquisition. As part of the acquisition accounting, on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

Since the November 1, 2017 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Otherwise, we do not provide our discrete financial information to the CODM on a regular basis.
We currently categorize our products, services and revenues among the following three categories:

•	Core network services revenues from Internet Protocol ("IP") and data services; transport and fiber; local and enterprise voice services; colocation and data center services; and security services.

•	Wholesale Voice Services revenues from sales to our carrier of long distance voice services.

•	Affiliate revenues from telecommunications and data services we bill to our affiliates.

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

We believe a source of future potential incremental demand for our Core Network Services will be from customers that are seeking to distribute their feature rich content or video over the Internet. Revenue growth in this area is dependent on the continued increase in demand from customers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or Web-based services by businesses. Although the pricing for data services is currently relatively stable, the IP market is generally characterized by price compression and high unit growth rates depending upon the type of service. We have continued to experience price compression in the high-speed IP and voice services markets.

We believe the alignment of Core Network Services around channels should allow us to drive growth while enabling us to better focus on the needs of our customers. Each of these channels is supported by dedicated sales employees. Each of these channels is also supported by non-dedicated, centralized service delivery and management, product management and development, corporate marketing, global network services, engineering, information technology, and corporate functions, including legal, finance, strategy and human resources.

Wholesale Voice Services

We offer wholesale voice services that target large and existing markets. Pricing for wholesale voice services is expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for wholesale voice services is being targeted by many competitors, some of which are larger and have more financial resources than us.

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

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in MD&A is presented on a combined basis for the successor and predecessor periods in 2017. We believe that the discussion on a combined basis is more meaningful as it allows our aggregate 2017 results of operations to be more readily compared to our 2016 results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.
Business Trends
Our recent financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.
•Core network services. We continued to experience growth in our professional, VPN, and IP and data services, which was offset by declines in transport, colocation and datacenter, and voice services.
•Wholesale voice services. We continued to experience declines resulting from competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale voice services profitability.
•Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.
•Disciplined capital expenditures. We continued to invest in base capital expenditures required to keep the network operating efficiently and support new service development, including both success-based capital expenditures, which is tied to a specific customer revenue opportunity, and project-based, where capital is used to expand the network based on our expectation that the project will eventually lead to incremental revenue.
While these trends are important to understanding and evaluating our financial results, the other risks, uncertainties and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes our results of operations:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)	% Change
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Operating revenues	$1,407	6,870	8,277	8,173	104	1%
Operating expenses	1,249	5,719	6,968	6,728	240	4%
Operating income	158	1,151	1,309	1,445	(136)	(9)%
Other income (expense)	(65)	(458)	(523)	(603)	80	(13)%
Income tax expense	(234)	(268)	(502)	(165)	(337)	nm
Net (loss) income	$(141)	425	284	677	(393)	(58)%

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)	% Change
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Core network services	$1,331	6,543	7,874	7,764	110	1%
Wholesale voice services	60	327	387	409	(22)	(5)%
Affiliate revenues	16	—	16	—	16	nm
Total revenues	$1,407	6,870	8,277	8,173	104	1%
nm--Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.
Core Network Services
Core network services revenues increased by $110 million for the combined year ended December 31, 2017 as compared to the predecessor year ended December 31, 2016. The increase in core network services revenues for the combined year ended December 31, 2017 was primarily related to growth in our professional, VPN, and IP and data services, which was offset by declines in transport, colocation and datacenter, and voice services.
Wholesale Voice Services

Wholesale Voice Services revenues decreased $22 million for the combined year ended December 31, 2017 as compared to the predecessor year ended December 31, 2016, primarily due to competitive pressures caused by industry consolidation and our focus on maintaining or growing Wholesale Voice Services profitability.

Affiliate Revenues

Affiliate revenues increased $16 million in the combined year ended December 31, 2017 as compared to the predecessor year ended December 31, 2016 due to our acquisition by CenturyLink on November 1, 2017. Since CenturyLink's acquisition of us, we have recorded revenues from telecommunications and data services we bill to CenturyLink and certain of its subsidiaries as Affiliate Revenues. In the predecessor periods, since they were not affiliates, revenue associated with CenturyLink and its subsidiaries was recorded in Core Network Services and Wholesale Voice Services.

Operating Expenses

As discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Item 8 of this report, in conjunction with the acquisition we now classify expenses as cost of services and products and selling, general and administrative and as a result, we reclassified previously reported amounts to conform to the current period presentation.
The following table summarizes our operating expenses:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)	% Change
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization	$690	3,493	4,183	4,162	21	1%
Selling, general and administrative	253	1,208	1,461	1,407	54	4%
Operating expenses-affiliates	24	—	24	—	24	nm
Depreciation and amortization	282	1,018	1,300	1,159	141	12%
Total operating expenses	$1,249	5,719	6,968	6,728	240	4%
nm--Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses; costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); and other expenses directly related to our network.
Cost of services and products as a percentage of revenues was 51% for the combined year ended December 31, 2017 compared to 51% for the predecessor year ended December 31, 2016.

Selling, General and Administrative
Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.
These expenses increased $54 million in the combined year ended December 31, 2017 compared to the predecessor year ended December 31, 2016. This increase is primarily related to the increase in employee compensation expenses driven by retention bonuses triggered by the closing of the CenturyLink acquisition.

Operating Expenses—Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink or certain of its subsidiaries. In the predecessor periods, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Depreciation and Amortization
The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)	% Change
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Depreciation	$143	850	993	948	45	5%
Amortization	139	168	307	211	96	45%
Total depreciation and amortization	$282	1,018	1,300	1,159	141	12%
As of November 1, 2017, our property, plant and equipment was recorded at preliminary fair value and as a result net property, plant and equipment decreased $1.1 billion due to CenturyLink's acquisition of us. This decrease in asset value resulted in lower depreciation expense for the combined year ended December 31, 2017 than would have been recorded had the acquisition not occurred. The accounting for CenturyLink's acquisition of us also resulted in an additional $8.263 billion in amortizable intangible customer relationship assets, which resulted in an additional $94 million of amortization expense for the combined year ended December 31, 2017. In addition, trade names and developed technology were recorded at a fair value of $391 million, an increase of $354 million, which resulted in an additional $1 million of amortization expense for the combined year ended December 31, 2017.

Other Consolidated Results
The following table summarizes other income (expense) and income tax expense:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)	% Change
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Interest income	$1	13	14	4	10	nm
Interest income-affiliate	11	—	11	—	11	nm
Interest expense	(80)	(441)	(521)	(544)	23	(4)%
Loss on modification and extinguishment of debt	—	(44)	(44)	(40)	(4)	10%
Other income (expense)	3	14	17	(23)	40	nm
Total other income (expense)	(65)	(458)	(523)	(603)	80	(13)%
Income tax expense	$(234)	(268)	(502)	(165)	(337)	nm
nm--Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Other Income (Expense)

Interest income increased $10 million in the combined year ended December 31, 2017 primarily due to marketable securities held during the second and third quarter of 2017. Interest income - affiliate increased $11 million in the combined year ended December 31, 2017 due to the interest associated with our $1.825 billion loan made to CenturyLink in connection with the closing of the Merger Agreement.

Interest expense decreased in the combined year ended December 31, 2017 compared to the predecessor date of December 31, 2016 due to refinancing activities. Other income (expense) changed in the combined year ended December 31, 2017 primarily due to a foreign currency gain in 2017 compared to a foreign currency loss in 2016, attributable to the appreciation of the U.S. dollar and other currencies for certain intercompany balances denominated in the local currency of foreign subsidiaries in EMEA that are not considered to be long-term in nature. The loss on modification and extinguishment of debt resulted from refinancing activities during 2017 and 2016. See Note 4 - Long-Term Debt in the notes to the consolidated financial statements for more details regarding our financing activities.

Income Tax Expense

Income tax expense for the combined year ended December 31, 2017 increased $337 million as compared to December 31, 2016. This is primarily as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act") legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal tax rate of 21%. The re-measurement resulted in $195 million of estimated income tax expense. Income tax expense for the predecessor year ended December 31, 2016 includes an estimated one-time $110 million income tax benefit related to the issuance of new regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translation gains and losses arising from foreign branches, an $82 million income tax benefit related to the release of deferred tax valuation allowances primarily in Germany, Brazil, and Mexico, and a $22 million benefit from the vesting of stock based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, offset by income tax expense associated with current year taxable earnings and $24 million income tax expense related to income tax rate changes. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries. For the years ended December 31, 2017 and 2016, our effective income tax rate was 63.7% and 19.6%, respectively. The effective tax rate for the year ended December 31, 2017 reflects the additional tax expense from the re-measurement of deferred taxes as noted above and a $10 million tax expense for non-deductible transaction costs related to the acquisition. Our effective tax rate for the year ended December 31, 2016 is lower than the statutory rate primarily due to the benefit related to the issuance of new regulations under Internal Revenue Code Section 987, the income tax benefit on the foreign valuation allowance releases, and the adoption of ASU 2016-09, partially offset by limitations on certain deductions, the inability to recognize tax benefits on losses incurred in certain jurisdictions due to maintenance of valuation allowances against deferred taxes in those jurisdictions, as well as other discrete items such as enacted tax rate changes.

We incur tax expense attributable to income in the U.S. and in various subsidiaries that are required to file state or foreign income tax returns on a separate legal entity basis. We also recognize accrued interest and penalties in income tax expense related to uncertain tax benefits. Our effective tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, our deferred tax valuation allowance, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) loss contingencies and litigation reserves; (v) affiliate transactions; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
Business Combinations
We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the preliminary estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to CenturyLink's acquisition of us involves estimates and judgments by CenturyLink's management that may be adjusted during the measurement period, but in no case beyond one year from the acquisition date. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the preliminary fair values of assets acquired and liabilities assumed, CenturyLink considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations.
Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. CenturyLink expects to complete its final fair value determinations no later than the fourth quarter of 2018. CenturyLink's final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of and for the successor period ended December 31, 2017. The recognition of assets and liabilities at preliminary fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over estimated lives of 7 to 14 years, depending on the type of customer, using the straight-line method. We amortize trade names and capitalized software using the straight-line method over estimated lives ranging up to 5 years. We annually review the estimated lives and methods used to amortize our other intangible assets, primarily capitalized software. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Prior to our acquisition by CenturyLink, our annual measurement date for testing goodwill impairment was October 1. The impairment testing is done at the reporting unit level and based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of the predecessor date of October 1, 2017, and thus, determined it was not necessary to perform the two-step goodwill impairment test. In reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we have determined that we are now a single reportable unit. In 2018, we will adopt CenturyLink's October 31 annual measurement date for testing goodwill impairment.
As a result of CenturyLink's acquisition of us and the related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of November 1, 2017. A decrease in our fair value in excess of a reduction in our carrying value will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating our fair value. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and our risk rating.
Property, Plant and Equipment
As a result of our acquisition by CenturyLink, property, plant and equipment owned at the time of acquisition was recorded based on its preliminary estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment is recorded at cost. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense.
Depreciation of property, plant and equipment is provided on the straight-line method. Normal retirements of property, plant and equipment are recorded and any gain or loss is charged to expense in selling, general and administrative expense. We depreciate such property on the straight-line method over estimated service lives ranging from 3 to 45 years.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $93 million annually or increased depreciation expense by approximately $115 million annually, respectively.
Loss Contingencies and Litigation Reserves
We are involved in several material legal proceedings, as described in more detail in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report. We periodically assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.
For matters related to income taxes, if we determine in our judgment that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if we determine in our judgment that the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain.
Affiliate Transactions
We provide and receive from CenturyLink and its subsidiaries ("our affiliates") various communications and other services. We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenues for services we bill to our affiliates.
Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 10—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this annual report for additional information.

Income Taxes
Until November 1, 2017, we filed a consolidated federal income tax return of Level 3 Communications, Inc. Since CenturyLink's acquisition of us on November 1, 2017, we have been included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities to CenturyLink in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies.
Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities, the tax bases of those assets and liabilities, and tax net operating loss carryforwards, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.
In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of the successor date of December 31, 2017, we have recorded $0.9 billion of valuation allowances related to state and foreign jurisdictions. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12- Income Taxes for additional information.

Liquidity and Capital Resources

Overview
As of November 1, 2017, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.
In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020, and is prepayable by CenturyLink at any time.
A significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.
We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from CenturyLink (iii) our ability to refinance our debt obligations at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

Debt and Other Financing Arrangements
As of the successor date of December 31, 2017, our long-term debt (including current maturities and capital leases) totaled $10.890 billion, compared to $10.884 billion outstanding as of the predecessor date of December 31, 2016. On September 29, 2017, the $300 million aggregate principal amount plus accrued and unpaid interest due under the Floating Rate Senior Notes due 2018 was paid.
Subject to market conditions, from time to time we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior unsecured debt of Level 3 Parent, LLC and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC:
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

We believe we were in compliance with all provisions and financial covenants of our debt agreements as of the successor date of December 31, 2017. See Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2017:

	2018	2019	2020	2021	2022	2023 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$8	7	8	650	1,610	8,422	10,705
Interest on long-term debt and capital leases (2)	504	504	503	463	458	536	2,968
Purchase Commitments (3)	175	93	67	34	25	70	464
Operating Leases	461	341	294	211	184	971	2,462
Unrecognized tax benefits (4)	—	—	—	—	—	39	39
Asset retirement obligations	15	7	6	—	—	103	131
Total future contractual obligations(5)	$1,163	952	878	1,358	2,277	10,141	16,769

(1)    Includes current maturities and capital lease obligations, but excludes unamortized discounts, net, unamortized debt issuance costs and intercompany debt.
(2)     Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.
(3)    Purchase commitments represent all our contractual commitments with third parties to purchase network access services and fixed maintenance payments for portions of our network.
(4)     Represents the amount of tax, interest and penalty we would pay for our unrecognized tax benefits, excluding uncertain tax benefits netted against deferred tax assets. See Note 12-Income Taxes for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2023 and thereafter" column in the above table.
(5)    The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2017. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase other goods and services;

•	service level commitments to our customers, the violation of which typically results in service credits rather than cash payments; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities and cash required for other purposes. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Other Matters
We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 14-Commitments and Contingencies for additional information.
CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly changes U.S. tax law. The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, and various other items.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally revalued our net deferred tax assets at December 31, 2017 and recognized a $195 million tax expense in our consolidated statement of operations for the year ended December 31, 2017.
The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. Although we have not determined a reasonable estimate of the impact of the one-time repatriation tax, we do not expect this one-time tax to materially impact us, but we cannot provide any assurance that upon completion of the analysis the amount will not be material.
Because of our net operating loss carryforwards, we do not expect to experience a material immediate reduction in the amount of cash taxes paid by us. However, we anticipate that this provision may reduce our cash income taxes in future years.
Changes from our current provisional estimates described above will be reflected in our future statements of operations and could be material. For a more detailed description of the Tax Act and its impact on us, please see Note 12-Income Tax to the accompanying consolidated financial statements.

Historical Information
The following table summarizes cash flow activities:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	Year Ended December 31, 2016	Combined 2017 v Predecessor 2016
	(Dollars in millions)
Net cash provided by operating activities	$308	1,914	2,222	2,343	(121)
Net cash used in investing activities	(2,032)	(1,118)	(3,150)	(1,331)	(1,819)
Net cash used in financing activities	(251)	(348)	(599)	(56)	(543)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	(2)	3	1	(3)	4
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	$(1,977)	451	(1,526)	953	(2,479)

Net cash provided by operating activities in the combined year ended December 31, 2017 compared to the predecessor year ended December 31, 2016 decreased $121 million primarily due to negative variance in net income adjusted for non-cash items and from negative variances in working capital. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased $1.819 billion in the combined year ended December 31, 2017 as compared to the predecessor year ended December 31, 2016 primarily due to the $1.825 billion we loaned to CenturyLink in exchange for an unsecured demand note in connection with the closing of the Merger Agreement.

Net cash used in financing activities in the combined year ended December 31, 2017 compared to the predecessor year ended December 31, 2016 increased $543 million primarily due to a $250 million distribution to CenturyLink and $292 million higher net repayments of refinanced debt in 2017 compared to 2016. For additional information regarding our financing activities, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this report.
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
Certain Matters Related to CenturyLink's Acquisition of Level 3
Until November 1, 2017, we filed a consolidated federal income tax return of Level 3 Communications, Inc. Since CenturyLink's acquisition of us on November 1, 2017, we have been included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities to CenturyLink in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies.
As of the successor date of December 31, 2017, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.
In accounting for the CenturyLink's acquisition of us, we recorded our debt securities at their preliminary estimated fair values, which totaled $10.716 billion as of November 1, 2017. Our acquisition date fair value estimates were based primarily on inputs other than quoted market prices in active markets that are either directly or indirectly observable. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $190 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
As of the successor date of December 31, 2017, we have approximately $10.526 billion (excluding capital lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.611 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso, in each case as of December 31, 2017. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2017.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above or (ii) discussed under the heading "Market Risk" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. As part of the completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the "predecessor" periods, or the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and to "successor" periods, or the period ended December 31, 2017, covers the successor period from November 1, 2017, through December 31, 2017.

Report of Independent Registered Public Accounting Firm
The Member and Board of Directors
Level 3 Parent, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2017 (Successor date) and 2016 (Predecessor date), the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in member's/stockholders’ equity for the periods November 1, 2017 to December 31, 2017 (Successor period) and January 1, 2017 to October 31, 2017 and for each of the years in the two‑year period ended December 31, 2016 (Predecessor periods), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 (Successor date) and 2016 (Predecessor date), and the results of its operations and its cash flows for the periods from November 1, 2017 to December 31, 2017 (Successor period) and January 1, 2017 to October 31, 2017 and for each of the years in the two‑year period ended December 31, 2016 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.
Change in Basis of Presentation
As discussed in Note 1 to the consolidated financial statements, effective November 1, 2017, CenturyLink, Inc. acquired all of the outstanding stock of Level 3 Communications, Inc. (now known as Level 3 Parent, LLC) in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Denver, Colorado
March 1, 2018

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,391	6,870	8,173	8,230
Operating revenues - affiliate	16	—	—	—
Total operating revenues	1,407	6,870	8,173	8,230
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	690	3,493	4,162	4,349
Selling, general and administrative	253	1,208	1,407	1,469
Operating expenses - affiliate	24	—	—	—
Depreciation and amortization	282	1,018	1,159	1,082
Total operating expenses	1,249	5,719	6,728	6,900
OPERATING INCOME	158	1,151	1,445	1,330
OTHER INCOME (EXPENSE)
Interest income	1	13	4	1
Interest income - affiliate	11	—	—	—
Interest expense	(80)	(441)	(544)	(640)
Loss on modification and extinguishment of debt	—	(44)	(40)	(218)
Venezuela deconsolidation charge	—	—	—	(171)
Other income (expense), net	3	14	(23)	(19)
Total other expense, net	(65)	(458)	(603)	(1,047)
INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	93	693	842	283
Income tax (expense) benefit	(234)	(268)	(165)	3,150
NET (LOSS) INCOME	$(141)	425	677	3,433

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
NET (LOSS) INCOME	$(141)	425	677	3,433
OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension plan adjustment, net of $0, ($3), $4 and ($2) tax.	—	(1)	(6)	8
Foreign currency translation adjustment, net of ($17), ($46), $39 and $13 tax.	18	81	(80)	(162)
Other comprehensive (loss) income	18	80	(86)	(154)
COMPREHENSIVE (LOSS) INCOME	$(123)	505	591	3,279

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$297	1,819
Restricted cash and securities	5	7
Assets held for sale	140	—
Accounts receivable, less allowance of $3 and $29	748	712
Accounts receivable - affiliate	13	—
Note receivable - affiliate	1,825	—
Other	117	115
Total current assets	3,145	2,653
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,555	21,388
Accumulated depreciation	(143)	(11,249)
Net property, plant and equipment	9,412	10,139
Restricted cash and securities	29	31
GOODWILL AND OTHER ASSETS
Goodwill	10,837	7,729
Customer relationships, net	8,845	860
Other intangible assets, net	378	55
Deferred tax assets	426	3,370
Other, net	63	51
Total goodwill and other assets	20,549	12,065
TOTAL ASSETS	33,135	24,888
LIABILITIES AND MEMBER'S/STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	8	7
Accounts payable	695	706
Accounts payable - affiliate	41	—
Accrued expenses and other liabilities
Income and other taxes	100	116
Salaries and benefits	136	195
Interest	109	129
Current portion of deferred revenue	258	266
Current portion of deferred revenue - affiliate	2	—
Other	57	52
Total current liabilities	1,406	1,471
LONG-TERM DEBT	10,882	10,877
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred credits	1,093	1,001
Deferred credits - affiliate	6	—
Deferred tax liability	212	248
Other	264	374
Total deferred credits and other liabilities	1,575	1,623
COMMITMENTS AND CONTINGENCIES (Note 14)
MEMBER'S/STOCKHOLDERS' EQUITY
Member's equity	19,254	—
Preferred stock, $.01 par value, authorized 0 and 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 0 and 433,333,333 shares, issued and outstanding 0 and 360,021,098 shares	—	4
Additional paid-in capital	—	19,800
Accumulated other comprehensive gain (loss)	18	(387)
(Accumulated deficit)	—	(8,500)
Total member's/stockholders’ equity	19,272	10,917
TOTAL LIABILITIES AND MEMBER'S/STOCKHOLDERS' EQUITY	$33,135	24,888

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(141)	425	677	3,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	282	1,018	1,159	1,082
Share-based compensation	26	132	156	141
Loss on modification and extinguishment of debt	—	44	40	218
Venezuela deconsolidation charge	—	—	—	171
Net long-term debt issuance costs and premium amortization	(5)	14	21	24
Accrued interest on long-term debt, net	27	(47)	21	(57)
Deferred income taxes	270	217	123	(3,202)
Other, net	(14)	13	(12)	36
Changes in current assets and liabilities:
Accounts receivable	(1)	(16)	31	(87)
Accounts payable	35	(102)	83	4
Deferred revenue	(15)	146	18	88
Other current assets and liabilities	(138)	70	26	4
Other current assets and liabilities, affiliate	(17)	—	—	—
Affiliate obligations	(1)	—	—	—
Net cash provided by operating activities	308	1,914	2,343	1,855
INVESTING ACTIVITIES
Capital expenditures	(207)	(1,119)	(1,334)	(1,229)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)
Purchase of marketable securities	—	(1,127)	—	—
Maturity of marketable securities	—	1,127	—	—
Proceeds from sale of property, plant and equipment and other assets	—	1	3	4
Note receivable - affiliate	(1,825)	—	—	—
Other, net	—	—	—	(14)
Net cash used in investing activities	(2,032)	(1,118)	(1,331)	(1,322)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	764	4,832
Payments of long-term debt	(1)	(4,917)	(820)	(5,051)
Distributions	(250)	—	—	—
Net cash used in financing activities	(251)	(348)	(56)	(219)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	(2)	3	(3)	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	(1,977)	451	953	296
Cash, cash equivalents and restricted cash and securities at beginning of period	2,308	1,857	904	608
Cash, cash equivalents and restricted cash and securities at end of period	$331	2,308	1,857	904

Supplemental cash flow information:
Income taxes paid, net	$10	49	35	50
Interest paid	56	468	508	668
Non-cash investing and financing activities:
Long-term debt conversion into equity	—	—	—	333
Accrued interest conversion into equity	—	—	—	10

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$19,617	—	—	—
Contributions	28	—	—	—
Distributions	(250)	—	—	—
Net (loss) income	(141)	—	—	—
Balance at end of period	19,254	—	—	—
COMMON STOCK
Balance at beginning of period	—	4	4	3
Issuance of common stock through conversion of debt to equity	—	—	—	1
Balance at end of period	—	4	4	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	19,800	19,642	19,159
Common stock issued under employee stock benefit plans and other	—	30	37	35
Share-based compensation	—	102	121	106
Conversion of debt to equity	—	—	—	342
Contribution from affiliate	—	—	—	—
Balance at end of period	—	19,932	19,800	19,642
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	—	(387)	(301)	(147)
Other comprehensive (loss) income	18	80	(86)	(154)
Balance at end of period	18	(307)	(387)	(301)
ACCUMULATED DEFICIT
Balance at beginning of period	—	(8,500)	(9,219)	(12,652)
Net (loss) income	—	425	677	3,433
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	—	42	—
Balance at end of period	—	(8,075)	(8,500)	(9,219)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$19,272	11,554	10,917	10,126

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes to Consolidated Financial Statements

(1) Background and Summary of Significant Accounting Policies

General

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

Basis of Presentation

On November 1, 2017, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

The consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2017. All significant intercompany accounts and transactions have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated.

In conjunction with our acquisition on November 1, 2017, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $11 million, $0 million and $2 million from other income (expense) to selling, general and administrative for the predecessor period ended October 31, 2017 and the predecessor years ended December 31, 2016 and 2015, respectively. These revisions also resulted in the reclassification of $77 million, $91 million and $84 million from depreciation and amortization to cost of services and products for the predecessor period ended October 31, 2017 and the predecessor years ended December 31, 2016 and 2015, respectively. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and member's/stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. Our current definitions are as follows:

•	Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); taxes (such as property and other taxes); and other expenses directly related to our network.

•
Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as state and local franchise taxes and sales and use taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies. We also have reclassified certain other prior period amounts to conform to the current period presentation. These changes had no impact on net income (loss) for any period.

Foreign Currency Translation

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. A significant portion of our non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during 2017, 2016 and 2015. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in member's/stockholders' equity and in the consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our non-United States exchange transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in Other, net on the consolidated statements of operations.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, allowance for doubtful accounts, depreciation, amortization, asset valuations, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of member's/stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our other consolidated financial statements.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

For matters related to income taxes, if we determine that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

For all of these and other matters, actual results could differ materially from our estimates.

Revenue Recognition

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

For certain sale contracts, including and long-term indefeasible right of use, or IRUs, involving private line, wavelengths and certain leases for dark fiber, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

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

We are obligated under dark fiber IRUs and other capacity agreements to maintain our network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their estimated share of the costs for operating and maintaining the network. We recognize this revenue monthly as services are provided.

Our customer contracts require us to meet certain service level commitments. If we do not meet the required service levels, we may be obligated to provide billing credits. The credits are a reduction to revenue and, to date, have not been material.

Affiliate Transactions

We provide to our affiliates telecommunications services that we also provide to external customers. Services provided by us to our affiliates are recognized as operating revenue-affiliates in our consolidated statements of operations. Services provided to us from our affiliates are recognized as operating expenses-affiliates on our consolidated statements of operations. Because of the significance of the services we provide to our affiliates and our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

From time to time we make distributions to CenturyLink. Distributions are reflected on our consolidated statements of member's/stockholders' equity and the consolidated statements of cash flows reflects distributions made as financing activities.

USF Surcharges, Gross Receipts Taxes and Other Surcharges

In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF surcharges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products. Total revenue and cost of services and products on the consolidated statements of operations include USF contributions totaled $71 million, $331 million, $414 million and $364 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and the predecessor years ended December 31, 2016 and 2015, respectively.

Income Taxes

Until November 1, 2017, we filed a consolidated federal income tax return with our eligible subsidiaries. Since CenturyLink's acquisition of us on November 1, 2017, we have been included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of ninety days or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2017 and 2016.

Accounts Receivable and Allowance for Doubtful Accounts

For predecessor periods, accounts receivable balances were recorded at the invoiced amount. We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances, the credit quality of our customers and an analysis of our historical experience of bad debt write-offs. For predecessor periods, accounts receivable balances were written off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. For the successor period, accounts receivable balances were recorded at fair value for all balances receivable at the acquisition date and at the invoiced amount for those amounts invoiced after the acquisition date. We recognized bad debt expense, net of recoveries, of approximately $3 million for the successor period ended December 31, 2017, $16 million for the predecessor period ended October 31, 2017, $18 million for the predecessor year ended December 31, 2016 and $23 million in the predecessor year ended December 31, 2015. Accounts receivable for all periods can bear interest.

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe, and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach consumer and enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material change in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operations. Fair values of accounts receivable approximate carrying amount due to the short period of time to collection.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 19%, 18%, 16% and 16% for the successor period ended December 31, 2017, for the predecessor period ended October 31, 2017 and for the predecessor years ended December 31, 2016 and 2015, respectively.

Property, Plant and Equipment

As a result of CenturyLink's acquisition of us, the purchase price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. Therefore, the allocated fair values of the assets represent their new basis of accounting in our consolidated financial statements. This resulted in adjustments to our property, plant and equipment accounts, including accumulated depreciation at the acquisition date. The adjustments related to CenturyLink's acquisition of us are described in Note 2—CenturyLink Merger and Note 6—Property, Plant and Equipment.

Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments anticipate the loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers leave the network. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $45 million for the successor period ended December 31, 2017, $239 million for the predecessor period ended October 31, 2017, $271 million for the predecessor year ended December 31, 2016 and $244 million for the predecessor year ended December 31, 2015.

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Goodwill and Other Indefinite-Lived Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, depending on the type of customer, using the straight-line method. We amortize our other intangible assets over an estimated life of 5 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

Our long-lived intangible assets, other than goodwill, with indefinite lives are assessed for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment assessment is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.

At the time of each impairment assessment date in 2017, 2016, and 2015, our reporting units consisted of three regional operating units in: North America; Europe, the Middle East and Africa ("EMEA"); and Latin America. We conducted our annual goodwill impairment analysis as of October 1, and concluded that our goodwill was not impaired in 2017 and 2016. As a result of the deconsolidation of our Venezuelan subsidiary, we completed an assessment of the Latin American and our other reporting units' goodwill as of September 30, 2015 and concluded there was no impairment in 2015. Note that as a result of the merger the impairment testing date will change to October 31 for future successor periods.

We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. As a result of CenturyLink's acquisition of us, we are now comprised of one reporting unit.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Recently Adopted Accounting Pronouncements

Restricted Cash

On November 17, 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents as compared to the previous presentation, which explains only the change in cash and cash equivalents. ASU 2016-18 is effective January 1, 2018, but early adoption is permitted and requires retrospective application of the requirements to all previous periods presented. We early adopted ASU 2016-18 in the fourth quarter of 2017.

Share-based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the amendments must be adopted in the same period.

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

The new presentation requirements for excess tax benefits to be shown on the statement of cash flows as an operating activity and presenting employee taxes paid where the employer withholds shares for tax-withholding purposes as a financing activity had no effect to any of the periods presented in our consolidated statements of cash flows as there had been no such activities in the consolidated statements of cash flows.

Adoption of the new standard also resulted in the recognition of excess tax benefits as a reduction to income tax expense of $22 million for 2016.

Recent Accounting Pronouncements

Goodwill Impairment

On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.

We are required to adopt the provisions of ASU 2017-04 for any goodwill impairment tests, including our required annual test, occurring after January 1, 2020, but have the option to early adopt for any impairment test that we are required to perform. We have not determined if we will elect to early adopt the provisions of ASU 2017-04. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.

Income Taxes

On October 24, 2016, the FASB issued Accounting Standards Update 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset.

We adopted the provisions of ASU 2016-16 on January 1, 2018. The impact of adopting ASU 2016-16 had no material impact to our consolidated financial statements.

Financial Instruments

On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize any impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this annual report, we have not yet determined the date we will adopt ASU 2016-13.

Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.

ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply.

We have completed our initial assessment of our business and system requirements and we are currently developing and implementing a new lease accounting and administrative system to comply with the requirements of ASU 2016-02. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements.

Revenue Recognition

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We adopted the new revenue recognition standard under the modified retrospective transition method.
Upon adoption, we will defer (i.e. capitalize) incremental contract acquisition costs and recognize (i.e. amortize) them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Our deferred contract costs for our customers have average amortization periods of approximately 30 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we will assess our deferred contract cost asset for impairment on a periodic basis.
We have material obligations to our customers in our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements, which are accounted for as operating leases and service contracts. As our service contracts contain a significant financing component that are not separately accounted for, we are required to estimate and record incremental revenue and interest cost associated with these contractual terms. Most of our indefeasible right of use arrangements are accounted for as operating leases.
We are in the process of implementing new processes and internal controls over revenue recognition to assist us in the application of the new standard.
The cumulative effect of initially applying the new revenue standard on January 1, 2018 is not material.
(2) CenturyLink Merger

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

In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020, and may be prepaid by CenturyLink at any time.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires the combined company to divest certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and the combined company will divest 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an Indefeasible Right of Use agreement. The metro network assets are classified as assets held for sale on the consolidated balance sheets.

Our results of operations have been included in the consolidated results of operations of CenturyLink beginning November 1, 2017. CenturyLink recognized our assets and liabilities based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of us as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets will require significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of our assets acquired and liabilities assumed by CenturyLink, along with the related allocation to goodwill. The fair values of certain tangible assets, intangible assets, certain liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations prior to the anniversary date of the acquisition. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at December 31, 2017. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

The following is our preliminary assignment of the aggregate consideration:

November 1, 2017
(Dollars in millions)
Cash, accounts receivable and other current assets	$3,317
Property, plant and equipment	9,311
Identifiable intangible assets
Customer relationships	8,964
Other	391
Other non-current assets	782
Current liabilities, excluding the current portion of long-term debt	(1,461)
Current portion of long-term debt	(7)
Long-term debt	(10,888)
Deferred credits and other liabilities	(1,613)
Goodwill	10,821
Aggregate consideration	$19,617

We recognized $28 million, $85 million and $15 million of expenses associated with our activities surrounding the CenturyLink Merger for the successor period ended December 31, 2017, for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively. As part of the acquisition accounting on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Goodwill	$10,837	7,729
Customer relationships, less accumulated amortization of $126 and $1,113	8,845	860
Other indefinite-life intangible assets	—	15
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $4 and $0	126	—
Developed technology, less accumulated amortization of $9 and $189	252	40
Total other intangible assets, net	$378	55

Our goodwill balance at December 31, 2017 includes $16 million of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and the predecessor years ended December 31, 2016 and 2015 was $139 million, $168 million, $211 million and $227 million, respectively. As of December 31, 2017, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $20.199 billion. As of the successor date of December 31, 2017, the weighted average remaining useful lives of our finite-lived intangible assets was 11.9 years in total; 12.2 years for customer contracts and relationships, 4.8 years for trademarks, and 4.8 years for developed technology.

We estimate that total amortization expense for intangible assets for the successor years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018	$829
2019	829
2020	829
2021	829
2022	816

(4) Long-Term Debt

The following chart reflects our consolidated long-term debt, including unamortized discounts, premiums and debt issuance costs, but excluding intercompany debt:

			Successor	Predecessor
	Interest Rates	Maturities	December 31, 2017	December 31, 2016
			(Dollars in millions)
Level 3 Parent, LLC
5.750% Senior Notes due 2022 (3)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior Notes:
Floating Rate Senior Notes due 2018 (2)(4)	6-Month LIBOR + 3.50%	2018	—	300
6.125% Senior Notes due 2021 (2)	6.125%	2021	640	640
5.375% Senior Notes due 2022 (2)	5.375%	2022	1,000	1,000
5.625% Senior Notes due 2023 (2)	5.625%	2023	500	500
5.125% Senior Notes due 2023 (2)	5.125%	2023	700	700
5.375% Senior Notes due 2025 (2)	5.375%	2025	800	800
5.375% Senior Notes due 2024 (2)	5.375%	2024	900	900
5.25% Senior Notes due 2026 (2)	5.250%	2026	775	775
Term Loans:
Tranche B-III 2019 Term Loan (1)(4)	LIBOR + 3.00%	2019	—	815
Tranche B 2020 Term Loan(1)(4)	LIBOR + 3.00%	2020	—	1,796
Tranche B-II 2022 Term Loan(1)(4)	LIBOR + 2.75%	2022	—	2,000
Tranche B 2024 Term Loan (4)(5)	LIBOR + 2.25%	2024	4,611	—
Capital Leases and other debt	Various	Various	179	183
Unamortized premiums (discounts), net			185	(13)
Unamortized debt issuance costs			—	(112)
Total long-term debt			10,890	10,884
Less current maturities			(8)	(7)
Long-term debt, excluding current maturities			$10,882	10,877
(1) The term loans were secured obligations and guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC and certain other subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(4) The Tranche B 2024 Term Loan had an interest rate of 3.557% as of December 31, 2017. All other term loans were refinanced on February 22, 2017 as described below. The Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan each had an interest rate of 4.000% as of the predecessor date of December 31, 2016. The Tranche B-II 2022 Term Loan had an interest rate of 3.500% as of the predecessor date of December 31, 2016. The interest rate on the Tranche B-III 2019 Term Loan and the Tranche B 2020 Term Loan were set with a minimum LIBOR of 1.00%. The interest rate on the Tranche B-II 2022 Term Loan was set with a minimum LIBOR of 0.75% and the interest rate on the Tranche B 2024 Term Loan is set with a minimum LIBOR of zero percent. The Floating Rate Senior Notes due 2018 had an interest rate of 4.762% as of the predecessor date of December 31, 2016.
(5) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain of its non-regulated subsidiaries.

Senior Secured Term Loans

As of the successor date of December 31, 2017, Level 3 Financing, Inc., Level 3 Parent, LLC's direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of a $4.611 billion Tranche B Term Loan due 2024. The Tranche B 2024 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the applicable credit agreement) plus (ii) 1.25% per annum. Any Eurodollar borrowings under the Tranche B 2024 Term Loan bear interest at LIBOR plus 2.25% per annum.

The Tranche B 2024 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, under the Tranche B 2024 Term Loan are, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and, subject to pending regulatory approvals, certain of its material domestic telecommunication subsidiaries. Also, Level 3 Parent, LLC has guaranteed and, upon receipt of pending regulatory approvals, certain of its subsidiaries will guarantee the obligations of Level 3 Financing, under the Tranche B 2024 Term Loan. Subject to the receipt of pending regulatory approvals, Level 3 Communications, LLC and its material domestic subsidiaries will guarantee and, subject to certain exceptions, will pledge certain of their assets to secure the obligations of Level 3 Financing, under the Tranche B 2024 Term Loan.

Senior Notes

All of the notes reflected in the table above pay interest semiannually, and allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days’ prior notice by paying the greater of 101% of the principal amount or a “make whole” amount, plus accrued interest. In addition, the notes also have a provision that allows for an additional right of optional redemption using cash proceeds received from the sale of equity securities. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

Capital Leases

As of the successor date of December 31, 2017, we had $179 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. Interest rates on these capital leases approximated 6.0% on average as of the successor date of December 31, 2017.

Debt Issuance Costs

For the successor period ended December 31, 2017, the predecessor period ended October 31, 2017, the predecessor years ended 2016 and 2015, we deferred costs of $0, $40 million, $11 million and $50 million, respectively, in connection with debt issuances. At the predecessor date of December 31, 2016, there was $112 million of unamortized debt issuance costs.

New Issuances

On the predecessor date of February 22, 2017, we completed the refinancing of all of our then outstanding $4.611 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the principal amount of $4.611 billion. The term loans refinanced were our Tranche B-III 2019 Term Loan, Tranche B 2020 Term Loan, and the Tranche B-II 2022 Term Loan. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024. The Tranche B 2024 Term Loan was priced to lenders at par, with the payment to the lenders at closing of an upfront 25 basis point fee. We recognized a charge of approximately $44 million for modification and extinguishment in the first quarter of 2017 related to this refinancing.

Repayments

On the predecessor date of September 29, 2017, the $300 million aggregate principal amount plus accrued and unpaid interest due under the Floating Rate Senior Notes due 2018 was paid and we recognized a loss on extinguishment of less than $1 million.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and capital leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)(1)
2018	$8
2019	7
2020	8
2021	650
2022	1,610
2023 and thereafter	8,422
Total long-term debt	$10,705

(1)	Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

Covenants

The term loan and senior notes of Level 3 Parent, LLC and Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, Level 3 Parent, LLC, as well as Level 3 Financing, Inc., will be required to offer to purchase certain of its long-term debt securities under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC.

Certain of CenturyLink's and our debt instruments contain cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Compliance

At the successor date of December 31, 2017 and the predecessor date of December 31, 2016, we believe we were in compliance with the financial covenants contained in their respective material debt agreements.

(5) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Trade and purchased receivables	$562	588
Earned and unbilled receivables	165	140
Other	24	13
Total accounts receivable	751	741
Less: allowance for doubtful accounts (1)	(3)	(29)
Accounts receivable, less allowance	$748	712

(1) CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in the allowance for doubtful accounts being reset as of the date of acquisition.

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
December 31, 2017 (Successor)	$—	3	—	3
October 31, 2017 (Predecessor)	29	16	(12)	33
2016 (Predecessor)	32	18	(21)	29
2015 (Predecessor)	$30	23	(21)	32

(6) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

		Successor	Predecessor
	Depreciable Lives	December 31, 2017	December 31, 2016
		(Dollars in millions)
Land	N/A	$348	179
Fiber conduit and other outside plant(1)	15-45 years	4,750	9,110
Central office and other network electronics(2)	3-10 years	2,134	8,846
Support assets(3)	3-30 years	2,019	3,023
Construction-in-progress(4)	N/A	304	230
Gross property, plant and equipment		9,555	21,388
Accumulated depreciation(5)		(143)	(11,249)
Net property, plant and equipment		$9,412	10,139

(1) Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2) Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3) Support assets consist of buildings, data centers, computers and other administrative and support equipment.
(4) Construction in progress includes construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

(5) CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in accumulated depreciation being reset as of the date of acquisition.

Depreciation expense was $143 million for the successor period ended December 31, 2017, $850 million for the predecessor period ended October 31, 2017, $948 million for the predecessor year ended December 31, 2016 and $855 million for the predecessor year ended December 31, 2015.

Asset Retirement Obligations

At the successor date of December 31, 2017, our asset retirement obligations consisted of restoration requirements for leased facilities. At the predecessor dates of December 31, 2016 and 2015, our asset retirement obligations balance was primarily related to estimated future costs to remove certain of our network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Balance at beginning of period (1)	$45	89	90	85
Accretion expense	1	12	10	9
Liabilities settled	(1)	(7)	(9)	(8)
Revision in estimated cash flows	—	—	—	5
Effect of foreign currency rate change	—	—	(2)	(1)
Balance at end of period	$45	94	89	90

(1) CenturyLink's acquisition of us caused our assets and liabilities, including our asset retirement obligations, to be recognized at fair value as of the date of acquisition.

(7) Employee Benefits

Defined Contribution Plans

Prior to the CenturyLink acquisition on November 1, 2017, we offered our qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $18,000 in 2017 and $18,000 in 2016. We matched 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits.

Prior to the CenturyLink acquisition on November 1, 2017, our matching contributions were made with Level 3 common stock based on the closing stock price on each pay date. After our acquisition, matching contributions were made in cash. We made 401(k) Plan matching contributions of $7 million, $30 million, $37 million and $36 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017, and for the predecessor years ended December 31, 2016 and 2015, respectively. Our matching contributions are recorded as compensation and included in cost of services of $1 million, $4 million, $5 million and $5 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and for the predecessor years ended

December 31, 2016 and 2015, respectively, and in selling, general and administrative expenses of $5 million, $26 million, $32 million and $31 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017, and for the predecessor years ended December 31, 2016 and 2015, respectively.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expenses we recorded relating to these plans were approximately $1 million, $5 million, $6 million and $6 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017, and for the predecessor years ended December 31, 2016 and 2015, respectively.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $147 million and $136 million as of December 31, 2017 and 2016, respectively. The total plan benefit obligations were $165 million and $158 million as of December 31, 2017 and 2016, respectively. Therefore, the total funded status was an obligation of $18 million and $22 million as of December 31, 2017 and 2016, respectively.

(8) Share-based Compensation

Prior to our acquisition by CenturyLink on November 1, 2017, we recorded share-based compensation expense for our performance restricted stock units, restricted stock units, 401(k) matching contributions and prior to October 1, 2016, outperform stock appreciation rights. Due to CenturyLink's acquisition of us, we now record share-based compensation expense that is allocated to us from CenturyLink. Based on many factors that affect the allocation, the amount of share-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We cash settle the share-based compensation expense allocated to us from CenturyLink.

 Share-based compensation expenses were included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor period and years, we recognized compensation expense relating to awards granted to our employees under the Level 3 Communications, Inc. Stock Incentive Plan, as amended (the "Stock Plan"). The Stock Plan provided for accelerated vesting of stock awards upon retirement if an employee met certain age and years of service requirements and certain other requirements. Under the Stock Compensation guidance, if an employee meets the age and years of service requirements under the accelerated vesting provision, the award would be expensed at grant or expensed over the period from the grant date to the date the employee meets the requirements, even if the employee has not actually retired.

For the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and the predecessor years ended December 31, 2016, and 2015, our total share-based compensation expense was approximately $26 million, $132 million, $156 million and $141 million, respectively.

Annual Discretionary Bonus Grant

Our annual discretionary bonus program is intended to motivate employees to achieve our financial and business goals. Each participant is provided a target award expressed as a percentage of base salary. For the predecessor period, actual awards under the program were based on corporate results as well as achievement of specific individual performance criteria during the bonus program period, and were paid in cash, at the sole discretion of the Compensation Committee of Level 3's predecessor Board of Directors. The annual discretionary bonus for the period through the closing of the merger on November 1, 2017 was paid in cash in November 2017 and the discretionary bonus awarded for the last two months of 2017 will be paid in cash in 2018 at the sole discretion of the Compensation Committee of CenturyLink's Board of Directors. The annual discretionary bonus was paid in cash for the 2016 and 2015 bonus programs.

(9) Products and Services Revenues

We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

Since the November 1, 2017 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Otherwise, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our prior period results to conform to our current view.

Total revenue consists of:

• Core Network Services revenue from Internet Protocol ("IP") and data services; transport and fiber; local and enterprise voice services; colocation and data center services; and security services.

• Wholesale Voice Services revenue from sales to our carrier of long distance voice services.

•	Affiliate revenues.

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

Voice services comprise a broad range of local and enterprise voice services using VoIP and traditional circuit switch based technologies, including VoIP enhanced local service, SIP Trunking, local inbound service, Primary Rate Interface service, long distance service and toll-free service. Our voice services also include our comprehensive suite of audio, Web and video collaboration services.

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

Our total revenues for our products and services consisted of the following categories:

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Core network services revenues	$1,331	6,543	7,767	7,757
Wholesale voice services	60	327	406	473
Affiliate revenues	16	—	—	—
Total operating revenues	$1,407	6,870	8,173	8,230

The following table presents operating revenues for the predecessor period ended October 31, 2017 and the successor period ended December 31, 2017 as well as total assets as of the successor date of December 31, 2017 by geographic region:

	Total Assets	Revenues
	Successor	Successor	Predecessor
	December 31, 2017	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
North America	$27,776	1,155	5,651
EMEA	1,192	128	607
Latin America	4,167	124	612
Total	$33,135	1,407	6,870

(10) Affiliate Transactions

We provide to our affiliates telecommunications services that we also provide to external customers.

Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. These cost allocation methodologies are reasonable. From time to time, we adjust the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance and accounting, tax, human resources and executive support.

Subsequent Event

In January 2018, we distributed $150 million to CenturyLink.

(11) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt, excluding capital lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

We determined the fair values of our long-term debt, including the current portion, based primarily on inputs other than quoted market prices in active markets that are either directly or indirectly observable such as discounted future cash flows using current market interest rates.

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2017 (Successor)		As of December 31, 2016 (Predecessor)
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$10,711	10,528	10,701	10,954

(12) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act significantly changes U.S. tax law. The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we revalued our net deferred tax assets at December 31, 2017 and recognized a provisional $195 million tax expense in our consolidated statement of operations for the year ended December 31, 2017.

The Tax Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. The Tax Act also includes certain anti-abuse and base erosion provisions that may impact the amount of U.S. tax that we pay with respect to income earned by our foreign subsidiaries. We have not yet been able to make a reasonable estimate of the impact of these provisions and continue to account for these items based on our existing accounting under U.S. GAAP and the provisions of the tax laws that were in effect prior to the Tax Act's enactment.

On December 22, 2017, the SEC staff addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have provisionally recognized the tax impacts related to the revaluation of deferred tax assets and liabilities in the amount noted above in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time CenturyLink files its 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Income tax expense (benefit) was as follows:
Federal
Current	$—	—	—	—
Deferred	231	193	177	(2,941)
State
Current	2	7	4	3
Deferred	6	16	27	(246)
Foreign
Current	4	39	41	33
Deferred	(9)	13	(84)	1
Total income tax expense (benefit)	$234	268	165	(3,150)

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$234	268	165	(3,150)
Member's/Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	$17	49	(43)	(11)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.6%	2.9%	3.7%	5.2%
Tax Reform/US Federal Law Changes	210.6%	—%	(13.2)%	—%
Transaction costs	11.3%	—%	—%	—%
Change in liability of unrecognized tax position	1.2%	0.1%	0.1%	(0.1)%
Net foreign income tax	(19.3)%	0.9%	(6.7)%	26.6%
Permanent items	5.0%	1.8%	1.2%	2.6%
Change in US valuation allowance	—%	—%	—%	(1,199.8)%
Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	0.1%	(0.5)%	(2.4)%	—%
Research and development costs	(0.9)%	(1.2)%	—%	—%
Non-deductible loss on deconsolidation	—%	—%	—%	20.2%
Other, net	5.0%	(0.3)%	1.9%	(2.7)%
Effective income tax rate	251.6%	38.7%	19.6%	(1,113.0)%

The successor period ended December 31, 2017 effective tax rate is 251.6% compared to 38.7% for the predecessor period ended October 31, 2017, 19.6% for the predecessor year ended December 31, 2016 and (1,113)% for the predecessor year ended December 31, 2015. The effective tax rate for the successor period ended December 31, 2017 reflects $195 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017. The predecessor year ended December 31, 2016 reflects a $110 million estimated one-time income tax benefit related to newly issued regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translations gains and losses arising from foreign branches, as well as $82 million of income tax benefit related to the release of foreign valuation allowances, primarily in Germany, Brazil and Mexico. The predecessor year ended December 31, 2015 effective tax rate reflects an estimated $3.3 billion income tax benefit related to the release of the majority of the valuation allowance against our U.S. federal and state deferred tax assets.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$256	364
Net operating loss carry forwards	3,633	4,550
Property, plant and equipment	63	95
Other	282	471
Gross deferred tax assets	4,234	5,480
Less valuation allowance	(942)	(862)
Net deferred tax assets	3,292	4,618
Deferred tax liabilities
Deferred revenue	(44)	(57)
Property, plant and equipment	(689)	(962)
Intangible assets	(2,329)	(357)
Other	(16)	(120)
Gross deferred tax liabilities	(3,078)	(1,496)
Net deferred tax assets	$214	3,122

Of the $214 million and $3.122 billion net deferred tax assets at December 31, 2017 and 2016, respectively, $212 million and $248 million is reflected as a long-term liability and $426 million and $3.370 billion is reflected as a net noncurrent deferred tax asset at December 31, 2017 and 2016, respectively.

During the twelve months ended December 31, 2017, we completed an extensive analysis of our Internal Revenue Code ("IRC") Section 382 limitation that resulted in an increase of the amount of net operating loss carry forwards as of December 31, 2017 by approximately $1.0 billion on a pre-tax basis that was recorded in purchase accounting. At December 31, 2017, we had federal NOLs of $9.9 billion and state NOLs of $10 billion. If unused, the NOLs will expire between 2022 and 2035. At the successor date of December 31, 2017, we had $15 million of federal tax credits. At December 31, 2017, we had foreign NOLs of $5.8 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2017, a valuation allowance of $0.9 billion was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2017 and 2016 is primarily related to foreign and state NOL carryforwards. This valuation allowance increased by $80 million during 2017.

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

During 2016, we recognized a $22 million income tax benefit from the vesting of share based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. We also recognized $82 million of income tax benefit related to the release of deferred tax asset valuation allowances primarily in Germany, Brazil, and Mexico. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries.

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

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from the successor period November 1 to December 31, 2017, the predecessor period January 1 to October 31, 2017 and the predecessor year ended December 31, 2016 is as follows:

	Successor	Predecessor
	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$20	18	18
Tax positions of prior periods netted against deferred tax assets	—	—	(1)
Increase (decrease) in tax positions taken in the prior period	1	—	(1)
Increase in tax positions taken in the current period	—	2	2
Decrease from the lapse of statute of limitations	—	—	—
Unrecognized tax benefits at end of period	$21	20	18

The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $20 million, $19 million and $17 million for the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and the predecessor year ended 2016, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $20 million and $18 million at December 31, 2017 and 2016, respectively.

We, or at least one of our affiliates, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available.

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $3 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

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

(13) Quarterly Financial Data (Unaudited)

	Operating Revenues	Operating Income	Net Income (Loss)
	(Dollars in millions)
2016
First quarter (predecessor)	$2,051	362	128
Second quarter (predecessor)	2,057	375	156
Third quarter (predecessor)	2,033	354	143
Fourth quarter (predecessor)	2,032	354	250
Total	$8,173	1,445	677
2017
First quarter (predecessor)	$2,048	337	95
Second quarter (predecessor)	2,062	353	154
Third quarter (predecessor)	2,059	349	157
Month ended October 31 (predecessor)	701	112	19
Two months ended December 31 (successor)	1,407	158	(141)
Total	$8,277	1,309	284

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

In the two months ended December 31, 2017 we recognized a $195 million income tax expense related to the Tax Act.

(14) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $88 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet at the successor date of December 31, 2017. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at December 31, 2017. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which are not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

Rights-of-Way Litigation

We have been party to a number of purported class action lawsuits involving our right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, we obtained the rights to construct our networks from railroads, utilities, and others, and have installed our networks along the rights-of-way so granted. Plaintiffs in the purported class actions asserted that they are the owners of lands over which the fiber optic cable networks pass, and that the railroads, utilities and others who granted us the right to construct and maintain our network did not have the legal authority to do so. The complaints sought damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. We also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. We have defeated motions for class certification in a number of these actions but expected that, absent settlement of these actions, plaintiffs in the pending lawsuits would continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against us, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.

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

In November 2010, we negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which we have installed our fiber optic cable networks and thereafter presented these proposed settlements to the applicable courts. The settlements, affecting current and former landowners, have received final federal court approval in all but one of the applicable states and the parties are actively engaged in, or have completed, the claims process for the vast majority of the applicable states, including payment of claims. We continue to seek approval in the remaining state.

Management believes that we have substantial defenses to the claims asserted in the remaining action and intends to defend it vigorously if a satisfactory settlement is not ultimately approved for all affected landowners. Additionally, given the now-final resolution of all but the last of these matters, management anticipates excluding specific discussion of them in our future reports.

Peruvian Tax Litigation

Beginning in 2005, one of our Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $15 million at the successor date of December 31, 2017.

We challenged the 2002 tax period assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 tax period assessments in the government's favor, while denying a portion of the assessment on procedural grounds. We then appealed the Tribunal's decision to the judicial court in Peru. After further development of the record, the first judicial level decided the central issue in our favor. We and SUNAT filed cross-appeals. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. A final decision on this case is pending.

In October 2013, the Tribunal decided the central issue underlying the year 2001 tax period assessments in the government's favor, while denying a portion of the assessment on procedural grounds. We appealed that decision to the judicial court in Peru. After further development of the record, the first judicial court issued a ruling against us. In June 2017, we filed an appeal with the court of appeal. An oral hearing took place before the court of appeals on October 18, 2017. In November 2017, the court of appeals issued a decision affirming the lower court’s decision and we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. That appeal is pending.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending against the asserted claims, which aggregate to approximately $29 million at the successor date of December 31, 2017.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, we believe it is reasonably possible that these assessments could result in a loss of up to $53 million at the successor date of December 31, 2017 in excess of the accruals established for these matters.

Other Matters

We have recently been notified of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

The amended complaint alleges that we, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator seeks damages in this lawsuit of approximately $50 million, subject to trebling, plus statutory penalties, pre-and-post judgment interest, and attorney’s fees. The case is currently stayed.

We are evaluating our defenses to the claims. At this time, we do not believe it is probable we will incur a material loss. If, contrary to our expectations, the relator prevails in this matter and proves damages at or near $50 million, and is successful in having those damages trebled, the outcome could have a material adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

The two former Level 3 employees named in the qui tam amended complaint and others were also indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. We are fully cooperating in the government’s investigations in this matter.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2017 and December 31, 2016, we had outstanding letters of credit or other similar obligations of approximately $36 million and $39 million, respectively, of which $30 million and $33 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

Operating Leases

We are leasing rights-of-way, facilities and other assets under various operating leases which, in addition to rental payments, may require payments for insurance, maintenance, property taxes and other executory costs related to the lease.

The right-of-way agreements and leases have various expiration dates through 2118. Payments under these right-of-way agreements were $35 million in the successor period ended December 31, 2017, $164 million in the predecessor period ended October 31, 2017, $205 million in the predecessor year ended December 31, 2016 and $211 million in the predecessor year ended December 31, 2015.

We have obligations under non-cancelable operating leases for certain colocation, office facilities and other assets, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2150. Rent expense, including common area maintenance, under non-cancelable lease agreements was $60 million in the successor period ended December 31, 2017, $283 million in the predecessor period ended October 31, 2017, $347 million in the predecessor year ended December 31, 2016 and $357 million in the predecessor year ended December 31, 2015.

Future minimum payments for the next five years and thereafter under network and related right-of-way agreements and non-cancelable operating leases for facilities and other assets consist of the following as of December 31, 2017 (dollars in millions):

	Right-of-Way Agreements	Operating Leases	Total	Future Minimum Sublease Receipts
2018	$173	288	461	3
2019	90	251	341	2
2020	77	217	294	1
2021	60	151	211	1
2022	56	128	184	1
Thereafter	464	507	971	1
	$920	1,542	2,462	9

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

Certain other right-of-way agreements are currently cancelable or can be terminated under certain conditions by us. We include the payments under such cancelable right-of-way agreements in the table above for a period of 1 year from January 1, 2018, if we do not consider it likely that we will cancel the right of way agreement within the next year.

Environmental Contingencies

In connection with largely historical operations, we have responded to or been notified of potential environmental liability at approximately 180 properties. We are engaged in addressing or have litigated environmental liabilities at many of those properties. We could potentially be held liable, jointly, or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities or changes in existing environmental requirements could have a material adverse effect on our business.

Cost of Access and Third-Party Maintenance

In addition, we have purchase commitments with third-party access vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. Some of these access vendor commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage.

The following table summarizes our purchase commitments at December 31, 2017 (dollars in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Cost of Access Services	$115	52	35	15	7	2	226
Third-Party Maintenance Services	60	41	32	19	18	68	238
	$175	93	67	34	25	70	464

(15) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive income (loss) recorded on our consolidated balance sheet by component for the predecessor period ended October 31, 2017 and the successor period ended December 31, 2017:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2016 (predecessor)	$(34)	(353)	(387)
Other comprehensive (loss) income before reclassifications	(3)	81	78
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Net other comprehensive (loss) income	(1)	81	80
Balance at October 31, 2017 (predecessor)	$(35)	(272)	(307)

Balance at November 1, 2017 (successor)	$—	—	—
Other comprehensive income before reclassifications	—	18	18
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income	—	18	18
Balance at December 31, 2017 (successor)	$—	18	18

(16) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Prepaid expenses	$68	82
Material, supplies and inventory	3	3
Deferred activation and installation charges	17	5
Other	29	25
Total other current assets	$117	115

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Self insurance	$11	12
Legal and tax reserves	31	18
Other	15	22
Total other current liabilities	$57	52

(17) Condensed Consolidating Financial Information

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

The operating activities of the separate legal entities included in our consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the statements of comprehensive income (loss), balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Parent, LLC. These transactions are eliminated in our consolidated results.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenues	$—	—	748	671	(28)	1,391
Operating revenues - affiliate	—	—	16	—	—	16
Total operating revenues	—	—	764	671	(28)	1,407
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	418	300	(28)	690
Selling, general and administrative	1	3	179	70	—	253
Operating expenses - affiliate	—	—	24	—	—	24
Depreciation and amortization	—	—	117	165	—	282
Total costs and expenses	1	3	738	535	(28)	1,249
OPERATING (LOSS) INCOME	(1)	(3)	26	136	—	158
OTHER INCOME (EXPENSE)
Interest income	—	—	1	—	—	1
Interest income - affiliate	11	—	—	—	—	11
Interest expense	(5)	(72)	—	(3)	—	(80)
Interest income (expense) - affiliates, net	251	368	(578)	(41)	—	—
Equity in net (losses) earnings of subsidiaries	(827)	(15)	71	—	771	—
Other income, net	1	—	2	—	—	3
Total other expense, net	(569)	281	(504)	(44)	771	(65)
(LOSS) INCOME BEFORE INCOME TAXES	(570)	278	(478)	92	771	93
Income tax benefit (expense)	429	(1,105)	433	9	—	(234)
NET INCOME (LOSS)	(141)	(827)	(45)	101	771	(141)
Other comprehensive income, net of income taxes	18	—	—	18	(18)	18
COMPREHENSIVE INCOME (LOSS)	$(123)	$(827)	$(45)	$119	$753	$(123)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	3,108	3,891	(129)	6,870
Total operating revenues	—	—	3,108	3,891	(129)	6,870
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,942	1,680	(129)	3,493
Selling, general and administrative	4	3	942	259	—	1,208
Depreciation and amortization	—	—	356	662	—	1,018
Total costs and expenses	4	3	3,240	2,601	(129)	5,719
OPERATING (LOSS) INCOME	(4)	(3)	(132)	1,290	—	1,151
OTHER INCOME (EXPENSE)
Interest income	—	—	12	1	—	13
Interest income (expense) - affiliate, net	1,260	1,890	(2,896)	(254)	—	—
Interest expense	(30)	(397)	(2)	(12)	—	(441)
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Equity in net (losses) earnings of subsidiaries	(815)	(2,138)	692	—	2,261	—
Other income (expense) , net	3	—	15	(4)	—	14
Total other expense, net	418	(689)	(2,179)	(269)	2,261	(458)
INCOME (LOSS) BEFORE INCOME TAXES	414	(692)	(2,311)	1,021	2,261	693
Income tax benefit (expense)	11	(123)	(2)	(154)	—	(268)
NET INCOME (LOSS)	425	(815)	(2,313)	867	2,261	425
Other comprehensive income, net of income taxes	80	—	—	—	—	80
COMPREHENSIVE INCOME (LOSS)	$505	(815)	(2,313)	867	2,261	505

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	$—	$3,558	$4,747	$(132)	8,173
Total operating revenues	—	—	3,558	4,747	(132)	8,173
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,249	2,045	(132)	4,162
Selling, general and administrative	16	5	1,025	361	—	1,407
Depreciation and amortization	—	—	372	787	—	1,159
Total costs and expenses	16	5	3,646	3,193	(132)	6,728
OPERATING (LOSS) INCOME	(16)	(5)	(88)	1,554	—	1,445
OTHER INCOME (EXPENSE)
Interest income	—	—	3	1	—	4
Interest income (expense) - affiliate, net	1,385	2,113	(3,215)	(283)	—	—
Interest expense	(36)	(505)	(2)	(1)	—	(544)
Equity in net (losses) earnings of subsidiaries	(669)	(2,033)	757	—	1,945	—
Other (expense) income, net	(1)	(39)	2	(25)	—	(63)
Total other income (expense), net	679	(464)	(2,455)	(308)	1,945	(603)
INCOME (LOSS) BEFORE INCOME TAXES	663	(469)	(2,543)	1,246	1,945	842
Income tax benefit (expense)	14	(200)	(2)	23	—	(165)
NET INCOME (LOSS)	677	(669)	(2,545)	1,269	1,945	677
Other comprehensive (loss) income, net of income taxes	(86)	—	—	(86)	86	(86)
COMPREHENSIVE INCOME (LOSS)	$591	(669)	(2,545)	1,183	2,031	591

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2015 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	3,326	5,077	(173)	8,230
Total operating revenues	—	—	3,326	5,077	(173)	8,230
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,201	2,321	(173)	4,349
Selling, general and administrative	4	—	1,064	401	—	1,469
Depreciation and amortization	—	—	298	784	—	1,082
Total costs and expenses	4	—	3,563	3,506	(173)	6,900
OPERATING (LOSS) INCOME	(4)	—	(237)	1,571	—	1,330
OTHER INCOME (EXPENSE)
Interest income	—	—	—	1	—	1
Interest income (expense) - affiliates, net	1,310	1,984	(3,041)	(253)	—	—
Interest expense	(51)	(574)	(3)	(12)	—	(640)
Equity in net earnings (losses) of subsidiaries	2,162	(1,693)	177	—	(646)	—
Other (expense) income, net	(18)	(200)	2	(192)	—	(408)
Total other income (expense), net	3,403	(483)	(2,865)	(456)	(646)	(1,047)
INCOME (LOSS) BEFORE INCOME TAXES	3,399	(483)	(3,102)	1,115	(646)	283
Income tax benefit (expense)	34	2,645	(1)	472	—	3,150
NET INCOME (LOSS)	3,433	2,162	(3,103)	1,587	(646)	3,433
Other comprehensive (loss) income, net of income taxes	(154)	—	—	(154)	154	(154)
COMPREHENSIVE INCOME (LOSS)	$3,279	2,162	(3,103)	1,433	(492)	3,279

Condensed Consolidating Balance Sheets
December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	—	175	109	—	297
Restricted cash and securities	—	—	1	4	—	5
Assets held for sale	68	—	5	67	—	140
Accounts receivable	—	—	26	722	—	748
Accounts receivable - affiliate	—	—	60	4	(51)	13
Advances to affiliates	16,251	21,032	—	5,200	(42,483)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	54	63	—	117
Total Current Assets	18,157	21,032	321	6,169	(42,534)	3,145
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—	3,285	6,270	—	9,555
Accumulated depreciation	—	—	(48)	(95)	—	(143)
Net property, plant and equipment	—	—	3,237	6,175	—	9,412
Restricted cash and securities	19	—	10	—	—	29
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,200	9,637	—	10,837
Customer relationships, net	—	—	4,324	4,521	—	8,845
Other intangible assets, net	—	—	378	—	—	378
Investment in subsidiaries	16,954	18,403	3,616	—	(38,973)	—
Deferred tax assets	280	1,795	—	122	(1,771)	426
Other, net	—	—	32	31	—	63
Total goodwill and other assets	17,234	20,198	9,550	14,311	(40,744)	20,549
TOTAL ASSETS	35,410	41,230	13,118	26,655	(83,278)	33,135

LIABILITIES AND MEMBER'S/STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES						—
Current maturities of long-term debt	—	—	2	6	—	8
Accounts payable	—	1	323	371	—	695

Accounts payable - affiliate	11	—	—	81	(51)	41
Accrued expenses and other liabilities
Income and other taxes	—	—	55	45	—	100
Salaries and benefits	—	—	109	27	—	136
Interest	11	91	—	7	—	109
Current portion of deferred revenue	—	—	127	131	—	258
Current portion of deferred revenue - affiliate	—	—	2	—	—	2
Other	16	—	23	18	—	57
Due to affiliates	—	—	42,483	—	(42,483)	—
Total current liabilities	38	92	43,124	686	(42,534)	1,406
LONG-TERM DEBT	616	10,096	13	157	—	10,882
DEFERRED CREDITS AND OTHER LIABILITES
Deferred credits	—	—	841	252	—	1,093
Deferred credits - affiliate	—	—	5	1	—	6
Deferred tax liability	648	—	870	465	(1,771)	212
Other	1	1	98	164	—	264
Total deferred revenues and other liabilities	649	1	1,814	882	(1,771)	1,575
COMMITMENTS AND CONTINGENCIES
MEMBER'S/STOCKHOLDERS' EQUITY (DEFICIT)	34,107	31,041	(31,833)	24,930	(38,973)	19,272
TOTAL LIABILITIES AND MEMBER'S/STOCKHOLDERS' EQUITY (DEFICIT)	$35,410	41,230	13,118	26,655	(83,278)	33,135

Condensed Consolidating Balance Sheets
December 31, 2016 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15	—	1,700	104	—	1,819
Restricted cash and securities	—	—	1	6	—	7
Accounts receivable	—	—	26	686	—	712
Advances to affiliates	17,032	21,715	—	2,180	(40,927)	—
Other	—	—	87	28	—	115
Total Current Assets	17,047	21,715	1,814	3,004	(40,927)	2,653
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—	10,424	10,964	—	21,388
Accumulated Depreciation	—	—	(6,555)	(4,694)	—	(11,249)
Net property, plant and equipment	—	—	3,869	6,270	—	10,139
Restricted cash and securities	22	—	9	—	—	31
GOODWILL AND OTHER ASSETS
Goodwill	—	—	352	7,377	—	7,729
Customer relationships, net	—	—	—	860	—	860
Other intangible assets, net	—	—	1	54		55
Investment in subsidiaries	16,869	17,599	3,674	—	(38,142)	—
Deferred tax assets	51	2,687	—	632	—	3,370
Other, net	—	—	16	35	—	51
Total goodwill and other assets	16,920	20,286	4,043	8,958	(38,142)	12,065
TOTAL ASSETS	$33,989	42,001	9,735	18,232	(79,069)	24,888

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	—	—	2	5	—	7
Accounts payable	—	—	307	399	—	706
Accrued expenses and other liabilities
Income and other taxes	—	—	103	13	—	116
Salaries and benefits	—	—	160	35	—	195
Interest	11	110	—	8	—	129
Due to affiliates	—	—	40,927	—	(40,927)	—
Current portion of deferred revenue	—	—	116	150	—	266

Other	—	—	24	28	—	52
Total current liabilities	11	110	41,639	638	(40,927)	1,471
LONG-TERM DEBT	592	10,108	13	164	—	10,877
DEFERRED REVENUES AND OTHER LIABILITES
Deferred credits	—	—	719	282	—	1,001
Deferred tax liability	—	—	—	248	—	248
Other	16	—	155	203	—	374
Total deferred revenues and other liabilities	16	—	874	733	—	1,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)	33,370	31,783	(32,791)	16,697	(38,142)	10,917
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,989	42,001	9,735	18,232	(79,069)	24,888

Condensed Consolidating Statements of Cash Flows
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1)	—	172	137	—	308
INVESTING ACTIVITIES
Capital expenditures	—	—	(110)	(97)	—	(207)
Note receivable - affiliate	—	—	(1,825)	—	—	(1,825)
Net cash used in investing activities	—	—	(1,935)	(97)	—	(2,032)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(1)	—	(1)
Distributions	(250)	—	—	—	—	(250)
Increase (decrease) due to from affiliate, net	250	—	(250)	—	—	—
Net cash used in financing activities	—	—	(250)	(1)	—	(251)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	(2)	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	(1)	—	(2,013)	37	—	(1,977)
Cash, cash equivalents and restricted cash and securities at beginning of period	33	—	2,199	76	—	2,308
Cash, cash equivalents and restricted cash and securities at end of period	$32	—	186	113	—	331

Condensed Consolidating Statements of Cash Flows
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(61)	(401)	1,615	761	—	1,914
INVESTING ACTIVITIES
Capital expenditures	—	—	(667)	(452)	—	(1,119)
Purchase of marketable securities	—	—	(1,127)	—	—	(1,127)
Maturity of marketable securities	—	—	1,127	—	—	1,127
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net cash used in investing activities	—	—	(666)	(452)	—	(1,118)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,911)	1	(7)	—	(4,917)
Increase (decrease) due from/to affiliates, net	57	743	(460)	(340)	—	—
Net cash provided by (used in) financing activities	57	401	(459)	(347)	—	(348)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	3	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	(4)	—	490	(35)	—	451
Cash, cash equivalents and restricted cash and securities at beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$33	—	2,200	75	—	2,308

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(49)	(468)	565	2,295	—	2,343
INVESTING ACTIVITIES
Capital expenditures	—	—	(704)	(630)	—	(1,334)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	2	—	3
Net cash used in investing activities	—	—	(703)	(628)	—	(1,331)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	764	—	—	—	764
Payments of long-term debt	—	(806)	(1)	(13)	—	(820)
Increase (decrease) due from/to affiliates, net	47	504	1,107	(1,658)	—	—
Net cash provided by (used in) financing activities	47	462	1,106	(1,671)	—	(56)
Effect of exchange rates on cash, cash equivalents, restricted cash and securities	—	—	—	(3)	—	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	(2)	(6)	968	(7)	—	953
Cash, cash equivalents and restricted cash and securities at beginning of period	39	6	742	117	—	904
Cash, cash equivalents and restricted cash and securities at end of period	$37	—	1,710	110	—	1,857

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(41)	(617)	193	2,320	—	1,855
INVESTING ACTIVITIES
Capital expenditures	—	—	(453)	(776)	—	(1,229)
Cash related to deconsolidated Venezuela operations	—	—	—	(83)	—	(83)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	4	—	4
Other	—	—	(14)	—	—	(14)
Net cash used in investing activities	—	—	(467)	(855)	—	(1,322)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,832	—	—	—	4,832
Payments of long-term debt	(313)	(4,725)	(2)	(11)	—	(5,051)
Increase (decrease) due from/to affiliates, net	383	511	693	(1,587)	—	—
Net cash provided by (used in) financing activities	70	618	691	(1,598)	—	(219)
Effect of exchange rates on cash, cash equivalents, restricted cash and securities	—	—	—	(18)	—	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	29	1	417	(151)	—	296
Cash, cash equivalents and restricted cash and securities at beginning of period	10	5	325	268	—	608
Cash, cash equivalents and restricted cash and securities at end of period	$39	6	742	117	—	904

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

CenturyLink has extended oversight and monitoring processes that support our internal control over financial reporting to include our acquired operations. Except for these extensions, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

Part III

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. As part of the completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and the period ended December 31, 2017, covers the successor period from November 1, 2017, through December 31, 2017.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have omitted this information pursuant to General Instruction I.
ITEM 11.    EXECUTIVE COMPENSATION
We have omitted this information pursuant to General Instruction I.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We have omitted this information pursuant to General Instruction I.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We have omitted this information pursuant to General Instruction I.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pre-Approval Policies and Procedures

The Audit Committee of CenturyLink's Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us for the successor year ended December 31, 2017 and the predecessor year ended December 31, 2016 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Audit fees	$4,303	5,278
Audit-related fees	168	386
Tax fees	7	8
Total fees	$4,478	5,672

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees— These fees consisted principally of fees for the audit of financial statements, including statutory audits of foreign subsidiaries, audit of internal control over financial reporting, and fees relating to comfort letters and registration statements.

Audit-related fees—These fees consisted principally of fees for audits of employee benefit plans, agreed-upon procedures reports, due diligence activities, and other audits not required by statute or regulation.

Tax fees - These fees consisted principally of fees for tax consultation and tax compliance activities.

The Level 3 Audit Committee approved in advance all of the services performed by KPMG described above.

Part IV
Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. As part of the completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and the period ended December 31, 2017, covers the successor period from November 1, 2017, through December 31, 2017.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
 Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

2.1
Agreement and Plan of Merger, dated as of October 31, 2016, by and among Level 3 Communications, Inc., CenturyLink, Inc., Wildcat Merger Sub 1 LLC and Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file no. 001-25134) dated November 3, 2016).

3.1
Certificate of Formation of Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file No. 001-35134) dated November 1, 2017).

3.2
Amended and Restated Limited Liability Company Agreement of Level 3 Parent, LLC, effective as of November 1, 2017 (f/k/a WWG Merger Sub LLC) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file No. 001-35134) dated November 1, 2017).

4.1.1
Indenture, dated as of November 14, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 14, 2013)

4.1.2
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated March 17, 2014).

4.1.3
Supplemental Indenture, dated as of March 14, 2014, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated March 17, 2014).

4.1.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 14, 2013, governing the 6.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.1.5

Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 14, 2013, governing the 6.125% Senior Notes due 2021 (incorporated by referenced to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.2.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2014).

4.2.2
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 5, 2014).

4.2.3
Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2022 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 5, 2014).

4.2.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, governing the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.2.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, governing the 5.375% Senior Notes due 2022 (incorporated by referenced to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.3.1
Indenture, dated as of December 1, 2014, between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.750% Senior Notes due 2022 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated December 1, 2014).

4.3.2
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, Inc., and The Bank of New York Mellon Trust Company, N.A, amending the Indenture, dated as of December 1, 2014 governing the 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.3.3
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc., Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., amending the Indenture, dated as of December 1, 2014 governing the 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.4.1
Indenture, dated as of January 29, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated January 30, 2015).

4.4.2
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated June 4, 2015).

4.4.3
Supplemental Indenture, dated as of June 3, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated June 4, 2015).

4.4.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015, governing the 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.4.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015 governing the 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.5.1
Indenture, dated as of April 28, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated April 30, 2015).

4.5.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 2, 2015).

4.5.3
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 2, 2015).

4.5.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, governing the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.5.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015 governing the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.6.1
Indenture, dated as of April 28, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated April 30, 2015).

4.6.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 2, 2015).

4.6.3
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 2, 2015).

4.6.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, governing the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.6.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015 governing the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.7.1
Indenture, dated as of November 13, 2015, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 13, 2015).

4.7.2
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated February 8, 2016).

4.7.3
Supplemental Indenture, dated as of February 8, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated February 8, 2016).

4.7.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015, governing the 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.7.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015 governing the 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

4.8.1
Indenture, dated as of March 22, 2016, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated March 22, 2016).

4.8.2
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 16, 2016).

4.8.3
Supplemental Indenture, dated as of September 16, 2016, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 16, 2016).

4.8.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016 governing the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

4.8.5
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016 governing the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

10.1
Credit Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.2
Guarantee Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.3
Collateral Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.4
Indemnity, Subrogation and Contribution Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries of Level 3 Communications, Inc. and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.5
Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC and the Subsidiaries party thereto (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.6
Supplement No. 1 to Omnibus Offering Proceeds Note Subordination Agreement, dated as of March 13, 2007, among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 Financing, Inc. and the Subsidiaries party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated March 16, 2007).

10.7
Amendment Agreement to the March 13, 2007 Credit Agreement, dated April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated April 17, 2009).

10.8
Amended and Restated Loan Proceeds Note Collateral Agreement, dated as of March 13, 2007, as amended and restated as of April 16, 2009, among Level 3 Financing, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated April 17, 2009).

10.9
First Amendment, dated as of May 15, 2009, to the Amended and Restated Credit Agreement dated as of April 16, 2009, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Wachovia Bank, N.A., and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 000-15658) dated May 15, 2009).

10.10
Second Amendment Agreement to the Amended and Restated Credit Agreement, dated as of October 4, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 001-35134) dated October 6, 2011).

10.11
Third Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 001-35134) dated November 17, 2011).

10.12
Fourth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 6, 2012, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 001-35134) dated August 9, 2012).

10.13
Fifth Amendment Agreement to Amended and Restated Credit Agreement dated October 4, 2012 among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 001-35134) dated October 5, 2012).

10.14
Sixth Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 12, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2013).

10.15
Seventh Amendment Agreement to Amended and Restated Credit Agreement, dated as of August 16, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 16, 2013).

10.16
Eighth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 4, 2013, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated October 4, 2013).

10.17
Ninth Amendment Agreement to Amended and Restated Credit Agreement, dated as of October 31, 2014, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated October 30, 2014).

10.18
Tenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of May 8, 2015, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated May 15, 2015).

10.19
Eleventh Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 22, 2016, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 22, 2016).

10.20
Twelfth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of February 22, 2017, by and between Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35134) dated February 22, 2017), including the Amended and Restated Loan Proceeds Notes issued on the same date by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 and Exhibit 10.3 to the Registrant's Current Report on Form 8-K (file No. 001-35134) dated February 22, 2017).

10.21
Assumption Agreement, dated as of November 1, 2017, between Level 3 Parents, LLC (f/k/a WWG Merger Sub LLC) and Merrill Lynch Capital Corporation, as administrative agent and collateral agent, with respect to the Amended and Restated Credit Agreement, amended as of February 22, 2017, among Level 3 Communications, Inc., Level 3 Financing, Inc., as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

12	Calculation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION
Not Applicable
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this March 1, 2018

LEVEL 3 PARENT, LLC
By: /s/ David D. Cole
Name: David D. Cole
Title: Executive Vice President - Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glen F. Post, III Glen F. Post, III	Chief Executive Officer	March 1, 2018
/s/ Sunit S. Patel Sunit S. Patel	Executive Vice President and Chief Financial Officer	March 1, 2018
/s/ David D. Cole David D. Cole	Executive Vice President - Controller (Chief Accounting Officer) and Director	March 1, 2018
/s/ Stacey W. Goff Stacey W. Goff	Director	March 1, 2018