Form 10-Q
period 2018-03-31
Level 3 Parent, LLC
filed 2018-05-10
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
(720) 888-1000
(Registrant’s telephone number,
including area code)

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).

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

PART I-FINANCIAL INFORMATION

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries. The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-Q refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-Q is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our traditional wireline service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, universal service, broadband deployment, data protection and net neutrality;

•
our ability to timely realize the anticipated benefits of our recently-completed combination with Level 3, including our ability to attain anticipated cost savings, to use Level 3's net operating loss carryforwards in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce profitable new offerings on a timely and cost-effective basis;

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, periodic share repurchases, dividends, pension contributions and other benefits payments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or other capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,062	2,048
Operating revenues - affiliate	25	—
Total operating revenues	2,087	2,048
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	998	1,051
Selling, general and administrative expenses	344	364
Operating expenses - affiliate	53	—
Depreciation and amortization	431	296
Total costs and expenses	1,826	1,711
OPERATING INCOME	261	337
OTHER INCOME (EXPENSE)
Interest income	1	2
Interest income - affiliate	16	—
Interest expense	(120)	(134)
Loss on modification and extinguishment of debt	—	(44)
Other income, net	6	4
Total other income (expense), net	(97)	(172)
INCOME BEFORE INCOME TAX EXPENSE	164	165
Income tax expense	(102)	(70)
NET INCOME	$62	95

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in millions)
NET INCOME	$62	$95
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax effect of ($14) and ($8)	72	20
Defined benefit pension plan adjustments, net of tax effect of $0 and $0	—	1
Other Comprehensive Income, net of tax	72	21
COMPREHENSIVE INCOME	$134	$116

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Successor	Successor
	March 31,	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259	297
Restricted cash and securities	5	5
Assets held for sale	140	140
Accounts receivable, less allowance of $4 and $3, respectively	726	748
Accounts receivable - affiliate	3	13
Note receivable - affiliate	1,825	1,825
Other	183	117
Total current assets	3,141	3,145
Property, plant and equipment, net of accumulated depreciation of $380 and $143, respectively	9,542	9,412
Restricted cash and securities	29	29
GOODWILL AND OTHER ASSETS
Goodwill	11,141	10,837
Customer relationships, net	8,206	8,845
Other intangibles, net	390	378
Deferred tax assets	458	426
Other, net	96	63
Total goodwill and other assets	20,291	20,549
TOTAL ASSETS	$33,003	33,135
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9	8
Accounts payable	678	695
Accounts payable - affiliate	95	41
Accrued expenses and other liabilities
Income and other taxes	87	100
Salary and benefits	163	136
Interest	95	109
Current portion of deferred revenue	273	258
Current portion of deferred revenue - affiliate	2	2
Other	67	57
Total current liabilities	1,469	1,406
LONG-TERM DEBT	10,872	10,882
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	1,106	1,093
Deferred revenue - affiliate	6	6
Deferred tax liability	209	212
Other	321	264
Total deferred credits and other liabilities	1,642	1,575
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY
Member's equity	18,924	19,254
Accumulated other comprehensive income	96	18
Total member's equity	19,020	19,272
Total liabilities and member's equity	33,003	33,135

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in millions)
OPERATING ACTIVITITES
Net income	$62	95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	431	296
Share-based compensation	27	48
Loss on modification and extinguishment of debt	—	44
Net long-term debt issuance costs and premium amortization	(9)	5
Accrued interest on long-term debt, net	(14)	(28)
Deferred income taxes	104	62
Other, net	5	(5)
Changes in current assets and liabilities
Accounts receivable	21	6
Accounts payable	(18)	42
Deferred revenue	15	50
Other current assets and liabilities	(90)	(76)
Other current assets and liabilities, affiliate	37	—
Net cash provided by operating activities	571	539
INVESTING ACTIVITIES
Capital expenditures	(252)	(368)
Deposits received on assets held for sale	34	—
Proceeds from sale of property, plant and equipment and other assets	1	—
Net cash used in investing activities	(217)	(368)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569
Payments of long-term debt	(1)	(4,613)
Distributions	(390)	—
Net cash used in financing activities	(391)	(44)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	(1)	1
Net (decrease) increase in cash, cash equivalents and restricted cash and securities	(38)	128
Cash, cash equivalents and restricted cash and securities and beginning of period	331	1,857
Cash, cash equivalents and restricted cash and securities and end of period	$293	1,985

Supplemental cash flow information:
Interest paid	$129	153
Income taxes paid, net	8	10

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$19,254	—
Distributions	(390)	—
Adoption of ASU 2014-09, Revenue from Contracts with Customers	9	—
Adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(6)	—
Purchase price accounting adjustments	(5)	—
Net income	62	—
Balance at end of period	18,924	—
COMMON STOCK
Balance at beginning of period	—	4
Balance at end of period	—	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	19,800
Common stock issued under employee stock benefit plans and other	—	10
Share-based compensation	—	38
Balance at end of period	—	19,848
ACCUMULATED OTHER COMPREHENSIVE (INCOME) LOSS
Balance at beginning of period	18	(387)
Other comprehensive income	72	21
Adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	—
Balance at end of period	96	(366)
ACCUMULATED DEFICIT
Balance at beginning of period	—	(8,500)
Net income	—	95
Balance at end of period	—	(8,405)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$19,020	11,081

See accompanying notes to unaudited consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Background

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

Basis of Presentation

On November 1, 2017, we became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at CenturyLink's preliminary estimates of fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

The consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the first quarter of 2018.

In conjunction with our acquisition on November 1, 2017, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $24 million from depreciation and amortization to cost of services and products for the predecessor three months ended March 31, 2017. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, member's/stockholders' equity and cash flows are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. Our current definitions are as follows:

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018, although we cannot assure you of this.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax assets at December 31, 2017 and recognized a tax expense of approximately $195 million in our consolidated statement of operations for the year ended December 31, 2017. During the first three months of 2018, we increased the tax expense from tax reform by $64 million due to changes in certain purchase accounting adjustments related to CenturyLink’s acquisition of us.

The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. Although we have not determined a reasonable estimate of the impact of the one-time repatriation tax, we do not expect this one-time tax to materially impact us, but we cannot provide any assurance that upon completion of the analysis the amount will not be material.

Because of our net operating loss carryforwards, we do not expect to experience a material immediate reduction in the amount of cash taxes paid by us to CenturyLink as part of our tax allocation policy. However, we anticipate that this provision may reduce our cash income taxes in future years.

Recently Adopted Accounting Pronouncements
In the first quarter or 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, and ASU 2018 - 02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
Each of these is described further below.

Revenue Recognition

On May 28, 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

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

Upon adoption, we are deferring (i.e. capitalizing) incremental contract acquisition costs and are recognizing (i.e. amortizing) them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Our deferred contract costs for our customers have average amortization periods of approximately 12 months to 60 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we assess our deferred contract cost asset for impairment on a periodic basis.

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

We recognized a cumulative adjustment of $9 million to beginning retained earnings, net of tax effect, on January 1, 2018, as a result of deferring commissions as contract acquisition costs that were not previously deferred. Adoption of this standard increased our disclosures regarding revenue recognition, see Note 5 - Revenue Recognition for additional information.

Income Taxes

On October 24, 2016, FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.

Comprehensive Income
ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.  If an entity elects to reclassify the income tax effects of the Tax Cuts and Jobs Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included.  ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  We early adopted ASU 2018-02 in the first quarter of 2018 and applied it in the period of adoption. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income.   See Note 9 - Accumulated Other Comprehensive Income (Loss) for additional information.
Recent Accounting Pronouncements
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
On January 25, 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02. ASU 2018-01permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.
We are in the process of implementing a new lease administrative and accounting system. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements.
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

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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

(2) CenturyLink Merger

On November 1, 2017, CenturyLink acquired us through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as CenturyLink's indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC.

As a result of the acquisition, Level 3 Communications, Inc. shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 Communications, Inc. common stock they owned at closing, subject to certain limited exceptions. CenturyLink issued this consideration with respect to all of the outstanding common stock of Level 3, with the exception of shares held by the dissenting common shareholders. Upon closing, CenturyLink shareholders owned approximately 51% and former Level 3 shareholders owned approximately 49% of the combined company.

In addition, each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into $26.50 in cash and 1.4286 shares of CenturyLink common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award (the "Converted RSU Awards"). Each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a CenturyLink restricted stock unit award using a conversion ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement (“the Continuing RSU Awards”).

The preliminary estimated amount of aggregate consideration of $19.628 billion is based on:

•
the 517.3 million shares of CenturyLink’s common stock (including those issued in connection with the Converted RSU Awards) issued to consummate the acquisition and the closing stock price of CenturyLink common stock at October 31, 2017 of $18.99;

•
the cash consideration of $26.50 per share on the 362.2 million common shares of Level 3 issued and outstanding as of October 31, 2017, and the cash consideration of $1 million paid on the Converted RSUs awards;

•	the estimated value of $131 million of Continuing RSU Awards, which represents the pre-combination portion of Level 3’s share-based compensation awards replaced by CenturyLink; and

•	the approximately $58.0 million of cash paid to settle claims of former holders of dissenting shares.

At closing, CenturyLink assumed Level 3's long-term debt of approximately $10.6 billion.

In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020, and may be prepaid by CenturyLink at any time.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires the combined company to divest certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and the combined company will divest 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an Indefeasible Right of Use agreement. The metro network assets are classified as assets held for sale on the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Our results of operations have been included in the consolidated results of operations of CenturyLink beginning November 1, 2017. CenturyLink recognized our assets and liabilities based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of us as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets will require significant judgment. As such, CenturyLink has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of our assets acquired and liabilities assumed, along with the related allocation to goodwill. The fair values of certain tangible assets, intangible assets, certain liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. CenturyLink expects to complete the final fair value determinations prior to the anniversary date of the acquisition. CenturyLink’s final fair value determinations may be significantly different than those reflected in our consolidated financial statements at March 31, 2018. The recognition of assets and liabilities at fair value are reflected in our financial statements and therefore result in a new basis of accounting for the “successor period” beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

Based solely on CenturyLink’s preliminary estimates, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.141 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that CenturyLink expects to realize.

The following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments(3)	Adjusted November 1, 2017 Balance as of March 31, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(3)	3,314
Property, plant and equipment	9,311	92	9,403
Identifiable intangible assets (2)			—
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	156	938
Current liabilities, excluding current maturities of long-term debt	(1,461)	—	(1,461)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,613)	(65)	(1,678)
Goodwill	10,837	304	11,141
Total estimated aggregate consideration	$19,633	(5)	19,628

(1) Includes a preliminary estimated fair value of $863 million for accounts receivable, which had a gross contractual value of $884 million on November 1, 2017. The $21 million difference between the gross contractual value and the preliminary estimated fair value assigned represents our best estimate as of November 1, 2017 of contractual cash flows that will not be collected.

(2) The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.

(3) All purchase price adjustments occurred during the three months ended March 31, 2018.

Acquisition-Related Expenses
We have incurred acquisition-related expenses related to our activities surrounding the CenturyLink Merger. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Transaction-related expenses	$—	3
Integration-related expenses	18	18
Total acquisition-related expenses	$18	21

Subsequent Events

In April 2018 we distributed $15 million to CenturyLink.

On May 4, 2018, we sold network assets in Boise that we were required to divest as a condition to the merger. These assets were classified as assets held for sale on our March 31, 2018 and December 31, 2017 consolidated balance sheets and no gain or loss was recognized on this transaction.
On January 22, 2018, we entered an agreement to sell certain intangible assets for $68 million. We received a deposit of $34 million in the first quarter of 2018 and it is recorded in other current liabilities on our March 31, 2018 consolidated balance sheet. The receipt of this $34 million is reflected in our cash flows from investing activities on our March 31, 2018 statement of cash flows. The remaining $34 million was collected in the second quarter of 2018.

(3) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$11,141	10,837
Customer relationships, less accumulated amortization of $300 and $126	8,206	8,845
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $11 and $4	119	126
Developed technology, less accumulated amortization of $22 and $9	271	252
Total other intangible assets, net	$390	378

Our goodwill balance at December 31, 2017 includes $16 million of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the successor three months ended March 31, 2018 and the predecessor three months ended March 31, 2017 was $194 million and $52 million, respectively. As of the successor date of March 31, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $20 billion. As of March 31, 2018, the weighted average remaining useful lives of our finite-lived intangible assets was 11.6 years in total; 11.9 years for customer contracts and relationships, 4.6 years for trade names, and 4.6 years for developed technology.

We estimate that total amortization expense for intangible assets for the successor years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining nine months)	$599
2019	799
2020	799
2021	799
2022	787

(4) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	March 31, 2018	December 31, 2017
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes(1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes(2)	5.125% - 6.125%	2021 - 2026	5,315	5,315
Term loan(3)	LIBOR + 2.25%	2024	4,611	4,611
Capital Leases	Various	Various	177	179
Total long-term debt, excluding unamortized premiums			10,703	10,705
Unamortized premiums, net			178	185
Total long-term debt			10,881	10,890
Less current maturities			(9)	(8)
Long-term debt, excluding current maturities			$10,872	$10,882

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.111% as of March 31, 2018 and 3.557% as of December 31, 2017. The interest rate on the Tranche B 2024 Term Loan is set with a minimum LIBOR of zero percent.

Capital Leases

As of March 31, 2018, we had $177 million of capital leases. We lease property, equipment, certain dark fiber facilities and metro fiber under non-cancelable IRU agreements that are accounted for as capital leases. The weighted average interest rate on these capital leases approximated 5.8% as of March 31, 2018.

Issuances

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

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt and capital leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)
2018 (remaining nine months)	$9
2019	8
2020	10
2021	651
2022	1,726
2023 and thereafter	8,299
Total long-term debt	$10,703

Covenants

The senior notes of Level 3 Parent, LLC and term loan and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, Level 3 Parent, LLC, as well as Level 3 Financing, Inc., will be required to offer to purchase certain of its long-term debt securities under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC.

Certain of CenturyLink's and our debt instruments contain cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Compliance

At March 31, 2018, we believe we were in compliance with the financial covenants contained in their respective material debt agreements.
For additional information on our long-term debt, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(5) Revenue Recognition

Level 3 earns revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under ASC 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues that are not accounted for under Accounting Standards Codification ("ASC") 606 from leasing arrangements (primarily fiber capacity agreements).

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Revenue recognition is recognized based on the following five-step model:

•	Identification of the contract(s) with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and,

•	Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. Our customers include global/international, enterprise, wholesale, government and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the enforceable contract term in alignment with the period of customer benefit. For usage, installation and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs. In most cases, the amount invoiced for our service offerings constitutes the price that would be billed on a standalone basis. To the extent certain products or services are discounted as part of a bundle arrangement, the bundle discounts are included in our calculation of the total transaction price with the customer which is allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination.

Promotional or performance-based incentives are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications is not typically significant to our results.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three months ended March 31, 2018 as well as a reconciliation of adjustments to revenue from the adoption of ASC 606 to ASC 605:

	Successor
	Three Months Ended March 31, 2018
	(Dollars in millions)
	Total Revenues	Adjustments(7)	Total Revenue from Contracts with Customers
Voice & Collaboration(1)	$381	—	381
IT and Managed Services(2)	1	—	1
Transport & Infrastructure(3)	675	(42)	633
IP & Data Services(4)	1,003	—	1,003
Regulatory revenues(5)	2	(2)	—
Affiliate revenues(6)	25	—	25
Total revenues	$2,087	(44)	2,043

Timing of revenue
Goods transferred at a point in time			$—
Services performed over time			2,043
Total revenue from contracts with customers			$2,043

(1) Includes local, long-distance and other ancillary revenues.
(2) Includes IT services and managed services revenues.
(3) Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(4) Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(5) Includes sublease rental income.
(6) Includes telecommunications and data services we bill to our affiliates.
(7) Includes sublease rental income and revenue from fiber capacity lease arrangements.

Customer Receivables and Contract Balances
The following table provides balances of customer receivables and contract liabilities as of March 31, 2018 and December 31, 2017:

	Successor
	March 31, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables(1)	$726	748
Contract liabilities	373	353
(1) Gross customer receivables of $730 and $751, net of allowance for doubtful accounts of $4 and $3, respectively.
Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the contract. We defer this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.

The following table provides information about revenues recognized for the three months ended March 31, 2018:

Successor
March 31, 2018
(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$97
Performance obligations satisfied in previous periods	—
Performance Obligations

A performance obligation is a promise in a contract with a customer to transfer a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation as services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges, which we recognize as revenue over the actual or expected contract term, which ranges from one to five years depending on the service. Expected contract term periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

We periodically transfer optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under the capacity IRU as lease revenue ratably over the term of the agreement. IRUs that are not classified as leases are accounted for as service contracts under ASC 605. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

In connection with offering products and services provided by third-party vendors, we review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods or services used to fulfill the performance obligation(s) associated with the transaction.

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenues in the period that the service level commitment was not met.

As of March 31, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $7.5 billion. We expect to recognize approximately 56% of this revenue through 2019, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs for the three months ended March 31, 2018:

	Successor
	Three Months Ended March 31, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$13	14
Costs incurred	15	23
Amortization	(2)	(2)
Impairments	—	—
End of period balance	$26	35
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities. The amount of these capitalized costs that are anticipated to be amortized in the next twelve months are included in other current assets on the consolidated balance sheet. The amount of capitalized costs expected to be amortized beyond the next twelve months is included on other assets on our consolidated balance. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

Acquisition and fulfillment costs are amortized based on the transfer of services to which the assets relate to which typically range from 12 months to 60 months, and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. A portion of these costs are amortized on a portfolio basis using an average expected contract term of 30 months.

Comparative Results
The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended March 31, 2018
	(Dollars in millions)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Operating revenues	$2,087	—	$2,087
Cost of services and products (exclusive of depreciation and amortization)	998	—	998
Selling, general and administrative	344	13	357
Income tax expense	102	(3)	99
Net income	62	(10)	52

	As of March 31, 2018
	(Dollars in millions)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Other current assets	$183	(11)	$172
Other long-term assets, net	96	(15)	81
Deferred income taxes, net	249	3	252
Member's Equity	18,924	(19)	18,905
(6) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of		As of
		March 31, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$10,704	10,435	10,711	10,528

(7) Commitments, Contingencies and Other Items

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. Amounts accrued for such contingencies aggregate to $92 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet at March 31, 2018. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued would have no effect on our results of operations but could materially adversely affect our cash flows for the affected period.

We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Below is a description of material legal proceedings and other contingencies pending at March 31, 2018. Although we believe we have accrued for these matters in accordance with the accounting guidance for contingencies, contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, one or more of these matters. For those contingencies in respect of which we believe it is reasonably possible that a loss may result that is materially in excess of the accrual (if any) established for the matter, we have either provided an estimate of such possible loss or range of loss or included a statement that such an estimate cannot be made. In addition to the contingencies described below, we are party to many other legal proceedings and contingencies, the resolution of which are not expected to materially affect our financial condition or future results of operations beyond the amounts accrued.

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

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $14 million at March 31, 2018, and is accrued for on the consolidated balance sheet.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the "Tribunal") decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and we filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. That appeal is pending.
In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. That appeal is pending.
Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending against the asserted claims, which aggregate to approximately $32 million at March 31, 2018.

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing certain assets (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues.

We have filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the judicial courts. In October 2012 and June 2014, we received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level, and we appealed this decision to the second administrative level. We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $54 million at March 31, 2018 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both March 31, 2018 and December 31, 2017, we had outstanding letters of credit or other similar obligations of approximately $36 million, of which $30 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

(8) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$90	68
Material, supplies and inventory	4	3
Deferred activation and installation charges	18	17
Deferred commissions	12	—
Other	59	29
Total other current assets	$183	117

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Self insurance	$6	11
Legal and tax reserves	15	31
Other	46	15
Total other current liabilities	$67	57

Included in accounts payable at March 31, 2018 and December 31, 2017 were $73 million and $74 million, respectively, associated with capital expenditures.

(9) Accumulated Other Comprehensive Income (Loss)

The tables below summarize changes in accumulated other comprehensive income recorded on our consolidated balance sheets by component for the successor three months ended March 31, 2018:

	Foreign Currency Translation Adjustments and Other	Total

Balance at December 31, 2017	$18	18
Other comprehensive income (loss) before reclassifications, net of tax	72	72
Adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	6
Net other comprehensive (loss) income	78	78
Balance at March 31, 2018	$96	96

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the predecessor three months ended March 31, 2017:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(34)	(353)	(387)
Other comprehensive income before reclassifications, net of tax	—	20	20
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net other comprehensive (loss) income	1	20	21
Balance at March 31, 2017	$(33)	(333)	(366)

(10) Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	$—	$956	$1,146	$(40)	2,062
Operating revenues - affiliate	—	—	25	—	—	25
Total operating revenues	—	—	981	1,146	(40)	2,087
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	589	449	(40)	998
Selling, general and administrative	—	1	259	84	—	344
Operating expenses - affiliate	—	—	53	—	—	53
Depreciation and amortization	—	—	170	261	—	431
Total cost and expenses	—	1	1,071	794	(40)	1,826
OPERATING INCOME (LOSS)	—	(1)	(90)	352	—	261
OTHER INCOME (EXPENSE)
Interest income	—	—	—	1	—	1
Interest income - affiliate	16	—	—	—	—	16
Interest expense	(8)	(108)	(1)	(3)	—	(120)
Interest income (expense) - intercompany, net	355	608	(881)	(82)	—	—
Equity in net earnings (losses) of subsidiaries	(315)	(839)	(1)	—	1,155	—
Other income, net	—	—	1	5	—	6
Total other income (expense)	48	(339)	(882)	(79)	1,155	(97)
INCOME (LOSS) BEFORE INCOME TAXES	48	(340)	(972)	273	1,155	164
Income tax benefit (expense)	14	25	(47)	(94)	—	(102)
NET INCOME (LOSS)	62	(315)	(1,019)	179	1,155	62
Other comprehensive income (loss), net of income taxes	72	—	—	72	(72)	72
COMPREHENSIVE INCOME (LOSS)	$134	(315)	(1,019)	251	1,083	134

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	$—	$920	$1,157	$(29)	$2,048
Operating revenues - affiliate	—	—	—	—	—	—
Total operating revenues	—	—	920	1,157	(29)	2,048
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	583	497	(29)	1,051
Selling, general and administrative expenses	1	1	277	85	—	364
Operating expenses - affiliate	—	—	—	—	—	—
Depreciation and amortization	—	—	87	209	—	296
Total cost and expenses	1	1	947	791	(29)	1,711
OPERATING INCOME (LOSS)	(1)	(1)	(27)	366	—	337
OTHER INCOME (EXPENSE)
Interest income	—	—	2	—	—	2
Interest income - affiliate	—	—	—	—	—	—
Interest expense	(9)	(120)	(1)	(4)	—	(134)
Interest income (expense) - intercompany, net	377	574	(869)	(82)	—	—
Equity in net earnings (losses) of subsidiaries	(275)	(646)	203	—	718	—
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Other income, net	—	—	5	(1)	—	4
Total other income (expense)	93	(236)	(660)	(87)	718	(172)
INCOME (LOSS) BEFORE INCOME TAXES	92	(237)	(687)	279	718	165
Income tax expense	3	(38)	(1)	(34)	—	(70)
NET INCOME (LOSS)	95	(275)	(688)	245	718	95
Other comprehensive income (loss), net of income taxes	21	—	—	21	(21)	21
COMPREHENSIVE INCOME (LOSS)	$116	$(275)	$(688)	$266	$697	$116

Condensed Consolidating Balance Sheets
March 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39	—	133	87	—	259
Restricted cash and securities	—	—	1	4	—	5
Assets held for sale	68	—	5	67	—	140
Accounts receivable	—	—	10	716	—	726
Accounts receivable - affiliate	—	—	—	3	—	3
Intercompany advances	16,493	21,422	—	5,368	(43,283)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	95	88	—	183
Total current assets	18,425	21,422	244	6,333	(43,283)	3,141
Property, plant, and equipment, net	—	—	3,103	6,439	—	9,542
Restricted cash and securities	19	—	10	—	—	29
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,658	9,483	—	11,141
Customer relationships, net	—	—	3,979	4,227	—	8,206
Other intangible assets, net	—	—	390	—	—	390
Investment in subsidiaries	16,955	18,788	3,609	—	(39,352)	—
Deferred tax assets	279	1,826	114	10	(1,771)	458
Other, net	—	—	54	42	—	96
Total goodwill and other assets	17,234	20,614	9,804	13,762	(41,123)	20,291
TOTAL ASSETS	$35,678	42,036	13,161	26,534	(84,406)	33,003

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	—	2	7	—	9
Accounts payable	—	1	318	359	—	678
Accounts payable - affiliate	27	—	66	2	—	95
Accrued expenses and other liabilities
Income and other taxes	—	1	45	41	—	87
Salaries and benefits	—	—	129	34	—	163
Interest	3	85	—	7	—	95

Current portion of deferred revenue	—	—	135	138	—	273
Current portion of deferred revenue - affiliate	—	—	2	—	—	2
Intercompany payables	—	—	43,283	—	(43,283)	—
Other	—	—	16	51	—	67
Total Current Liabilities	30	87	43,996	639	(43,283)	1,469
LONG-TERM DEBT	615	10,088	13	156	—	10,872
DEFERRED REVENUES AND OTHER LIABILITIES
Deferred revenues	—	—	843	263	—	1,106
Deferred revenues - affiliate	—	—	5	1	—	6
Deferred tax liability	648	—	849	483	(1,771)	209
Other	1	—	174	146	—	321
Total deferred credits and other	649	—	1,871	893	(1,771)	1,642
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,384	31,861	(32,719)	24,846	(39,352)	19,020
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,678	42,036	13,161	26,534	(84,406)	33,003

Condensed Consolidating Balance Sheets
December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	—	175	109	—	297
Restricted cash and securities	—	—	1	4	—	5
Assets held for sale	68	—	5	67	—	140
Accounts receivable	—	—	26	722	—	748
Accounts receivable - affiliate	—	—	60	4	(51)	13
Intercompany advances	16,251	21,032	—	5,200	(42,483)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	54	63	—	117
Total current assets	18,157	21,032	321	6,169	(42,534)	3,145
Property, plant, and equipment, net	—	—	3,237	6,175	—	9,412
Restricted cash and securities	19	—	10	—	—	29
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,200	9,637	—	10,837
Customer relationships, net	—	—	4,324	4,521	—	8,845
Other intangible assets, net	—	—	378	—	—	378
Investment in subsidiaries	16,954	18,403	3,616	—	(38,973)	—
Deferred tax assets	280	1,795	—	122	(1,771)	426
Other, net	—	—	32	31	—	63
Total goodwill and other assets	17,234	20,198	9,550	14,311	(40,744)	20,549
TOTAL ASSETS	$35,410	41,230	13,118	26,655	(83,278)	33,135

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2	6	—	8
Accounts payable	—	1	323	371	—	695
Accounts payable - affiliate	11	—	—	81	(51)	41
Accrued expenses and other liabilities
Income and other taxes	—	—	55	45	—	100
Salaries and benefits	—	—	109	27	—	136
Interest	11	91	—	7	—	109

Current portion of deferred revenue	—	—	127	131	—	258
Current portion of deferred revenue - affiliate	—	—	2	—	—	2
Intercompany payables	—	—	42,483	—	(42,483)	—
Other	16	—	23	18	—	57
Total current liabilities	38	92	43,124	686	(42,534)	1,406
LONG-TERM DEBT	616	10,096	13	157	—	10,882
DEFERRED REVENUES AND OTHER LIABILITIES
Deferred revenues	—	—	841	252	—	1,093
Deferred revenues - affiliate	—	—	5	1	—	6
Deferred tax liability	648	—	870	465	(1,771)	212
Other	1	1	98	164	—	264
Total deferred credits and other liabilities	649	1	1,814	882	(1,771)	1,575
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,107	31,041	(31,833)	24,930	(38,973)	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,410	41,230	13,118	26,655	(83,278)	33,135

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(8)	—	490	89	—	571
INVESTING ACTIVITIES
Capital expenditures	—	—	(142)	(110)	—	(252)
Proceeds from the sale of property, plant and equipment and other assets	—	—	—	1	—	1
Deposits received on assets held for sale	34	—	—	—	—	34
Net cash provided by (used in) investing activities	34	—	(142)	(109)	—	(217)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(1)	—	(1)
Distributions	(390)	—	—	—	—	(390)
Increase (decrease) due from/to affiliates, net	390	—	(390)	—	—	—
Net cash provided by (used in) financing activities	—	—	(390)	(1)	—	(391)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	26	—	(42)	(22)	—	(38)
Cash, cash equivalents and restricted cash and securities and beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash and securities and end of period	$58	—	144	91	—	293

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(16)	(135)	109	581	—	539
INVESTING ACTIVITIES
Capital expenditures	—	—	(233)	(135)	—	(368)
Net cash provided by (used in) investing activities	—	—	(233)	(135)	—	(368)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,611)	—	(2)	—	(4,613)
Increase (decrease) due from/to affiliates, net	16	177	262	(455)	—	—
Net cash provided by (used in) financing activities	16	135	262	(457)	—	(44)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	1	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	—	—	138	(10)	—	128
Cash, cash equivalents and restricted cash and securities and beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities and end of period	$37	—	1,848	100	—	1,985

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

Unless context requires otherwise, references to the period ended March 31, 2017 covers the predecessor period from January 1, 2017 through March 31, 2017, and the period ended March 31, 2018 covers the successor period from January 1, 2018 through March 31, 2018.

All references to "Notes" in this Item 2 of Part I refer to notes to consolidated financial statements included in Item 1 of Part I of this report.

Certain statements in this report constitute forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to us. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See the last paragraph of this Item 2 of Part I and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in annual report on Form 10-K for the year ended December 31, 2017, and with the consolidated financial statements and related notes in Item I of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized on a monthly basis as these services are provided. For contracts involving private line, wavelength and the lease of dark fiber services, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

As discussed in Note 2 - CenturyLink Merger, on November 1, 2017, we became a wholly owned subsidiary of CenturyLink.

Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values and have been updated through March 31, 2018. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. CenturyLink expects to complete its final fair value determinations no later than the fourth quarter of 2018. CenturyLink's final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of and for the successor period ended March 31, 2018. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We have recognized $18 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor period ended March 31, 2018. These expenses were comprised of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor period ended March 31, 2017, we recognized $20 million of expenses associated with our activities related to the acquisition. As part of the acquisition accounting, on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the successor three months ended March 31, 2018 and predecessor three months ended March 31, 2017:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Operating revenues	$2,087	2,048
Operating expenses	1,826	1,711
Operating income	261	337
Other income (expense)	(97)	(172)
Income tax expense	(102)	(70)
Net income	$62	95

Operating Revenues

We categorize our products, services and revenues among the following six categories:

•	Voice and collaboration, which includes local, long-distance and other ancillary revenues.

•	IT and managed services, which includes IT services and managed services revenues.

•	Transport and infrastructure, which includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.

•	IP and data services, which includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.

•	Regulatory, which includes sublease rental income and revenue from fiber capacity lease arrangements.

•	Affiliate, which includes telecommunications and data services we bill to our affiliates.

The following tables summarize our consolidated operating revenues recorded under our six revenue categories:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)
Voice and collaboration	$381	396	(15)	(4)%
IT and managed services	1	—	1	nm
Transport and infrastructure	675	678	(3)	—%
IP and data services	1,003	972	31	3%
Regulatory	2	2	—	—%
Affiliate	25	—	25	nm
Total revenues	$2,087	2,048	39	2%
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenues increased by $39 million, or 2%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in our total operating revenues was primarily due to an increase in IP and data services of $31 million, an increase in affiliate revenues of $25 million, partially offset by a decrease in voice and collaboration revenues of $15 million.

Voice and collaboration revenues decreased by $15 million, or 4%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in voice and collaboration revenues was primarily due to a decline in voice of $23 million and a decline in collaboration of $2 million, offset by a $10 million increase in VoIP revenues.

IT and managed services revenues increased $1 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017 due to a $1 million increase in managed services for the successor three months ended March 31, 2018.

Transport and infrastructure revenues decreased $3 million, or less than 1%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in transport and infrastructure revenues was primarily due to a decrease in private line revenues of $26 million, partially offset by an increase in wavelength revenues of $13 million, a $5 million increase in professional services, a $4 million increase in dark fiber revenues.

IP and data services revenues increased $31 million, or 3%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in IP and data services revenues was primarily due to a $12 million increase in VPN data networks, an $11 million increase in CDN revenues and a $9 million increase in IP revenues for the successor three months ended March 31, 2018.

Regulatory revenues remained flat for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017.

Affiliate revenues increased by $25 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in affiliate revenues was due to our acquisition by CenturyLink on November 1, 2017. Since CenturyLink's acquisition of us, we have recorded revenues from telecommunications and data services we bill to CenturyLink and certain of its subsidiaries as affiliate revenues. In the predecessor periods, since they were not affiliates, revenue associated with CenturyLink and its subsidiaries was recorded in the other operating revenue categories.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$998	1,051	(53)	(5)%
Selling, general and administrative	344	364	(20)	(5)%
Operating expenses - affiliate	53	—	53	nm
Depreciation and amortization	431	296	135	46%
Total costs and expenses	$1,826	1,711	115	7%
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of Depreciation and Amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $53 million, or 5%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in our cost of services and products for the successor three months ended March 31, 2018 was primarily due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not an affiliate, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $20 million, or 5%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. This decrease in our selling, general and administrative expenses was primarily due to a $16 million decrease in stock based compensation expense as a result of accelerated vesting for certain restricted stock awards associated with the CenturyLink acquisition as well as the vesting of performance restricted stock units, a decrease of $12 million for affiliate expenses which were included in selling, general and administrative during the predecessor period, offset by an $8 million increase in other expenses.

Operating Expenses - Affiliate

Operating expenses - affiliate increased by $53 million, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in our operating expenses - affiliate was due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$237	251	(14)	(6)%
Amortization	194	45	149	331%
Total depreciation and amortization	$431	296	135	46%

Depreciation expense decreased by $14 million, or 6%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. As of November 1, 2017, our property, plant and equipment were recorded at preliminary fair value and as a result net property, plant and equipment decreased $1 billion due to CenturyLink's acquisition of us. This decrease in asset value resulted in lower depreciation expense for the successor three months ended March 31, 2018 than would have been recorded had the acquisition not occurred. The accounting for CenturyLink's acquisition of us also resulted in an additional $8.740 billion in amortizable intangible customer relationship assets, which resulted in an additional $128 million of amortization expense for the successor three months ended March 31, 2018. In addition, trade names and developed technology were recorded at a fair value of $423 million, an increase of $401 million, which resulted in an additional $14 million of amortization expense for the successor three months ended March 31, 2018.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income	$1	2	(1)	(50)%
Interest income - affiliate	16	—	16	nm
Interest expense	(120)	(134)	(14)	(10)%
Loss on modification and extinguishment of debt	—	(44)	(44)	(100)%
Other income	6	4	2	50%
Total other income (expense)	(97)	(172)	(75)	(44)%
Income tax expense	$(102)	(70)	32	46%
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income

Interest income decreased by $1 million, or 50%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in interest income was primarily due to the decrease in our cash and cash equivalents balance.

Interest Income - Affiliate

Interest income - affiliate increased by $16 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in interest income - affiliate was due to the interest associated with our $1.825 billion loan made to CenturyLink in connection with the closing of the Merger Agreement.

Interest Expense

Interest expense decreased by $14 million, or 10%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in interest expenses was primarily due to refinancing of all of our then outstanding $4.611 billion senior secured term loans during the predecessor three months ended March 31, 2017 resulting in a lower effective interest rate.

Loss on Modification and Extinguishment of Debt

Loss on modification and extinguishment of debt decreased by $44 million or 100%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The decrease in loss on modification and extinguishment of debt was due to the refinancing of all of our then outstanding $4.611 billion senior secured term loans during the predecessor three months ended March 31, 2017.

Other Income (Expense)

Other income (expense) increased by $2 million, or 50%, for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017. The increase in other income (expense) was due to a $4 million foreign currency gain in the successor three months ended March 31, 2018, as compared to a $2 million foreign currency gain in the predecessor three months ended March 31, 2017.

Income Tax Expense

For the successor three months ended March 31, 2018 and the predecessor three months ended March 31, 2017, our effective income tax rate was 62% and 42%, respectively. The effective tax rate for the successor three months ended March 31, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate. See "Other Matters-Recent Tax Changes." This increase was partially offset by a tax benefit from releasing liabilities from uncertain tax positions due to statute expiration.

Liquidity and Capital Resources

Overview

At March 31, 2018, we held cash and cash equivalents of $259 million. At March 31, 2018, cash and cash equivalents of $226 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.

Impact of Merger with CenturyLink

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

Debt and Other Financing Arrangements

As of March 31, 2018, our long-term debt (including current maturities and capital leases) totaled $10.881 billion, compared to $10.890 billion outstanding as of December 31, 2017.

Subject to market conditions, from time to time, we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior unsecured debt of Level 3 Parent, LLC and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Historical Information

The following table summarizes our consolidated cash flow activities:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase/(Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$571	539	32
Net cash used in investing activities	(217)	(368)	(151)
Net cash used in financing activities	$(391)	(44)	347

Operating Activities

Net cash provided by operating activities increased $32 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017, primarily resulting from increased revenues. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased $151 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017 primarily due to capital expenditures of $368 million in the predecessor three months ended March 31, 2017 compared to $252 million in the successor three months ended March 31, 2018, partially offset by $34 million of deposits received on assets held for sale in the successor three months ended March 31, 2018 related to an agreement we entered into to sell $68 million of our assets held for sale.

Financing Activities

Net cash used in financing activities increased $347 million for the successor three months ended March 31, 2018, as compared to the predecessor three months ended March 31, 2017 primarily due to the $390 million of distributions we made to CenturyLink in the successor three months ended March 31, 2018, partially offset by the $44 million of cash used for the refinancing of debt in the predecessor three months ended March 31, 2017.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 7 - Commitments, Contingencies and Other Items for additional information.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018, although we cannot assure you of this.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax assets at December 31, 2017 and recognized a tax expense of approximately $195 million in our consolidated statement of operations for the year ended December 31, 2017. During the first three months of 2018, we increased the tax expense from tax reform by $64 million due to changes in certain purchase accounting adjustments related to CenturyLink’s acquisition of us.

The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. Although we have not determined a reasonable estimate of the impact of the one-time repatriation tax, we do not expect this one-time tax to materially impact us, but we cannot provide any assurance that upon completion of the analysis the amount will not be material.

Because of our net operating loss carryforwards, we do not expect to experience a material immediate reduction in the amount of cash taxes paid by us to CenturyLink as part of our tax allocation policy. However, we anticipate that this provision may reduce our cash income taxes in future years.

Certain Matters Related to the Merger with CenturyLink

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

As of the successor date of March 31, 2018, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

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

As of the successor date of March 31, 2018, we have approximately $10.526 billion (excluding capital lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.611 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso, in each case as of March 31, 2018. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" above.

Other Information

CenturyLink's and our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements.

CenturyLink completed the acquisition of Level 3, Inc. on November 1, 2017. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues the integration of Level 3. Other than the internal controls related to the adoption of ASC606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Effective November 1,2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries. The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-Q refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-Q is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-Q are the property of their respective owners.

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings in which we are involved, see Note 7 - Commitments, Contingencies and Other Items, to our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS
    Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2018.

LEVEL 3 PARENT, LLC
/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Interim Controller
(Principal Accounting Officer)