Form 10-Q
period 2018-06-30
Level 3 Parent, LLC
filed 2018-08-09
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

•
the ability of our parent company, CenturyLink, Inc. ("CenturyLink") to timely realize the anticipated benefits of its recently-completed combination with us, including its ability to attain anticipated cost savings, to use our net operating loss carryforwards in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions;

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

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, pension contributions and other benefits payments;

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

•
increases in the costs of CenturyLink's health or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn impact our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink);

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.

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

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$2,025	4,087	2,062	4,110
Operating revenues - affiliates	27	52	—	—
Total operating revenues	2,052	4,139	2,062	4,110
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	980	1,978	1,035	2,086
Selling, general and administrative	388	732	367	731
Operating expenses - affiliates	55	108	—	—
Depreciation and amortization	433	864	307	603
Total operating expenses	1,856	3,682	1,709	3,420
OPERATING INCOME	196	457	353	690
OTHER INCOME (EXPENSE)
Interest income	—	1	3	5
Interest income - affiliate	16	32	—	—
Interest expense	(124)	(244)	(131)	(265)
Loss on modification and extinguishment of debt	—	—	—	(44)
Other (expense) income, net	(4)	2	(2)	2
Total other expense, net	(112)	(209)	(130)	(302)
INCOME BEFORE INCOME TAX EXPENSE	84	248	223	388
Income tax expense	(44)	(146)	(69)	(139)
NET INCOME	$40	102	154	249

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Successor		Predecessor
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
NET INCOME	$40	102	154	249
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments, net of $44, $30, ($29) and ($37) tax	(235)	(163)	42	62
Defined benefit pension plan adjustments, net of $0, $0, $0 and $0 tax	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(235)	(163)	41	62
COMPREHENSIVE (LOSS) INCOME	$(195)	(61)	195	311

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	June 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$282	297
Restricted cash and securities	5	5
Assets held for sale	15	140
Accounts receivable, less allowance of $9 and $3	744	748
Accounts receivable - affiliate	4	13
Note receivable - affiliate	1,825	1,825
Other	201	117
Total current assets	3,076	3,145
Property, plant and equipment, net of accumulated depreciation of $609 and $143	9,396	9,412
Restricted cash and securities	25	29
GOODWILL AND OTHER ASSETS
Goodwill	11,078	10,837
Customer relationships, net	7,990	8,845
Other intangibles, net	396	378
Deferred tax assets	483	426
Other, net	108	63
Total goodwill and other assets	20,055	20,549
TOTAL ASSETS	$32,552	33,135
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$13	8
Accounts payable	581	695
Accounts payable - affiliate	106	41
Accrued expenses and other liabilities
Income and other taxes	81	100
Salaries and benefits	199	136
Interest	94	109
Current portion of deferred revenue	285	260
Other	45	57
Total current liabilities	1,404	1,406
LONG-TERM DEBT	10,857	10,882
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,138	1,099
Deferred income taxes	202	212
Other	341	264
Total deferred revenue and other liabilities	1,681	1,575
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	18,749	19,254
Accumulated other comprehensive (loss) income	(139)	18
Total member's equity	18,610	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$32,552	33,135

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(Dollars in millions)
OPERATING ACTIVITITES
Net income	$102	249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	864	603
Deferred income taxes	140	119
Share-based compensation	57	87
Loss on modification and extinguishment of debt	—	44
Net long-term debt issuance costs and premium amortization	(22)	9
Accrued interest on long-term debt, net	(15)	(32)
Other, net	6	(7)
Changes in current assets and liabilities:
Accounts receivable	(5)	16
Accounts payable	(100)	(17)
Deferred revenue	27	50
Other assets and liabilities	(53)	(21)
Other assets and liabilities, affiliate	17	—
Net cash provided by operating activities	1,018	1,100
INVESTING ACTIVITIES
Capital expenditures	(546)	(696)
Proceeds from sale of property, plant and equipment and other assets	119	—
Purchase of marketable securities	—	(1,127)
Net cash used in investing activities	(427)	(1,823)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569
Payments of long-term debt	(3)	(4,615)
Distributions	(605)	—
Net cash used in financing activities	(608)	(46)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	(2)	2
Net decrease in cash, cash equivalents and restricted cash and securities	(19)	(767)
Cash, cash equivalents and restricted cash and securities at beginning of period	331	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$312	1,090

Supplemental cash flow information
Interest paid	$270	282
Income taxes paid, net	$19	32
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY
(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$19,254	—
Net income	102	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	9	—
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(6)	—
Purchase price accounting adjustments	(5)	—
Distributions to CenturyLink	(605)	—
Balance at end of period	18,749	—
COMMON STOCK
Balance at beginning of period	—	4
Balance at end of period	—	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	19,800
Common stock issued under employee stock benefit plans and other	—	19
Share-based compensation	—	68
Balance at end of period	—	19,887
ACCUMULATED OTHER COMPREHENSIVE (INCOME) LOSS
Balance at beginning of period	18	(387)
Other comprehensive (loss) income	(163)	62
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	—
Balance at end of period	(139)	(325)
ACCUMULATED DEFICIT
Balance at beginning of period	—	(8,500)
Net income	—	249
Balance at end of period	—	(8,251)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$18,610	11,315

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Background

General

We are an international facilities-based communications company engaged in providing of a broad array of integrated communications services to our business customers. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

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

The consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the second quarter of 2018.

In conjunction with our acquisition on November 1, 2017, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $47 million from depreciation and amortization to cost of services and products for the predecessor six months ended June 30, 2017. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, member's/stockholders' equity and cash flows are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. Our current definitions are as follows:

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

Segments

Our operations are integrated into and reported as part of the consolidated segment data of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Income Taxes

As of June 30, 2018, we had not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"). which was signed into law and in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax assets at December 31, 2017 and recognized a tax expense of approximately $195 million in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we increased the tax expense from tax reform by $76 million due to changes in certain purchase accounting adjustments related to CenturyLink’s acquisition of us.

During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us in 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, we have not made any additional adjustments related to the Act in our financial statements.

Because of our net operating loss carryforwards, we do not expect to experience a further material immediate reduction in the amount of cash income taxes paid by us. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.

Recently Adopted Accounting Pronouncements

In the first quarter or 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” and ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

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

We adopted the new revenue recognition standard under the modified retrospective transition method. On January 1, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $9 million, net of $3 million of income taxes.

Under ASU 2014-09, we are now deferring (i.e. capitalizing) incremental contract acquisition and fulfillment costs and are recognizing (i.e. amortizing) such costs over either the initial contract (plus and anticipated renewal contracts to which the costs relate) or the average customer life. Our deferred contract acquisition and fulfillment costs for our customers have average amortization periods of approximately 12 months to 60 months and are monitored every period to reflect any significant change in assumptions.

We have material obligations to our customers in our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements. The majority of our indefeasible right of use arrangements are accounted for as operating leases.

See Note 4 - Revenue Recognition for additional information.

Comprehensive Income
ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Tax Cuts and Jobs Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We early adopted ASU 2018-02 in the first quarter of 2018 and applied it in the period of adoption. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income. See Note 11 - Accumulated Other Comprehensive Loss for additional information.

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
Recently Issued Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

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

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020 but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
On January 25, 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02". ASU 2018-01permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.
On July 30, 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements". ("ASU 2018-11") provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use the newly permitted adoption method.
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

As of June 30, 2018, the preliminary estimated amount of aggregate consideration was $19.628 billion.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires the combined company to divest (i) certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an indefeasible right of use agreement.

On January 22, 2018, we entered into an agreement to sell certain intangible assets for $68 million. During the second quarter of 2018, we sold network assets in Boise, Idaho and Albuquerque, New Mexico that we were required to divest as a condition of the merger. The proceeds from these sales were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions. All of the metro network assets were classified as assets held for sale on our consolidated balance sheet as of December 31, 2017. The Tucson, Arizona assets continue to be classified as assets held for sale on our consolidated balance sheet as of June 30, 2018.

Our results of operations have been included in the consolidated results of operations of CenturyLink beginning November 1, 2017. CenturyLink recognized our assets and liabilities based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of us as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets require significant judgment. CenturyLink is reviewing its valuation analysis and calculations of the estimates of the fair value of our assets acquired and liabilities assumed, along with the related allocation to goodwill. CenturyLink expects to complete the final fair value determinations prior to the anniversary date of the acquisition. CenturyLink’s final fair value determinations may be different than those reflected in our consolidated financial statements at June 30, 2018. The recognition of assets and liabilities at fair value are reflected in our financial statements and result in a new basis of accounting for the “successor period” beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

Based solely on CenturyLink’s preliminary estimates through June 30, 2018, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.143 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that CenturyLink expects to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

As of June 30, 2018, the following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments(3)	Adjusted November 1, 2017 Balance as of June 30, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(14)	3,303
Property, plant and equipment	9,311	113	9,424
Identifiable intangible assets (2)
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	184	966
Current liabilities, excluding current maturities of long-term debt	(1,461)	(20)	(1,481)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,613)	(85)	(1,698)
Goodwill	10,837	306	11,143
Total estimated aggregate consideration	$19,633	(5)	19,628

(1) Includes a preliminary estimated fair value of $861 million for accounts receivable, which had a gross contractual value of $884 million on November 1, 2017. The $23 million difference between the gross contractual value and the preliminary estimated fair value assigned represents our best estimate as of November 1, 2017 of contractual cash flows that will not be collected.
(2) The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.
(3) All purchase price adjustments occurred during the six months ended June 30, 2018.

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our activities surrounding the CenturyLink Merger. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Successor		Predecessor
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Transaction-related expenses	$—	—	2	5
Integration-related expenses	59	77	20	38
Total acquisition-related expenses	$59	77	22	43

(3) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$11,078	10,837
Customer relationships, less accumulated amortization of $477 and $126	$7,990	8,845
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $17 and $4	113	126
Developed technology, less accumulated amortization of $37 and $9	283	252
Total other intangible assets, net	$396	378

Our goodwill balance at December 31, 2017 includes $16 million of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the successor three and six months ended June 30, 2018 was $202 million and $396 million, respectively, and the predecessor three and six months ended June 30, 2017 was $52 million and $97 million, respectively. As of the successor date of June 30, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $20 billion.

We estimate that total amortization expense for intangible assets for the successor years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining six months)	$402
2019	805
2020	805
2021	805
2022	792

The following table shows the rollforward of goodwill from December 31, 2017 through June 30, 2018:

(Dollars in millions)
As of December 31, 2017	$10,837
Purchase accounting and other adjustments	306
Effect of foreign currency rate change	(65)
As of June 30, 2018	$11,078

(4) Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues from leasing arrangements (primarily fiber capacity agreements) and governmental subsidy payments, neither of which are accounted for under ASC 606.

Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and,

•	Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the contract term in alignment with the customer's receipt of service. For usage, installation and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs. In most cases, the amount invoiced for our service offerings constitutes the price that would be billed on a standalone basis.

Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service.

Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications is not significant to our results.

Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price that we expect to receive with the customer is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price is the price we sell to similar customers. The revenue associated with each performance obligation is then recognized as earned. The portion of any advance payment allocated to the service based upon its relative selling price is recognized ratably over the contract term.

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 - 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity and fiber assets and on all of the other elements deliverable under an IRU as non-ASC 606 lease revenue which we recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligations associated with the transaction.

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

Comparative Results
The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	(Dollars in millions)
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$2,052	—	2,052	4,139	—	4,139
Cost of services and products (exclusive of depreciation and amortization)	980	—	980	1,978	—	1,978
Selling, general and administrative	388	7	395	732	20	752
Income tax expense	44	(2)	42	146	(5)	141
Net income	40	(5)	35	102	(15)	87

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	June 30, 2018
	(Dollars in millions)
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Other current assets	$201	(16)	185
Deferred income tax assets, net	281	9	290
Other long-term assets, net	108	(18)	90
Member's equity	18,749	(25)	18,724
Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three and six months ended June 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Successor			Successor
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	(Dollars in millions)			(Dollars in millions)
	Total Revenues	Adjustments(7)	Total Revenue from Contracts with Customers	Total Revenues	Adjustments(7)	Total Revenue from Contracts with Customers
IP & Data Services (4)	$987	—	987	1,990	—	1,990
Transport & Infrastructure (3)	673	(52)	621	1,348	(94)	1,254
Voice & Collaboration (1)	363	—	363	744	—	744
IT and Managed Services (2)	1	—	1	2	—	2
Other revenues (5)	1	(1)	—	3	(3)	—
Affiliate revenues (6)	27	(27)	—	52	(52)	—
Total revenues	$2,052	(80)	1,972	4,139	(149)	3,990

Timing of revenue
Goods transferred at a point in time			$—			$—
Services performed over time			1,972			3,990
Total revenue from contracts with customers			$1,972			$3,990

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
(7) Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances
The following table provides balances of customer receivables and contract liabilities as of June 30, 2018 and January 1, 2018:

	Successor
	June 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$744	748
Contract liabilities	392	353

(1)	Gross customer receivables of $753 and $751, net of allowance for doubtful accounts of $9 and $3, at June 30, 2018 and January 1, 2018, respectively.
Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the contract. We defer this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.

The following table provides information about revenues recognized for the three and six months ended June 30, 2018:

	Successor
	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2018)	$97	16	113
Performance obligations satisfied in previous periods	—	—	—
Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation as services are provided.

As of June 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $6.5 billion. We expect to recognize approximately 51% of this revenue through 2019, with the balance recognized thereafter.

We do not disclose the amount of unsatisfied performance obligations for contracts under which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs for the three and six months ended June 30, 2018:

	Successor
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$26	35	13	14
Costs incurred	11	24	26	47
Amortization	(3)	(7)	(5)	(9)
End of period balance	$34	52	34	52
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities. Acquisition and fulfillment costs are amortized based on the transfer of services to which the assets relate which typically range from 12 months to 60 months and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. A portion of these costs are amortized on a portfolio basis using an average expected contract term of 30 months. The amount of these capitalized costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

(5) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	June 30, 2018	December 31, 2017
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes (2)	5.125% - 6.125%	2021 - 2026	5,315	5,315
Term loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Capital leases	Various	Various	174	179
Total long-term debt, excluding unamortized premiums			10,700	10,705
Unamortized premiums, net			170	185
Total long-term debt			10,870	10,890
Less current maturities			(13)	(8)
Long-term debt, excluding current maturities			$10,857	10,882

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.334% as of June 30, 2018 and 3.557% as of December 31, 2017. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR ") of zero percent.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt and capital leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)
2018 (remaining six months)	$7
2019	8
2020	10
2021	651
2022	1,726
2023 and thereafter	8,298
Total long-term debt	$10,700

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

Compliance

At June 30, 2018, we believe we were in compliance with the provisions and financial covenants contained in our respective material debt agreements.
For additional information on our long-term debt, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

(6)  Severance and Restructuring Costs
Changes in our accrued liabilities for severance expenses and restructuring costs were as follows:

	Successor
	Severance	Restructuring
	(Dollars in millions)
Balance at January 1, 2018	$5	4
Accrued to expense	12	46
Payments, net	(12)	(1)
Balance at June 30, 2018	$5	49

(7) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including business data services), Ethernet, network access, information technology and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We categorize our products, services and revenues among the following six categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•	Transport and infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•	Voice and collaboration, which includes primarily local voice, including wholesale voice, and other ancillary services;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•	Other, which includes sublease rental income; and

•
Affiliates services, we provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
Our operating revenues for our products and services consisted of the following categories:

	Successor		Predecessor
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
IP and data services	$987	1,990	986	1,958
Transport and infrastructure	673	1,348	688	1,366
Voice and collaboration	363	744	386	782
IT and managed services	1	2	—	—
Other	1	3	2	4
Affiliate	27	52	—	—
Total revenues	$2,052	4,139	2,062	4,110

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $98 million and $100 million for the successor three months ended June 30, 2018 and the predecessor three months ended June 30, 2017, respectively, and $205 million and $198 million for the successor six months ended June 30, 2018 and the predecessor six months ended June 30, 2017, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(8) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$10,696	10,413	10,711	10,528

(9) Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for such contingencies at June 30, 2018 aggregate to approximately $76 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $13 million at June 30, 2018.

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
Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $30 million at June 30, 2018.

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
We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $35 million at June 30, 2018 in excess of the accruals established for these matters.
Other Matters

We were notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both June 30, 2018, we had outstanding letters of credit or other similar obligations of approximately $32 million, of which $26 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings or proceedings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $100,000 in fines and penalties.

The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, See Note 14 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	Successor
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$90	68
Material, supplies and inventory	4	3
Deferred activation and installation charges	19	17
Deferred commissions	16	—
Other	72	29
Total other current assets	$201	117

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	Successor
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Self-insurance	$12	11
Legal and tax reserves	13	31
Other	20	15
Total other current liabilities	$45	57

(11) Accumulated Other Comprehensive Loss

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the successor six months ended June 30, 2018:

	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$18	18
Other comprehensive loss before reclassifications, net of tax	(163)	(163)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	6
Net other comprehensive loss	(157)	(157)
Balance at June 30, 2018	$(139)	(139)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the predecessor six months ended June 30, 2017:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(34)	(353)	(387)
Other comprehensive income before reclassifications, net of tax	1	62	63
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net other comprehensive income	—	62	62
Balance at June 30, 2017	$(34)	(291)	(325)

(12) Condensed Consolidating Financial Information

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

The operating activities of the separate legal entities included in our consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the statements of comprehensive income (loss), balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Parent, LLC. These transactions are eliminated in our consolidated results.

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	977	1,091	(43)	2,025
Operating revenues - affiliate	—	—	6	21	—	27
Total operating revenues	—	—	983	1,112	(43)	2,052
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	600	423	(43)	980
Selling, general and administrative	—	2	286	100	—	388
Operating expenses - affiliates	—	—	37	18	—	55
Depreciation and amortization	—	—	174	259	—	433
Total operating expenses	—	2	1,097	800	(43)	1,856
OPERATING INCOME (LOSS)	—	(2)	(114)	312	—	196
OTHER INCOME (EXPENSE)
Interest income	—	—	1	—	(1)	—
Interest income - affiliate	16	—	—	—	—	16
Interest expense	(8)	(113)	—	(4)	1	(124)
Interest income (expense) - intercompany, net	348	604	(878)	(74)	—	—
Equity in net earnings (losses) of subsidiaries	(316)	(832)	—	—	1,148	—
Other income, net	—	—	2	(6)	—	(4)
Total other income (expense)	40	(341)	(875)	(84)	1,148	(112)
INCOME (LOSS) BEFORE INCOME TAXES	40	(343)	(989)	228	1,148	84
Income tax benefit (expense)	—	27	13	(84)	—	(44)
NET INCOME (LOSS)	40	(316)	(976)	144	1,148	40
Other comprehensive income (loss), net of income taxes	(235)	—	—	(235)	235	(235)
COMPREHENSIVE INCOME (LOSS)	$(195)	$(316)	$(976)	$(91)	$1,383	$(195)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	1,933	2,237	(83)	4,087
Operating revenues - affiliate	—	—	31	21	—	52
Total operating revenues	—	—	1,964	2,258	(83)	4,139
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,189	872	(83)	1,978
Selling, general and administrative	—	3	545	184	—	732
Operating expenses - affiliate	—	—	90	18	—	108
Depreciation and amortization	—	—	344	520	—	864
Total operating expenses	—	3	2,168	1,594	(83)	3,682
OPERATING INCOME (LOSS)	—	(3)	(204)	664	—	457
OTHER INCOME (EXPENSE)
Interest income	—	—	1	1	(1)	1
Interest income - affiliate	32	—	—	—	—	32
Interest expense	(16)	(221)	(1)	(7)	1	(244)
Interest income (expense) - intercompany, net	703	1,212	(1,759)	(156)	—	—
Equity in net earnings (losses) of subsidiaries	(631)	(1,671)	(1)	—	2,303	—
Other income, net	—	—	3	(1)	—	2
Total other income (expense)	88	(680)	(1,757)	(163)	2,303	(209)
INCOME (LOSS) BEFORE INCOME TAXES	88	(683)	(1,961)	501	2,303	248
Income tax benefit (expense)	14	52	(34)	(178)	—	(146)
NET INCOME (LOSS)	102	(631)	(1,995)	323	2,303	102
Other comprehensive income (loss), net of income taxes	(163)	—	—	(163)	163	(163)
COMPREHENSIVE INCOME (LOSS)	$(61)	(631)	(1,995)	160	2,466	(61)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	934	1,174	(46)	2,062
Operating revenues - affiliate	—	—	—	—	—	—
Total operating revenues	—	—	934	1,174	(46)	2,062
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	602	479	(46)	1,035
Selling, general and administrative expenses	1	1	294	71	—	367
Operating expenses - affiliate	—	—	—	—	—	—
Depreciation and amortization	—	—	92	215	—	307
Total operating expenses	1	1	988	765	(46)	1,709
OPERATING INCOME (LOSS)	(1)	(1)	(54)	409	—	353
OTHER INCOME (EXPENSE)
Interest income	—	—	3	—	—	3
Interest income - affiliate	—	—	—	—	—	—
Interest expense	(9)	(117)	(1)	(4)	—	(131)
Interest income (expense) - intercompany, net	378	567	(868)	(77)	—	—
Equity in net earnings (losses) of subsidiaries	(216)	(632)	200	—	648	—
Other income, net	—	—	(2)	—	—	(2)
Total other income (expense)	153	(182)	(668)	(81)	648	(130)
INCOME (LOSS) BEFORE INCOME TAXES	152	(183)	(722)	328	648	223
Income tax benefit (expense)	2	(33)	(1)	(37)	—	(69)
NET INCOME (LOSS)	154	(216)	(723)	291	648	154
Other comprehensive income (loss), net of income taxes	41	—	—	41	(41)	41
COMPREHENSIVE INCOME (LOSS)	$195	(216)	(723)	332	607	195

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	1,854	2,331	(75)	4,110
Operating revenues - affiliate	—	—	—	—	—	—
Total operating revenues	—	—	1,854	2,331	(75)	4,110
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,185	976	(75)	2,086
Selling, general and administrative expenses	2	2	571	156	—	731
Operating expenses - affiliate	—	—	—	—	—	—
Depreciation and amortization	—	—	179	424	—	603
Total operating expenses	2	2	1,935	1,556	(75)	3,420
OPERATING INCOME (LOSS)	(2)	(2)	(81)	775	—	690
OTHER INCOME (EXPENSE)
Interest income	—	—	5	—	—	5
Interest income - affiliate	—	—	—	—	—	—
Interest expense	(18)	(237)	(2)	(8)	—	(265)
Interest income (expense) - intercompany, net	755	1,141	(1,737)	(159)	—	—
Equity in net earnings (losses) of subsidiaries	(491)	(1,278)	403	—	1,366	—
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Other income, net	—	—	3	(1)	—	2
Total other income (expense)	246	(418)	(1,328)	(168)	1,366	(302)
INCOME (LOSS) BEFORE INCOME TAXES	244	(420)	(1,409)	607	1,366	388
Income tax benefit (expense)	5	(71)	(2)	(71)	—	(139)
NET INCOME (LOSS)	249	(491)	(1,411)	536	1,366	249
Other comprehensive income (loss), net of income taxes	62	—	—	62	(62)	62
COMPREHENSIVE INCOME (LOSS)	$311	(491)	(1,411)	598	1,304	311

Condensed Consolidating Balance Sheets
June 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21	—	180	81	—	282
Restricted cash and securities	—	—	2	3	—	5
Assets held for sale	—	—	1	14	—	15
Accounts receivable	—	—	65	679	—	744
Accounts receivable - affiliate	—	—	4	31	(31)	4
Intercompany advances	16,727	23,346	—	4,303	(44,376)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	3	101	97	—	201
Total current assets	18,573	23,349	353	5,208	(44,407)	3,076
Property, plant, and equipment, net	—	—	3,147	6,249	—	9,396
Restricted cash and securities	15	—	10	—	—	25
GOODWILL AND OTHER ASSETS
Goodwill	—	—	9,423	1,655	—	11,078
Customer relationships, net	—	—	3,897	4,093	—	7,990
Other intangible assets, net	—	—	396	—	—	396
Investment in subsidiaries	16,955	19,501	3,605	—	(40,061)	—
Deferred tax assets	281	1,868	167	—	(1,833)	483
Other, net	—	3	62	43	—	108
Total goodwill and other assets	17,236	21,372	17,550	5,791	(41,894)	20,055
TOTAL ASSETS	$35,824	44,721	21,060	17,248	(86,301)	32,552

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2	11	—	13
Accounts payable	—	1	285	295	—	581
Accounts payable - affiliate	48	—	89	—	(31)	106
Income and other taxes	—	—	43	38	—	81
Salaries and benefits	—	—	162	37	—	199
Interest	11	77	—	6	—	94
Current portion of deferred revenue	—	—	153	132	—	285

Intercompany payables	—	—	44,376	—	(44,376)	—
Other	—	—	26	19	—	45
Total current liabilities	59	78	45,136	538	(44,407)	1,404
LONG-TERM DEBT	615	10,082	13	147	—	10,857
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenues	—	—	931	207	—	1,138
Deferred income taxes	651	14	839	531	(1,833)	202
Other	—	—	163	178	—	341
Total deferred revenue and other liabilities	651	14	1,933	916	(1,833)	1,681
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,499	34,547	(26,022)	15,647	(40,061)	18,610
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,824	44,721	21,060	17,248	(86,301)	32,552

Condensed Consolidating Balance Sheets
December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	—	175	109	—	297
Restricted cash and securities	—	—	1	4	—	5
Assets held for sale	68	—	5	67	—	140
Accounts receivable	—	—	26	722	—	748
Accounts receivable - affiliate	—	—	60	4	(51)	13
Intercompany advances	16,251	21,032	—	5,200	(42,483)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	54	63	—	117
Total current assets	18,157	21,032	321	6,169	(42,534)	3,145
Property, plant, and equipment, net	—	—	3,237	6,175	—	9,412
Restricted cash and securities	19	—	10	—	—	29
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,200	9,637	—	10,837
Customer relationships, net	—	—	4,324	4,521	—	8,845
Other intangible assets, net	—	—	378	—	—	378
Investment in subsidiaries	16,954	18,403	3,616	—	(38,973)	—
Deferred tax assets	280	1,795	—	122	(1,771)	426
Other, net	—	—	32	31	—	63
Total goodwill and other assets	17,234	20,198	9,550	14,311	(40,744)	20,549
TOTAL ASSETS	$35,410	41,230	13,118	26,655	(83,278)	33,135

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2	6	—	8
Accounts payable	—	1	323	371	—	695
Accounts payable - affiliate	11	—	—	81	(51)	41
Accrued expenses and other liabilities
Income and other taxes	—	—	55	45	—	100
Salaries and benefits	—	—	109	27	—	136
Interest	11	91	—	7	—	109

Current portion of deferred revenue	—	—	129	131	—	260
Intercompany payables	—	—	42,483	—	(42,483)	—
Other	16	—	23	18	—	57
Total current liabilities	38	92	43,124	686	(42,534)	1,406
LONG-TERM DEBT	616	10,096	13	157	—	10,882
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenues	—	—	846	253	—	1,099
Deferred income taxes	648	—	870	465	(1,771)	212
Other	1	1	98	164	—	264
Total deferred revenue and other liabilities	649	1	1,814	882	(1,771)	1,575
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,107	31,041	(31,833)	24,930	(38,973)	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,410	41,230	13,118	26,655	(83,278)	33,135

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(85)	—	899	204	—	1,018
INVESTING ACTIVITIES
Capital expenditures	—	—	(289)	(257)	—	(546)
Proceeds from the sale of property, plant and equipment and other assets	68	—	—	51	—	119
Net cash provided by (used in) investing activities	68	—	(289)	(206)	—	(427)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(3)	—	(3)
Distributions	(605)	—	—	—	—	(605)
Increase (decrease) due from/to affiliates, net	605	—	(605)	—	—	—
Net cash provided by (used in) financing activities	—	—	(605)	(3)	—	(608)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	(2)	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	(17)	—	5	(7)	—	(19)
Cash, cash equivalents and restricted cash and securities and beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash and securities and end of period	$15	—	191	106	—	312

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(14)	(267)	352	1,029	—	1,100
INVESTING ACTIVITIES
Capital expenditures	—	—	(427)	(269)	—	(696)
Purchase of marketable securities	—	—	(1,127)	—	—	(1,127)
Net cash provided by (used in) investing activities	—	—	(1,554)	(269)	—	(1,823)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,611)	(1)	(3)	—	(4,615)
Increase (decrease) due from/to affiliates, net	10	309	442	(761)	—	—
Net cash provided by (used in) financing activities	10	267	441	(764)	—	(46)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	2	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	(4)	—	(761)	(2)	—	(767)
Cash, cash equivalents and restricted cash and securities and beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities and end of period	$33	—	949	108	—	1,090

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

Unless context requires otherwise, references to the period ended June 30, 2017 covers the predecessor period from January 1, 2017 through June 30, 2017, and the period ended June 30, 2018 covers the successor period from January 1, 2018 through June 30, 2018.

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2017, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based provider of a broad range of communications services. Revenue for communications services is generally recognized monthly as these services are provided. For contracts involving private line, wavelength and the lease of dark fiber services, we may receive upfront payments for services to be delivered for a period of up to 25 years. In these situations, we defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

As discussed in Note 2 - CenturyLink Merger, on November 1, 2017, we became a wholly owned subsidiary of CenturyLink.

Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values and have been updated through June 30, 2018. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. CenturyLink expects to complete its final fair value determinations no later than the fourth quarter of 2018. CenturyLink's final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of and for the successor period ended June 30, 2018. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We have recognized $59 million and $77 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor three and six months ended June 30, 2018, respectively. These expenses were comprised of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three and six months ended June 30, 2017, we recognized $22 and $43 million of expenses associated with our activities related to the acquisition, respectively. As part of the acquisition accounting, on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

Since the November 1, 2017 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Otherwise, we do not provide our discrete financial information to the CODM on a regular basis.

Results of Operations

The following table summarizes the results of our consolidated operations for the successor three months and six months ended June 30, 2018 and predecessor three months and six months ended June 30, 2017:

	Successor		Predecessor
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Operating revenues	$2,052	4,139	2,062	4,110
Operating expenses	1,856	3,682	1,709	3,420
Operating income	196	457	353	690
Other income (expense)	(112)	(209)	(130)	(302)
Income before income taxes	84	248	223	388
Income tax expense	(44)	(146)	(69)	(139)
Net income	$40	102	154	249

Operating Revenues

We categorize our products, services and revenues among the following six categories:

•	IP and data services, which includes primarily VPN data network, Ethernet, IP, video (including our Vyvx broadcast services) and ancillary services;

•	Transport and infrastructure, which includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues;

•	Voice and collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and managed services, which includes information technology services and managed services, which may be purchased in conjunction with our network services;

•	Other revenues, which includes sublease rental income;

•	Affiliate, which includes telecommunications and data services we bill to our affiliates.

The following tables summarize our consolidated operating revenues recorded under our six revenue categories:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase/(Decrease)	% Change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)				(Dollars in millions)
IP and data services	$987	986	1	—%	1,990	1,958	32	2%
Transport and infrastructure	673	688	(15)	(2)%	1,348	1,366	(18)	(1)%
Voice and collaboration	363	386	(23)	(6)%	744	782	(38)	(5)%
IT and managed services	1	—	1	nm	2	—	2	nm
Other revenues	1	2	(1)	(50)%	3	4	(1)	(25)%
Affiliate	27	—	27	nm	52	—	52	nm
Total revenues	$2,052	2,062	(10)	—%	$4,139	4,110	29	1%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenues decreased by $10 million, or less than 1%, for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017. The decrease in our total operating revenues was primarily due to decreases in voice and collaboration of $23 million and transport and infrastructure of $15 million, partially offset by an increase in affiliate revenues of $27 million.

Our total operating revenues increased by $29 million, or 1%, for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The increase in our total operating revenues was primarily due to increases in affiliate revenues of $52 million and IP and data services of $32 million, offset by decreases in voice and collaboration of $38 million.

Voice and collaboration revenues decreased by $23 million, or 6%, and by $38 million, or 5%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The decrease in voice and collaboration revenues was primarily due to a decline in voice offset by an increase in VoIP revenues.

IT and managed services revenues remained flat for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017.

Transport and infrastructure revenues decreased $15 million, or 2%, and by $18 million, or 1%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The decrease in transport and infrastructure revenues was primarily due to a decrease in private line, partially offset by an increase in colocation and data center, dark fiber, wavelength, managed security and professional services.

IP and data services revenues increased $1 million, or less than 1%, and by $32 million, or 2%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The increase in IP and data services revenues was primarily due to an increase in CDN, partially offset by a decrease in Ethernet and Vyyx.

Other revenues remained essentially flat for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017.

Affiliate revenues increased by $27 million for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017, and $52 million for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The increase in affiliate revenues was due to our acquisition by CenturyLink on November 1, 2017. Since CenturyLink's acquisition of us, we have recorded revenues from telecommunications and data services we bill to CenturyLink and certain of its subsidiaries as affiliate revenues. In the predecessor periods, since they were not affiliates, revenue associated with CenturyLink and its subsidiaries was recorded in the other operating revenue categories.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase/(Decrease)	% Change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)				(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$980	1,035	(55)	(5)%	1,978	2,086	(108)	(5)%
Selling, general and administrative	388	367	21	6%	732	731	1	—%
Operating expenses - affiliate	55	—	55	nm	108	—	108	nm
Depreciation and amortization	433	307	126	41%	864	603	261	43%
Total operating expenses	$1,856	1,709	147	9%	$3,682	3,420	262	8%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $55 million, or 5%, and by $108 million, or 5%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The decrease in our cost of services and products for the successor period was primarily due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not an affiliate, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative increased by $21 million, or 6%, and by $1 million, or less than 1%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The increase was primarily due to an increase in facilities based expenses primarily resulting from impaired leases, partially offset by a decrease in employee-related expense primarily due to lower retention bonuses and headcount, a decrease in stock-based compensation expense as a result of accelerated vesting for certain restricted stock awards associated with the CenturyLink acquisition as well as the vesting of performance restricted stock units, and a decrease in affiliate expenses which were included in selling, general and administrative during the predecessor period.

Operating Expenses - Affiliate

Operating expenses - affiliate increased by $55 million, and by $108 million for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. The increase in our operating expenses - affiliate was due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase/(Decrease)	% Change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)				(Dollars in millions)
Depreciation	$231	255	(24)	(9)%	468	506	(38)	(8)%
Amortization	202	52	150	288%	396	97	299	308%
Total depreciation and amortization	$433	307	126	41%	864	603	261	43%

Depreciation expense decreased by $24 million, or 9%, and by $38 million, or 8%, for the successor three and six months ended June 30, 2018, as compared to the predecessor three and six months ended June 30, 2017. As of November 1, 2017, our property, plant and equipment were recorded at preliminary fair value and as a result net property, plant and equipment decreased $1 billion due to CenturyLink's acquisition of us. This decrease in asset value resulted in lower depreciation expense for the successor three and six months ended June 30, 2018 than would have been recorded had the acquisition not occurred. The accounting for CenturyLink's acquisition of us also resulted in an additional $8.7 billion in amortizable intangible customer relationship assets, which resulted in additional amortization expense for the successor three and six months ended June 30, 2018. In addition, trade names and developed technology were recorded at a fair value of $378 million, an increase of $356 million, which resulted in an additional amortization expense for the successor three and six months ended June 30, 2018.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Increase/(Decrease)	% Change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase/(Decrease)	% Change
	(Dollars in millions)				(Dollars in millions)
Interest income	$—	3	(3)	(100)%	1	5	(4)	(80)%
Interest income - affiliate	16	—	16	nm	32	—	32	nm
Interest expense	(124)	(131)	7	(5)%	(244)	(265)	21	(8)%
Gain (loss) on modification and extinguishment of debt, net	—	—	—	nm	—	(44)	44	(100)%
Other, net	(4)	(2)	(2)	100%	2	2	—	—%
Total Other Expense	$(112)	(130)	18	(14)%	(209)	(302)	93	(31)%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income

Interest income decreased by $3 million, or 100%, for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017, and $4 million, or 80%, for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The decrease in interest income was primarily due to the decrease in our cash and cash equivalents balance.

Interest Income - Affiliate

Interest income - affiliate increased by $16 million for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017, and $32 million for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The increase in interest income - affiliate was due to the interest associated with our $1.825 billion loan made to CenturyLink in connection with the closing of the Merger Agreement.

Interest Expense

Interest expense decreased by $7 million, or 5%, for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017, and $21 million, or 8%, for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The decrease in interest expenses was primarily due to lower interest expense associated with the repayment of our $300 million Floating rate Notes due in 2018, partially offset by a higher LIBOR on the $4.611 billion Tranche B 2024 Term Loan.

Loss on Modification and Extinguishment of Debt

Loss on modification and extinguishment of debt decreased by $44 million or 100%, for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The decrease in loss on modification and extinguishment of debt was due to the refinancing of all of our then outstanding $4.611 billion senior secured term loans during the predecessor six months ended June 30, 2017.

Other Income (Expense)

Other income (expense) decreased by $2 million, or 100%, for the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017 and was flat, for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017. The decrease in other income (expense) was due to a decrease in foreign currency gain in the successor three months ended June 30, 2018, as compared to the predecessor three months ended June 30, 2017.

Income Tax Expense

For the successor three months ended June 30, 2018 and the predecessor three months ended June 30, 2017, our effective income tax rate was 52% and 31%, and was 59% and 36% for the successor six months ended June 30, 2018 and the predecessor six months ended June 30, 2017, respectively. The effective tax rate for the successor three and six months ended June 30, 2018 was significantly impacted by purchase price adjustments as a result of the CenturyLink merger and the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate. See "Other Matters-Recent Tax Changes."

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

At June 30, 2018, we held cash and cash equivalents of $282 million. At June 30, 2018, cash and cash equivalents of $81 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.

Impact of Merger with CenturyLink

As of November 1, 2017, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020 and is prepayable by CenturyLink at any time.

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

Capital Expenditures

We incur capital expenditures on an ongoing basis to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities and cash required for other purposes.

Debt and Other Financing Arrangements

As of June 30, 2018, our long-term debt (including current maturities and capital leases) totaled $10.870 billion, compared to $10.890 billion outstanding as of December 31, 2017.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Historical Information

The following table summarizes our consolidated cash flow activities:

	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase/ (Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$1,018	1,100	(82)
Net cash used in investing activities	$(427)	(1,823)	(1,396)
Net cash used in financing activities	$(608)	(46)	562

Operating Activities

Net cash provided by operating activities decreased $82 million for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017, primarily due to the change in accounts payable. Cash provided by operating activities is subject to variability period over period because of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased $1,396 million for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017 primarily due to the purchase of marketable securities of $1,127 million in the predecessor six months ended June 30, 2017, a decrease in capital expenditures of $150 million in the successor six months ended June 30, 2018, and by $119 million of proceeds received on assets held for sale in the successor six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities increased $562 million for the successor six months ended June 30, 2018, as compared to the predecessor six months ended June 30, 2017 primarily due to the $605 million of distributions we made to CenturyLink in the successor six months ended June 30, 2018, partially offset by the $46 million of cash used for the refinancing of debt in the predecessor six months ended June 30, 2017.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9 - Commitments, Contingencies and Other Items for additional information.

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

Recent Tax Changes

As of June 30, 2018, we had not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act") which was signed into law and in late December 2017. To complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take because of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, introduced further limitations on the deductibility of interest expense, made certain changes to capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). Because of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax assets at December 31, 2017 and recognized a tax expense of approximately $195 million in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we increased the tax expense from tax reform by $76 million due to changes in certain purchase accounting adjustments related to CenturyLink’s acquisition of us, which was reflected in income tax expense.

During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us in 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, we have not made any additional adjustments related to the Act in our financial statements.

Because of our net operating loss carryforwards, we do not expect to experience a further material immediate reduction in the amount of cash income taxes paid by us. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.

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

As of the successor date of June 30, 2018, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

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

Market Risk

At June 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of the successor date of June 30, 2018, we have approximately $10.526 billion (excluding capital lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.611 billion of floating rate debt exposed to changes in the London Interbank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso, in each case as of June 30, 2018. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions. Argentina will be considered hyperinflationary in 2018, however, the Company already accounts for Argentina in U.S. Dollars, its functional currency.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018. we have had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14-Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

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

CenturyLink completed the acquisition of Level 3, Inc. on November 1, 2017. The Company is currently integrating policies, processes, people, technology, and operations of the combined company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues the integration of Level 3. Other than the internal controls related to the adoption of ASC 606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 9 - Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference.

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

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
12*	Statements re computation of ratios.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018.

LEVEL 3 PARENT, LLC
/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller
(Principal Accounting Officer)