Form 10-Q
period 2018-09-30
Level 3 Parent, LLC
filed 2018-11-09
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends and other benefits payments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel;

•
increases in the costs of CenturyLink's health or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn impact our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink);

•	changes in tax, communications, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, or in general market, labor, economic or geo-political conditions; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.
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

PART I-FINANCIAL INFORMATION

Effective November 1, 2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries. The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-Q refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-Q is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,984	6,071	2,059	6,169
Operating revenues - affiliates	26	78	—	—
Total operating revenues	2,010	6,149	2,059	6,169
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	976	2,954	1,046	3,132
Selling, general and administrative	311	1,043	354	1,085
Operating expenses - affiliates	65	173	—	—
Depreciation and amortization	431	1,295	310	913
Total operating expenses	1,783	5,465	1,710	5,130
OPERATING INCOME	227	684	349	1,039
OTHER INCOME (EXPENSE)
Interest income	(1)	—	6	11
Interest income - affiliate	18	50	—	—
Interest expense	(137)	(381)	(134)	(399)
Loss on modification and extinguishment of debt	—	—	—	(44)
Other income, net	19	21	12	14
Total other expense, net	(101)	(310)	(116)	(418)
INCOME BEFORE INCOME TAX EXPENSE	126	374	233	621
Income tax expense	(38)	(184)	(76)	(215)
NET INCOME	$88	190	157	406

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Successor		Predecessor
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
NET INCOME	$88	190	157	406
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments, net of ($1), $29, ($18) and ($55) tax	(1)	(164)	44	106
Other comprehensive (loss) income, net of tax	(1)	(164)	44	106
COMPREHENSIVE INCOME	$87	26	201	512

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	September 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188	297
Restricted cash and securities	3	5
Assets held for sale	15	140
Accounts receivable, less allowance of $10 and $3	715	748
Accounts receivable - affiliate	—	13
Note receivable - affiliate	1,825	1,825
Other	290	117
Total current assets	3,036	3,145
Property, plant and equipment, net of accumulated depreciation of $798 and $143	9,274	9,412
Restricted cash and securities	25	29
GOODWILL AND OTHER ASSETS
Goodwill	11,132	10,837
Customer relationships, net	7,801	8,845
Other intangibles, net	401	378
Deferred tax assets	463	426
Other, net	132	63
Total goodwill and other assets	19,929	20,549
TOTAL ASSETS	$32,264	33,135
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$6	8
Accounts payable	619	695
Accounts payable - affiliate	88	41
Accrued expenses and other liabilities
Income and other taxes	114	100
Salaries and benefits	233	136
Interest	96	109
Current portion of deferred revenue	288	260
Other	72	57
Total current liabilities	1,516	1,406
LONG-TERM DEBT	10,848	10,882
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,181	1,099
Deferred income taxes	189	212
Other	358	264
Total deferred revenue and other liabilities	1,728	1,575
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	18,312	19,254
Accumulated other comprehensive (loss) income	(140)	18
Total member's equity	18,172	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$32,264	33,135

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$190	406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,295	913
Deferred income taxes	175	189
Share-based compensation	82	120
Loss on modification and extinguishment of debt	—	44
Net long-term debt issuance costs and premium amortization	(23)	13
Accrued interest on long-term debt, net	(13)	(34)
Loss on sale of property, plant and equipment and other assets	1	6
Other, net	(41)	75
Changes in current assets and liabilities:
Accounts receivable	51	(34)
Accounts payable	(64)	(10)
Deferred revenue	37	134
Other assets and liabilities, net	(118)	(31)
Other assets and liabilities, affiliate	55	—
Net cash provided by operating activities	1,627	1,791
INVESTING ACTIVITIES
Capital expenditures	(726)	(1,018)
Proceeds from sale of property, plant and equipment and other assets	119	1
Purchase of marketable securities	—	(1,127)
Maturity of marketable securities	—	1,127
Net cash used in investing activities	(607)	(1,017)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569
Payments of long-term debt	(5)	(4,917)
Distributions	(1,130)	—
Net cash used in financing activities	(1,135)	(348)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	3
Net (decrease) increase in cash, cash equivalents and restricted cash and securities	(115)	429
Cash, cash equivalents and restricted cash and securities at beginning of period	331	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$216	2,286

Supplemental cash flow information
Interest paid	$404	412
Income taxes paid, net	$24	47
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY
(UNAUDITED)

	Successor		Predecessor
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$18,749	19,254	—	—
Net income	88	190	—	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $-, $3, $-, $- tax	—	9	—	—
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(6)	—	—
Purchase price accounting adjustments	—	(5)	—	—
Distributions to CenturyLink	(525)	(1,130)	—	—
Balance at end of period	18,312	18,312	—	—
COMMON STOCK
Balance at beginning of period	—	—	4	4
Balance at end of period	—	—	4	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	—	19,887	19,800
Common stock issued under employee stock benefit plans and other	—	—	8	27
Share-based compensation	—	—	26	94
Balance at end of period	—	—	19,921	19,921
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(139)	18	(325)	(387)
Other comprehensive (loss) income	(1)	(164)	44	106
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	6	—	—
Balance at end of period	(140)	(140)	(281)	(281)
ACCUMULATED DEFICIT
Balance at beginning of period	—	—	(8,251)	(8,500)
Net income	—	—	157	406
Balance at end of period	—	—	(8,094)	(8,094)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$18,172	18,172	11,550	11,550

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Background

General

We are an international facilities-based communications company engaged in providing a broad array of integrated communication services to our business customers. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

The consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. As part of our consolidation policy, we consider our controlled subsidiaries, investments in businesses in which we are not the primary beneficiary or do not have effective control but have the ability to significantly influence operating and financial policies, and variable interests resulting from economic arrangements that give us rights to economic risks or rewards of a legal entity. We do not have variable interests in a variable interest entity where we are required to consolidate the entity as the primary beneficiary. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the third quarter of 2018.

In conjunction with our acquisition on November 1, 2017, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $70 million from depreciation and amortization to cost of services and products for the predecessor nine months ended September 30, 2017. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, member's/stockholders' equity and cash flows are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. Our current definitions are as follows:

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

Income Taxes

As of September 30, 2018, we had not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"), which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the tax effects of the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the remeasurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our fourth quarter 2018 statement of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income and the Base-Erosion Anti-Abuse Tax. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax assets at December 31, 2017 and recognized a tax expense of $195 million in our consolidated statement of operations for the year ended December 31, 2017. During the first nine months of 2018, we increased the tax expense from tax reform by $83 million due to changes in certain purchase accounting adjustments related to CenturyLink’s acquisition of us.

During the third quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us in 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, we have not made any additional adjustments related to the Act in our financial statements.

Based on current circumstances, we do not expect to experience a material near term reduction in the amount of cash income taxes paid by us from the Act due to utilization of net operating loss carryforwards. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” and ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

Each of these is described further below.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. On January 1, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $9 million, net of $3 million of income taxes.

Under ASU 2014-09, we are now deferring (i.e. capitalizing) incremental contract acquisition and fulfillment costs and are recognizing (or amortizing) such costs over either the initial contract (plus and anticipated renewal contracts to which the costs relate) or the average customer life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months. These deferred costs are monitored every period to reflect any significant change in assumptions.

See Note 4 - Revenue Recognition for additional information.

Comprehensive Income

ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted ASU 2018-02 in the first quarter of 2018 and applied it in the period of adoption. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income. See Note 11 - Accumulated Other Comprehensive Loss for additional information.

Income Taxes

On October 24, 2016, FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of ASU 2016-16, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.

ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective transition approach includes a number of optional practical expedients that we may elect to apply.

In January 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02". ASU 2018-01 permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASC 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.

In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements" ("ASU 2018-11"). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use ASU 2018-11's newly permitted adoption method.

We are in the process of implementing a new lease administration and accounting system. We plan to adopt ASU 2016-02 and ASU 2018-01 effective January 1, 2019. The adoption of ASU 2016-02 and ASU 2018-01 will result in our recognition of right of use assets and lease liabilities that we have not previously recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02 and ASU 2018-01, we do expect that it will have a material impact on our consolidated financial statements.

(2) CenturyLink Merger

On November 1, 2017, CenturyLink acquired us through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as CenturyLink's indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. Our results of operations have been included in the consolidated results of operations of CenturyLink since November 1, 2017.

As of September 30, 2018, the preliminary estimated amount of aggregate consideration was $19.6 billion.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which required the combined company to divest (i) certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an indefeasible right of use agreement.

During the second quarter of 2018, we sold network assets in Boise, Idaho and Albuquerque, New Mexico that we were required to divest as a condition of the merger. The proceeds from these sales were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions. All of the metro network assets were classified as assets held for sale on our consolidated balance sheet as of December 31, 2017. The Tucson, Arizona assets continued to be classified as assets held for sale on our consolidated balance sheet as of September 30, 2018. In October 2018, we sold the Tucson, Arizona assets for its net book value.

CenturyLink recognized our assets and liabilities based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of us as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination is based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets require significant judgment. CenturyLink is reviewing its valuation analysis along with the related allocation to goodwill. CenturyLink expects to complete its final fair value determinations during the fourth quarter of 2018. CenturyLink is also reviewing its calculations of the estimates of the fair value of Level 3’s deferred tax assets acquired and liabilities assumed and performing related final controls. CenturyLink’s final fair value determinations may be different than those reflected in our consolidated financial statements at September 30, 2018, however we do not expect that any subsequent modifications to the preliminary purchase price allocation will be material. The recognition of assets and liabilities at fair value are reflected in our financial statements and result in a new basis of accounting for the “successor period” beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

Based solely on CenturyLink’s preliminary estimates through September 30, 2018, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.2 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that CenturyLink expects to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

As of September 30, 2018, the following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments(3)	Adjusted November 1, 2017 Balance as of September 30, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(25)	3,292
Property, plant and equipment	9,311	86	9,397
Identifiable intangible assets (2)
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	203	985
Current liabilities, excluding current maturities of long-term debt	(1,461)	(31)	(1,492)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,613)	(102)	(1,715)
Goodwill	10,837	353	11,190
Total estimated aggregate consideration	$19,633	(5)	19,628

(1) Includes accounts receivable, which had a gross contractual value of $884 million on November 1, 2017 and September 30, 2018.
(2) The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.
(3) All purchase price adjustments occurred during the nine months ended September 30, 2018.

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our activities surrounding the CenturyLink Merger. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Successor		Predecessor
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
Transaction-related expenses	$—	—	7	12
Integration-related expenses	16	94	24	62
Total acquisition-related expenses	$16	94	31	74

(3) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$11,132	10,837
Customer relationships, less accumulated amortization of $659 and $126	$7,801	8,845
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $24 and $4	106	126
Developed technology, less accumulated amortization of $51 and $9	295	252
Total other intangible assets, net	$401	378

Our goodwill balance at December 31, 2017 includes $16 million of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the successor three and nine months ended September 30, 2018 was $204 million and $595 million, respectively, and the predecessor three and nine months ended September 30, 2017 was $49 million and $153 million, respectively. As of the successor date of September 30, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $20.1 billion.

We estimate that total amortization expense for intangible assets for the successor years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining three months)	$202
2019	805
2020	805
2021	805
2022	794

The following table shows the rollforward of goodwill from December 31, 2017 through September 30, 2018:

(Dollars in millions)
As of December 31, 2017	$10,837
Purchase accounting and other adjustments	353
Effect of foreign currency rate change	(58)
As of September 30, 2018	$11,132

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
We provide an array of communications services, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, Ethernet, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

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

Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. A performance obligation is a promise in a contract with a customer to transfer a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

A performance obligation is a promise in a contract with a customer to provide a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation.

Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications has not been significant to our results in 2018.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 - 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which we recognize ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenues in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Comparative Results

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	(Dollars in millions)
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$2,010	(4)	2,006	6,149	(4)	6,145
Cost of services and products (exclusive of depreciation and amortization)	976	—	976	2,954	—	2,954
Selling, general and administrative	311	12	323	1,043	32	1,075
Interest expense	137	(7)	130	381	(7)	374
Income tax expense	38	(2)	36	184	(8)	176
Net income	88	(7)	81	190	(21)	169

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	September 30, 2018
	(Dollars in millions)
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Other current assets	$290	(22)	268
Other long-term assets, net	132	(22)	110
Deferred revenue	1,469	(3)	1,466
Deferred income tax assets, net	274	10	284
Member's equity	18,312	(31)	18,281
Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three and nine months ended September 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Successor			Successor
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	(Dollars in millions)			(Dollars in millions)
	Total Revenues	Adjustments(7)	Total Revenue from Contracts with Customers	Total Revenues	Adjustments(7)	Total Revenue from Contracts with Customers
IP & Data Services (1)	$969	—	969	2,959	—	2,959
Transport & Infrastructure (2)	664	(45)	619	2,012	(140)	1,872
Voice & Collaboration (3)	349	—	349	1,093	—	1,093
IT and Managed Services (4)	1	—	1	3	—	3
Other revenues (5)	1	(1)	—	4	(3)	1
Affiliate revenues (6)	26	(26)	—	78	(78)	—
Total revenues	$2,010	(72)	1,938	6,149	(221)	5,928

Timing of revenue
Goods transferred at a point in time			$—			$—
Services performed over time			1,938			5,928
Total revenue from contracts with customers			$1,938			$5,928

(1) Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2) Includes primarily broadband and equipment sales and professional services revenues.
(3) Includes local, long-distance and other ancillary revenues.
(4) Includes IT services and managed services revenues.
(5) Includes sublease rental income.
(6) Includes telecommunications and data services we bill to our affiliates.
(7) Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables and contract liabilities as of September 30, 2018 and January 1, 2018:

	Successor
	September 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$715	748
Contract liabilities	413	353

(1)	Gross customer receivables of $725 and $751, net of allowance for doubtful accounts of $10 and $3, at September 30, 2018 and January 1, 2018, respectively.
Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the contract. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.

The following table provides information about revenues recognized for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2018)	$22	135
Performance obligations satisfied in previous periods	—	—
Performance Obligations

As of September 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $6.3 billion. We expect to recognize approximately 67% of this revenue through 2020, with the balance recognized thereafter.

We do not disclose the amount of unsatisfied performance obligations for contracts under which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs for the three and nine months ended September 30, 2018:

	Successor
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$34	52	13	14
Costs incurred	16	22	42	70
Amortization	(5)	(8)	(10)	(18)
End of period balance	$45	66	45	66
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities. Acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis to which the assets relate and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. A portion of these costs are amortized on a portfolio basis using an average expected contract term of 30 months. The amounts of these capitalized costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

(5) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	September 30, 2018	December 31, 2017
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes (2)	5.125%-6.125%	2021 - 2026	5,315	5,315
Term loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Capital leases	Various	Various	165	179
Total long-term debt, excluding unamortized premiums			10,691	10,705
Unamortized premiums, net			163	185
Total long-term debt			10,854	10,890
Less current maturities			(6)	(8)
Long-term debt, excluding current maturities			$10,848	10,882

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.

(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.432% as of September 30, 2018 and 3.557% as of December 31, 2017. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt and capital leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)
2018 (remaining three months)	$2
2019	6
2020	6
2021	647
2022	1,609
2023 and thereafter	8,421
Total long-term debt	$10,691

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

Compliance

At September 30, 2018, we were in compliance with the provisions and financial covenants contained in our respective material debt agreements.

Other

For additional information on our long-term debt, see Note 4 - Long Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

(6)  Severance and Restructuring Costs

Changes in our accrued liabilities for severance expenses and restructuring costs were as follows:

	Successor
	Severance	Restructuring
	(Dollars in millions)
Balance at January 1, 2018	$5	4
Accrued to expense	15	48
Payments, net	(18)	(5)
Balance at September 30, 2018	$2	47

(7) Products and Services Revenues

We categorize our products, services and revenues among the following six categories:

•
IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services, dark fiber services and other ancillary services;

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

From time to time, we may change the categorization of our products and services.

Our operating revenues for our products and services consisted of the following categories:

	Successor		Predecessor
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
IP and data services	$969	2,959	988	2,947
Transport and infrastructure	664	2,012	677	2,042
Voice and collaboration	349	1,093	392	1,174
IT and managed services	1	3	—	—
Other	1	4	2	6
Affiliate	26	78	—	—
Total revenues	$2,010	6,149	2,059	6,169

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $96 million and $97 million for the successor three months ended September 30, 2018 and the predecessor three months ended September 30, 2017, respectively, and $301 million and $295 million for the successor nine months ended September 30, 2018 and the predecessor nine months ended September 30, 2017, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the products and services categories based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(8) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$10,689	10,538	10,711	10,528

(9) Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at September 30, 2018 aggregated to approximately $80 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure is $13 million at September 30, 2018.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the "Tribunal") decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and we filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. Oral argument was held before the Supreme Court of Justice in October 2018. A decision on this case is pending.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of our Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from us or termination of service relationships. We are vigorously defending ourselves against the asserted claims, which aggregate to approximately $30 million at September 30, 2018.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $34 million at September 30, 2018 in excess of the accruals established for these matters.

Qui Tam Action

We were notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

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

Several people, including two former Level 3 employees, were indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered a plea agreement, and the other is deceased. We are fully cooperating in the government’s investigations in this matter.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both September 30, 2018 and December 31, 2017, we had outstanding letters of credit or other similar obligations of approximately $31 million and $36 million, respectively, of which $26 million and $30 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none individually is reasonably expected to exceed $100,000 in fines and penalties.

The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

__________________________________________________

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14 - Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	Successor
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$146	68
Material, supplies and inventory	34	3
Deferred charges	24	17
Deferred commissions	22	—
Other	64	29
Total other current assets	$290	117

(11) Accumulated Other Comprehensive Loss

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the successor nine months ended September 30, 2018:

	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$18	18
Other comprehensive loss before reclassifications, net of tax	(164)	(164)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	6
Net other comprehensive loss	(158)	(158)
Balance at September 30, 2018	$(140)	(140)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the predecessor nine months ended September 30, 2017:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(34)	(353)	(387)
Other comprehensive income before reclassifications, net of tax	1	106	107
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net other comprehensive income	—	106	106
Balance at September 30, 2017	$(34)	(247)	(281)

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	951	1,033	—	1,984
Operating revenues - affiliate	—	—	50	47	(71)	26
Total operating revenues	—	—	1,001	1,080	(71)	2,010
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	538	438	—	976
Selling, general and administrative	—	—	333	49	(71)	311
Operating expenses - affiliates	—	—	50	15	—	65
Depreciation and amortization	—	—	176	255	—	431
Total operating expenses	—	—	1,097	757	(71)	1,783
OPERATING INCOME (LOSS)	—	—	(96)	323	—	227
OTHER INCOME (EXPENSE)
Interest income	—	—	—	(2)	1	(1)
Interest income - affiliate	16	—	—	2	—	18
Interest expense	(8)	(118)	(2)	(8)	(1)	(137)
Interest income (expense) - intercompany, net	771	234	(997)	(8)	—	—
Equity in net earnings (losses) of subsidiaries	(690)	(834)	452	—	1,072	—
Other income, net	(3)	—	(1)	23	—	19
Total other income (expense)	86	(718)	(548)	7	1,072	(101)
INCOME (LOSS) BEFORE INCOME TAXES	86	(718)	(644)	330	1,072	126
Income tax benefit (expense)	2	28	18	(86)	—	(38)
NET INCOME (LOSS)	88	(690)	(626)	244	1,072	88
Other comprehensive income (loss), net of income taxes	(1)	—	—	(1)	1	(1)
COMPREHENSIVE INCOME (LOSS)	$87	(690)	(626)	243	1,073	87

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	2,884	3,187	—	6,071
Operating revenues - affiliate	—	—	81	151	(154)	78
Total operating revenues	—	—	2,965	3,338	(154)	6,149
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,727	1,227	—	2,954
Selling, general and administrative	—	3	878	234	(72)	1,043
Operating expenses - affiliate	—	—	140	115	(82)	173
Depreciation and amortization	—	—	520	775	—	1,295
Total operating expenses	—	3	3,265	2,351	(154)	5,465
OPERATING INCOME (LOSS)	—	(3)	(300)	987	—	684
OTHER INCOME (EXPENSE)
Interest income	—	—	1	(1)	—	—
Interest income - affiliate	48	—	—	2	—	50
Interest expense	(24)	(339)	(3)	(15)	—	(381)
Interest income (expense) - intercompany, net	1,474	1,446	(2,756)	(164)	—	—
Equity in net earnings (losses) of subsidiaries	(1,321)	(2,505)	451	—	3,375	—
Other income, net	(3)	—	2	22	—	21
Total other income (expense)	174	(1,398)	(2,305)	(156)	3,375	(310)
INCOME (LOSS) BEFORE INCOME TAXES	174	(1,401)	(2,605)	831	3,375	374
Income tax benefit (expense)	16	80	(16)	(264)	—	(184)
NET INCOME (LOSS)	190	(1,321)	(2,621)	567	3,375	190
Other comprehensive income (loss), net of income taxes	(164)	—	—	(164)	164	(164)
COMPREHENSIVE INCOME (LOSS)	$26	(1,321)	(2,621)	403	3,539	26

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	932	1,168	(41)	2,059
Operating revenues - affiliate	—	—	—	—	—	—
Total operating revenues	—	—	932	1,168	(41)	2,059
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	600	487	(41)	1,046
Selling, general and administrative expenses	2	1	272	79	—	354
Operating expenses - affiliate	—	—	—	—	—	—
Depreciation and amortization	—	—	97	213	—	310
Total operating expenses	2	1	969	779	(41)	1,710
OPERATING INCOME (LOSS)	(2)	(1)	(37)	389	—	349
OTHER INCOME (EXPENSE)
Interest income	—	—	6	—	—	6
Interest income - affiliate	—	—	—	—	—	—
Interest expense	(9)	(121)	—	(4)	—	(134)
Interest income (expense) - intercompany, net	377	562	(868)	(71)	—	—
Equity in net earnings (losses) of subsidiaries	(212)	(614)	215	—	611	—
Other income, net	—	—	12	—	—	12
Total other income (expense)	156	(173)	(635)	(75)	611	(116)
INCOME (LOSS) BEFORE INCOME TAXES	154	(174)	(672)	314	611	233
Income tax benefit (expense)	3	(38)	(1)	(40)	—	(76)
NET INCOME (LOSS)	157	(212)	(673)	274	611	157
Other comprehensive income (loss), net of income taxes	44	—	—	44	(44)	44
COMPREHENSIVE INCOME (LOSS)	$201	(212)	(673)	318	567	201

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$—	—	2,786	3,499	(116)	6,169
Operating revenues - affiliate	—	—	—	—	—	—
Total operating revenues	—	—	2,786	3,499	(116)	6,169
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,785	1,463	(116)	3,132
Selling, general and administrative expenses	4	3	843	235	—	1,085
Operating expenses - affiliate	—	—	—	—	—	—
Depreciation and amortization	—	—	276	637	—	913
Total operating expenses	4	3	2,904	2,335	(116)	5,130
OPERATING INCOME (LOSS)	(4)	(3)	(118)	1,164	—	1,039
OTHER INCOME (EXPENSE)
Interest income	—	—	11	—	—	11
Interest income - affiliate	—	—	—	—	—	—
Interest expense	(27)	(358)	(2)	(12)	—	(399)
Interest income (expense) - intercompany, net	1,132	1,703	(2,605)	(230)	—	—
Equity in net earnings (losses) of subsidiaries	(703)	(1,892)	618	—	1,977	—
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Other income, net	—	—	15	(1)	—	14
Total other income (expense)	402	(591)	(1,963)	(243)	1,977	(418)
INCOME (LOSS) BEFORE INCOME TAXES	398	(594)	(2,081)	921	1,977	621
Income tax benefit (expense)	8	(109)	(3)	(111)	—	(215)
NET INCOME (LOSS)	406	(703)	(2,084)	810	1,977	406
Other comprehensive income (loss), net of income taxes	106	—	—	106	(106)	106
COMPREHENSIVE INCOME (LOSS)	$512	(703)	(2,084)	916	1,871	512

Condensed Consolidating Balance Sheets
September 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36	—	73	79	—	188
Restricted cash and securities	—	—	1	2	—	3
Assets held for sale	—	—	1	14	—	15
Accounts receivable	—	—	24	691	—	715
Accounts receivable - affiliate	—	—	—	—	—	—
Intercompany advances	16,935	23,527	(106)	10,478	(50,834)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	122	168	—	290
Total current assets	18,796	23,527	115	11,432	(50,834)	3,036
Property, plant, and equipment, net	—	—	3,137	6,137	—	9,274
Restricted cash and securities	15	—	10	—	—	25
GOODWILL AND OTHER ASSETS
Goodwill	—	—	9,576	1,556	—	11,132
Customer relationships, net	—	—	3,815	3,986	—	7,801
Other intangible assets, net	—	—	373	28	—	401
Investment in subsidiaries	16,265	18,667	4,057	—	(38,989)	—
Deferred tax assets	283	1,902	203	(154)	(1,771)	463
Other, net	—	—	75	57	—	132
Total goodwill and other assets	16,548	20,569	18,099	5,473	(40,760)	19,929
TOTAL ASSETS	$35,359	44,096	21,361	23,042	(91,594)	32,264

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	17	57	215	330	—	619
Accounts payable - affiliate	(4)	(3)	93	2	—	88
Income and other taxes	17	3	59	35	—	114
Salaries and benefits	—	—	196	37	—	233
Interest	3	87	1	5	—	96
Current portion of deferred revenue	—	—	147	141	—	288

Current portion of deferred revenue, affiliate	—	—	45,320	5,514	(50,834)	—
Intercompany payables	—	—	—	—	—	—
Other	—	1	1	70	—	72
Total current liabilities	33	145	46,033	6,139	(50,834)	1,516
LONG-TERM DEBT	614	10,075	7	152	—	10,848
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenues	—	—	962	219	—	1,181
Deferred income taxes	651	19	837	453	(1,771)	189
Other	—	—	170	188	—	358
Total deferred revenue and other liabilities	651	19	1,969	860	(1,771)	1,728
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,061	33,857	(26,648)	15,891	(38,989)	18,172
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,359	44,096	21,361	23,042	(91,594)	32,264

Condensed Consolidating Balance Sheets
December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	—	175	109	—	297
Restricted cash and securities	—	—	1	4	—	5
Assets held for sale	68	—	5	67	—	140
Accounts receivable	—	—	26	722	—	748
Accounts receivable - affiliate	—	—	60	4	(51)	13
Intercompany advances	16,251	21,032	—	5,200	(42,483)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	54	63	—	117
Total current assets	18,157	21,032	321	6,169	(42,534)	3,145
Property, plant, and equipment, net	—	—	3,237	6,175	—	9,412
Restricted cash and securities	19	—	10	—	—	29
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,200	9,637	—	10,837
Customer relationships, net	—	—	4,324	4,521	—	8,845
Other intangible assets, net	—	—	378	—	—	378
Investment in subsidiaries	16,954	18,403	3,616	—	(38,973)	—
Deferred tax assets	280	1,795	—	122	(1,771)	426
Other, net	—	—	32	31	—	63
Total goodwill and other assets	17,234	20,198	9,550	14,311	(40,744)	20,549
TOTAL ASSETS	$35,410	41,230	13,118	26,655	(83,278)	33,135

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2	6	—	8
Accounts payable	—	1	323	371	—	695
Accounts payable - affiliate	11	—	—	81	(51)	41
Income and other taxes	—	—	55	45	—	100
Salaries and benefits	—	—	109	27	—	136
Interest	11	91	—	7	—	109
Current portion of deferred revenue	—	—	129	131	—	260
Intercompany payables	—	—	42,483	—	(42,483)	—

Other	16	—	23	18	—	57
Total current liabilities	38	92	43,124	686	(42,534)	1,406
LONG-TERM DEBT	616	10,096	13	157	—	10,882
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenues	—	—	846	253	—	1,099
Deferred income taxes	648	—	870	465	(1,771)	212
Other	1	1	98	164	—	264
Total deferred revenue and other liabilities	649	1	1,814	882	(1,771)	1,575
MEMBER'S EQUITY (DEFICIT)	34,107	31,041	(31,833)	24,930	(38,973)	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$35,410	41,230	13,118	26,655	(83,278)	33,135

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(49)	—	1,420	256	—	1,627
INVESTING ACTIVITIES
Capital expenditures	—	—	(392)	(334)	—	(726)
Proceeds from the sale of property, plant and equipment and other assets	68	—	—	51	—	119
Net cash provided by (used in) investing activities	68	—	(392)	(283)	—	(607)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(5)	—	(5)
Distributions	(1,130)	—	—	—	—	(1,130)
Increase (decrease) due from/to affiliates, net	1,130	—	(1,130)	—	—	—
Net cash provided by (used in) financing activities	—	—	(1,130)	(5)	—	(1,135)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	—	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	19	—	(102)	(32)	—	(115)
Cash, cash equivalents and restricted cash and securities at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash and securities at end of period	$51	—	84	81	—	216

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net Cash Provided by (Used in) Operating Activities	$(32)	(378)	698	1,503	—	1,791
INVESTING ACTIVITIES
Capital expenditures	—	—	(614)	(404)	—	(1,018)
Purchase of marketable securities	—	—	(1,127)	—	—	(1,127)
Maturity of marketable securities	—	—	1,127	—	—	1,127
Proceeds from the sale of property, plant, and equipment and other assets	—	—	1	—	—	1
Net cash provided by (used in) investing activities	—	—	(613)	(404)	—	(1,017)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,911)	1	(7)	—	(4,917)
Increase (decrease) due from/to affiliates, net	28	720	356	(1,104)	—	—
Net cash provided by (used in) financing activities	28	378	357	(1,111)	—	(348)
Effect of exchange rates on cash, cash equivalents and restricted cash and securities	—	—	—	3	—	3
Net increase (decrease) in cash, cash equivalents and restricted cash and securities	(4)	—	442	(9)	—	429
Cash, cash equivalents and restricted cash and securities at beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$33	—	2,152	101	—	2,286

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective November 1, 2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc. was merged into an acquisition subsidiary, which survived the merger under the name Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Unless context requires otherwise, references to the period ended September 30, 2017 covers the predecessor period from January 1, 2017 through September 30, 2017, and the period ended September 30, 2018 covers the successor period from January 1, 2018 through September 30, 2018.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2017, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first nine months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based communications company engaged in providing a broad array of integrated communication services to our business customers. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

As discussed in Note 2 - CenturyLink Merger, on November 1, 2017, we became a wholly owned subsidiary of CenturyLink.

Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values and have been updated through September 30, 2018. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. CenturyLink expects to complete its final fair value determinations during the fourth quarter of 2018. CenturyLink's final fair value determinations may be different than those reflected in our consolidated financial statements as of and for the successor period ended September 30, 2018, however, we do not expect that any subsequent modifications to the preliminary purchase price allocation will be material. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We have recognized $16 million and $94 million of certain expenses associated with activities related to CenturyLink's acquisition of us during the successor three and nine months ended September 30, 2018, respectively. These expenses were comprised of severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three and nine months ended September 30, 2017, we recognized $31 million and $74 million of expenses associated with our activities related to the acquisition, respectively. As part of the acquisition accounting, on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the successor three months and nine months ended September 30, 2018 and predecessor three months and nine months ended September 30, 2017:

	Successor		Predecessor
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
Operating revenues	$2,010	6,149	2,059	6,169
Operating expenses	1,783	5,465	1,710	5,130
Operating income	227	684	349	1,039
Other expense	(101)	(310)	(116)	(418)
Income before income taxes	126	374	233	621
Income tax expense	(38)	(184)	(76)	(215)
Net income	$88	190	157	406

Operating Revenues

We categorize our products, services and revenues among the following six categories:

•
IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services, dark fiber services and other ancillary services;

•	Voice and collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and managed services, which includes information technology services and managed services, which may be purchased in conjunction with our network services;

•	Other revenues, which includes sublease rental income;

•	Affiliate, which includes telecommunications and data services we bill to our affiliates.

The following tables summarize our consolidated operating revenues recorded under our six revenue categories:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	% Change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
	(Dollars in millions)				(Dollars in millions)
IP and data services	$969	988	(19)	(2)%	2,959	2,947	12	1%
Transport and infrastructure	664	677	(13)	(2)%	2,012	2,042	(30)	(1)%
Voice and collaboration	349	392	(43)	(11)%	1,093	1,174	(81)	(7)%
IT and managed services	1	—	1	100%	3	—	3	100%
Other revenues	1	2	(1)	(50)%	4	6	(2)	(33)%
Affiliate	26	—	26	100%	78	—	78	100%
Total revenues	$2,010	2,059	(49)	(2)%	6,149	6,169	(20)	(1)%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenues decreased by $49 million, or 2%, for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017. The decrease in our total operating revenues was primarily due to decreases in voice and collaboration of $43 million and transport and infrastructure of $13 million, partially offset by an increase in affiliate revenues of $26 million.

Our total operating revenues decreased by $20 million, or less than 1%, for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The decrease in our total operating revenues was primarily due to increases in affiliate revenues of $78 million and IP and data services of $12 million, offset by decreases in voice and collaboration of $81 million and transport and infrastructure revenue of $30 million.

Voice and collaboration revenues decreased by $43 million, or 11%, and by $81 million, or 7%, for the successor three and nine months ended September 30, 2018, as compared to the predecessor three and nine months ended September 30, 2017. The decrease in voice and collaboration revenues was primarily due to a decline in voice services.

IT and managed services revenues remained flat for the successor three and nine months ended September 30, 2018, as compared to the predecessor three and nine months ended September 30, 2017.

Transport and infrastructure revenues decreased by $13 million, or 2%, and by $30 million, or 1%, for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. The decrease in transport and infrastructure revenues for both periods was primarily due to a decrease in private line, partially offset by an increase in dark fiber, professional services, managed security and wavelength.

IP and data services revenues decreased by $19 million, or 2%, and increased by $12 million, or less than 1%, for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. The decrease in IP and data services revenues during the three-month period was primarily due to a decrease in VPN data networks, IP and Ethernet. The increase in IP and data services revenues during the nine-month period was primarily due to an increase in CDN, partially offset by a decrease in Ethernet and Vyyx.

Other revenues remained essentially flat for the successor three and nine months ended September 30, 2018, as compared to the predecessor three and nine months ended September 30, 2017.

Affiliate revenues increased by $26 million for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017, and $78 million for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The increase in affiliate revenues was due to our acquisition by CenturyLink on November 1, 2017. Since CenturyLink's acquisition of us, we have recorded revenues from telecommunications and data services we bill to CenturyLink and certain of its subsidiaries as affiliate revenues. In the predecessor periods, since they were not affiliates, revenue associated with CenturyLink and its subsidiaries was recorded in the other operating revenue categories.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	% Change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
	(Dollars in millions)				(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$976	1,046	(70)	(7)%	2,954	3,132	(178)	(6)%
Selling, general and administrative	311	354	(43)	(12)%	1,043	1,085	(42)	(4)%
Operating expenses - affiliate	65	—	65	100%	173	—	173	100%
Depreciation and amortization	431	310	121	39%	1,295	913	382	42%
Total operating expenses	$1,783	1,710	73	4%	5,465	5,130	335	7%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $70 million, or 7%, and by $178 million, or 6%, for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. The decrease in our cost of services and products for the successor period was primarily due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not an affiliate, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products in the amount of $32 million and $99 million for the three and nine months ended September 30, 2017, respectively. The remaining decrease is primarily due to declines in voice and collaboration revenue and network optimization.

Selling, General and Administrative

Selling, general and administrative decreased by $43 million, or 12%, and by $42 million, or 4%, for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. The decrease was primarily due to an increase in facilities based expenses primarily resulting from impaired leases, more than offset by a decrease in employee-related expense primarily due to lower retention bonuses and headcount and a decrease in stock-based compensation expense as a result of accelerated vesting for certain restricted stock awards associated with the CenturyLink acquisition.

Operating Expenses - Affiliate

Operating expenses - affiliate increased by $65 million, and by $173 million for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. The increase in our operating expenses - affiliate was due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	% Change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
	(Dollars in millions)				(Dollars in millions)
Depreciation	$227	261	(34)	(13)%	700	760	(60)	(8)%
Amortization	204	49	155	316%	595	153	442	289%
Total depreciation and amortization	$431	310	121	39%	1,295	913	382	42%

Depreciation expense decreased by $34 million, or 13%, and by $60 million, or 8%, for the successor three and nine months ended September 30, 2018, respectively, as compared to the predecessor three and nine months ended September 30, 2017. As of November 1, 2017, our property, plant and equipment were recorded at preliminary fair value and as a result net property, plant and equipment decreased $1 billion due to CenturyLink's acquisition of us. This decrease in asset value resulted in lower depreciation expense for the successor three and nine months ended September 30, 2018 than would have been recorded had the acquisition not occurred. The accounting for CenturyLink's acquisition of us also resulted in an additional $8.5 billion in amortizable intangible customer relationship assets, which resulted in additional amortization expense for the successor three and nine months ended September 30, 2018. In addition, trade names and developed technology were recorded at a fair value of $378 million, which resulted in an additional amortization expense for the successor three and nine months ended September 30, 2018.

Other Consolidated Results

The following tables summarize our total other expense, net:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	% Change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
	(Dollars in millions)				(Dollars in millions)
Interest income	$(1)	6	(7)	(117)%	—	11	(11)	(100)%
Interest income - affiliate	18	—	18	nm	50	—	50	nm
Interest expense	(137)	(134)	(3)	(2)%	(381)	(399)	18	5%
Loss on modification and extinguishment of debt, net	—	—	—	nm	—	(44)	44	100%
Other, net	19	12	7	58%	21	14	7	50%
Total Other Expense	$(101)	(116)	15	13%	(310)	(418)	108	26%

nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income

Interest income decreased by $7 million for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017, and by $11 million, or 100%, for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The decrease in interest income for both periods was primarily due to the decrease in our cash and cash equivalents balance.

Interest Income - Affiliate

Interest income - affiliate increased by $18 million for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017, and by $50 million for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The increase in interest income - affiliate for both periods was due to the interest associated with our $1.825 billion loan made to CenturyLink in connection with the closing of the Merger Agreement.

Interest Expense

Interest expense increased by $3 million, or 2%, for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017, and decreased $18 million, or 5%, for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The increase in interest expense during the three-month period was due to higher LIBOR. The decrease in interest expenses during the nine-month period was primarily due to lower interest expense associated with the repayment of our $300 million Floating rate Notes due in 2018, partially offset by a higher LIBOR on the $4.6 billion Tranche B 2024 Term Loan.

Loss on Modification and Extinguishment of Debt

Loss on modification and extinguishment of debt decreased by $44 million or 100%, for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. During the nine months ended September 30, 2017, we refinanced all of our then outstanding $4.6 billion senior secured term loans.

Other Income (Expense)

Other income increased by $7 million, or 58%, for the successor three months ended September 30, 2018, as compared to the predecessor three months ended September 30, 2017 and increased $7 million or 50% for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017. The increase in other income for both periods was due to an increase in foreign currency gain in the successor three and nine months ended September 30, 2018, as compared to the predecessor three and nine months ended September 30, 2017.

Income Tax Expense

For the successor three months ended September 30, 2018 and the predecessor three months ended September 30, 2017, our effective income tax rate was 30% and 33%, and was 49% and 35% for the successor nine months ended September 30, 2018 and the predecessor nine months ended September 30, 2017, respectively. The effective tax rate for the successor three and nine months ended September 30, 2018 was significantly impacted by purchase price adjustments as a result of the CenturyLink merger and the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a remeasurement of our deferred tax assets and liabilities at the new federal corporate tax rate. For the three and nine months ended September 30, 2018, the impact from purchase accounting adjustments resulted in a 5.6% and 22% increase in the effective rate, respectively. See Note 1 - Background.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

At September 30, 2018, we held cash and cash equivalents of $188 million. At September 30, 2018, cash and cash equivalents of $84 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.

Impact of Merger with CenturyLink

As of November 1, 2017, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020 and is pre-payable by CenturyLink at any time.

A significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from CenturyLink (iii) our ability to refinance our debt obligations and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

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

Debt and Other Financing Arrangements

As of September 30, 2018, our long-term debt (including current maturities and capital leases) totaled $10.9 billion, compared to $10.9 billion outstanding as of December 31, 2017.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Historical Information

The following table summarizes our consolidated cash flow activities:

	Successor	Predecessor
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
	(Dollars in millions)
Net cash provided by operating activities	$1,627	1,791	(164)
Net cash used in investing activities	$(607)	(1,017)	410
Net cash used in financing activities	$(1,135)	(348)	(787)

Operating Activities

Net cash provided by operating activities decreased $164 million for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017, primarily due to the increase in other current and non-current assets and a decrease in accounts payable. Cash provided by operating activities is subject to variability period over period because of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased $410 million for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017 primarily due to the decrease in capital expenditures of $292 million in the successor nine months ended September 30, 2018, and by $118 million of proceeds received from the sale of property, plant and equipment and other assets in the successor nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities increased $787 million for the successor nine months ended September 30, 2018, as compared to the predecessor nine months ended September 30, 2017 primarily due to the $1.1 billion of distributions we made to CenturyLink in the successor nine months ended September 30, 2018. During the nine months ended September 30, 2017, we repaid $348 million of long-term debt. In October 2018, we declared $190 million of distributions to be paid to CenturyLink.

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

As of the successor date of September 30, 2018, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

In accounting for the CenturyLink's acquisition of us, we recorded our debt securities at their preliminary estimated fair values, which totaled $10.7 billion as of November 1, 2017. Our acquisition date fair value estimates were based primarily on inputs other than quoted market prices in active markets that are either directly or indirectly observable. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $190 million, which is being recognized as a reduction to interest expense over the remaining term of the debt.

Market Risk

At September 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of the successor date of September 30, 2018, we have approximately $10.5 billion (excluding capital lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.6 billion of floating rate debt exposed to changes in the London Interbank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso, in each case as of September 30, 2018. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions. Argentina is considered hyperinflationary as of September 30, 2018, however, the Company already accounts for Argentina in U.S. Dollars, its functional currency.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

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

CenturyLink completed its acquisition of us on November 1, 2017. The Company is currently integrating policies, processes, people, technology, and operations of the combined company. CenturyLink has extended its oversight and monitoring processes that support our internal control over financial reporting to include our acquired operations. Management will continue to evaluate the Company's internal controls over financial reporting as it continues the integration.

Other than this extension over the acquired operations and the internal controls related to the adoption of ASC 606 referenced above, and the integration of policies, processes, people, technology, and operations of the combined company, there were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Effective November 1, 2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries. The Level 3 logo and Level 3 are registered service marks of our wholly owned subsidiary, Level 3 Communications, LLC, in the United States and other countries. All rights are reserved. This Form 10-Q refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-Q is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-Q are the property of their respective owners.

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9 - Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018.

LEVEL 3 PARENT, LLC
/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller
(Principal Accounting Officer)