Form 10-K
period 2018-12-31
Level 3 Parent, LLC
filed 2019-03-19
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐        No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Effective November 1, 2017, Level 3 Communications, Inc. became a wholly owned subsidiary of CenturyLink, Inc. Upon completion of the acquisition, Level 3 Communications, Inc.’s name changed to Level 3 Parent, LLC. Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its consolidated subsidiaries.

Part I

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•	statements concerning the anticipated impact of our transactions, investments, product development and other initiatives;

•	statements concerning the anticipated impact of the Tax Cuts and Jobs Act enacted in late 2017;

•
statements about our liquidity, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•	CenturyLink’s ability to timely realize the anticipated benefit of its November 1, 2017 business combination with us;

•	the effects of competition from a wide variety of competitive providers, including increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products and services less desirable or obsolete;

•
our ability to attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems and strengthening our relationships with customers and attaining projected cost savings;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection and net neutrality;

•	our ability to avoid unanticipated integration disruptions;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed data transmission services;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt payments and distributions;

•
changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and lenders;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations;

•	the effects of changes in accounting policies, practices or assumptions including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this report or other of our filings with the SEC.

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

ITEM 1. BUSINESS

Overview

We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our customers. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States.

We were incorporated under the laws of the State of Delaware in 1941. Our principal executive offices are located at 1025 Eldorado Boulevard, Broomfield, CO 80021 and our telephone number is (720) 888-1000.

For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of Part I of this report. The summary financial information in this Item 1 should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Acquisition of Level 3 by CenturyLink

On November 1, 2017, CenturyLink acquired us through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as CenturyLink's indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. Our results of operations have been included in the consolidated results of operations of CenturyLink since November 1, 2017.

For additional information about CenturyLink's acquisition of Level 3, see (i) Note 2—CenturyLink Merger to our consolidated financial statements in Item 8 of Part II of this report, (ii) the current report on Form 8-K/A filed by CenturyLink with the Securities and Exchange Commission (the "SEC") on January 16, 2018, (iii) our current report on Form 8-K filed by us with the SEC on November 1, 2017 and (iv) the definitive joint proxy statement/prospectus filed by CenturyLink with the SEC on February 13, 2017.

Financial Highlights

The analysis below is presented on a combined basis for the successor and predecessor periods in 2017. We believe that the discussion on a combined basis is more meaningful as it allows our 2018 results of operations to be more readily compared to our aggregate 2017 results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of Part II of this report.

The following table summarizes our results of our consolidated operations:

	Successor		Predecessor	Combined	Predecessor
	Year Ended December 31, 2018(1)(2)	Period Ended December 31, 2017(1)(2)	Period Ended October 31, 2017(2)	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Operating revenue	$8,220	1,407	6,870	8,277	8,173
Operating expenses	7,252	1,249	5,719	6,968	6,728
Operating income	968	158	1,151	1,309	1,445
Net income (loss)	341	(141)	425	284	677
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax expense of approximately $92 million and $195 million for 2018 and 2017, respectively.

(2)
During the successor year ended December 31, 2018 and period ended December 31, 2017 and the predecessor period ended October 31, 2017 and year ended December 31, 2016, we incurred CenturyLink acquisition-related expenses of $121 million, $28 million, $85 million and $15 million, respectively. For additional information, see "Acquisition of Level 3 by CenturyLink" above and Note 2 - CenturyLink Merger to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2018	2017
	(Dollars in millions)
Total assets	$32,291	33,135
Total long-term debt(1)	10,844	10,890
Total member's equity	17,877	19,272
_______________________________________________________________________________

(1)
For additional information on our long-term debt, see Note 5 - Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital resources - Future Contractual Obligations" in Item 7 of Part II of this report.

We estimate that during 2018, approximately 20% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

Operations

Organizational Structure

Since the November 1, 2017 closing of CenturyLink's acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Otherwise, we do not provide our discrete financial information to the CODM on a regular basis.

Products and Services

Global enterprises, governmental entities and regional organizations depend on our wide variety of technologies and the services engineered to work in conjunction with them. These range from specific offerings such as networks or cloud-based application hosting to complex multi-layered engagements where we develop custom solutions involving numerous technologies and professional consulting services. In many cases, enterprises engage with us to outsource many of their IT functions so they can focus on their core business.

While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. We report our related revenue under the following categories: IP and data services, transport and infrastructure services, voice and collaboration services, other revenue and affiliate revenue, which are described in further detail below.

IP and Data Services

•
VPN Data Network. Built on our extensive optical transport network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network;

•
Internet Protocol ("IP"). Our Internet Services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries with over 72 Tbps of global throughput.

•
Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•
Content Delivery Network (CDN). Our CDN is supported by a global Point of Presence (PoP) footprint across 104 markets in six continents and directly connected to our IP backbone. CDN service supports in-network acquisition of broadcast channels for Over the Top-Video and Internet TV platforms, and a multi-regional Origin Storage Platform delivers high performance egress and rapid time to first byte. Our CDN is directly connected to major cloud storage platforms. Our Digital Download service provides software download, system update, gaming patch, antivirus files or other digital asset delivery with storage, security, scale, and global reach.

Transport and Infrastructure Services

•
Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources;

•
Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

•
Dark Fiber. We possess an extensive array of unlit optical fiber, known as “dark fiber.” Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology and the dark fiber option gives them exclusive access to the technology. We provide professional services to engineer these networks and manage them for many customers;

•
Private Line. We deliver a private line (including business data services), a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•
Professional Services. Our experts deliver a robust array of consulting services to organizations either as part of a larger engagement or as stand-alone services. This category includes network management, installation and maintenance of data equipment, the building of proprietary fiber-optic networks for government and business customers.

Voice and Collaboration Services

•
Voice. We offer a complete portfolio of traditional Time Division Multiplexing (TDM) voice services to businesses and enterprises including Primary Rate Interface (“PRI”) service, local inbound service, switched one-plus, toll free, long distance and international services;

•
Voice Over IP (VoIP). We deliver a broad range of local and enterprise voice and data services built on VoIP (Voice over Internet Protocol) technology. Our local and enterprise voice services include VoIP enhanced local service, national and multinational SIP Trunking, Hosted VoIP, support of Primary Rate Interface (“PRI”) service, long distance service, and toll-free service; and

•
Collaboration. We deliver collaboration capabilities partnered with leading technology providers including Cisco, Microsoft, and Amazon. Collaboration elements (audio, video, web) are seamlessly integrated providing a simple solution that is easy to manage as businesses grow and change. Our expertise and ongoing partnership with technology leaders like Cisco, Microsoft and AWS provides enterprises with the flexibility to select and adopt the right solution and latest innovation. Audio, web and video conferencing services are also available

Affiliate revenue

•
Affiliate Services. We provide our affiliates with telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services.

From time to time, we may change the categorization of our products and services.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Our Network

Most of our products and services are provided using our telecommunications network. A substantial portion of our equipment operates with licensed software.

We continue to enhance and expand our network by deploying various technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in technology and customer demands, including demands for enhanced digitization, automation and customer self-service capabilities.

Like other large communications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.

Similarly, like other large communication companies operating complex networks, from time to time in the ordinary course of our business we experience disruptions in our service. Although none of these outages have thus far materially adversely affected us, certain of these outages have resulted in regulatory fines, negative publicity, service credits and other adverse consequences.

We rely on several other communications companies to provide our offerings. We lease a portion of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. A portion of our services are provided by other carriers under agency agreements or through reselling arrangements with other carriers. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.

For additional information regarding our systems, network, assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see Item 2 of Part I of this report.

Patents, Trade Names, Trademarks and Copyrights

Through acquisitions or our own research and development, as of December 31, 2018, we had approximately 1,800 patents and patent applications in the United States and other countries. Our patents cover a wide range of technologies, including those relating to data and voice services, content distribution and transmission and networking equipment.

We have also received licenses to use patents held by others, including through certain extensive cross-license arrangements. Patents give us the right to prevent others, particularly competitors, from using our proprietary technologies. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Sales and Marketing

We maintain local offices in most major and secondary markets within the U.S. and in most of the larger population centers within our local service area and in many of the primary markets of the more than 60 countries in which we provide services. These offices provide sales and customer support services. We also rely on our channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and government customers of all sizes, ranging from small business offices to the world's largest global enterprise customers. We strive to offer our business customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, website promotions and public relations.

Regulation

Overview

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and, frequently, state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services.

The following description discusses some of the major industry regulations that affect our operations, but numerous other regulations not discussed below also have a substantial impact on us. For additional information, see "Risk Factors" in Item 1A of Part I of this report.

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate and international communications services. Additionally, the FCC regulates a number of aspects of our business related to privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. Level 3 provides competitive services that are generally not subject to regulation to the same degree as incumbent local exchange carriers (“ILECs”).

In April 2017, the FCC revised the regulation of the provision of data services by ILECs to businesses providing greater freedom to respond to competition for these business data services. Level 3 purchases a significant amount of these services from ILECs. Several parties appealed the FCC's decision and the resulting remand proceedings remain pending. The ultimate impact on us of the FCC's recent actions is currently unknown.

Intercarrier Compensation

Level 3 maintains approximately 300 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3’s agreements with AT&T and Verizon have expired terms but remain effective in evergreen status. As these and other interconnection agreements expire, we will evaluate simply allowing them to continue in evergreen status (so long as the counterparty allows it) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including compensation rates for various types of traffic. In addition, changes in law, including FCC orders, may allow or compel us to renegotiate current and successor interconnection agreements over the next year.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preclude states from imposing substantial regulations of their own on broadband. Opponents of this change have appealed this action in federal court and have advocated in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. The result of these appeals is pending and the potential impact to Level 3 is currently unknown.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as ILECs.

International Regulations

Our subsidiaries operating outside of the United States are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The telecommunications regulatory regimes in certain of our non-domestic markets are in the process of development. Many issues, including the pricing of services, have not been addressed fully, or even at all. We cannot accurately predict whether and how these issues will be resolved, or their effect on our operations. Further, some of the legal requirements governing our foreign operations are more restrictive than or conflict with those governing our domestic operations, which raises our compliance costs and regulatory risks.

In June 2016, following a national referendum, the United Kingdom (the “UK”) elected to terminate its membership in the EU (“Brexit”). The UK will remain a member of the EU until at least March 29, 2019. Several factors which are currently unknown will influence Brexit’s impact on our business, including the form Brexit will take. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also the central location of our stores of spare replenishment in our European operations. In respect to our UK workforce, we do not anticipate any adverse impact from Brexit as only a small percentage of the workforce are EU nationals. The same is true of UK nationals working in our EU located workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short- and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

Other Regulations

Our networks are subject to numerous local regulations, including codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Various foreign, federal and state legislative or regulatory bodies have recently adopted increasingly restrictive laws or regulations governing the protection or retention of data, and others are contemplating similar actions. In particular, regulatory bodies in Europe have aggressively enforced the stringent terms of the EU’s General Data Protection Regulation.

For additional information about these matters, see “Risk Factors-Risks Affecting Our Business” and “Risk Factors-Risks Relating to Legal and Regulatory Matters” in item 1A of Part I of this report.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents facilities-based providers, and smaller more narrowly focused niche providers either using their own networks leasing parts of our network, or providing services such as VoIP, SD-WAN and security independent of network assets. The ability to provide such services independently of the network challenges more traditional solution selling. Further technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do. In certain overseas markets, we compete against national incumbent telecommunications providers and other regional or international companies that may have a longer history of providing service in the market.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs or are offering faster transmission speeds or lower prices.

Similar to us, many technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Such activities will continue to place downward pressure on the demand for and pricing of our services.

As customers increasingly demand high-speed connections for communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our networks to ensure that they can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.

Additional information about competitive pressures is located (i) under the heading "Risk Factors-Risks Affecting Our Business" in Item 1A of Part I of this report.

Environmental Compliance

From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters—Risks posed by other regulation" in Item 1A of Part I of this report and Note 16—Commitments, Contingencies and Other Items included in Item 8 of Part II of this report.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the Atlantic and Gulf of Mexico coastlines.

Employees

At December 31, 2018, we had approximately 11,500 employees.

Website Access and Important Investor Information

Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website and on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our website and social media accounts to augment our disclosures.

Lenders should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, lenders should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

ITEM 1A. RISK FACTORS

The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including “Special Note Regarding Forward-Looking Statements” preceding Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions. In addition, certain of the risks described below apply only to a part of our business.

Risks Affecting Our Business

Our failure to simplify our service support systems could adversely impact our competitive position.

For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. To attain these goals, we believe we must digitally transform our service support processes to permit greater automation and customer self-service options. This digital transformation is complex and will require a substantial amount of resources, especially in light of the multiplicity of our systems. Development of systems designed to support this transformation will continuously require our personnel and third-party vendors to, among other things, (i) adjust to changes in our offerings and customers’ preferences, (ii) simplify our processes, (iii) improve our data management capabilities, (iv) eliminate inconsistencies between our legacy and acquired operations, (v) eliminate older support systems that are costly or obsolete, (vi) develop uniform practices and procedures, and (vii) automate them as much as possible. We cannot assure you that these undertakings will be successful. Our competitive position could be adversely impacted if we fail to continuously develop viable service support systems that are satisfactory to our current and potential customers.

We may not be able to compete successfully against current or future competitors.

Each of our offerings to our customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to our customers. We expect these trends to continue. For more detailed information, see “Business-Competition” in Item 1 of this report.

In addition to competition from a wide range of technology companies and communications providers (including those described above), we are facing increasing competition from several other sources, including cloud companies, broadband providers, software developers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Further competition could arise through industry consolidation, technological innovation, or changes in regulation, including changes allowing foreign carriers to more extensively compete in the U.S. market.

Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) offer products or services with features that we cannot readily match in some or all of our markets, (iii) install their services more quickly than we do, (iv) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (v) have larger or more diverse networks with greater transmission capacity, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, (ix) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (x) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.

Competition could adversely impact us in several ways, including (i) the loss of customers, market share, or traffic on our networks, (ii) our need to expend substantial time or money on new capital improvement projects, (iii) our need to lower prices or increase marketing expenses to remain competitive and (iv) our inability to diversify by successfully offering new products or services.

We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient.

Rapid technological changes could significantly impact our competitive and financial position.

The communications industry has been and continues to be impacted by significant technological changes, which in general are enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. Continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenue. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.

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

In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we must continuously (i) invest in our network, (ii) develop, test and introduce new products and services and (iii) rationalize and simplify our offerings by eliminating older or overlapping products or services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.

We could experience difficulties in consolidating, integrating, updating and simplifying our technical infrastructure.

Our ability to consolidate, integrate, update and simplify our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to develop and maintain attractive product and service offerings and to interface effectively with our customers. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize, consolidate and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies, customer dissatisfaction, and the diversion of development resources. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

We could be harmed by security breaches or other significant disruptions or failures of networks, information technology infrastructure or related systems owned or operated by us.

We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our network, infrastructure or systems, or those that we operate or maintain for certain of our business customers, could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information.

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

Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, thus far none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to several factors, including the increasing sophistication of cyber-attacks, our greater use of open and software-defined networks, our increased operation of offshore systems, and our increased profile due to the growth of our organization and our customer base. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

Although CenturyLink maintains cyber liability insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Additional risks to our network, infrastructure and related systems include, among others:

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	power losses or power surges;

•	physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain or improve our systems;

•	programming, processing and other human error; and

•	inadequate building maintenance by third-party landlords or other service failures of our third-party vendors.

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future, especially if network traffic continues to increase and we continue to assume greater responsibility for managing our customers’ critical systems and networks.

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

•
subject us to claims for damages, fines, penalties, termination or other remedies under our customer contracts or service standards set by regulators, which in certain cases could exceed our insurance coverage;

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

Our ability to attract and retain customers depends in part upon external perceptions of our products, services management integrity and financial performance. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees. We could suffer similar adverse effects if shareholders, financial analysts or other financial professionals issue public statements that cast us or our industry in a negative light. Any of these developments could adversely affect our business, results of operations, financial condition, cash flows, prospects and the value of our securities.

Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenue and margins.

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

Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation, (iv) increased concerns regarding cyber threats or (v) changes in consumers' preferences or data usage.

Our failure to hire and retain qualified personnel could harm our business.

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, software, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields, particularly in certain growth markets, such as the areas adjoining our Denver and Seattle offices. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction and integration initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.

Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay significant monetary damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be materially impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.

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

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.

Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to existing or newly-built networks owned or leased by them, thereby reducing our revenue.

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

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, (ii) content suppliers to provide programming to our video operations, and (iii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

Reliance on governmental payments. We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us being suspended or disbarred from future governmental programs or contracts for a significant period of time. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.

Violating our government contracts could have other serious consequences.

We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of CenturyLink's Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our FCC licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)

Portions of our property, plant and equipment are located on property owned by third parties.

We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases. Moreover, our ability to expand our network could depend in part on obtaining additional authorizations, the receipt of which is not assured.

Over the past few years, certain utilities, cooperatives and municipalities in certain of the states in which we operate have requested significant rate increases for attaching our plant to their facilities. To the extent that these entities are successful in increasing the amount we pay for these attachments, our future operating costs will increase.

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

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. For example, all 28 current member states of the European Union have adopted new European data protection laws that we believe could impact our operations in Europe and could potentially expose us to an increased risk of litigation or significant regulatory fines. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.

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

•
U.S. and non-U.S. regulation of overseas operations, including regulation under the U.S. Foreign Corrupt Practices Act "the "FCPA") and other applicable anti-corruption laws, including the U.K. Bribery Act of 2010 and the Brazilian Anti-corruption Law, (collectively with the FCPA, the “Anti-Corruption Laws”);

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

Changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations could impact us. Specifically, the British government is currently negotiating the terms of the United Kingdom’s exit from the European Union ("Brexit"). Brexit could potentially impact our supply chains, logistics, and human resources. Additionally, Brexit and other changes in multilateral arrangements may more broadly adversely affect our operations and financial results

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Certain of our international operations are conducted in countries or regions experiencing corruption or instability, which subjects us to heightened legal and economic risks.

We do business and may in the future do additional business in certain countries or regions in which corruption is a serious problem. Moreover, in order to effectively compete in certain non-U.S. jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under Anti-Corruption Laws for actions taken by our strategic or local partners or agents. Any determination that we have violated any Anti-Corruption Laws could have a material adverse effect on our business, results of operations, reputation or prospects.

We conduct significant operations in regions that have historically experienced high levels of political, economic and social instability, including the Latin American region. Various events in recent years have placed pressures on the stability of the currencies of several Latin American countries in which we operate, including Argentina, Brazil and Colombia. Pressures or volatility in local or regional currencies may adversely affect our customers in this region, which could diminish their ability or willingness to order products or services from us. Several Latin American countries have historically experienced high rates of inflation. Governmental actions taken to curb inflation, coupled with speculation about possible future actions, have in the past contributed to periodic economic uncertainty in many Latin American countries. Similar actions in the future, together with abrupt shifts in governmental administrations, could impede our ability to develop or implement effective business plans in the region. In addition, if high rates of inflation persist, we may not be able to adjust the price of our services sufficiently to offset our higher costs. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.

We are exposed to currency exchange rate risks and currency transfer restrictions and our results may suffer due to currency translations and re-measurements.

Declines in the value of non-U.S. currencies relative to the U.S. dollar could adversely affect us in several respects, including hampering our ability to market our services to customers whose revenue is denominated in depreciated currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our results of operations may suffer due to currency translations if such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements regarding those payment obligations. Similarly, the strengthening of the U.S. dollar and exchange control regulations could negatively impact the ability of overseas customers to pay for our services in U.S. dollars.

Certain Latin American economies have experienced shortages in non-U.S. currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or to convert those currencies into U.S. dollars and to expatriate those funds.

We may not be able to dispose of assets or asset groups on terms that are attractive to us, or at all.

In the past, we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. We may not be able to divest any such assets on terms that are attractive to us, or at all. In addition, if we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations or claims for damages, among other things.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers operating under budgetary constraints. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.

Our consolidated revenue is concentrated in a relatively small number of customers.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 20 percent of our revenue for the year ended December 31, 2018. If we lost any or all of these customers, or any such customer materially decreased its orders for our services, our business would be adversely affected.

For additional information about our business and operations, see "Business" in Item 1 of this report.

Risks Relating to Our November 2017 Combination with CenturyLink

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

CenturyLink and we incurred substantial expenses in connection with completing the acquisition of Level 3 on November 1, 2017, and both they and we expect to continue to incur substantial expenses in connection with integrating its operations with our operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the combination, CenturyLink incurred and assumed a substantial amount of indebtedness. Under the agreements that govern such indebtedness, CenturyLink is bound by various covenants and other provisions that impose restrictions on its ability to operate, and Level 3 Parent's immediate parent has guaranteed CenturyLink's debt and has secured such guaranty with a first priority interest in substantially all of its assets.

CenturyLink's combination with us raises other risks.

CenturyLink's combination with us raises additional risks not described above. For additional information, see CenturyLink's (i) Definitive joint proxy statement/prospectus filed with the SEC on February 13, 2017 and (ii) CenturyLink's most recently filed annual report on Form 10-K, as updated by its subsequent Exchange Act reports.

Risks Relating to Legal and Regulatory Matters

We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.

General. Our domestic operations are regulated by the FCC, various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and, frequently state, provincial or local bodies.

Generally, we must obtain and maintain operating licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan. Even if we are, the prescribed service standards and conditions imposed on us under these licenses may increase our costs and limit our operational flexibility. We also operate in some areas of the world without licenses, as permitted through relationships with locally-licensed partners.

We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services we are legally permitted to provide may be limited or may change. As noted above, in other countries existing telecommunications legislation is in development, is subject to currently ongoing proceedings, is unclear or inconsistent, or is applied in an unequal or unpredictable fashion, often in the absence of adjudicative forums that are adequate to address disputes. Accordingly, we cannot ensure that we will always be considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein). Our inability or failure to comply with the telecommunications and other laws of one or more countries in which we operate could prevent us from commencing or continuing to provide service therein.

The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.

Domestic regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. In addition, from time to time carriers or other third parties refuse to pay for certain of our services or challenge our rights to receive certain service payments. Our future revenue, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.

Risks associated with changes in regulation. Changes in regulation can have a material impact on our business, revenue or financial performance. Changes over the past couple of decades in federal regulations have substantially impacted our operations, including recent orders or laws overhauling intercarrier compensation, revamping universal service funding and increasing our responsibilities to assist various governmental agencies and safeguard customer data. These changes have significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenue we collect from our wholesale customers. We expect these impacts will continue in the future. For more information, see "Business-Regulation" in Item 1 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Risks of higher costs. Regulations continue to create significant operating and capital costs for us. Regulatory challenges to our business practices or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect our operations.

Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, fighting crime, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.

Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. In connection with our current operations, we use, handle and dispose of various hazardous and non-hazardous substances and wastes. In prior decades, certain of our current or former subsidiaries owned or operated, or are alleged to have owned or operated, former manufacturing businesses for which we have been notified of certain potential environmental liabilities. We monitor our compliance with applicable regulations or commitments governing these current and past activities. Although we believe that we are in compliance with these regulations in all material respects, our use, handling and disposal of environmentally sensitive materials, or the prior operations of our predecessors, could expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.

For a discussion of regulatory risks associated with our international operations, see “Risk Factors-Risks Affecting Our Business-Our international operations expose us to various regulatory, currency, tax, legal and other risks."

Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.

Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. Although the FCC voted to repeal most of those regulations in December 2017, opponents of the rescission have judicially challenged this action and continue to advocate in favor of re-instituting extensive regulation. Depending on the scope of any such future federal or state regulations, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. As the significance of the Internet expands, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.

We may be liable for the material that content providers or distributors distribute over our network.

The liability of private network operators for information stored or transmitted on their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.

Our pending legal proceedings could have a material adverse impact on our financial condition and operating results and our ability to access the capital markets.

There are several material proceedings pending against CenturyLink and its affiliates, and certain material proceedings pending against us, as described in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 16, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.

We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations and certain of our other services. Some of these franchises may require us to pay franchise fees, and may require us to pay fines or penalties if we violate or terminate our related contractual commitments. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.

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

We continue to carry significant debt. As of December 31, 2018, the aggregate principal amount of our consolidated long-term debt was $10.5 billion, excluding unamortized premiums, net, and capital lease and other obligations. As of such date, $640 million aggregate principal amount of this long-term debt was scheduled to mature prior to December 31, 2021. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.

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

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, distributions, marketing and other potential growth initiatives;

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	limiting or precluding us from entering into commercial, hedging or other financial arrangements with vendors, customers or other business partners;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•
increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt by Level 3 Financing, Inc. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	we engage in additional acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed elsewhere herein; or

•	we otherwise require cash to fund our cash requirements described elsewhere herein.

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be unpredictable and volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments, which are discussed further below.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating distributions, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

We have a complex debt structure, and our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.

CenturyLink, Inc. and various of its subsidiaries (including Embarq Corporation, Qwest Corporation, Qwest Capital Funding, Inc., Level 3 Financing, Inc. and Level 3 Parent, LLC) have borrowed substantial amounts of money from financial institutions or investors. Under the associated debt and financing arrangements, we are subject to various covenants and restrictions, the most restrictive of which pertain to the debt of CenturyLink, Inc. and the Level 3 entities.

CenturyLink, Inc.’s revolving and term loan debt arrangements contain several significant limitations restricting our ability to, among other things:

•	borrow additional money or issue guarantees;

•	pay dividends or other distributions to our member;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.

The debt and financing arrangements of Level 3 Parent, LLC and its subsidiary Level 3 Financing, Inc. contain substantially similar limitations that restrict our operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to distribute cash to our affiliated entities, or to enter into other transactions among our affiliated entities.

CenturyLink, Inc.’s above-referenced debt arrangements also contain financial covenants that require it to maintain certain financial ratios, and the term loan debt of Qwest Corporation includes a similar financial covenant. The ability of CenturyLink, Inc. and Qwest Corporation to comply with these provisions may be affected by events beyond their control.

Increasingly in recent years, certain debt investors have sought to financially benefit themselves by identifying and seeking to enforce defaults under borrowers’ debt agreements. This development could increase the risk of claims made under our debt agreements.

The failure of CenturyLink, Inc. or any of its subsidiaries to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate their respective debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all. For additional information, see “Risks Affecting Our Liquidity and Capital Resources” and Note 5—Long-Term Debt.

Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of Level 3 Financing, Inc. Most of these ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

A downgrade of any of these credit ratings could:

•	adversely affect the market price of some or all of our outstanding debt or equity securities;

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	trigger the application of restrictive covenants or adverse conditions in our current or future debt agreements;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operations.

For more information on the credit ratings of our secured and unsecured debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 7 of this report.

Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.

Our business is capital intensive. We expect to continue to require significant cash to maintain and expand our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•
our above-described need to (i) consolidate and simplify our various legacy systems, (ii) strengthen our customer support systems and (iii) support our development and launch of new products and services; and

•	technological advances of our competitors;

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

Similarly, we continue to anticipate incurring substantial operating expenses to support our growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenue in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax-sharing or cash management purposes, our affiliates have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. As discussed in greater detail elsewhere herein, restrictions imposed by credit instruments or other agreements applicable to certain of our subsidiaries limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends that they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable tax laws or orders imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations). For all these reasons, you should not assume that our subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our cash requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.

Our current distribution practices could limit our ability to deploy cash for other beneficial purposes.

The current practice of our Board of Directors to pay distributions to our member reflects a current intention to distribute to our member a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our member or debtholders, including debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending may depend more than it otherwise would on our ability to obtain third party financing.

We cannot assure you whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted.

As of December 31, 2018, we had approximately $9.5 billion of federal net operating loss carryforwards, (“NOLs”), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are subject to limitations under Section 382 of the Internal Revenue Code (“Code”) and related Treasury regulations. It should be noted that issuances or sales of CenturyLink stock (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit our use of the NOLs. For these and other reasons, you should be aware that these limitations could restrict our ability to use these NOLs in the amounts we project or could limit our flexibility to pursue otherwise favorable transactions.

At December 31, 2018, we had state NOL carryforwards of approximately $10 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2018, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $283 million.

Additionally, we have foreign NOL carryforwards of $6 billion. A significant portion of the foreign NOL carryforwards are generated in subsidiaries that do not have a history of earnings and may not have the ability to generate income in sufficient amounts to realize the losses. As of December 31, 2018, we have determined that these foreign NOL carryforwards had net benefit of $296 million.

Other Risks

We have lent money to CenturyLink, which exposes us to certain risks.

We have lent $1.8 billion to CenturyLink. Developments that adversely impact CenturyLink could adversely impact our ability to collect this debt.

We face risks from natural disasters, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes, including the judgments, assumptions and estimates applied pursuant to our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates applied in connection with preparing our historical financial statements, our future financial statements could be materially impacted.

While frequently presented with numeric specificity, the guidance and other forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. Similarly, for a variety of reasons, we may change our intentions, strategies or plans at any time, which could materially alter our actual results from those previously anticipated. For additional information, see "Special Note Regarding Forward-Looking Statements" preceding Item 1 of this report.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2018, and the occurrence of this or any other future material weakness or significant deficiencies could have a material adverse effect on us.

Our management recently concluded that, as described under the heading Item 9A. Controls and Procedures, we had material weaknesses as of December 31, 2018 and therefore as of that date did not maintain effective internal control over financial reporting, which is a requirement of the Securities Exchange Act of 1934. As a result of that evaluation, management concluded that two material weaknesses existed as described below.

•	Ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink's acquisition of us.

These deficiencies arose because (i) CenturyLink did not conduct an effective risk assessment to identify and assess changes needed to make to our financial reporting and process level controls, related to fair value measurement of assets acquired and liabilities assumed in the transaction with CenturyLink, (ii) CenturyLink did not clearly assign responsibility for the design, implementation, and operation of controls over the fair value measurements and (iii) CenturyLink did not maintain effective information and communication processes to ensure the right information was available to personnel on a timely basis so they could fulfill their control responsibilities related to the fair value measurements.

•	Ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions.

These deficiencies arose because we did not conduct an effective risk assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions.

We plan to execute our plans to remediate the material weaknesses identified above as soon as feasible. However, the remedial measures we take may not be adequate to avoid other control deficiencies in the future. There can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that CenturyLink’s or our current or future financial statements may not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in CenturyLink or us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by regulatory authorities, fines, penalties, the delisting of CenturyLink’s or our securities and liabilities arising from litigation.

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

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our member's equity.

As of December 31, 2018, approximately 59% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the fourth quarter of 2018, CenturyLink has recorded large non-cash charges to earnings in connection with required reductions of the value of its intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.

The Tax Cuts and Jobs Act will have a substantial impact on us.

The Tax Cuts and Jobs Act (the "Act") enacted in December 2017 significantly changed U.S. tax law by reducing the U.S. corporate income tax rate and making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. The net impact of this Act, as applied to date, has been unfavorable to us. However, the Act is quite complex and the impacts could potentially change as additional regulatory guidance is received from the Internal Revenue Service. As a result, our views on the Act’s ultimate impact on us could change.

Additional changes in tax laws or tax audits could adversely affect us.

Like all large multinational businesses, we are subject to multiple sets of complex and varying tax laws and rules. Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017) may be uncertain and subject to differing interpretations that could negatively impact our operating results or financial condition. We are also subject to frequent and regular audits by a broad range of foreign, federal, state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	Successor
	December 31, 2018	December 31, 2017
Land	4%	4%
Fiber, conduit and other outside plant (1)	50%	50%
Central office and other network electronics (2)	19%	22%
Support assets (3)	22%	21%
Construction in progress (4)	5%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)	Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.
(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately 12.4 million square feet of space for our Gateway and technical or transmission facilities.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements included in this Form 10-K.

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

Unless context requires otherwise, references to the "predecessor" periods, or the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and to "2017 successor" period, or the period ended December 31, 2017 covers the successor period from November 1, 2017 through December 31, 2017.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2).

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

As discussed in Note 2—CenturyLink Merger, on November 1, 2017, we became a wholly-owned subsidiary of CenturyLink.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in MD&A is presented on a combined basis for the successor and predecessor periods in 2017. We believe that the discussion on a combined basis is more meaningful as it allows our 2018 results of operations to be more readily compared to our aggregate 2017 results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

The following table summarizes our results of our consolidated operations for the years ended December 31, 2018 and 2017:

	Successor		Predecessor	Combined	Increase / (Decrease)	% Change
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017	2018 v Combined 2017
	(Dollars in millions)
Operating revenue	$8,220	1,407	6,870	8,277	(57)	(1)%
Operating expenses	7,252	1,249	5,719	6,968	284	4%
Operating income	968	158	1,151	1,309	(341)	(26)%
Other expense	(431)	(65)	(458)	(523)	92	(18)%
Income tax expense	(196)	(234)	(268)	(502)	306	(61)%
Net income (loss)	$341	(141)	425	284	57	20%

Operating Revenue

We categorize our products, services and revenue among the following five categories:

•
IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions professional services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide to our affiliates telecommunication services that we also provide to external customers.

From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of this report.

The following tables summarize our consolidated operating revenue recorded under our five revenue categories

	Successor		Predecessor	Combined	Increase / (Decrease)	% Change
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017	2018 v Combined 2017
	(Dollars in millions)
IP and Data Services	$3,945	668	3,284	3,952	(7)	—%
Transport and Infrastructure	2,699	464	2,272	2,736	(37)	(1)%
Voice and Collaboration	1,464	258	1,308	1,566	(102)	(7)%
Other Revenue	5	1	6	7	(2)	(29)%
Affiliate Revenue	107	16	—	16	91	nm
Total Revenue	$8,220	1,407	6,870	8,277	(57)	(1)%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Our total operating revenue decreased by $57 million, or 1%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in our total operating revenue was primarily due to decreases in voice and collaboration services of $102 million and transport and infrastructure services of $37 million, partially offset by an increase in affiliate revenue.

Our operating revenue for our products and services consisted of the following categories:

IP and data services revenue decreased by $7 million, or less than 1%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in IP and data services revenue was primarily due to a decrease in Ethernet and Vyvx, partially offset by an increase in CDN.

Transport and infrastructure services revenue decreased by $37 million, or 1%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in transport and infrastructure revenue was primarily due to a decrease in private line, partially offset by an increase in dark fiber, professional services, managed security and wavelength.

Voice and collaboration services revenue decreased by $102 million, or 7%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in voice and collaboration revenue was primarily due to a decline in voice services, partially offset by an increase in VoIP.

Other revenue remained essentially flat for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017.

Affiliate revenue increased by $91 million for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The increase in affiliate revenue was due to our acquisition by CenturyLink on November 1, 2017. Since CenturyLink's acquisition of us, we have recorded revenue from telecommunications and data services we bill to CenturyLink and certain of its subsidiaries as affiliate revenue. In the predecessor periods, since they were not affiliates, revenue associated with CenturyLink and its subsidiaries was recorded in the other operating revenue categories.

Operating Expenses

Our current definitions of operating expenses are as follows:

•
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses; costs incurred for universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); certain legal expenses associated with our operations; and other expenses directly related to our operations; and

•
Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; legal expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

As discussed in Note 1—Background and Summary of Significant Accounting Policies in Item 8 of this report, in conjunction with the acquisition we now classify certain expenses as cost of services and products and selling, general and administrative and, as a result, we reclassified previously reported amounts to conform to the current period presentation.

The following table summarizes our operating expenses:

	Successor		Predecessor	Combined	Increase / (Decrease)	% Change
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017	2018 v Combined 2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization	$3,937	690	3,493	4,183	(246)	(6)%
Selling, general and administrative	1,354	253	1,208	1,461	(107)	(7)%
Operating expenses - affiliates	257	24	—	24	233	nm
Depreciation and amortization	1,704	282	1,018	1,300	404	31%
Total operating expenses	$7,252	1,249	5,719	6,968	284	4%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $246 million, or 6%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in our cost of services and products for the successor period was primarily due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products in the amount of $116 million for the period ended October 31, 2017. The remaining decrease is primarily due to declines in voice and collaboration revenue and network optimization.

Selling, General and Administrative

Selling, general and administrative decreased by $107 million, or 7%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease was primarily due to a decrease in employee-related expense primarily due to lower retention bonuses and headcount and a decrease in stock-based compensation expense as a result of accelerated vesting for certain restricted stock awards associated with the CenturyLink acquisition in 2017, partially offset by an increase in facilities-based expenses primarily resulting from impaired leases.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $233 million for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The increase in our operating expenses - affiliates was due to our acquisition by CenturyLink on November 1, 2017. In the predecessor period, since they were not affiliates, the expense associated with CenturyLink and its subsidiaries was recorded as cost of services and products and selling, general and administrative expenses.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Successor		Predecessor	Combined	Increase / (Decrease)	% Change
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017	2018 v Combined 2017
		(Dollars in millions)
Depreciation	$906	143	850	993	(87)	(9)%
Amortization	798	139	168	307	491	160%
Total depreciation and amortization	$1,704	282	1,018	1,300	404	31%

Depreciation expense decreased by $87 million, or 9%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. As of November 1, 2017, our property, plant and equipment were recorded at fair value and as a result net property, plant and equipment decreased $1 billion due to CenturyLink's acquisition of us. This decrease in asset value resulted in lower depreciation expense for the year ended December 31, 2018 than would have been recorded had the acquisition not occurred.

Amortization expense increased by $491 million, or 160%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The accounting for CenturyLink's acquisition of us resulted in an additional $8.4 billion in amortizable intangible customer relationship assets, which resulted in additional amortization expense for the successor year ended December 31, 2018. In addition, trade names and developed technology were recorded at a fair value of $378 million, which resulted in additional amortization expense for the successor year ended December 31, 2018.

Other Consolidated Results

The following table summarizes other (expense) income and income tax expense:

	Successor		Predecessor	Combined	Increase / (Decrease)	% Change
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017	2018 v Combined 2017
	(Dollars in millions)
Interest income	$—	1	13	14	(14)	(100)%
Interest income - affiliate	67	11	—	11	56	nm
Interest expense	(509)	(80)	(441)	(521)	12	(2)%
Loss on modification and extinguishment of debt	—	—	(44)	(44)	44	(100)%
Other income (expense), net	11	3	14	17	(6)	(35)%
Total other expense, net	$(431)	(65)	(458)	(523)	92	(18)%
Income tax expense	$(196)	(234)	(268)	(502)	306	(61)%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Interest Income

Interest income decreased by $14 million, or 100%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in interest income was primarily due to the decrease in our cash and cash equivalents balance.

Interest Income - Affiliate

Interest income - affiliate increased by $56 million for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The increase in interest income - affiliate was due to a full year of the interest associated with our $1.8 billion loan made to CenturyLink in connection with the closing of the Merger Agreement in 2018.

Interest Expense

Interest expense decreased by $12 million, or 2%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in interest expense was due to lower interest expense associated with the repayment of our $300 million Floating rate Notes due in 2018, partially offset by a higher LIBOR on the $4.6 billion Tranche B 2024 Term Loan.

Loss on Modification and Extinguishment of Debt

Loss on modification and extinguishment of debt decreased by $44 million, or 100%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. During the predecessor period ended October 31, 2017, we refinanced all of our then outstanding $4.6 billion senior secured term loans.

Other Income (Expense)

Other income decreased by $6 million, or 35%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. The decrease in other income was due to an increase in foreign currency loss in the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017.

Income Tax Expense

Income tax expense decreased by $306 million, or 61%, for the successor year ended December 31, 2018 as compared to the combined year ended December 31, 2017. For the year ended December 31, 2018 and the combined year ended December 31, 2017, our effective income tax rate was 36.5% and 63.7%, respectively. The effective tax rate for the combined year ended December 31, 2017 was significantly impacted by purchase price adjustments as a result of the CenturyLink merger and the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a remeasurement of our deferred tax assets and liabilities at the new federal corporate tax rate. For the year ended December 31, 2018, the impact from purchase accounting adjustments resulted in a 17.2% increase in the effective rate. See Note 1—Background and Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) loss contingencies and litigation reserves; (iii) affiliate transactions; and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to CenturyLink's acquisition of us involves estimates and judgments by CenturyLink's management. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, CenturyLink considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. CenturyLink's estimates also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends.

Since November 1, 2017, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) required significant judgment. CenturyLink completed its final fair value determinations during the fourth quarter of 2018. CenturyLink's final fair value determinations were different than those preliminary values reflected in our consolidated financial statements as of and for the successor period ended December 31, 2017. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on November 1, 2017. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report. We periodically assess potential losses for these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 14—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this annual report for additional information.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of the successor date of December 31, 2018, we have recorded a valuation allowance of $0.9 billion primarily related to state and foreign NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

As of November 1, 2017, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

In connection with the closing of the Merger Agreement, we loaned $1.8 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020 and is prepayable by CenturyLink at any time.

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

Debt and Other Financing Arrangements

As of the successor date of December 31, 2018, our long-term debt (including current maturities and capital leases) totaled $10.8 billion, compared to $10.9 billion outstanding as of the predecessor date of December 31, 2017. On September 29, 2017, the $300 million aggregate principal amount plus accrued and unpaid interest due under the Floating Rate Senior Notes due 2018 was paid.

Subject to market conditions, from time to time we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior unsecured debt of Level 3 Parent, LLC and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC:
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

We believe we were in compliance in all material respects with all provisions and financial covenants of our debt agreements as of December 31, 2018. See Note 5—Long-Term Debt to our consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$6	6	648	1,609	1,209	7,211	10,689
Interest on long-term debt and capital leases (2)	552	551	522	480	386	141	2,632
Purchase commitments (3)	132	74	56	27	14	36	339
Operating leases	396	259	219	164	137	613	1,788
Right-of-way agreements	77	51	38	37	37	225	465
Asset retirement obligations	16	18	9	5	4	54	106
Total future contractual obligations (4)	$1,179	959	1,492	2,322	1,787	8,280	16,019
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized premium, net, unamortized debt issuance costs and intercompany debt.
(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.
(3)
Represent purchase commitments with third-party vendors for operating, installation and maintenance services for facilities. In addition, we have service-related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above, we estimated payments for these service contracts based on estimates of the level of services we expect to receive.

(4)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2018. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 16—Commitments, Contingencies and Other Items for additional information.

CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally revalued our net deferred tax assets at December 31, 2017 and recognized a $195 million tax expense in our consolidated statement of operations for the year ended December 31, 2017. As a result of finalizing our provisional amount recorded in 2017, we recorded an additional expense of $92 million in 2018. Based on current circumstances, we do not expect to experience a material near term reduction in the amount of cash income taxes paid by us from the Act due to utilization of net operating loss carryforwards. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.

The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. We have completed our analysis of the impact of the one-time repatriation tax and concluded that we do not have a tax liability under this provision. We have also completed our analysis of the impact of the global intangible low-taxed and base erosion provisions and have recorded a tax expense of $10 million related to the global intangible low-taxed income provisions. We do not have liability related to the base erosion and anti-abuse tax provisions of the Act.

For a more detailed description of the Tax Act and its impact on us, please see Note 12—Income Taxes to the accompanying consolidated financial statements included in Item 8.

Historical Information

The following table summarizes cash flow activities:

	Successor		Predecessor	Combined	Increase / (Decrease)
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2017	2018 v Combined 2017
	(Dollars in millions)
Net cash provided by operating activities	$2,397	308	1,914	2,222	175
Net cash used in investing activities	(904)	(2,032)	(1,118)	(3,150)	2,246
Net cash used in financing activities	(1,552)	(253)	(345)	(598)	(954)
Net (decrease) increase in cash, cash equivalents, restricted cash and securities	$(59)	$(1,977)	451	(1,526)	1,467

Net cash provided by operating activities in the successor year ended December 31, 2018 compared to the combined year ended December 31, 2017 increased $175 million primarily due to the increase in accounts payable, affiliates. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Net cash used in investing activities decreased $2.2 billion in the successor year ended December 31, 2018 compared to the combined year ended December 31, 2017 primarily due to the $1.8 billion we loaned to CenturyLink in exchange for an unsecured demand note in connection with the closing of the Merger Agreement and a decrease in capital expenditures of $288 million.

Net cash used in financing activities in the successor year ended December 31, 2018 compared to the combined year ended December 31, 2017 increased $954 million primarily due to $1.5 billion of distributions to our member in 2018, partially offset by a $300 million debt repayment in 2017 compared to 2018. For additional information regarding our financing activities, see Note 5—Long-Term Debt to our consolidated financial statements in Item 8 of this report.

On February 22, 2017, we completed the refinancing of all of our then outstanding $4.6 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the principal amount of $4.6 billion. The term loans refinanced were our Tranche B-III 2019 Term Loan, Tranche B 2020 Term Loan, and the Tranche B-II 2022 Term Loan. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024. The Tranche B 2024 Term Loan was priced to lenders at par, with the payment to the lenders at closing of an upfront 25 basis point fee. We recognized a charge of approximately $44 million for modification and extinguishment in the first quarter of 2017 related to this refinancing.

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

As of the successor date of December 31, 2018, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid are partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

In accounting for the CenturyLink's acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $10.7 billion as of November 1, 2017. Our acquisition date fair value estimates were based primarily on inputs other than quoted market prices in active markets that are either directly or indirectly observable. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $190 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt.

Market Risk

We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of the successor date of December 31, 2018, we have approximately $10.526 billion (excluding unamortized premiums and capital lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.6 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso, in each case as of December 31, 2017. Although the percentages of our consolidated revenue and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2018.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Unless context requires otherwise, references to the "predecessor" periods, or the period ended October 31, 2017, covers the predecessor period from January 1, 2017 through October 31, 2017, and to "successor" periods, or the period ended December 31, 2017 covers the successor period from November 1, 2017 through December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member
Level 3 Parent, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in member’s/stockholders’ equity for the year ended December 31, 2018, for the periods November 1, 2017 to December 31, 2017 (Successor period) and January 1, 2017 to October 31, 2017 (Predecessor period) and for the year ended December 31, 2016 (Predecessor period),and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, for the periods November 1, 2017 to December 31, 2017 (Successor period) and January 1, 2017 to October 31, 2017 (Predecessor period) and for the year ended December 31, 2016 (Predecessor period), in conformity with U.S. generally accepted accounting principles.

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

Shreveport, Louisiana
March 18, 2019

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$8,113	1,391	6,870	8,173
Operating revenue - affiliates	107	16	—	—
Total operating revenue	8,220	1,407	6,870	8,173
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,937	690	3,493	4,162
Selling, general and administrative	1,354	253	1,208	1,407
Operating expenses - affiliates	257	24	—	—
Depreciation and amortization	1,704	282	1,018	1,159
Total operating expenses	7,252	1,249	5,719	6,728
OPERATING INCOME	968	158	1,151	1,445
OTHER (EXPENSE) INCOME
Interest income	—	1	13	4
Interest income - affiliate	67	11	—	—
Interest expense	(509)	(80)	(441)	(544)
Loss on modification and extinguishment of debt	—	—	(44)	(40)
Other income (expense), net	11	3	14	(23)
Total other expense, net	(431)	(65)	(458)	(603)
INCOME BEFORE INCOME TAX EXPENSE	537	93	693	842
Income tax expense	(196)	(234)	(268)	(165)
NET INCOME (LOSS)	$341	(141)	425	677

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
NET INCOME (LOSS)	$341	(141)	425	677
OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension plan adjustment, net of ($1), $—, ($3), and $4 tax	5	—	(1)	(6)
Foreign currency translation adjustment, net of $50, ($17), ($46), and $39 tax	(200)	18	81	(80)
Other comprehensive (loss) income	(195)	18	80	(86)
COMPREHENSIVE INCOME (LOSS)	$146	(123)	505	591

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2018	December 31, 2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$243	297
Restricted cash and securities - current	4	5
Accounts receivable, less allowance of $11 and $3	712	748
Accounts receivable - affiliates	—	13
Assets held for sale	—	140
Note receivable - affiliate	1,825	1,825
Other	234	117
Total current assets	3,018	3,145
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,474	9,555
Accumulated depreciation	(1,021)	(143)
Net property, plant and equipment	9,453	9,412
GOODWILL AND OTHER ASSETS
Goodwill	11,119	10,837
Restricted cash and securities	25	29
Customer relationships, net	7,567	8,845
Other intangible assets, net	410	378
Other, net	699	489
Total goodwill and other assets	19,820	20,578
TOTAL ASSETS	$32,291	33,135
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$6	8
Accounts payable	726	695
Accounts payable - affiliates	246	41
Accrued expenses and other liabilities
Salaries and benefits	233	136
Income and other taxes	130	100
Interest	95	109
Other	78	59
Advance billings and customer deposits	310	258
Total current liabilities	1,824	1,406
LONG-TERM DEBT	10,838	10,882
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,181	1,093
Deferred tax liability	202	212
Other	369	270
Total deferred revenue and other liabilities	1,752	1,575
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	18,048	19,254
Accumulated other comprehensive (loss) gain	(171)	18
Total member's equity	17,877	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY	$32,291	33,135

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$341	(141)	425	677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,704	282	1,018	1,159
Deferred income taxes	175	270	217	123
Net long-term debt issuance costs and premium amortization	(30)	(5)	14	21
Loss on modification and extinguishment of debt	—	—	44	40
Share-based compensation	—	26	132	156
Accrued interest on long-term debt, net	(14)	27	(47)	21
Changes in current assets and liabilities:
Accounts receivable	46	(1)	(16)	31
Accounts payable	(37)	35	(102)	83
Deferred revenue	71	(15)	146	18
Other current assets and liabilities	4	(100)	70	26
Other current assets and liabilities, affiliates	216	(17)	—	—
Changes in other noncurrent assets and liabilities, net	(93)	(38)	8	(9)
Other, net	14	(15)	5	(3)
Net cash provided by operating activities	2,397	308	1,914	2,343
INVESTING ACTIVITIES
Capital expenditures	(1,038)	(207)	(1,119)	(1,334)
Purchase of marketable securities	—	—	(1,127)	—
Maturity of marketable securities	—	—	1,127	—
Proceeds from sale of property, plant and equipment and other assets	134	—	1	3
Note receivable - affiliate	—	(1,825)	—	—
Net cash used in investing activities	(904)	(2,032)	(1,118)	(1,331)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	4,569	764
Payments of long-term debt	(7)	(1)	(4,917)	(820)
Distributions	(1,545)	(250)	—	—
Other	—	(2)	3	(3)
Net cash used in financing activities	(1,552)	(253)	(345)	(59)
Net (decrease) increase in cash, cash equivalents, restricted cash and securities	(59)	(1,977)	451	953
Cash, cash equivalents, restricted cash and securities at beginning of period	331	2,308	1,857	904
Cash, cash equivalents, restricted cash and securities at end of period	$272	331	2,308	1,857

Supplemental cash flow information:
Income taxes paid, net	$33	10	49	35
Interest paid	542	56	468	508

Cash, cash equivalents, restricted cash and securities:
Cash and cash equivalents	$243	297	2,274	1,819
Restricted cash and securities - current	4	5	5	7
Restricted cash and securities - noncurrent	25	29	29	31
Total	$272	331	2,308	1,857

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$19,254	19,617	—	—
Net income (loss)	341	(141)	—	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $3, $-, $-, $- tax	9	—	—	—
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(6)	—	—	—
Contributions	—	28	—	—
Purchase price accounting adjustments	(5)	—	—	—
Distributions	(1,545)	(250)	—	—
Balance at end of period	18,048	19,254	—	—
COMMON STOCK
Balance at beginning of period	—	—	4	4
Balance at end of period	—	—	4	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	—	19,800	19,642
Common stock issued under employee stock benefit plans and other	—	—	30	37
Share-based compensation	—	—	102	121
Balance at end of period	—	—	19,932	19,800
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	18	—	(387)	(301)
Other comprehensive (loss) income	(195)	18	80	(86)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	6	—	—	—
Balance at end of period	(171)	18	(307)	(387)

ACCUMULATED DEFICIT
Balance at beginning of period	—	—	(8,500)	(9,219)
Net income	—	—	425	677
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	—	—	42
Balance at end of period	—	—	(8,075)	(8,500)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$17,877	19,272	11,554	10,917

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

(1) Background and Summary of Significant Accounting Policies

General

We are an international facilities-based communications provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide our services) of a broad range of integrated communications services. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

Effective November 1, 2017, we were acquired by CenturyLink in a cash and stock transaction, including the assumption of our debt (the "CenturyLink Merger"). See Note 2—CenturyLink Merger.

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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2018.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue for 2018, 2017 and 2016. Although we continued as a surviving corporation and legal entity after the acquisition of us by CenturyLink, the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and member's/stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of member's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments, Contingencies and Other Items for additional information.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity agreements) which are not accounted for under ASC 606.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services, including local voice, VPN, Ethernet, data, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the contract term in alignment with the customer's receipt of service. For usage and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs. In most cases, the amount invoiced for our service offerings constitutes the price that would be billed on a standalone basis.

Promotional or performance based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract.

Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price that we expect to receive with the customer is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as earned.

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 - 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which we recognize ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is adjusted for the time value of money and is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (i.e. capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average customer life. Third party installations over $50 thousand are amortized over contract term; internal contract costs are amortized over 30 months. These deferred costs are monitored every period to reflect any significant change in assumptions.

See Note 4—Revenue Recognition for additional information.

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

From time to time we make distributions to our parent. Distributions are reflected on our consolidated statements of member's/stockholders' equity and the consolidated statements of cash flows reflects distributions made as financing activities.

USF Surcharges, Gross Receipts Taxes and Other Surcharges

In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF surcharges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products. Total revenue and cost of services and products on the consolidated statements of operations include USF contributions of $415 million and $71 million for the successor year ended December 31, 2018 and successor period ended December 31, 2017, and $331 million and $414 million for the predecessor period ended October 31, 2017 and the predecessor year ended December 31, 2016, respectively.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

Income Taxes

Until November 1, 2017, we filed a consolidated federal income tax return with our eligible subsidiaries. Since CenturyLink's acquisition of us on November 1, 2017, we have been included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. Our reported deferred tax assets and liabilities, as discussed below and in Note 12—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 12—Income Taxes for additional information.

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

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows.

Restricted Cash and Securities

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2018 and 2017.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach consumer and enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material change in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operation.

Property, Plant and Equipment

As a result of CenturyLink's acquisition of us, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition plus the estimated value of any associated legally or contractually required retirement obligations. Therefore, the allocated fair values of the assets represent their new basis of accounting in our consolidated financial statements. This resulted in adjustments to our property, plant and equipment accounts, including accumulated depreciation at the acquisition date. The adjustments related to CenturyLink's acquisition of us are described in Note 2—CenturyLink Merger and Note 7— Property, Plant and Equipment.

We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews take into account actual usage, the physical condition of our property, plant, and equipment, industry data, and other relevant factors. Our remaining useful life assessments assess the possible loss in service value of assets that may precede the physical retirement.  Assets shared among many customers may lose service value as those customers reduce their use of the asset.  However, the asset is not retired until all customers no longer utilize the asset and we determine there is not alternative use for the asset.

We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

Capitalized labor associated with employees and contract labor working on capital projects were approximately $95 million and $32 million for the successor year ended December 31, 2018 and successor period ended December 31, 2017 and $178 million and $210 million for the predecessor period ended October 31, 2017 and year ended December 31, 2016.

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of seven to 14 years, using the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We amortize our other intangible assets over an estimated life of five years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

Our long-lived intangible assets, other than goodwill, with indefinite lives are assessed for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, we recognize an impairment charge for the amount by which the carrying amount of these assets exceeds their estimated fair value.

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded carrying value of equity exceeds the fair value of equity. Therefore, the equity carrying value and future cash flows is assessed each time a goodwill impairment assessment is performed on a reporting unit. To do so, we assign our assets, liabilities and cash flows to reporting units using reasonable and consistent allocation methodologies, which entail various estimates, judgments and assumptions. We believe these estimates, judgments and assumptions to be reasonable, but changes in any of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.

As a result of the merger, the impairment testing date was changed to October 31 for successor periods beginning in 2018. We conducted our annual goodwill impairment analysis as of October 31, 2018 and concluded that our goodwill was not impaired in 2018. We conducted our annual goodwill impairment analysis as of October 1, 2017 and concluded that our goodwill was not impaired in 2017.

We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. As a result of CenturyLink's acquisition of us, we are now comprised of one reporting unit, consistent with our determination that our business consists of one operating segment.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during the successor year ended December 31, 2018 and period ended December 31, 2017 and the predecessor period ended October 31, 2017 and year ended December 31, 2016. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in member's/stockholders' equity and in the consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

During 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASU 2017-04, Simplifying the Test for Goodwill Impairment.

Each of these is described further below.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. During the year ended December 31, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $9 million, net of $3 million of income taxes.

See Note 4—Revenue Recognition for additional information.

Comprehensive Income (Loss)

In February 2018, the FASB issued ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Act") (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income. See Note 17—Accumulated Other Comprehensive Income (Loss) for additional information.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of ASU 2016-16, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

We elected to early adopt the provisions of ASU 2017-04 as of October 1, 2018.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We expect to adopt the provisions of ASU 2016-13 effective January 1, 2020 and expect to recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases, which require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For leases where we are a lessee, the presentation and measurement of the assets and liabilities will depend on each lease’s classification as either a finance or operating lease. For leases where we are a lessor, the accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASC 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

We have a cross-functional team in place to evaluate and implement the new guidance and we have substantially completed the implementation of third-party software solutions to facilitate compliance with accounting and reporting requirements. The team continues to review existing lease arrangements and has collected and loaded a significant portion of our lease portfolio into the software. We continue to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate our ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

ASU 2016-02 requires a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements at the date of initial application. We will apply the transition requirements at the January 1, 2019 effective date by showing a cumulative effect adjustment in the first quarter of 2019, rather than restating any prior periods. In addition, we will elect the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes.

We are in the process of completing our adoption of ASU 2016-02, including reviewing our lease portfolio, completing the implementation and testing of the third-party software solution and exercising internal controls over adoption and implementation of ASU 2016-02. Therefore, the estimated impact on our consolidated balance sheet cannot currently be determined. However, we expect the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheet through the recognition of right of use assets and lease liabilities for our operating leases. The impact to our consolidated statements of operations and consolidated statements of cash flows is not expected to be material. We believe the new standard will have no impact on our debt covenant compliance under our current agreements.

(2) CenturyLink Merger

On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as CenturyLink's indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. CenturyLink entered into this acquisition to, among other things, realize certain strategic benefits, including enhanced financial and operational scale, market diversification and an enhanced combined network. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. CenturyLink issued this consideration with respect to all of the outstanding common stock of Level 3, with the exception of shares held by the dissenting common shareholders. CenturyLink shareholders owned approximately 51% and former Level 3 shareholders owned approximately 49% of the combined company.

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

In connection with the closing of the Merger Agreement, we loaned $1.825 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020 and may be prepaid by CenturyLink at any time.

In connection with receiving approval from the U.S. Department of Justice to complete the Level 3 acquisition CenturyLink agreed to divest (i) certain Level 3 network assets in three metropolitan areas and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States. All of the metro network assets were classified as assets held for sale on our consolidated balance sheet as of December 31, 2017.

All of those assets were sold by December 31, 2018. The proceeds from the sale of the metro network assets were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions.

CenturyLink recognized the assets and liabilities of Level 3 based on the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets required significant judgment. CenturyLink completed their final fair value determination during the fourth quarter of 2018. The final fair value determinations were different than those reflected in our consolidated financial statements at December 31, 2017.

As of October 31, 2018, the aggregate consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.2 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The following is our assignment of the aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments	Adjusted November 1, 2017 Balance as of October 31, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(26)	3,291
Property, plant and equipment	9,311	157	9,468
Identifiable intangible assets (2)
Customer relationships	8,964	(533)	8,431
Other	391	(13)	378
Other noncurrent assets	782	216	998
Current liabilities, excluding current maturities of long-term debt	(1,461)	(32)	(1,493)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,613)	(114)	(1,727)
Goodwill	10,837	340	11,177
Total estimated aggregate consideration	$19,633	(5)	19,628
_______________________________________________________________________________

(1)	Includes accounts receivable, which had a gross contractual value of $884 million on November 1, 2017.
(2)	The weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our activities surrounding the CenturyLink Merger. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Transaction-related expenses	$1	—	18	—
Integration-related expenses	120	28	67	15
Total acquisition-related expenses	$121	28	85	15

As part of the acquisition accounting on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	December 31, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$11,119	10,837
Customer relationships, less accumulated amortization of $833 and $126	$7,567	8,845
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $30 and $4	$100	126
Developed technology, less accumulated amortization of $67 and $9	310	252
Total other intangible assets, net	$410	378

The following table shows the rollforward of goodwill from November 1, 2017 through December 31, 2018:

(Dollars in millions)
As of November 1, 2017	$10,821
Purchase accounting and other adjustments	16
As of December 31, 2017	10,837
Purchase accounting and other adjustments	340
Effect of foreign currency rate change	(58)
As of December 31, 2018	$11,119

Our goodwill balance includes $16 million, of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the successor period ended December 31, 2018, the successor period ended December 31, 2017, the predecessor period ended October 31, 2017 and the predecessor year ended December 31, 2016 was $798 million, $139 million, $168 million and $211 million, respectively. As of December 31, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $20 billion. As of the successor date of December 31, 2018, the weighted average remaining useful lives of our finite-lived intangible assets was 11 years in total; 11 years for customer relationships, 4 years for trade names, and 3 years for developed technology.

We estimate that total amortization expense for intangible assets for the successor years ending 2019 through 2023 will be as follows:

(Dollars in millions)
2019	$800
2020	800
2021	800
2022	796
2023	766

(4) Revenue Recognition

Comparative Results

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Successor
	Reported Balances as of December 31, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Operating revenue	$8,220	(5)	8,215
Cost of services and products (exclusive of depreciation and amortization)	3,937	—	3,937
Selling, general and administrative	1,354	52	1,406
Interest expense	509	(9)	500
Income tax expense	196	(12)	184
Net income	341	(36)	305

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	Successor
	Reported Balances as of December 31, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Other current assets	$234	(33)	201
Other long-term assets, net	191	(31)	160
Deferred revenue	1,491	(4)	1,487
Deferred income tax assets, net	306	15	321
Member's equity	17,877	(45)	17,832

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the year ended December 31, 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Successor
	Year Ended December 31, 2018
	(Dollars in millions)
	Total Revenue	Adjustments(6)	Total Revenue from Contracts with Customers
IP and Data Services (1)	$3,945	—	3,945
Transport and Infrastructure (2)	2,699	(189)	2,510
Voice and Collaboration (3)	1,464	—	1,464
Other Revenue (4)	5	(3)	2
Affiliate Revenue (5)	107	(107)	—
Total Revenue	$8,220	(299)	7,921

Timing of revenue
Goods transferred at a point in time			$—
Services performed over time			7,921
Total revenue from contracts with customers			$7,921
_______________________________________________________________________________

(1)	Includes primarily VPN data network, IP, Ethernet, video and ancillary revenue.
(2)	Includes primarily wavelength, colocation and data center services, dark fiber, private line and professional services revenue.
(3)	Includes voice, Voice Over IP ("VoIP"), Collaboration.
(4)	Includes sublease rental income and IT services and managed services revenue.
(5)	Includes telecommunications and data services we bill to our affiliates.
(6)	Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2018 and January 1, 2018:

	Successor
	December 31, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$712	748
Contract assets	19	22
Contract liabilities	393	353
_______________________________________________________________________________

(1)	Gross customer receivables of $723 million and $751 million, net of allowance for doubtful accounts of $11 million and $3 million, at December 31, 2018 and January 1, 2018, respectively

Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the year ended December 31, 2018:

Successor
(Dollars in millions)
Revenue recognized in the current period from:
Amounts included in contract liability at the beginning of the period (January 1, 2018)	$158
Performance obligations satisfied in previous periods	—

Performance Obligations

As of December 31, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $5.2 billion. We expect to recognize approximately 77% of this revenue through 2021, with the balance recognized thereafter.

We do not disclose the amount of unsatisfied performance obligations for contracts under which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs for the year ended December 31, 2018:

	Successor
	December 31, 2018
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$13	14
Costs incurred	68	99
Amortization	(17)	(29)
End of period balance	$64	84
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract term of 12 to 60 months for our business customers and amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statement of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including unamortized premiums, net and debt issuance costs, but excluding intercompany debt:

			Successor
	Interest Rates	Maturities	December 31, 2018	December 31, 2017
			(Dollars in millions)
Level 3 Parent, LLC
5.750% Senior Notes due 2022 (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior Notes:
6.125% Senior Notes due 2021 (2)	6.125%	2021	640	640
5.375% Senior Notes due 2022 (2)	5.375%	2022	1,000	1,000
5.625% Senior Notes due 2023 (2)	5.625%	2023	500	500
5.125% Senior Notes due 2023 (2)	5.125%	2023	700	700
5.375% Senior Notes due 2025 (2)	5.375%	2025	800	800
5.375% Senior Notes due 2024 (2)	5.375%	2024	900	900
5.25% Senior Notes due 2026 (2)	5.250%	2026	775	775
Term Loan:
Tranche B 2024 Term Loan (3)(4)	LIBOR + 2.25%	2024	4,611	4,611
Capital leases and other debt	Various	Various	163	179
Unamortized premiums, net			155	185
Total long-term debt			10,844	10,890
Less current maturities			(6)	(8)
Long-term debt, excluding current maturities			$10,838	10,882
_______________________________________________________________________________

(1)	The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(2)	The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3)
The Tranche B 2024 Term Loan had an interest rate of 4.754% and 3.557% as of December 31, 2018 and December 31, 2017, respectively. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent. The term loan was refinanced on February 22, 2017 as described below.

(4)	The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain of its non-regulated subsidiaries.

Senior Secured Term Loan

As of the successor date of December 31, 2018, Level 3 Financing, Inc., Level 3 Parent, LLC's direct wholly owned subsidiary ("Level 3 Financing") had a senior secured credit facility consisting of a $4.6 billion Tranche B Term Loan due 2024. The Tranche B 2024 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the applicable credit agreement) plus (ii) 1.25% per annum. Any Eurodollar borrowings under the Tranche B 2024 Term Loan bear interest at LIBOR plus 2.25% per annum.

The Tranche B 2024 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, under the Tranche B 2024 Term Loan are, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and certain of its material domestic telecommunication subsidiaries. Also, Level 3 Parent, LLC has guaranteed and certain of its subsidiaries guarantee the obligations of Level 3 Financing, under the Tranche B 2024 Term Loan. Level 3 Communications, LLC and its material domestic subsidiaries guarantee and, subject to certain exceptions, pledge certain of their assets to secure the obligations of Level 3 Financing, under the Tranche B 2024 Term Loan.

Senior Notes

All of the notes reflected in the table above pay interest semiannually and allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days’ prior notice by paying the greater of 101% of the principal amount or a “make whole” amount, plus accrued interest. In addition, the notes also have a provision that allows for an additional right of optional redemption using cash proceeds received from the sale of equity securities. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

Debt Issuance Costs

For the successor year ended December 31, 2018 and period ended December 31, 2017, we deferred no costs in connection with debt issuances. For the predecessor period ended October 31, 2017 and the predecessor year ended December 31, 2016, we deferred costs of $40 million and $11 million, respectively, in connection with debt issuances.

New Issuances

On the predecessor date of February 22, 2017, we completed the refinancing of all of our then outstanding $4.6 billion senior secured term loans through the issuance of a new Tranche B 2024 Term Loan in the principal amount of $4.6 billion. The new Tranche B 2024 Term Loan bears interest at LIBOR plus 2.25 percent, with a zero percent minimum LIBOR, and will mature on February 22, 2024. The Tranche B 2024 Term Loan was priced to lenders at par, with the payment to the lenders at closing of an upfront 25 basis point fee. We recognized a charge of approximately $44 million for modification and extinguishment in the first quarter of 2017 related to this refinancing.

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

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and capital leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)(1)
2019	$6
2020	6
2021	648
2022	1,609
2023	1,209
2024 and thereafter	7,211
Total long-term debt	$10,689
_______________________________________________________________________________

(1)	Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2018 and 2017, we had outstanding letters of credit or other similar obligations of approximately $30 million and $36 million, respectively, of which $24 million and $30 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

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

Compliance

At the successor dates of December 31, 2018 and December 31, 2017, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

(6) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Successor
	December 31, 2018	December 31, 2017
	(Dollars in millions)
Trade receivables	$533	562
Earned and unbilled receivables	177	165
Other	13	24
Total accounts receivable	723	751
Less: allowance for doubtful accounts (1)	(11)	(3)
Accounts receivable, less allowance	$712	748
_______________________________________________________________________________

(1)	CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in the allowance for doubtful accounts being reset as of the date of acquisition.

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2018 (Successor)	$3	18	(10)	11
December 31, 2017 (Successor)	—	3	—	3
October 31, 2017 (Predecessor)	29	16	(12)	33
2016 (Predecessor)	32	18	(21)	29

(7) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

		Successor
	Depreciable Lives	December 31, 2018	December 31, 2017
		(Dollars in millions)
Land	N/A	$339	348
Fiber conduit and other outside plant(1)	15-45 years	5,262	4,750
Central office and other network electronics(2)	7-10 years	1,986	2,134
Support assets(3)	3-30 years	2,327	2,019
Construction-in-progress(4)	N/A	560	304
Gross property, plant and equipment		10,474	9,555
Accumulated depreciation(5)		(1,021)	(143)
Net property, plant and equipment		$9,453	9,412
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.
(4)	Construction in progress includes construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
(5)	CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in accumulated depreciation being reset as of the date of acquisition.

Depreciation expense was $906 million and $143 million for the successor year ended December 31, 2018 and period ended December 31, 2017, $850 million and $948 million for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016.

Asset Retirement Obligations

At the successor dates of December 31, 2018 and 2017, our asset retirement obligations consisted of restoration requirements for leased facilities. At the predecessor date of December 31, 2016, our asset retirement obligations balance was primarily related to estimated future costs to remove certain of our network infrastructure at the expiration of the underlying right-of-way ("ROW") term and restoration requirements for leased facilities and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Successor	Successor	Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Balance at beginning of period	$45	45	89	90
Accretion expense	5	1	12	10
Purchase price adjustments (1)	58	—	—	—
Liabilities settled	(13)	(1)	(7)	(9)
Revision in estimated cash flows	10	—	—	—
Effect of foreign currency rate change	—	—	—	(2)
Balance at end of period	$105	45	94	89
_______________________________________________________________________________

(1)	These liabilities relate to purchase price adjustments that occurred during 2018 from CenturyLink's acquisition of us.

(8) Severance and Leased Real Estate

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.

We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations.

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. As of the acquisition date, we recorded liabilities to reflect the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities-other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2018, the current and noncurrent portions of our leased real estate accrual were $8 million and $39 million, respectively. The remaining lease terms range from less than one year to 12.0 years, with a weighted average of 8.2 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2016 (Predecessor)	$2	5
Accrued to expense	—	2
Payments, net	(1)	(2)
Balance at October 31, 2017 (Predecessor)	1	5
Balance at November 1, 2017 (Successor)	1	5
Accrued to expense	6	—
Payment, net	(2)	(1)
Balance at December 31, 2017 (Successor)	5	4
Accrued to expense	33	51
Payments, net	(19)	(8)
Balance at December 31, 2018 (Successor)	$19	47

(9) Employee Benefits

Defined Contribution Plans

Prior to the CenturyLink acquisition on November 1, 2017, we offered our qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $18,500 in 2018, $18,000 in 2017 and $18,000 in 2016. We matched 100% of employee contributions up to 4% of eligible earnings or applicable regulatory limits.

Effective December 31, 2017, the Level 3 Communications, Inc. 401(k) Profit Sharing Plan and Trust assets merged with the CenturyLink, Inc. Dollars & Sense 401(k) Plan. Those employees eligible to contribute to the Level 3 Plan at December 31, 2017 were automatically enrolled in the CenturyLink Plan at January 1, 2018. Provisions regarding eligibility, participant and employer contributions, vesting, and benefit payments within the Level 3 Plan document did not materially change and protected provisions applicable to Level 3 and its predecessor Plans remained grandfathered as required by law.

Prior to the CenturyLink acquisition on November 1, 2017, our matching contributions were made with Level 3 common stock based on the closing stock price on each pay date. After our acquisition, matching contributions were made in cash. We made 401(k) Plan matching contributions of $7 million for the successor period ended December 31, 2017, and $30 million and $37 million for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively. Our matching contributions are recorded as compensation and included in cost of services of $1 million for the successor period ended December 31, 2017, and $4 million and $5 million for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively. Our matching contributions included in selling, general and administrative expenses totaled $5 million for the successor period ended December 31, 2017, and $26 million and $32 million for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expense we recorded relating to these plans was approximately $5 million and $1 million for the successor year ended December 31, 2018 and period ended December 31, 2017, and $5 million and $6 million for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $133 million and $147 million as of December 31, 2018 and 2017, respectively. The total plan benefit obligations were $144 million and $165 million as of December 31, 2018 and 2017, respectively. Therefore, the net unfunded status was $11 million and $18 million as of December 31, 2018 and 2017, respectively.

(10) Share-Based Compensation

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

Our total share-based compensation expense was approximately $105 million and $26 million for the successor year ended December 31, 2018 and period ended December 31, 2017, and $132 million and $156 million for the predecessor period ended October 31, 2017 and year ended December 31, 2016, respectively.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		Successor
		As of December 31, 2018		As of December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$10,681	10,089	10,711	10,528

(12) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we revalued our net deferred tax assets at December 31, 2017 and recognized a provisional $195 million tax expense in our consolidated statement of operations for the year ended December 31, 2017. As a result of finalizing our provisional amount recorded in 2017, we recorded an increase to this amount of $92 million in 2018.

The Tax Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. The Tax Act also includes certain anti-abuse and base erosion provisions that may impact the amount of U.S. tax that we pay with respect to income earned by our foreign subsidiaries. We have completed our analysis of the impact of the one-time repatriation tax and concluded that we do not have a tax liability under this provision. We have also completed our analysis of the anti-abuse and base erosion provisions and have recorded a tax expense of $10 million related to the global intangible low-taxed income provisions and do not have liability related to the base erosion and anti-abuse tax provisions of the Act.

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$—	—	—	—
Deferred	199	231	193	177
State
Current	(9)	2	7	4
Deferred	28	6	16	27
Foreign
Current	30	4	39	41
Deferred	(52)	(9)	13	(84)
Total income tax expense	$196	234	268	165

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$196	234	268	165
Member's/Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	$(49)	17	49	(43)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8%	3.6%	2.9%	3.7%
Tax Reform	17.2%	210.6%	—%	(13.2)%
Global intangible low-taxed income	1.8%	—%	—%	—%
CenturyLink acquisition transaction costs	—%	11.3%	—%	—%
Uncertain tax positions	0.5%	1.2%	0.1%	0.1%
Net foreign income tax	(4.8)%	(19.3)%	0.9%	(6.7)%
Executive compensation limitation	1.2%	5.4%	0.9%	1.1%
Research and development credits	(1.3)%	(0.9)%	(1.2)%	—%
Other, net	(1.9)%	4.7%	0.1%	(0.4)%
Effective income tax rate	36.5%	251.6%	38.7%	19.6%

The successor year ended December 31, 2018 and the period ended December 31, 2017, the effective tax rate is 36.5% and 251.6% compared to 38.7% for the predecessor period ended October 31, 2017 and 19.6% for the predecessor year ended December 31, 2016, respectively. The effective tax rate for the successor period ended December 31, 2018 reflects $92 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017. The effective tax rate for the successor period ended December 31, 2017 reflects $195 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017. The predecessor year ended December 31, 2016 reflects a $110 million estimated one-time income tax benefit related to newly issued regulations under Internal Revenue Code Section 987 addressing the taxation of foreign currency translations gains and losses arising from foreign branches, as well as $82 million of income tax benefit related to the release of foreign valuation allowances, primarily in Germany, Brazil and Mexico.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Successor
	December 31, 2018	December 31, 2017
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$298	256
Net operating loss carry forwards	3,494	3,633
Property, plant and equipment	57	63
Other	309	282
Gross deferred tax assets	4,158	4,234
Less valuation allowance	(931)	(942)
Net deferred tax assets	3,227	3,292
Deferred tax liabilities
Deferred revenue	(45)	(44)
Property, plant and equipment	(853)	(689)
Intangible assets	(1,998)	(2,329)
Other	(25)	(16)
Gross deferred tax liabilities	(2,921)	(3,078)
Net deferred tax assets	$306	214

Of the $306 million and $214 million net deferred tax assets at December 31, 2018 and 2017, respectively, $202 million and $212 million is reflected as a long-term liability and $508 million and $426 million is reflected as a net noncurrent deferred tax asset at December 31, 2018 and 2017, respectively.

During the twelve months ended December 31, 2017, we completed an extensive analysis of our Internal Revenue Code ("IRC") Section 382 limitation that resulted in an increase of the amount of net operating loss carry forwards as of December 31, 2017 by approximately $1.0 billion on a pre-tax basis that was recorded in purchase accounting. At the successor date of December 31, 2018, we had federal NOLs of $13.8 billion before uncertain tax positions of $4.3 billion and state NOLs of $10 billion. If unused, the NOLs will expire between 2022 and 2037. At the successor date of December 31, 2018, we had $31 million of federal tax credits. At the successor date of December 31, 2018, we had foreign NOLs of $6.0 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2018, a valuation allowance of $0.9 billion was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2018 and 2017 is primarily related to foreign and state NOL carryforwards. This valuation allowance decreased by $11 million during 2018 primarily due to the impact of foreign exchange rate adjustments and state law changes.

During 2016, we recognized a $22 million income tax benefit from the vesting of share-based compensation due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. We also recognized $82 million of income tax benefit related to the release of deferred tax asset valuation allowances primarily in Germany, Brazil, and Mexico. The determinations to release the foreign valuation allowances were driven by our projection of future profitability for each legal entity due to the recapitalization of our German subsidiary, the planned action to restructure our Brazilian business, and the merger of our Mexican subsidiaries.

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

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from the successor period November 1 to December 31, 2017, the predecessor period January 1 to October 31, 2017 and the predecessor year ended December 31, 2016 is as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$21	20	18
Tax positions of prior periods netted against deferred tax assets	950	—	—
(Decrease) increase in tax positions taken in the prior period	(1)	1	—
Increase in tax positions taken in the current period	3	—	2
Decrease due to settlement/payments	(1)	—	—
Decrease from the lapse of statute of limitations	(2)	—	—
Unrecognized tax benefits at end of period	$970	21	20

The total amount (including interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $23 million, $28 million, and $27 million for the successor year ended December 31, 2018, period ended December 31, 2017 and the predecessor period ended October 31, 2017, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $6 million and $20 million at December 31, 2018 and 2017, respectively.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $2 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

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

(13) Products and Services Revenue

We categorize our products, services and revenue among the following five categories:

•
IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center services, including cloud, hosting and application management solutions, professional services, network security services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate services, we provide to our affiliates telecommunication services that we also provide to external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
IP and Data Services	$3,945	668	3,284	3,862
Transport and Infrastructure	2,699	464	2,272	2,703
Voice and Collaboration	1,464	258	1,308	1,600
Other revenue	5	1	6	8
Affiliate revenue	107	16	—	—
Total revenue	$8,220	1,407	6,870	8,173

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated $415 million, $71 million, $331 million and $414 million for the successor year ended December 31, 2018 and period ended December 31, 2017 and the predecessor period ended October 31, 2017 and year ended December 31, 2016, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

The following table presents total assets as of the successor date of December 31, 2018 and December 31, 2017 as well as operating revenue for the predecessor period ended October 31, 2017 and the successor year ended December 31, 2016 by geographic region:

	Total Assets
	Successor
	December 31, 2018	December 31, 2017
	(Dollars in millions)
North America	$27,520	27,776
EMEA	2,765	1,192
Latin America	2,006	4,167
Total	$32,291	33,135

	Revenue
	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
North America	$6,739	1,155	5,651	6,748
EMEA	744	128	607	755
Latin America	737	124	612	670
Total	$8,220	1,407	6,870	8,173

Our operations are integrated into and reported as part of the consolidated segment data of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we have one reportable segment.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 20% and 19% for the successor year ended December 31, 2018 and period ended December 31, 2017, and 18% and 16% for the predecessor period ended October 31, 2017 and for the predecessor year ended December 31, 2016, respectively.

(14) Affiliate Transactions

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

Subsequent Event

As of the date of this report, $225 million of distributions were made to our parent in the first quarter of 2019.

(15) Quarterly Financial Data (Unaudited)

	Operating Revenue	Operating Income	Net Income (Loss)
	(Dollars in millions)
2018
First quarter (successor)	$2,087	261	62
Second quarter (successor)	2,052	196	40
Third quarter (successor)	2,010	227	88
Fourth quarter (successor)	2,071	284	151
Total	$8,220	968	341

2017
First quarter (predecessor)	$2,048	337	95
Second quarter (predecessor)	2,062	353	154
Third quarter (predecessor)	2,059	349	157
Fourth quarter (predecessor)	701	112	19
Two months ended December 31 (successor)	1,407	158	(141)
Total	$8,277	1,309	284

In the two months ended December 31, 2017, we recognized a $195 million income tax expense related to the Tax Act. In the twelve months ended December 31, 2018, we recognized a $92 million income tax expense related to the Tax Act.

(16) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2018 aggregated to approximately $70 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure is $11 million at December 31, 2018.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at December 31, 2018 in excess of the accruals established for these matters.

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

Several people, including two former Level 3 employees, were indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered into a plea agreement, and the other is deceased. We are fully cooperating in the government’s investigations in this matter.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.

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

The outcome of these other proceedings described under this heading is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

Environmental Contingencies

In connection with largely historical operations, we have responded to or been notified of potential environmental liability at 175 properties. We are engaged in addressing or have litigated environmental liabilities at many of those properties. We could potentially be held liable, jointly, or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities or changes in existing environmental requirements could have a material adverse effect on our business.

Capital Leases

We lease facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.

The tables below summarize our capital lease activity

	Successor		Predecessor
	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Assets acquired through capital leases	$7	—	—	19
Depreciation expense	13	—	2	5
Cash payments towards capital leases	14	—	1	10

	Successor
	As of December 31,
	2018	2017
	(Dollars in millions)
Assets included in property, plant and equipment	$135	128
Accumulated depreciation	15	2

The future annual minimum payments under capital lease arrangements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$16
2020	15
2021	16
2022	16
2023	17
2024 and thereafter	164
Total minimum payments	244
Less: amount representing interest and executory costs	(81)
Present value of minimum payments	163
Less: current portion	(6)
Long-term portion	$157

Operating Lease Income

We lease fiber capacity agreements, various office and switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the successor year ended December 31, 2018, the period ended December 31, 2017, the predecessor period ended October 31, 2017 and year ended December 31, 2016, our gross rental income was $192 million, $28 million, $138 million and $165 million, respectively.

At December 31, 2018, our future commitments for operating lease income were as follows:

Future Minimum Receipts
(Dollars in millions)
2019	$135
2020	90
2021	78
2022	73
2023	69

Right-of-Way and Operating Lease Expense

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the successor year ended December 31, 2018, the period ended December 31, 2017, the predecessor period ended October 31, 2017 and year ended December 31, 2016, our gross rental expense was $524 million, $95 million, $447 million and $552 million, respectively. We also received sublease rental income for the successor year ended December 31, 2018, the period ended December 31, 2017, the predecessor period ended October 31, 2017 and year ended December 31, 2016 of $9 million, $2 million, $7 million and $8 million, respectively.

At December 31, 2018, our future rental commitments for right-of-way agreements and operating leases were as follows:

	Right-of-Way Agreements	Operating Leases	Total
	(Dollars in millions)
2019	$77	396	473
2020	51	259	310
2021	38	219	257
2022	37	164	201
2023	37	137	174
2024 and thereafter	225	613	838
Total future minimum payments(1)	$465	1,788	2,253
_______________________________________________________________________________
(1)Minimum payments have not been reduced by minimum sublease rentals of $29 million due in the future under non-cancelable subleases.

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $339 million at December 31, 2018. Of this amount, we expect to purchase $132 million in 2019, $130 million in 2020 through 2021, $41 million in 2022 through 2023 and $36 million in 2024 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2018.

(17) Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss) recorded on our consolidated balance sheet by component for the predecessor period ended October 31, 2017 and the successor period ended December 31, 2017 and December 31, 2018:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2016 (predecessor)	$(34)	(353)	(387)
Other comprehensive (loss) income before reclassifications	(3)	81	78
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Net other comprehensive (loss) income	(1)	81	80
Balance at October 31, 2017 (predecessor)	$(35)	(272)	(307)

Balance at November 1, 2017 (successor)	$—	—	—
Other comprehensive income before reclassifications	—	18	18
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income	—	18	18
Balance at December 31, 2017 (successor)	$—	18	18

Balance at December 31, 2017 (successor)	$—	18	18
Other comprehensive loss before reclassifications	—	(200)	(200)
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current-period other comprehensive income	5	(200)	(195)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income	—	6	6
Balance at December 31, 2018 (successor)	$5	(176)	(171)

(18) Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,884	4,229	—	8,113
Operating revenue - affiliates	—	—	130	285	(308)	107
Total operating revenue	—	—	4,014	4,514	(308)	8,220
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,209	1,728	—	3,937
Selling, general and administrative	12	3	392	1,255	(308)	1,354
Operating expenses - affiliates	—	—	176	81	—	257
Depreciation and amortization	—	—	688	1,016	—	1,704
Total operating expenses	12	3	3,465	4,080	(308)	7,252
OPERATING (LOSS) INCOME	(12)	(3)	549	434	—	968
OTHER INCOME (EXPENSE)
Interest income (expense) - affiliates, net	2,430	1,562	(3,800)	(125)	—	67
Interest expense	(33)	(457)	(3)	(16)	—	(509)
Equity in net (losses) earnings of subsidiaries	(2,044)	(3,257)	254	—	5,047	—
Other income, net	(9)	—	1	19	—	11
Total other income (expense), net	344	(2,152)	(3,548)	(122)	5,047	(431)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	332	(2,155)	(2,999)	312	5,047	537
Income tax benefit (expense)	10	111	(232)	(85)	—	(196)
NET INCOME (LOSS)	342	(2,044)	(3,231)	227	5,047	341
Other comprehensive loss, net of income taxes	(195)	—	—	(195)	195	(195)
COMPREHENSIVE INCOME (LOSS)	$147	(2,044)	(3,231)	32	5,242	146

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	748	671	(28)	1,391
Operating revenue - affiliates	—	—	16	—	—	16
Total operating revenue	—	—	764	671	(28)	1,407
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	418	300	(28)	690
Selling, general and administrative	1	3	179	70	—	253
Operating expenses - affiliates	—	—	24	—	—	24
Depreciation and amortization	—	—	117	165	—	282
Total operating expenses	1	3	738	535	(28)	1,249
OPERATING (LOSS) INCOME	(1)	(3)	26	136	—	158
OTHER (EXPENSE) INCOME
Interest income	—	—	1	—	—	1
Interest income (expense) affiliates, net	262	368	(578)	(41)	—	11
Interest expense	(5)	(72)	—	(3)	—	(80)
Equity in net (losses) earnings of subsidiaries	(827)	(15)	71	—	771	—
Other income (expense), net	1	—	2	—	—	3
Total other (expense) income, net	(569)	281	(504)	(44)	771	(65)
(LOSS) INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	(570)	278	(478)	92	771	93
Income tax benefit (expense)	429	(1,105)	433	9	—	(234)
NET (LOSS) INCOME	(141)	(827)	(45)	101	771	(141)
Other comprehensive income, net of income taxes	18	—	—	18	(18)	18
COMPREHENSIVE (LOSS) INCOME	$(123)	(827)	(45)	119	753	(123)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,108	3,891	(129)	6,870
Total operating revenue	—	—	3,108	3,891	(129)	6,870
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,942	1,680	(129)	3,493
Selling, general and administrative	4	3	942	259	—	1,208
Depreciation and amortization	—	—	356	662	—	1,018
Total operating expenses	4	3	3,240	2,601	(129)	5,719
OPERATING (LOSS) INCOME	(4)	(3)	(132)	1,290	—	1,151
OTHER INCOME (EXPENSE)
Interest income	—	—	12	1	—	13
Interest income (expense) - affiliates, net	1,260	1,890	(2,896)	(254)	—	—
Interest expense	(30)	(397)	(2)	(12)	—	(441)
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Equity in net (losses) earnings of subsidiaries	(815)	(2,138)	692	—	2,261	—
Other (expense) income, net	3	—	15	(4)	—	14
Total other income (expense), net	418	(689)	(2,179)	(269)	2,261	(458)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	414	(692)	(2,311)	1,021	2,261	693
Income tax benefit (expense)	11	(123)	(2)	(154)	—	(268)
NET INCOME (LOSS)	425	(815)	(2,313)	867	2,261	425
Other comprehensive income, net of income taxes	80	—	—	—	—	80
COMPREHENSIVE INCOME (LOSS)	$505	(815)	(2,313)	867	2,261	505

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2016 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,558	4,747	(132)	8,173
Total operating revenue	—	—	3,558	4,747	(132)	8,173
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,249	2,045	(132)	4,162
Selling, general and administrative	16	5	1,025	361	—	1,407
Depreciation and amortization	—	—	372	787	—	1,159
Total operating expenses	16	5	3,646	3,193	(132)	6,728
OPERATING (LOSS) INCOME	(16)	(5)	(88)	1,554	—	1,445
OTHER INCOME (EXPENSE)
Interest income	—	—	3	1	—	4
Interest income (expense) - affiliates, net	1,385	2,113	(3,215)	(283)	—	—
Interest expense	(36)	(505)	(2)	(1)	—	(544)
Equity in net earnings (losses) of subsidiaries	(669)	(2,033)	757	—	1,945	—
Other (expense) income, net	(1)	(39)	2	(25)	—	(63)
Total other income (expense), net	679	(464)	(2,455)	(308)	1,945	(603)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	663	(469)	(2,543)	1,246	1,945	842
Income tax benefit (expense)	14	(200)	(2)	23	—	(165)
NET INCOME (LOSS)	677	(669)	(2,545)	1,269	1,945	677
Other comprehensive loss, net of income taxes	(86)	—	—	(86)	86	(86)
COMPREHENSIVE INCOME (LOSS)	$591	(669)	(2,545)	1,183	2,031	591

Condensed Consolidating Balance Sheets
December 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	—	164	77	—	243
Restricted cash and securities - current	—	—	—	4	—	4
Accounts receivable	—	—	70	642	—	712
Advances to affiliates	16,852	23,957	7,744	2,707	(51,260)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	1	3	97	133	—	234
Total current assets	18,680	23,960	8,075	3,563	(51,260)	3,018
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—	3,456	7,018	—	10,474
Accumulated depreciation	—	—	(320)	(701)	—	(1,021)
Net property, plant and equipment	—	—	3,136	6,317	—	9,453
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,665	9,454	—	11,119
Restricted cash and securities	15	—	9	1	—	25
Customer relationships, net	—	—	3,823	3,744	—	7,567
Other intangible assets, net	—	—	409	1	—	410
Investment in subsidiaries	15,541	17,915	3,861	—	(37,317)	—
Other, net	275	1,421	110	225	(1,332)	699
Total goodwill and other assets	15,831	19,336	9,877	13,425	(38,649)	19,820
TOTAL ASSETS	$34,511	43,296	21,088	23,305	(89,909)	32,291

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	—	—	380	346	—	726
Accounts payable - affiliates	62	11	162	11	—	246
Accrued expenses and other liabilities
Salaries and benefits	—	—	189	44	—	233
Income and other taxes	—	4	72	54	—	130
Interest	11	78	1	5	—	95
Other	3	1	8	66	—	78

Advance billings and customer deposits	—	—	168	142	—	310
Due to affiliates	—	—	45,347	5,913	(51,260)	—
Total current liabilities	76	94	46,328	6,586	(51,260)	1,824
LONG-TERM DEBT	613	10,068	7	150	—	10,838
DEFERRED REVENUE AND OTHER LIABILITES
Deferred revenue	—	—	971	210	—	1,181
Deferred tax liability	56	—	841	637	(1,332)	202
Other	—	—	197	172	—	369
Total deferred revenue and other liabilities	56	—	2,009	1,019	(1,332)	1,752
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	33,766	33,134	(27,256)	15,550	(37,317)	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)	$34,511	43,296	21,088	23,305	(89,909)	32,291

Condensed Consolidating Balance Sheets
December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	—	175	109	—	297
Restricted cash and securities - current	—	—	1	4	—	5
Accounts receivable	—	—	26	722	—	748
Accounts receivable - affiliates	—	—	60	4	(51)	13
Assets held for sale	68	—	5	67	—	140
Advances to affiliates	16,251	21,032	—	5,200	(42,483)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	54	63	—	117
Total current assets	18,157	21,032	321	6,169	(42,534)	3,145
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—	3,285	6,270	—	9,555
Accumulated depreciation	—	—	(48)	(95)	—	(143)
Net property, plant and equipment	—	—	3,237	6,175	—	9,412
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,200	9,637	—	10,837
Restricted cash and securities	19	—	10	—	—	29
Customer relationships, net	—	—	4,324	4,521	—	8,845
Other intangible assets, net	—	—	378	—	—	378
Investment in subsidiaries	16,954	18,403	3,616	—	(38,973)	—
Other, net	280	1,795	32	153	(1,771)	489
Total goodwill and other assets	17,253	20,198	9,560	14,311	(40,744)	20,578
TOTAL ASSETS	$35,410	41,230	13,118	26,655	(83,278)	33,135

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	2	6	—	8
Accounts payable	—	1	323	371	—	695
Accounts payable - affiliates	11	—	—	81	(51)	41
Accrued expenses and other liabilities
Salaries and benefits	—	—	109	27	—	136
Income and other taxes	—	—	55	45	—	100

Interest	11	91	—	7	—	109
Other	16	—	25	18	—	59
Advance billings and customer deposits	—	—	127	131	—	258
Due to affiliates	—	—	42,483	—	(42,483)	—
Total current liabilities	38	92	43,124	686	(42,534)	1,406
LONG-TERM DEBT	616	10,096	13	157	—	10,882
DEFERRED REVENUE AND OTHER LIABILITES
Deferred revenue	—	—	841	252	—	1,093
Deferred tax liability	648	—	870	465	(1,771)	212
Other	1	1	103	165	—	270
Total deferred revenue and other liabilities	649	1	1,814	882	(1,771)	1,575
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	34,107	31,041	(31,833)	24,930	(38,973)	19,272
TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)	$35,410	41,230	13,118	26,655	(83,278)	33,135

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2018 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(98)	—	2,059	436	—	2,397
INVESTING ACTIVITIES
Capital expenditures	—	—	(527)	(511)	—	(1,038)
Proceeds from the sale of property, plant and equipment and other assets	83	—	—	51	—	134
Net cash provided by (used in) investing activities	83	—	(527)	(460)	—	(904)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(7)	—	(7)
Distributions	(1,545)	—	—	—	—	(1,545)
Increase (decrease) due to from affiliates, net	1,545	—	(1,545)	—	—	—
Net cash used in financing activities	—	—	(1,545)	(7)	—	(1,552)
Net decrease in cash, cash equivalents and restricted cash and securities	(15)	—	(13)	(31)	—	(59)
Cash, cash equivalents and restricted cash and securities at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash and securities at end of period	$17	—	173	82	—	272

Condensed Consolidating Statements of Cash Flows
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1)	—	172	137	—	308
INVESTING ACTIVITIES
Capital expenditures	—	—	(110)	(97)	—	(207)
Note receivable - affiliate	—	—	(1,825)	—	—	(1,825)
Net cash used in investing activities	—	—	(1,935)	(97)	—	(2,032)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(1)	—	(1)
Distributions	(250)	—	—	—	—	(250)
Increase (decrease) due from/to affiliates, net	250	—	(250)	—	—	—
Other	—	—	—	(2)	—	(2)
Net cash used in financing activities	—	—	(250)	(3)	—	(253)
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	(1)	—	(2,013)	37	—	(1,977)
Cash, cash equivalents and restricted cash and securities at beginning of period	33	—	2,199	76	—	2,308
Cash, cash equivalents and restricted cash and securities at end of period	$32	—	186	113	—	331

Condensed Consolidating Statements of Cash Flows
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(61)	(401)	1,615	761	—	1,914
INVESTING ACTIVITIES
Capital expenditures	—	—	(667)	(452)	—	(1,119)
Purchase of marketable securities	—	—	(1,127)	—	—	(1,127)
Maturity of marketable securities	—	—	1,127	—	—	1,127
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net cash used in investing activities	—	—	(666)	(452)	—	(1,118)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,911)	1	(7)	—	(4,917)
Increase (decrease) due from/to affiliates, net	57	743	(460)	(340)	—	—
Other	—	—	—	3	—	3
Net cash provided by (used in) financing activities	57	401	(459)	(344)	—	(345)
Net (decrease) increase in cash, cash equivalents, and restricted cash and securities	(4)	—	490	(35)	—	451
Cash, cash equivalents and restricted cash and securities at beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$33	—	2,200	75	—	2,308

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(49)	(468)	565	2,295	—	2,343
INVESTING ACTIVITIES
Capital expenditures	—	—	(704)	(630)	—	(1,334)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	2	—	3
Net cash used in investing activities	—	—	(703)	(628)	—	(1,331)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	764	—	—	—	764
Payments of long-term debt	—	(806)	(1)	(13)	—	(820)
Increase (decrease) due from/to affiliates, net	47	504	1,107	(1,658)	—	—
Other	—	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	47	462	1,106	(1,674)	—	(59)
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	(2)	(6)	968	(7)	—	953
Cash, cash equivalents and restricted cash and securities at beginning of period	39	6	742	117	—	904
Cash, cash equivalents and restricted cash and securities at end of period	$37	—	1,710	110	—	1,857

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, our management, including our chief executive officer and chief financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described below did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2018, we identified a deficiency that existed earlier in the year in the design of process controls over manual journal entries. Specifically, we had not designed and implemented controls to ensure all manual journal entries were reviewed. Although this control deficiency did not result in a misstatement in our consolidated financial statements, it created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. Therefore we concluded the deficiency represented a material weakness in our internal control over financial reporting.

Upon identification of the deficiency, management designed and implemented a new journal entry module into our enterprise resource planning (ERP) system with certain configuration and automated workflow controls that we believe, together with newly-designed and implemented monitoring controls, sufficiently remediated the material weakness prior to December 31, 2018.

Except for the remediation of the manual journal entry material weakness discussed above, and the two additional material weaknesses disclosed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this assessment, management concluded that two material weaknesses existed as described below.

•	Ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink's acquisition of us.

These deficiencies arose because (i) CenturyLink did not conduct an effective risk assessment to identify and assess changes needed to make to our financial reporting and process level controls, related to fair value measurement of assets acquired and liabilities assumed in the transaction with CenturyLink, (ii) CenturyLink did not clearly assign responsibility for the design, implementation, and operation of controls over the fair value measurements and (iii) CenturyLink did not maintain effective information and communication processes to ensure the right information was available to personnel on a timely basis so they could fulfill their control responsibilities related to the fair value measurements.

•	Ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions.

These deficiencies arose because we did not conduct an effective risk assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions.

The deficiencies led to material misstatements in the valuation of assets acquired and liabilities assumed in CenturyLink's acquisition of us that were corrected prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2018 set out in this annual report on Form 10-K. However, the misstatements did not result in the need to restate any of our audited or unaudited consolidated financial statements or disclosures filed for any previously reported period. The deficiencies also led to immaterial misstatements that were not corrected in the valuation of assets acquired and liabilities assumed in the acquisition and in revenue. These control deficiencies created a reasonable possibility that material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded they represented material weaknesses and our internal control over financial reporting was not effective as of December 31, 2018.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Remediation Plans

We are taking several steps to remediate the material weaknesses identified above. These steps include the following:

•
We plan to implement continuous risk assessment processes that are designed to identify and assess changes that could significantly impact our internal control over financial reporting environment and risks of material misstatement related to the revenue recognition process.

•
We plan to ensure the effective design, implementation and operation of sufficient process level controls over the valuation of assets acquired and liabilities assumed in business combinations by developing written procedures and controls on accounting for business combinations. Additionally, we plan to assign responsibility for financial reporting and internal controls and will endeavor to ensure there are effective communication processes in place so individuals assigned with the overall responsibility to operate these process level controls understand their roles and expectations as it relates to designing, implementing and operating process level controls for future business combinations.

•	We plan to design and implement sufficient additional process level control activities over the existence and accuracy of revenue transactions.

We plan to execute our plans to remediate the material weaknesses identified above as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future.

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us for the successor years ended December 31, 2018 and 2017 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Audit fees	$3,100	4,303
Audit-related fees	—	168
Tax fees	—	7
Total fees	$3,100	4,478

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

The CenturyLink Audit Committee, subsequent to November 1, 2017, and the Level 3 Audit Committee prior to that date approved in advance all of the services performed by KPMG described above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

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

4.1.1
Indenture, dated as of November 14, 2013, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 14, 2013).

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this March 18, 2019

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller (Principal Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 18, 2019
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2019
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	March 18, 2019
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 18, 2019
Eric J. Mortensen