Form 10-Q
period 2019-03-31
Level 3 Parent, LLC
filed 2019-05-13
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
(720) 888-1000
(Registrant’s telephone number,
including area code)

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

•
statements about our liquidity, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•	our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and lenders;

•	our ability to collect our receivables from financially troubled customers;

•	CenturyLink's ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations;

•	the effects of changes in accounting policies, practices or assumptions including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	adverse effects of material weakness or any other significant deficiencies identified in our internal controls over financial reporting;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in our annual report on Form 10-K or other of our filings with the SEC.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,991	2,062
Operating revenue - affiliates	55	25
Total operating revenue	2,046	2,087
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	967	998
Selling, general and administrative	328	344
Operating expenses - affiliates	46	53
Depreciation and amortization	390	431
Goodwill impairment	3,708	—
Total operating expenses	5,439	1,826
OPERATING (LOSS) INCOME	(3,393)	261
OTHER INCOME (EXPENSE)
Interest income - affiliate	16	16
Interest expense	(131)	(120)
Other income, net	12	7
Total other income (expense), net	(103)	(97)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(3,496)	164
Income tax expense	89	102
NET (LOSS) INCOME	$(3,585)	62

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in millions)
NET (LOSS) INCOME	$(3,585)	62
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of ($1) and ($14) tax	3	72
Other comprehensive income, net of tax	3	72
COMPREHENSIVE (LOSS) INCOME	$(3,582)	134

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217	243
Restricted cash	2	4
Accounts receivable, less allowance of $17 and $11	699	712
Note receivable - affiliate	1,825	1,825
Other	282	234
Total current assets	3,025	3,018
Property, plant and equipment, net of accumulated depreciation of $1,214 and $1,021	9,487	9,453
GOODWILL AND OTHER ASSETS
Goodwill	7,412	11,119
Operating lease assets	1,246	—
Restricted cash	25	25
Customer relationships, net	7,398	7,567
Other intangible assets, net	422	410
Other, net	657	699
Total goodwill and other assets	17,160	19,820
TOTAL ASSETS	$29,672	32,291
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$7	6
Accounts payable	654	726
Accounts payable - affiliates	365	246
Accrued expenses and other liabilities
Salaries and benefits	151	233
Income and other taxes	105	130
Current operating lease liabilities	324	—
Interest	94	95
Other	62	78
Current portion of deferred revenue	310	310
Total current liabilities	2,072	1,824
LONG-TERM DEBT	10,828	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,175	1,181
Deferred income taxes, net	253	202
Noncurrent operating lease liabilities	969	—
Other	305	369
Total deferred revenue and other liabilities	2,702	1,752
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	14,238	18,048
Accumulated other comprehensive loss	(168)	(171)
Total member's equity	14,070	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$29,672	32,291

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(3,585)	62
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	390	431
Impairment of goodwill	3,708	—
Deferred income taxes	79	104
Changes in current assets and liabilities:
Accounts receivable	4	21
Accounts payable	(48)	(18)
Other assets and liabilities, net	(161)	(50)
Other assets and liabilities, affiliate	119	37
Changes in other noncurrent assets and liabilities, net	(23)	(25)
Other, net	—	9
Net cash provided by operating activities	483	571
INVESTING ACTIVITIES
Capital expenditures	(285)	(252)
Proceeds from sale of property, plant and equipment and other assets	—	1
Deposits received on assets held for sale	—	34
Net cash used in investing activities	(285)	(217)
FINANCING ACTIVITIES
Distributions	(225)	(390)
Other	(1)	(2)
Net cash used in financing activities	(226)	(392)
Net decrease in cash, cash equivalents and restricted cash	(28)	(38)
Cash, cash equivalents and restricted cash at beginning of period	272	331
Cash, cash equivalents and restricted cash at end of period	$244	293

Supplemental cash flow information
Income taxes paid, net	$7	8
Interest paid	139	129
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$18,048	19,254
Net (loss) income	(3,585)	62
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $- tax	—	9
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(6)
Purchase price accounting adjustments	—	(5)
Distributions	(225)	(390)
Balance at end of period	14,238	18,924
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(171)	18
Other comprehensive income	3	72
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	6
Balance at end of period	(168)	96
TOTAL MEMBER'S EQUITY	$14,070	19,020

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2018, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the first quarter of 2019.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue for three months ended March 31, 2019 and 2018.

Segments

Our operations are integrated into and reported as part of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, Leases (Accounting Standard Codification "ASC" 842), as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019.  Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the FASB issued ASU 2019-01 - Leases (ASC 842): Codification Improvements, effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings in the first quarter of 2019 and had no impact on cash flows.

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

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

Subsequent Event

As of the date of this report, $90 million of distributions were made to our parent in the second quarter of 2019.

(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$7,412	11,119
Customer relationships, less accumulated amortization of $1,006 and $833	$7,398	7,567
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $37 and $30	93	100
Developed technology, less accumulated amortization of $84 and $67	329	310
Total other intangible assets, net	$422	410

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to the decline in CenturyLink's stock price, we incurred an event in the first quarter of 2019 that triggered impairment testing. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period. Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach as of March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. For the three months ended March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion for the three months ended March 31, 2019.

The market multiples approach that we used incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our failure to attain these forecasted results or changes in trends could result in future impairments. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Continued declines in our profitability, cash flows or the sustained, historically low trading prices of CenturyLink's common stock, may result in further impairment.

Total amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $193 million and $194 million, respectively. As of March 31, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.4 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining nine months)	$599
2020	800
2021	800
2022	796
2023	766

The following table shows the rollforward of goodwill from December 31, 2018 through March 31, 2019:

(Dollars in millions)
As of December 31, 2018	$11,119
Effect of foreign currency rate change	1
Impairment	(3,708)
As of March 31, 2019	$7,412

(3) Revenue Recognition

Refer to the Revenue Recognition section of Note 1—Background and Summary of Significant Accounting Policies and Note 4—Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2018 for further information regarding our application of ASC 606, “Revenue from Contracts with Customers”, including practical expedients and judgments applied in determining the amounts and timing of revenue from contracts with customers.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Total revenue	$2,046	2,087
Adjustments for non-ASC 606 revenue (1)	(50)	(44)
Total revenue from contracts with customers	$1,996	2,043
_____________________________________________________________________

(1)	Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2019 and January 1, 2019:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$699	712
Contract assets	18	19
Contract liabilities	399	393

(1)	Gross customer receivables of $716 and $723 million, net of allowance for doubtful accounts of $17 and $11 million, at March 31, 2019 and December 31, 2018, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$95	97
Performance obligations satisfied in previous periods	—	—
Performance Obligations

As of March 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $5.0 billion. We expect to recognize approximately 75% of this revenue through 2021, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$64	84	13	14
Costs incurred	18	26	15	23
Amortization	(8)	(13)	(2)	(2)
End of period balance	$74	97	26	35
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract term of 12 to 60 months for our business customers and amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are expected to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Effective January 1, 2019, we adopted ASC 842 using the non-comparative transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net operating lease assets and operating lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of January 1, 2019. Additionally, the new standard resulted in the recording of approximately $30 million for both net lease assets and net lease liabilities with affiliates as of January 1, 2019, which are included in the lease balances. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments including rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease expense consisted of the following:

Three Months Ended March 31, 2019
(Dollars in millions)
Operating and short-term lease cost	$104
Finance lease cost:
Amortization of right-of-use assets	3
Interest on lease liability	3
Total finance lease cost	6
Total lease cost	$110

Supplemental unaudited consolidated balance sheet information and other information related to leases:

		March 31,
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,246
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	154
Total leased assets		$1,400

Liabilities
Current
Operating	Other current liabilities	$324
Finance	Current portion of long-term debt	7
Noncurrent
Operating	Noncurrent operating lease liabilities	969
Finance	Long-term debt	155
Total lease liabilities		$1,455

Weighted-average remaining lease term (years)
Operating leases		9.0
Finance leases		13.9
Weighted-average discount rate
Operating leases		6.56%
Finance leases		5.68%
Supplemental unaudited consolidated cash flow statement information related to leases:

Three Months Ended March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$110
Operating cash flows from finance leases	2
Financing cash flows from finance leases	1

As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining nine months)	$269	12
2020	285	15
2021	244	16
2022	188	16
2023	155	17
Thereafter	590	164
Total lease payments	1,731	240
Less: interest	(438)	(78)
Total	1,293	162
Less: current portion	(324)	(7)
Long-term portion	$969	155

As of March 31, 2019, we had no material operating or finance leases that had not yet commenced.

For the three months ended March 31, 2019 and 2018, our gross rental income was $50 million and $43 million, respectively.

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$16
2020	15
2021	16
2022	16
2023	17
2024 and thereafter	164
Total minimum payments	244
Less: amount representing interest and executory costs	(81)
Present value of minimum payments	163
Less: current portion	(6)
Long-term portion	$157

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$396
2020	259
2021	219
2022	164
2023	137
2024 and thereafter	613
Total future minimum payments (1)	$1,788
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $29 million due in the future under non-cancelable subleases.

(5) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	March 31, 2019	December 31, 2018
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes (2)	5.125%-6.125%	2021 - 2026	5,315	5,315
Term loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Finance leases	Various	Various	162	163
Total long-term debt, excluding unamortized premiums			10,688	10,689
Unamortized premiums, net			147	155
Total long-term debt			10,835	10,844
Less current maturities			(7)	(6)
Long-term debt, excluding current maturities			$10,828	10,838

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.736% as of March 31, 2019 and 4.754% as of December 31, 2018. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and finance leases (excluding unamortized premiums) maturing during the following years:

(Dollars in millions)(1)
2019 (remaining nine months)	$5
2020	6
2021	648
2022	1,609
2023	1,209
2023 and thereafter	7,211
Total long-term debt	$10,688

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

Compliance

At March 31, 2019, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Other

For additional information on our long-term debt, see Note 5 - Long Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

(6)  Severance and Leased Real Estate

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

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. In accordance with transitional guidance under the new lease standard (ASC 842), the existing lease obligation of $47 million as of January 1, 2019 has been netted against the operating lease right of use assets at adoption. For additional information, see Note 4—Leases to our consolidated financial statements in Item 1 of Part I of this report.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at January 1, 2019	$19
Accrued to expense	—
Payments, net	(4)
Balance at March 31, 2019	$15

(7) Products and Services Revenue

We categorize our products, services and revenue among the following five categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center services, including cloud, hosting and application management solutions, professional services, network security services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VOIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our affiliates with telecommunication services that we also provide to external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in millions)
IP and Data Services	$979	1,003
Transport and Infrastructure	658	676
Voice and Collaboration	352	382
Other	2	1
Affiliate Services	55	25
Total operating revenue	$2,046	2,087

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated $109 million and $107 million for the three months ended March 31, 2019 and March 31, 2018, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(8) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		March 31, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance lease and other obligations	2	$10,673	10,503	10,681	10,089

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at March 31, 2019 aggregated to approximately $70 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure is $10 million at March 31, 2019.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at March 31, 2019 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both March 31, 2019 and December 31, 2018, we had outstanding letters of credit or other similar obligations of approximately $30 million and $30 million, respectively, of which $24 million and $24 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16 - Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(10) Accumulated Other Comprehensive Loss

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2019:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2018	$5	$(176)	(171)
Other comprehensive income before reclassifications, net of tax	—	3	3
Net other comprehensive income	—	3	3
Balance at March 31, 2019	$5	$(173)	(168)

The table below summarizes changes in accumulated other comprehensive income recorded on our consolidated balance sheets by component for the three months ended March 31, 2018:

	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$18	18
Other comprehensive income before reclassifications, net of tax	72	72
Amounts reclassified from accumulated other comprehensive income	6	6
Net other comprehensive income	78	78
Balance at March 31, 2018	$96	96

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	955	1,036	—	1,991
Operating revenue - affiliates	—	—	55	202	(202)	55
Total operating revenue	—	—	1,010	1,238	(202)	2,046
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	504	463	—	967
Selling, general and administrative	—	1	369	160	(202)	328
Operating expenses - affiliates	—	—	22	24	—	46
Depreciation and amortization	—	—	145	245	—	390
Goodwill Impairment	—	—	1,369	2,339	—	3,708
Total operating expenses	—	1	2,409	3,231	(202)	5,439
OPERATING (LOSS) INCOME	—	(1)	(1,399)	(1,993)	—	(3,393)
OTHER (EXPENSE) INCOME
Interest income - affiliate	16	—	—	—	—	16
Interest expense	(8)	(119)	—	(4)	—	(131)
Interest income (expense) - intercompany, net	933	164	(1,760)	663	—	—
Equity in net (losses) earnings of subsidiaries	(4,519)	(4,593)	(1,797)	—	10,909	—
Other (expense) income, net	(8)	—	13	7	—	12
Total other (expense) income, net	(3,586)	(4,548)	(3,544)	666	10,909	(103)
(LOSS) INCOME BEFORE INCOME TAXES	(3,586)	(4,549)	(4,943)	(1,327)	10,909	(3,496)
Income tax (benefit) expense	—	(30)	18	101	—	89
NET (LOSS) INCOME	(3,586)	(4,519)	(4,961)	(1,428)	10,909	(3,585)
Other comprehensive income (loss), net of income taxes	3	—	—	3	(3)	3
COMPREHENSIVE (LOSS) INCOME	$(3,583)	(4,519)	(4,961)	(1,425)	10,906	(3,582)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	956	1,106	—	2,062
Operating revenue - affiliates	—	—	25	40	(40)	25
Total operating revenue	—	—	981	1,146	(40)	2,087
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	589	409	—	998
Selling, general and administrative expenses	—	1	259	124	(40)	344
Operating expenses - affiliates	—	—	53	—	—	53
Depreciation and amortization	—	—	170	261	—	431
Total operating expenses	—	1	1,071	794	(40)	1,826
OPERATING INCOME (LOSS)	—	(1)	(90)	352	—	261
OTHER INCOME (EXPENSE)
Interest income - affiliate	16	—	—	—	—	16
Interest expense	(8)	(108)	(1)	(3)	—	(120)
Interest income (expense) - intercompany, net	355	608	(881)	(82)	—	—
Equity in net earnings (losses) of subsidiaries	(315)	(839)	(1)	—	1,155	—
Other income, net	—	—	1	6	—	7
Total other income (expense), net	48	(339)	(882)	(79)	1,155	(97)
INCOME (LOSS) BEFORE INCOME TAXES	48	(340)	(972)	273	1,155	164
Income tax (benefit) expense	(14)	(25)	47	94	—	102
NET INCOME (LOSS)	62	(315)	(1,019)	179	1,155	62
Other comprehensive income (loss), net of income taxes	72	—	—	72	(72)	72
COMPREHENSIVE INCOME (LOSS)	$134	(315)	(1,019)	251	1,083	134

Condensed Consolidating Balance Sheets
March 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18	—	140	59	—	217
Restricted cash	—	—	—	2	—	2
Accounts receivable	—	—	45	654	—	699
Intercompany advances	17,556	24,004	7,829	2,887	(52,276)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	9	138	135	—	282
Total current assets	19,399	24,013	8,152	3,737	(52,276)	3,025
Property, plant, and equipment, net	—	—	3,225	6,262	—	9,487
GOODWILL AND OTHER ASSETS
Goodwill	—	—	362	7,050	—	7,412
Operating lease assets	—	—	1,294	500	(548)	1,246
Restricted cash	16	—	8	1	—	25
Customer relationships, net	—	—	3,627	3,771	—	7,398
Other intangible assets, net	—	—	420	2	—	422
Investment in subsidiaries	11,023	13,322	2,064	—	(26,409)	—
Other, net	274	1,450	102	221	(1,390)	657
Total goodwill and other assets	11,313	14,772	7,877	11,545	(28,347)	17,160
TOTAL ASSETS	$30,712	38,785	19,254	21,544	(80,623)	29,672

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	—	7	—	7
Accounts payable	—	—	336	318	—	654
Accounts payable - affiliates	80	16	283	(14)	—	365
Accrued expenses and other liabilities
Salaries and benefits	—	—	120	31	—	151

Income and other taxes	—	6	57	42	—	105
Current operating lease liabilities	—	—	288	153	(117)	324
Interest	3	86	1	4	—	94
Intercompany payables	—	—	47,248	5,028	(52,276)	—
Other	2	1	4	55	—	62
Current portion of deferred revenue	—	—	162	148	—	310
Total current liabilities	85	109	48,499	5,772	(52,393)	2,072
LONG-TERM DEBT	612	10,061	6	149	—	10,828

DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	964	211	—	1,175
Deferred income taxes, net	56	—	817	770	(1,390)	253
Noncurrent operating lease liabilities	—	—	1,037	363	(431)	969
Other	—	—	148	157	—	305
Total deferred revenue and other liabilities	56	—	2,966	1,501	(1,821)	2,702
MEMBER'S EQUITY (DEFICIT)	29,959	28,615	(32,217)	14,122	(26,409)	14,070
TOTAL LIABILITIES AND MEMBER'S EQUITY	$30,712	38,785	19,254	21,544	(80,623)	29,672

Condensed Consolidating Balance Sheets
December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	—	164	77	—	243
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	70	642	—	712
Intercompany advances	16,852	23,957	7,744	2,707	(51,260)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	1	3	97	133	—	234
Total current assets	18,680	23,960	8,075	3,563	(51,260)	3,018
Property, plant, and equipment, net	—	—	3,136	6,317	—	9,453

GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,665	9,454	—	11,119
Restricted cash	15	—	9	1	—	25
Customer relationships, net	—	—	3,823	3,744	—	7,567
Other intangible assets, net	—	—	409	1	—	410
Investment in subsidiaries	15,541	17,915	3,861	—	(37,317)	—
Other, net	275	1,421	110	225	(1,332)	699
Total goodwill and other assets	15,831	19,336	9,877	13,425	(38,649)	19,820
TOTAL ASSETS	$34,511	43,296	21,088	23,305	(89,909)	32,291

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	—	—	380	346	—	726
Accounts payable - affiliates	62	11	162	11	—	246
Accrued expenses and other liabilities
Salaries and benefits	—	—	189	44	—	233
Income and other taxes	—	4	72	54	—	130

Interest	11	78	1	5	—	95
Intercompany payables	—	—	45,347	5,913	(51,260)	—
Other	3	1	8	66	—	78
Current portion of deferred revenue	—	—	168	142	—	310
Total current liabilities	76	94	46,328	6,586	(51,260)	1,824
LONG-TERM DEBT	613	10,068	7	150	—	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	971	210	—	1,181
Deferred income taxes, net	56	—	841	637	(1,332)	202
Other	—	—	197	172	—	369
Total deferred revenue and other liabilities	56	—	2,009	1,019	(1,332)	1,752
MEMBER'S EQUITY (DEFICIT)	33,766	33,134	(27,256)	15,550	(37,317)	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$34,511	43,296	21,088	23,305	(89,909)	32,291

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$17	—	389	77	—	483
INVESTING ACTIVITIES
Capital expenditures	—	—	(189)	(96)	—	(285)
Net cash used in investing activities	—	—	(189)	(96)	—	(285)
FINANCING ACTIVITIES
Distributions	(225)	—	—	—	—	(225)
Other	—	—	—	(1)	—	(1)
Increase (decrease) due from affiliate, net	225	—	(225)	—	—	—
Net cash used in financing activities	—	—	(225)	(1)	—	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	17	—	(25)	(20)	—	(28)
Cash, cash equivalents and restricted cash at beginning of period	17	—	173	82	—	272
Cash, cash equivalents and restricted cash at end of period	$34	—	148	62	—	244

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8)	—	490	89	—	571
INVESTING ACTIVITIES
Capital expenditures	—	—	(142)	(110)	—	(252)
Proceeds from sale of property, plant and equipment and other assets	—	—	—	1	—	1
Deposits received on assets held for sale	34	—	—	—	—	34
Net cash provided by (used in) investing activities	34	—	(142)	(109)	—	(217)
FINANCING ACTIVITIES
Distributions	(390)	—	—	—	—	(390)
Other	—	—	—	(2)	—	(2)
Increase (decrease) due from/to affiliates, net	390	—	(390)	—	—	—
Net cash used in financing activities	—	—	(390)	(2)	—	(392)
Net increase (decrease) in cash, cash equivalents and restricted cash	26	—	(42)	(22)	—	(38)
Cash, cash equivalents and restricted cash at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash at end of period	$58	—	144	91	—	293

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018 for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2018, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Dollars in millions)
Operating revenue	$2,046	2,087
Operating expenses	5,439	1,826
OPERATING (LOSS) INCOME	(3,393)	261
Other expense, net	(103)	(97)
INCOME BEFORE INCOME TAX EXPENSE	(3,496)	164
Income tax expense	89	102
NET (LOSS) INCOME	$(3,585)	62

Operating Revenue

We categorize our products, services and revenue among the following five categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions professional services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our affiliates with telecommunication services that we also provide to external customers.

From time to time, we may change the categorization of our products and services.

The following tables summarize our consolidated operating revenue recorded under our five revenue categories:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$979	1,003	(24)	(2)%
Transport and Infrastructure	658	676	(18)	(3)%
Voice and Collaboration	352	382	(30)	(8)%
Other	2	1	1	100%
Affiliate Services	55	25	30	120%
Total operating revenue	$2,046	2,087	(41)	(2)%

Our total operating revenue decreased by $41 million, or 2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in our total operating revenue was primarily due to the declines in voice and collaboration, IP and data services and transport and infrastructure partially offset by an increase in affiliate services due to an increase in the level of services we provide to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$967	998	(31)	(3)%
Selling, general and administrative	328	344	(16)	(5)%
Operating expenses - affiliates	46	53	(7)	(13)%
Depreciation and amortization	390	431	(41)	(10)%
Goodwill Impairment	3,708	—	3,708	nm
Total operating expenses	$5,439	1,826	3,613	198%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $31 million, or 3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in our cost of services and products for the period was primarily due to lower salaries and wages and employee related expenses from lower headcount, reductions in network expense and voice usage costs and a decline in professional services, which were partially offset by higher customer installation costs and an increase in right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $16 million, or 5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in selling, general and administrative expenses was primarily due to lower salaries and wages and employee related expenses from lower headcount, a decline in property and other taxes and lower rent costs, which were partially offset by higher internal commissions and bad debt expense.

Operating Expenses - Affiliates

Operating expenses - affiliate decreased by $7 million, or 13%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in operating expenses - affiliates was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$197	237	(40)	(17)%
Amortization	193	194	(1)	(1)%
Total depreciation and amortization	$390	431	(41)	(10)%

Depreciation expense decreased by $40 million, or 17%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease was primarily due to a net decline in depreciable assets of $54 million, offset by purchase price depreciation adjustments of $13 million in 2018.

Amortization expense changed by an immaterial amount for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Goodwill Impairment

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to the decline in CenturyLink's stock price, we incurred an event in the first quarter of 2019 that triggered impairment testing. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period. Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach as of March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. For the three months ended March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $3.7 billion for the three months ended March 31, 2019.

Other Consolidated Results

The following tables summarize our total other expense, net:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$16	16	—	—%
Interest expense	(131)	(120)	11	9%
Other income, net	12	7	5	71%
Total Other Expense	$(103)	(97)	6	6%
Income tax expense	$89	102	13	(13)%

Interest Income - Affiliate

Interest income - affiliate did not change for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Interest Expense

Interest expense increased by $11 million, or 9%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily driven by a 1% LIBOR rate increase on Level 3 Financing Inc.'s term loan.

Other Income, net

Other income increased by $5 million, or 71%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in foreign currency gains.

Income Tax Expense

For the three months ended March 31, 2019 and the three months ended March 31, 2018, our effective income tax rate was (2.5%) and 62.2%, respectively. The effective tax rate for the three months ended March 31, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act.  Without the goodwill impairment, the rate would be 42.0%. The effective tax rate for the three months ended March 31, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate.

Liquidity and Capital Resources

Overview

At March 31, 2019, we held cash and cash equivalents of $217 million. At March 31, 2019, cash and cash equivalents of $61 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of March 31, 2019, our long-term debt (including current maturities and capital leases) totaled $10.8 billion, which was flat when compared to $10.8 billion outstanding as of December 31, 2018.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
	(Dollars in millions)
Net cash provided by operating activities	$483	571	(88)
Net cash used in investing activities	$(285)	(217)	68
Net cash used in financing activities	$(226)	(392)	(166)

Operating Activities

Net cash provided by operating activities decreased $88 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease in other current assets and liabilities, net and accounts payable partially offset by the increase in other current assets and liabilities, affiliate. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased $68 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 primarily due to an increase in capital expenditures and a decrease in deposits received on assets held for sale.

Financing Activities

Net cash used in financing activities decreased $166 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 primarily due to a decrease in distributions.

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

Market Risk

At March 31, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of the date of March 31, 2019, we have approximately $10.5 billion (excluding unamortized premiums and finance lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $4.6 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real and the Argentinian Peso. Although the percentages of our consolidated revenue and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on

Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2019, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016- 02, "Leases (Topic 842)". These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2019.

Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls
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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9 - Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2019.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)