Form 10-Q
period 2019-06-30
Level 3 Parent, LLC
filed 2019-08-09
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,976	2,025	3,967	4,087
Operating revenue - affiliates	38	27	93	52
Total operating revenue	2,014	2,052	4,060	4,139
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	919	980	1,886	1,978
Selling, general and administrative	347	388	675	732
Operating expenses - affiliates	87	55	133	108
Depreciation and amortization	389	433	779	864
Goodwill impairment	—	—	3,708	—
Total operating expenses	1,742	1,856	7,181	3,682
OPERATING INCOME (LOSS)	272	196	(3,121)	457
OTHER (EXPENSE) INCOME
Interest income - affiliate	16	16	32	32
Interest expense	(130)	(124)	(261)	(244)
Other income (expense), net	3	(4)	15	3
Total other (expense), net	(111)	(112)	(214)	(209)
INCOME (LOSS) BEFORE INCOME TAXES	161	84	(3,335)	248
Income tax expense	51	44	140	146
NET INCOME (LOSS)	$110	40	(3,475)	102

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
NET INCOME (LOSS)	$110	40	(3,475)	102
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of $3, $44, $2, $30 tax	(8)	(235)	(5)	(163)
Other comprehensive loss, net of tax	(8)	(235)	(5)	(163)
COMPREHENSIVE INCOME (LOSS)	$102	(195)	(3,480)	(61)

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$228	243
Restricted cash	3	4
Accounts receivable, less allowance of $14 and $11	771	712
Note receivable - affiliate	1,825	1,825
Other	311	234
Total current assets	3,138	3,018
Property, plant and equipment, net of accumulated depreciation of $1,399 and $1,021	9,654	9,453
GOODWILL AND OTHER ASSETS
Goodwill	7,408	11,119
Operating lease assets	1,183	—
Restricted cash	22	25
Customer relationships, net	7,219	7,567
Other intangible assets, net	432	410
Other, net	627	699
Total goodwill and other assets	16,891	19,820
TOTAL ASSETS	$29,683	32,291
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$7	6
Accounts payable	777	726
Accounts payable - affiliates	458	246
Accrued expenses and other liabilities
Salaries and benefits	197	233
Income and other taxes	117	130
Current operating lease liabilities	269	—
Interest	91	95
Other	67	78
Current portion of deferred revenue	297	310
Total current liabilities	2,280	1,824
LONG-TERM DEBT	10,820	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,236	1,181
Deferred income taxes, net	257	202
Noncurrent operating lease liabilities	962	—
Other	296	369
Total deferred revenue and other liabilities	2,751	1,752
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	14,008	18,048
Accumulated other comprehensive loss	(176)	(171)
Total member's equity	13,832	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$29,683	32,291

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(3,475)	102
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	779	864
Impairment of goodwill	3,708	—
Deferred income taxes	117	140
Changes in current assets and liabilities:
Accounts receivable	(78)	(5)
Accounts payable	(53)	(100)
Other assets and liabilities, net	(124)	(53)
Other assets and liabilities, affiliate	212	17
Changes in other noncurrent assets and liabilities, net	33	27
Other, net	4	26
Net cash provided by operating activities	1,123	1,018
INVESTING ACTIVITIES
Capital expenditures	(576)	(546)
Proceeds from sale of property, plant and equipment and other assets	1	119
Net cash used in investing activities	(575)	(427)
FINANCING ACTIVITIES
Distributions	(565)	(605)
Other	(2)	(5)
Net cash used in financing activities	(567)	(610)
Net decrease in cash, cash equivalents and restricted cash	(19)	(19)
Cash, cash equivalents and restricted cash at beginning of period	272	331
Cash, cash equivalents and restricted cash at end of period	$253	312

Supplemental cash flow information:
Income taxes paid, net	$(12)	(19)
Interest paid (net of capitalized interest of $4 and $—)	$(275)	(270)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$228	282
Restricted cash - current	3	5
Restricted cash - noncurrent	22	25
Total	$253	312
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$14,238	18,924	18,048	19,254
Net income (loss)	110	40	(3,475)	102
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $3 tax	—	—	—	9
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	(6)
Purchase price accounting adjustments	—	—	—	(5)
Distributions	(340)	(215)	(565)	(605)
Balance at end of period	14,008	18,749	14,008	18,749
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(168)	96	(171)	18
Other comprehensive loss	(8)	(235)	(5)	(163)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	6
Balance at end of period	(176)	(139)	(176)	(139)
TOTAL MEMBER'S EQUITY	$13,832	18,610	13,832	18,610

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our”, unless the context otherwise requires, refer to Level 3 Parent, LLC and its consolidated subsidiaries.
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2018, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the second quarter of 2019.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue for three and six months ended June 30, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019.  Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements" , effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings in the first six months of 2019 and had no impact on cash flows. Financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

Subsequent Event

As of the date of this report, $130 million of distributions were made to our parent in the third quarter of 2019.

(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$7,408	11,119
Customer relationships, less accumulated amortization of $1,183 and $833	$7,219	7,567
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $43 and $30	87	100
Developed technology, less accumulated amortization of $102 and $67	345	310
Total other intangible assets, net	$432	410

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to the decline in CenturyLink's stock price, we incurred an event in the first quarter of 2019 that triggered impairment testing. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019. There was not an additional triggering event during the second quarter of 2019.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period. Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. For the three months ended March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $3.7 billion in the first quarter of 2019.

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

Total amortization expense for intangible assets for the three months ended June 30, 2019 and 2018, was $205 million and $202 million, respectively, and for the six months ended June 30, 2019 and 2018, was $398 million and $396 million, respectively. As of June 30, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.4 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining six months)	$408
2020	816
2021	816
2022	812
2023	734

The following table shows the rollforward of goodwill from December 31, 2018 through June 30, 2019:

(Dollars in millions)
As of December 31, 2018	$11,119
Effect of foreign currency rate change	(3)
Impairment	(3,708)
As of June 30, 2019	$7,408

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$2,014	2,052	$4,060	$4,139
Adjustments for non-ASC 606 revenue (1)	(89)	(80)	(194)	(149)
Total revenue from contracts with customers	$1,925	1,972	$3,866	$3,990
_____________________________________________________________________

(1)	Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$771	712
Contract assets	28	19
Contract liabilities	404	393

(1)	Gross customer receivables of $785 million and $723 million, net of allowance for doubtful accounts of $14 million and $11 million, at June 30, 2019 and December 31, 2018, respectively.
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

The following table provides information about revenue recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	24	16	119	113
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of June 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $5.2 billion. We expect to recognize approximately 72% of this revenue through 2021, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following tables provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30,
	2019		2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$74	97	26	35
Costs incurred	11	25	11	24
Amortization	(12)	(16)	(3)	(7)
End of period balance	$73	106	34	52

	Six Months Ended June 30,
	2019		2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$64	84	13	14
Costs incurred	29	51	26	47
Amortization	(20)	(29)	(5)	(9)
End of period balance	$73	106	34	52

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
Lease expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$92	196
Finance lease cost:
Amortization of right-of-use assets	3	7
Interest on lease liability	3	6
Total finance lease cost	6	13
Total lease cost	$98	209

Supplemental unaudited consolidated balance sheet information and other information related to leases:

		June 30,
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,183
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	150
Total leased assets		$1,333

Liabilities
Current
Operating	Other current liabilities	$269
Finance	Current portion of long-term debt	7
Noncurrent
Operating	Noncurrent operating lease liabilities	962
Finance	Long-term debt	155
Total lease liabilities		$1,393

Weighted-average remaining lease term (years)
Operating leases		8.8
Finance leases		13.6
Weighted-average discount rate
Operating leases		6.63%
Finance leases		5.68%
Supplemental unaudited consolidated cash flow statement information related to leases:

Six Months Ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	208
Operating cash flows from finance leases	4
Financing cash flows from finance leases	2

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining six months)	$155	9
2020	271	15
2021	232	16
2022	203	16
2023	172	17
Thereafter	614	165
Total lease payments	1,647	238
Less: interest	(416)	(76)
Total	1,231	162
Less: current portion	(269)	(7)
Long-term portion	$962	155

As of June 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three and six months ended June 30, 2019, our gross rental income was $51 million and $101 million, respectively, which represents 2.5% and 2.5% of our operating revenue for both periods, respectively. For the three and six months ended June 30, 2018, our gross rental income was $53 million and $96 million, respectively, which represents 2.6% and 2.3% of our operating revenue for both periods, respectively.

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$16
2020	15
2021	16
2022	16
2023	17
2024 and thereafter	164
Total minimum payments	244
Less: amount representing interest and executory costs	(81)
Present value of minimum payments	163
Less: current portion	(6)
Long-term portion	$157

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$396
2020	259
2021	219
2022	164
2023	137
2024 and thereafter	613
Total future minimum payments (1)	$1,788
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $29 million due in the future under non-cancelable subleases.

(5) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	June 30, 2019	December 31, 2018
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes (2)	5.125%-6.125%	2021 - 2026	5,315	5,315
Term loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Finance leases	Various	Various	162	163
Total long-term debt, excluding unamortized premiums			10,688	10,689
Unamortized premiums, net			139	155
Total long-term debt			10,827	10,844
Less current maturities			(7)	(6)
Long-term debt, excluding current maturities			$10,820	10,838

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.652% as of June 30, 2019 and 4.754% as of December 31, 2018. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and finance leases (excluding unamortized premiums) maturing during the following years as of June 30, 2019:

(Dollars in millions)
2019 (remaining six months)	$4
2020	6
2021	648
2022	1,609
2023	1,209
2024 and thereafter	7,212
Total long-term debt	$10,688

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

Compliance

As of June 30, 2019, Level 3 Parent, LLC believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Subsequent Event

On July 29, 2019, CenturyLink, Inc. announced that Level 3 Financing, Inc. will redeem $400 million of its $640 million 6.125% Senior Notes on August 25, 2019.

For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

(6)  Severance and Leased Real Estate

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of improvement and transformation initiatives, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at January 1, 2019	$19
Accrued to expense	1
Payments, net	(7)
Balance at June 30, 2019	$13

(7) Products and Services Revenue

We categorize our products, services and revenue among the following five categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center services, including cloud, hosting and application management solutions, professional services, network security services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VOIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our affiliates with telecommunication services that we also provide to external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
IP and Data Services	$965	988	1,945	1,991
Transport and Infrastructure	655	673	1,313	1,349
Voice and Collaboration	355	363	706	745
Other	1	1	3	2
Affiliate Services	38	27	93	52
Total operating revenue	$2,014	2,052	4,060	4,139

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated $101 million and $98 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $210 million and $205 million for the six months ended June 30, 2019 and June 30, 2018, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(8) Fair Value of Financial Instruments

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Input Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Input Level 2 refers to fair values estimated using significant other observable inputs and Input Level 3 includes fair values estimated using significant unobservable inputs.

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance lease and other obligations	2	$10,665	10,583	10,681	10,089

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at June 30, 2019 aggregated to approximately $68 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure was $9 million at June 30, 2019.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In

June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral arguments were held before the Supreme Court of Justice in June 2019. A decision on this case is pending.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $38 million at June 30, 2019 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both June 30, 2019 and December 31, 2018, we had outstanding letters of credit or other similar obligations of approximately $27 million and $30 million, respectively, of which $21 million and $24 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

(10) Accumulated Other Comprehensive Loss

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2019:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2018	$5	(176)	(171)
Other comprehensive loss, net of tax	—	(5)	(5)
Net other comprehensive loss	—	(5)	(5)
Balance at June 30, 2019	$5	(181)	(176)

The table below summarizes changes in accumulated other comprehensive income recorded on our consolidated balance sheets by component for the six months ended June 30, 2018:

	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$18	18
Other comprehensive loss before reclassifications, net of tax	(163)	(163)
Amounts reclassified from accumulated other comprehensive loss	6	6
Net other comprehensive loss	(157)	(157)
Balance at June 30, 2018	$(139)	(139)

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	953	1,023	—	1,976
Operating revenue - affiliates	—	—	54	215	(231)	38
Total operating revenue	—	—	1,007	1,238	(231)	2,014
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	464	455	—	919
Selling, general and administrative	—	2	393	183	(231)	347
Operating expenses - affiliates	—	—	65	22	—	87
Depreciation and amortization	—	—	163	226	—	389
Goodwill Impairment			—	—		—
Total operating expenses	—	2	1,085	886	(231)	1,742
OPERATING (LOSS) INCOME	—	(2)	(78)	352	—	272
OTHER INCOME (EXPENSE)
Interest income - affiliate	16	—	—	—	—	16
Interest (expense) income	(8)	(120)	3	(5)	—	(130)
Interest income (expense) - intercompany, net	948	162	(1,786)	675	1	—
Equity in net (losses) earnings of subsidiaries	(848)	(918)	561	—	1,205	—
Other income (expense), net	6	—	(5)	2	—	3
Total other income (expense), net	114	(876)	(1,227)	672	1,206	(111)
INCOME (LOSS) BEFORE INCOME TAXES	114	(878)	(1,305)	1,024	1,206	161
Income tax expense (benefit)	3	(30)	(18)	96	—	51
NET INCOME (LOSS)	111	(848)	(1,287)	928	1,206	110
Other comprehensive (loss), net of income taxes	(8)	—	—	(8)	8	(8)
COMPREHENSIVE INCOME (LOSS)	$103	(848)	(1,287)	920	1,214	102

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	977	1,048	—	2,025
Operating revenue - affiliates	—	—	6	64	(43)	27
Total operating revenue	—	—	983	1,112	(43)	2,052
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	600	380	—	980
Selling, general and administrative expenses	—	2	286	143	(43)	388
Operating expenses - affiliates	—	—	37	18	—	55
Depreciation and amortization	—	—	174	259	—	433
Total operating expenses	—	2	1,097	800	(43)	1,856
OPERATING (LOSS) INCOME	—	(2)	(114)	312	—	196
OTHER INCOME (EXPENSE)
Interest income - affiliate	16	—	—	—	—	16
Interest expense	(8)	(113)	—	(4)	1	(124)
Interest income (expense) - intercompany, net	348	604	(878)	(74)	—	—
Equity in net losses of subsidiaries	(316)	(832)	—	—	1,148	—
Other income (expense), net	—	—	3	(6)	(1)	(4)
Total other income (expense), net	40	(341)	(875)	(84)	1,148	(112)
INCOME (LOSS) BEFORE INCOME TAXES	40	(343)	(989)	228	1,148	84
Income tax (benefit) expense	—	(27)	(13)	84	—	44
NET INCOME (LOSS)	40	(316)	(976)	144	1,148	40
Other comprehensive loss, net of income taxes	(235)	—	—	(235)	235	(235)
COMPREHENSIVE LOSS	$(195)	(316)	(976)	(91)	1,383	(195)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	1,908	2,059	—	3,967
Operating revenue - affiliates	—	—	109	417	(433)	93
Total operating revenue	—	—	2,017	2,476	(433)	4,060
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	968	918	—	1,886
Selling, general and administrative	—	3	762	343	(433)	675
Operating expenses - affiliates	—	—	87	46	—	133
Depreciation and amortization	—	—	308	471	—	779
Goodwill Impairment	—	—	1,369	2,339	—	3,708
Total operating expenses	—	3	3,494	4,117	(433)	7,181
OPERATING (LOSS) INCOME	—	(3)	(1,477)	(1,641)	—	(3,121)
OTHER (EXPENSE) INCOME
Interest income - affiliate	32	—	—	—	—	32
Interest expense (income)	(16)	(239)	3	(9)	—	(261)
Interest income (expense) - intercompany, net	1,881	326	(3,546)	1,338	1	—
Equity in net losses of subsidiaries	(5,367)	(5,511)	(1,236)	—	12,114	—
Other (expense) income, net	(2)	—	8	9	—	15
Total other (expense) income, net	(3,472)	(5,424)	(4,771)	1,338	12,115	(214)
(LOSS) INCOME BEFORE INCOME TAXES	(3,472)	(5,427)	(6,248)	(303)	12,115	(3,335)
Income tax expense (benefit)	3	(60)	—	197	—	140
NET (LOSS) INCOME	(3,475)	(5,367)	(6,248)	(500)	12,115	(3,475)
Other comprehensive (loss) income, net of income taxes	(5)	—	—	(5)	5	(5)
COMPREHENSIVE (LOSS) INCOME	$(3,480)	(5,367)	(6,248)	(505)	12,120	(3,480)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	1,933	2,154	—	4,087
Operating revenue - affiliates	—	—	31	104	(83)	52
Total operating revenue	—	—	1,964	2,258	(83)	4,139
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,189	789	—	1,978
Selling, general and administrative	—	3	545	267	(83)	732
Operating expenses - affiliates	—	—	90	18	—	108
Depreciation and amortization	—	—	344	520	—	864
Total operating expenses	—	3	2,168	1,594	(83)	3,682
OPERATING (LOSS) INCOME	—	(3)	(204)	664	—	457
OTHER (EXPENSE) INCOME
Interest income - affiliate	32	—	—	—	—	32
Interest expense	(16)	(221)	(1)	(7)	1	(244)
Interest income (expense) - intercompany, net	703	1,212	(1,759)	(156)	—	—
Equity in net (losses) earnings of subsidiaries	(631)	(1,671)	(1)	—	2,303	—
Other income (expense), net	—	—	4	—	(1)	3
Total other income (expense), net	88	(680)	(1,757)	(163)	2,303	(209)
INCOME (LOSS) BEFORE INCOME TAXES	88	(683)	(1,961)	501	2,303	248
Income tax (benefit) expense	(14)	(52)	34	178	—	146
NET INCOME (LOSS)	102	(631)	(1,995)	323	2,303	102
Other comprehensive loss, net of income taxes	(163)	—	—	(163)	163	(163)
COMPREHENSIVE (LOSS) INCOME	$(61)	(631)	(1,995)	160	2,466	(61)

Condensed Consolidating Balance Sheets
June 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	—	157	68	—	228
Restricted cash	—	—	—	3	—	3
Accounts receivable	—	—	103	668	—	771
Intercompany advances	18,195	24,063	7,783	2,940	(52,981)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	—	—	137	174	—	311
Total current assets	20,023	24,063	8,180	3,853	(52,981)	3,138
Property, plant, and equipment, net	—	—	3,384	6,270	—	9,654
GOODWILL AND OTHER ASSETS
Goodwill	—	—	423	6,985	—	7,408
Operating lease assets	—	—	1,302	414	(533)	1,183
Restricted cash	12	—	8	2	—	22
Customer relationships, net	—	—	3,546	3,673	—	7,219
Other intangible assets, net	—	—	429	3	—	432
Investment in subsidiaries	10,175	12,404	2,625	—	(25,204)	—
Other, net	271	1,482	118	146	(1,390)	627
Total goodwill and other assets	10,458	13,886	8,451	11,223	(27,127)	16,891
TOTAL ASSETS	$30,481	37,949	20,015	21,346	(80,108)	29,683

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	—	7	—	7
Accounts payable	—	31	387	359	—	777
Accounts payable - affiliates	80	16	371	(9)	—	458
Accrued expenses and other liabilities
Salaries and benefits	—	—	160	37	—	197
Income and other taxes	—	6	39	72	—	117
Current operating lease liabilities	—	—	272	90	(93)	269
Interest	12	75	1	3	—	91

Intercompany payables	—	—	49,046	3,934	(52,980)	—
Other	—	—	4	63	—	67
Current portion of deferred revenue	—	—	140	157	—	297
Total current liabilities	92	128	50,420	4,713	(53,073)	2,280
LONG-TERM DEBT	612	10,054	6	148	—	10,820

DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	1,044	192	—	1,236
Deferred income taxes, net	56	—	817	774	(1,390)	257
Noncurrent operating lease liabilities	—	—	1,077	325	(440)	962
Other	—	—	152	144	—	296
Total deferred revenue and other liabilities	56	—	3,090	1,435	(1,830)	2,751
MEMBER'S EQUITY (DEFICIT)	29,721	27,767	(33,501)	15,050	(25,205)	13,832
TOTAL LIABILITIES AND MEMBER'S EQUITY	$30,481	37,949	20,015	21,346	(80,108)	29,683

Condensed Consolidating Balance Sheets
December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	—	164	77	—	243
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	70	642	—	712
Intercompany advances	16,852	23,957	7,744	2,707	(51,260)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	1	3	97	133	—	234
Total current assets	18,680	23,960	8,075	3,563	(51,260)	3,018
Property, plant, and equipment, net	—	—	3,136	6,317	—	9,453

GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,665	9,454	—	11,119
Restricted cash	15	—	9	1	—	25
Customer relationships, net	—	—	3,823	3,744	—	7,567
Other intangible assets, net	—	—	409	1	—	410
Investment in subsidiaries	15,541	17,915	3,861	—	(37,317)	—
Other, net	275	1,421	110	225	(1,332)	699
Total goodwill and other assets	15,831	19,336	9,877	13,425	(38,649)	19,820
TOTAL ASSETS	$34,511	43,296	21,088	23,305	(89,909)	32,291

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	—	—	380	346	—	726
Accounts payable - affiliates	62	11	162	11	—	246
Accrued expenses and other liabilities
Salaries and benefits	—	—	189	44	—	233
Income and other taxes	—	4	72	54	—	130
Interest	11	78	1	5	—	95
Intercompany payables	—	—	45,347	5,913	(51,260)	—
Other	3	1	8	66	—	78

Current portion of deferred revenue	—	—	168	142	—	310
Total current liabilities	76	94	46,328	6,586	(51,260)	1,824
LONG-TERM DEBT	613	10,068	7	150	—	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	971	210	—	1,181
Deferred income taxes, net	56	—	841	637	(1,332)	202
Other	—	—	197	172	—	369
Total deferred revenue and other liabilities	56	—	2,009	1,019	(1,332)	1,752
MEMBER'S EQUITY (DEFICIT)	33,766	33,134	(27,256)	15,550	(37,317)	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$34,511	43,296	21,088	23,305	(89,909)	32,291

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$(2)	—	891	234	—	1,123
INVESTING ACTIVITIES
Capital expenditures	—	—	(335)	(241)	—	(576)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net cash used in investing activities	—	—	(334)	(241)	—	(575)
FINANCING ACTIVITIES
Distributions	(565)	—	—	—	—	(565)
Other	—	—	—	(2)	—	(2)
Increase (decrease) due from affiliate, net	565	—	(565)	—	—	—
Net cash used in financing activities	—	—	(565)	(2)	—	(567)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	—	(8)	(9)	—	(19)
Cash, cash equivalents and restricted cash at beginning of period	17	—	173	82	—	272
Cash, cash equivalents and restricted cash at end of period	$15	—	165	73	—	253

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(85)	—	899	204	—	1,018
INVESTING ACTIVITIES
Capital expenditures	—	—	(289)	(257)	—	(546)
Proceeds from sale of property, plant and equipment and other assets	68	—	—	51	—	119
Net cash provided by (used in) investing activities	68	—	(289)	(206)	—	(427)
FINANCING ACTIVITIES
Distributions	(605)	—	—	—	—	(605)
Other	—	—	—	(5)	—	(5)
Increase (decrease) due from/to affiliates, net	605	—	(605)	—	—	—
Net cash used in financing activities	—	—	(605)	(5)	—	(610)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17)	—	5	(7)	—	(19)
Cash, cash equivalents and restricted cash at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash at end of period	$15	—	191	106	—	312

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenue	$2,014	2,052	4,060	4,139
Operating expenses	1,742	1,856	7,181	3,682
OPERATING INCOME	272	196	(3,121)	457
Other expense, net	(111)	(112)	(214)	(209)
INCOME (LOSS) BEFORE INCOME TAXES	161	84	(3,335)	248
Income tax expense	51	44	140	146
NET INCOME (LOSS)	$110	40	(3,475)	102

Operating Revenue

We categorize our products, services and revenue among the following five categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions professional services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our affiliates with telecommunication services that we also provide to external customers.

From time to time, we may change the categorization of our products and services.

The following tables summarize our consolidated operating revenue recorded under our five revenue categories:

	Three Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$965	988	(23)	(2)%
Transport and Infrastructure	655	673	(18)	(3)%
Voice and Collaboration	355	363	(8)	(2)%
Other	1	1	—	—%
Affiliate Services	38	27	11	41%
Total operating revenue	$2,014	2,052	(38)	(2)%

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$1,945	1,991	(46)	(2)%
Transport and Infrastructure	1,313	1,349	(36)	(3)%
Voice and Collaboration	706	745	(39)	(5)%
Other	3	2	1	50%
Affiliate Services	93	52	41	79%
Total operating revenue	$4,060	4,139	(79)	(2)%

Our total operating revenue decreased by $38 million, or 2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total operating revenue decreased by $79 million, or 2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease in our total operating revenue was primarily due to the declines in IP and data services, primarily VPN data networks and CDN services, voice and collaboration, primarily voice services, and transport and infrastructure, primarily private line services. These declines were partially offset by an increase in affiliate services due to an increase in the level of services we provide to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$919	980	(61)	(6)%
Selling, general and administrative	347	388	(41)	(11)%
Operating expenses - affiliates	87	55	32	58%
Depreciation and amortization	389	433	(44)	(10)%
Total operating expenses	$1,742	1,856	(114)	(6)%

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,886	1,978	(92)	(5)%
Selling, general and administrative	675	732	(57)	(8)%
Operating expenses - affiliates	133	108	25	23%
Depreciation and amortization	779	864	(85)	(10)%
Goodwill Impairment	3,708	—	3,708	nm
Total operating expenses	$7,181	3,682	3,499	95%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $61 million, or 6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Cost of services and products (exclusive of depreciation and amortization) decreased by $92 million, or 5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decreases in our cost of services and products for both periods were primarily due to lower salaries and wages and employee related expenses from lower headcount, reduced network expense and voice usage costs, reduced customer premises equipment costs from lower sales and lower space and power costs, which were partially offset by higher customer installation costs, professional services and an increase in right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $41 million, or 11%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Selling, general and administrative decreased by $57 million, or 8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.The decreases in selling, general and administrative expenses for both periods were primarily due to lower salaries and wages and employee related expenses from lower headcount, lower rent expense in 2019 and from higher exited lease obligations in 2018, lower hardware and software expenses and a decline in property and other taxes, which were partially offset by higher internal commissions and bad debt expense.

Operating Expenses - Affiliates

Operating expenses - affiliate increased by $32 million, or 58%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Operating expenses - affiliate increased by $25 million, or 23%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.The increase in operating expenses - affiliates was primarily due to the increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$184	231	(47)	(20)%
Amortization	205	202	3	1%
Total depreciation and amortization	$389	433	(44)	(10)%

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$381	468	(87)	(19)%
Amortization	398	396	2	1%
Total depreciation and amortization	$779	864	(85)	(10)%

Depreciation expense decreased by $47 million, or 20%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 primarily due to a net decline in depreciable assets of $37 million and the impact of the runoff of plant, property and equipment assigned a one year life at the time CenturyLink acquired us, of approximately $15 million. Depreciation expense decreased by $87 million, or 19%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 primarily due to a net decline in depreciable assets of $69 million and the impact of the runoff of plant, property and equipment assigned a one year life at the time CenturyLink acquired us, of approximately $30 million, partially offset by increases associated with purchase price depreciation adjustments of $15 million.

Amortization expense increased slightly for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the amortization of software development assets.

Goodwill Impairment

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to the decline in CenturyLink's stock price, we incurred an event in the first quarter of 2019 that triggered impairment testing. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019, which led to the first quarter 2019 impairment charge described below. There were no additional indicators of impairment during the second quarter of 2019.

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

Other Consolidated Results

The following tables summarize our total other expense, net:

	Three Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$16	16	—	—%
Interest expense	(130)	(124)	6	5%
Other income (expense), net	3	(4)	7	nm
Total Other Expense	$(111)	(112)	(1)	(1)%
Income tax expense	$51	44	7	16%

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$32	32	—	—%
Interest expense	(261)	(244)	17	7%
Other income (expense), net	15	3	12	nm
Total Other Expense	$(214)	(209)	5	2%
Income tax expense	$140	146	(6)	(4)%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate did not change for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

Interest Expense

Interest expense increased by $6 million, or 5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Interest expense increased by $17 million, or 7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily driven by a 1% LIBOR rate increase on Level 3 Financing Inc.'s term loan.

Other Income, net

Other income, net increased by $7 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Other income, net increased by $12 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in foreign currency gains.

Income Tax Expense

For the three months ended June 30, 2019 and the three months ended June 30, 2018, our effective income tax rate was 31.7% and 52.4%, respectively. For the six months ended June 30, 2019 and the six months ended June 30, 2018, our effective income tax rate was (4.2)% and 58.9%, respectively. The effective tax rate for the six months ended June 30, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act.  Without the goodwill impairment, the rate would be 37.5%. The effective tax rate for the six months ended June 30, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate.

Liquidity and Capital Resources

Overview

At June 30, 2019, we held cash and cash equivalents of $228 million. At June 30, 2019, cash and cash equivalents of $49 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of June 30, 2019, our long-term debt (including current maturities and finance leases) totaled $10.8 billion, which was flat when compared to $10.8 billion outstanding as of December 31, 2018.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in millions)
Net cash provided by operating activities	$1,123	1,018	105
Net cash used in investing activities	$(575)	(427)	148
Net cash used in financing activities	$(567)	(610)	(43)

Operating Activities

Net cash provided by operating activities increased $105 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to an increase in accounts payable and accounts payable - affiliates, partially offset by increases in accounts receivable and other current assets and liabilities, net. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased $148 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 primarily due to an increase in capital expenditures and a decrease in proceeds from the sale of property, plant and equipment and other assets.

Financing Activities

Net cash used in financing activities decreased $43 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 primarily due to a decrease in distributions.

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

Market Risk

At June 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of June 30, 2019, we have approximately $10.5 billion (excluding unamortized premiums and finance lease and other obligations) of long-term debt outstanding, 56% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also have $4.6 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address both of the material weaknesses described in that report. During the second quarter, we remediated our material weakness related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink's acquisition of us. The measures taken to remediate this material weakness are described in further detail in the Changes in Internal Control Over Financial Reporting section below.

The remaining material weakness relates to our ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. This material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we designed and documented new processes and internal controls, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink's acquisition of us, as described below:

•
We conducted an effective risk assessment to identify and assess changes needed to financial reporting and process level controls related to the fair value measurements of assets acquired and liabilities assumed in future business combinations. We designed and documented new process level internal controls and strengthened existing process level internal controls resulting from our risk assessment over the fair value measures for business combinations for areas in which we deemed there is a reasonable possibility of material misstatement of financial statement items acquired or assumed in a business combination.

•
We prepared and adopted a formal policy that assigns responsibilities to personnel within the company for the design, implementation, and operation of controls over business combination fair value measurements.

•
We disseminated a formal training and information and communication plan that will be utilized in the event of a future business combination to ensure the right information is available to personnel on a timely basis so they can fulfill their control responsibilities related to the fair value measurements.

Management has concluded that these remediation activities have addressed the material weakness related to the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink's acquisition of us and believes that the design of our process level internal controls over the fair value measurements of certain assets and liabilities assumed in a business combination would operate effectively in the event of a future business combination transaction as of June 30, 2019.

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits incorporated by reference are indicated in parentheses.
10.1*	Form of Level 3 Communications, LLC Aircraft Time Sharing Agreement
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2019.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)