Form 10-Q
period 2019-09-30
Level 3 Parent, LLC
filed 2019-11-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•	statements concerning the anticipated impact of our transactions, investments, product development, transformation projects and other initiatives;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products and services less desirable or obsolete;

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

•
our ability to implement our operating plans, corporate strategies and capital allocation plans, or changes to such plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•
the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and lenders;

•	our ability to collect our receivables from financially troubled customers;

•	CenturyLink's ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations;

•	the effects of changes in accounting policies, practices or assumptions including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	adverse effects of material weakness or any other significant deficiencies identified in our internal controls over financial reporting;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$2,023	1,984	5,990	6,071
Operating revenue - affiliates	41	26	134	78
Total operating revenue	2,064	2,010	6,124	6,149
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	960	976	2,846	2,954
Selling, general and administrative	289	311	964	1,043
Operating expenses - affiliates	76	65	209	173
Depreciation and amortization	430	431	1,209	1,295
Goodwill impairment	—	—	3,708	—
Total operating expenses	1,755	1,783	8,936	5,465
OPERATING INCOME (LOSS)	309	227	(2,812)	684
OTHER (EXPENSE) INCOME
Interest income - affiliate	15	18	47	50
Interest expense	(123)	(137)	(384)	(381)
Other (expense) income, net	(13)	18	2	21
Total other expense, net	(121)	(101)	(335)	(310)
INCOME (LOSS) BEFORE INCOME TAXES	188	126	(3,147)	374
Income tax expense	74	38	214	184
NET INCOME (LOSS)	$114	88	(3,361)	190

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
NET INCOME (LOSS)	$114	88	(3,361)	190
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of $22, $(1), $24 and $29 tax	(110)	(1)	(115)	(164)
Other comprehensive loss, net of tax	(110)	(1)	(115)	(164)
COMPREHENSIVE INCOME (LOSS)	$4	87	(3,476)	26

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,224	243
Restricted cash	3	4
Accounts receivable, less allowance of $14 and $11	718	712
Note receivable - affiliate	1,590	1,825
Other	294	234
Total current assets	3,829	3,018
Property, plant and equipment, net of accumulated depreciation of $1,610 and $1,021	9,719	9,453
GOODWILL AND OTHER ASSETS
Goodwill	7,389	11,119
Operating lease assets	1,102	—
Restricted cash	19	25
Customer relationships, net	7,026	7,567
Other intangible assets, net	458	410
Other, net	550	699
Total goodwill and other assets	16,544	19,820
TOTAL ASSETS	$30,092	32,291
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$407	6
Accounts payable	753	726
Accounts payable - affiliates	552	246
Accrued expenses and other liabilities
Salaries and benefits	216	233
Income and other taxes	113	130
Current operating lease liabilities	244	—
Interest	78	95
Other	71	78
Current portion of deferred revenue	296	310
Total current liabilities	2,730	1,824
LONG-TERM DEBT	10,995	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,264	1,181
Deferred income taxes, net	225	202
Noncurrent operating lease liabilities	900	—
Other	286	369
Total deferred revenue and other liabilities	2,675	1,752

COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	13,978	18,048
Accumulated other comprehensive loss	(286)	(171)
Total member's equity	13,692	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$30,092	32,291

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(3,361)	190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,209	1,295
Goodwill impairment	3,708	—
Deferred income taxes	165	175
Changes in current assets and liabilities:
Accounts receivable	(28)	51
Accounts payable	(72)	(64)
Other assets and liabilities, net	(126)	(118)
Other assets and liabilities, affiliate	306	55
Changes in other noncurrent assets and liabilities, net	57	37
Other, net	(14)	6
Net cash provided by operating activities	1,844	1,627
INVESTING ACTIVITIES
Capital expenditures	(982)	(726)
Payments of notes receivable - affiliates	235	—
Proceeds from sale of property, plant and equipment and other assets	27	119
Other, net	(25)	—
Net cash used in investing activities	(745)	(607)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	988	—
Payments of long-term debt	(404)	(5)
Distributions	(709)	(1,130)
Net cash used in financing activities	(125)	(1,135)
Net increase (decrease) in cash, cash equivalents and restricted cash	974	(115)
Cash, cash equivalents and restricted cash at beginning of period	272	331
Cash, cash equivalents and restricted cash at end of period	$1,246	216

Supplemental cash flow information:
Income taxes paid, net	$(17)	(24)
Interest paid (net of capitalized interest of $9 and $—)	$(416)	(404)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,224	188
Restricted cash - current	3	3
Restricted cash - noncurrent	19	25
Total	$1,246	216
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$14,008	18,749	18,048	19,254
Net income (loss)	114	88	(3,361)	190
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $3 tax	—	—	—	9
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	(6)
Purchase price accounting adjustments	—	—	—	(5)
Distributions	(144)	(525)	(709)	(1,130)
Balance at end of period	13,978	18,312	13,978	18,312
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(176)	(139)	(171)	18
Other comprehensive loss	(110)	(1)	(115)	(164)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	6
Balance at end of period	(286)	(140)	(286)	(140)
TOTAL MEMBER'S EQUITY	$13,692	18,172	13,692	18,172

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our”, unless the context otherwise requires, refer to Level 3 Parent, LLC and its consolidated subsidiaries.

(1) Background

General

We are an international facilities-based communications provider of a broad range of integrated communications services. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the third quarter of 2019.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue for three and nine months ended September 30, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we have recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of January 1, 2019. The standards did not materially impact our consolidated net earnings and had no impact on cash flows. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are evaluating the potential impact ASU 2016-13 will have on our financial assets measured at amortized cost including, but not limited to, customer receivables and contract asset balances.

Over the fourth quarter we will complete our evaluation of the impact to our accounting and internal controls over financial reporting as a result of ASU 2016-13. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to accumulated deficit as of the date of adoption.

Subsequent Event

As of the date of this report, $250 million of distributions were declared and $225 million were paid to our parent in the fourth quarter of 2019.

(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$7,389	11,119
Customer relationships, less accumulated amortization of $1,355 and $833	$7,026	7,567
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $50 and $30	80	100
Developed technology, less accumulated amortization of $121 and $67	378	310
Total other intangible assets, net	$458	410

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The decline in CenturyLink's stock price triggered impairment testing in the first quarter of 2019. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019. There was not an additional triggering event during the third quarter of 2019.

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

The market multiples approach that we used incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our failure to attain these forecasted results or changes in trends could result in future impairments. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Continued declines in our profitability or cash flows or the continued sustained low trading prices of CenturyLink's common stock may result in further impairment.

Total amortization expense for intangible assets for the three months ended September 30, 2019 and 2018, was $206 million and $204 million, respectively, and for the nine months ended September 30, 2019 and 2018, was $604 million and $595 million, respectively. As of September 30, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.4 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining three months)	$205
2020	825
2021	825
2022	764
2023	743

The following table shows the rollforward of goodwill from December 31, 2018 through September 30, 2019:

(Dollars in millions)
As of December 31, 2018	$11,119
Effect of foreign currency rate change and other	(22)
Impairment	(3,708)
As of September 30, 2019	$7,389

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$2,064	2,010	6,124	6,149
Adjustments for non-ASC 606 revenue (1)	(94)	(72)	(288)	(221)
Total revenue from contracts with customers	$1,970	1,938	5,836	5,928
_____________________________________________________________________

(1)	Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$737	712
Contract assets	31	19
Contract liabilities	412	393

(1)	Gross customer receivables of $751 million and $723 million, net of allowance for doubtful accounts of $14 million and $11 million, at September 30, 2019 and December 31, 2018, respectively.
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

The following table provides information about revenue recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$27	22	146	135
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of September 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $5.2 billion. We expect to recognize approximately 69% of this revenue through 2021, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30,
	2019		2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$73	106	34	52
Costs incurred	13	26	16	22
Amortization	(12)	(17)	(5)	(8)
End of period balance	$74	115	45	66

	Nine Months Ended September 30,
	2019		2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$64	84	13	14
Costs incurred	42	77	42	69
Amortization	(32)	(46)	(10)	(17)
End of period balance	$74	115	45	66

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over an expected contract term between 12 and 60 months for our business customers and amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are expected to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1—Background and Summary of Significant Accounting Policies.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. As part of the present value calculation for the lease liabilities, we use an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on our unsecured rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. We apply the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments, such as, rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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
Lease expense consisted of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$92	288
Finance lease cost:
Amortization of right-of-use assets	3	10
Interest on lease liability	2	8
Total finance lease cost	5	18
Total lease cost	$97	306

Supplemental unaudited consolidated balance sheet information and other information related to leases:

		September 30,
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,102
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	147
Total leased assets		$1,249

Liabilities
Current
Operating	Current operating lease liabilities	$244
Finance	Current portion of long-term debt	7
Noncurrent
Operating	Noncurrent operating lease liabilities	900
Finance	Long-term debt	153
Total lease liabilities		$1,304

Weighted-average remaining lease term (years)
Operating leases		11.1
Finance leases		13.4
Weighted-average discount rate
Operating leases		6.59%
Finance leases		5.68%
Supplemental unaudited consolidated cash flow statement information related to leases:

Nine Months Ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	296
Operating cash flows from finance leases	8
Financing cash flows from finance leases	3

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining three months)	$75	6
2020	277	15
2021	231	16
2022	199	16
2023	169	16
Thereafter	701	165
Total lease payments	1,652	234
Less: interest	(508)	(74)
Total	1,144	160
Less: current portion	(244)	(7)
Long-term portion	$900	153

As of September 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three and nine months ended September 30, 2019, our gross rental income was $52 million and $153 million, respectively, which represents 2.5% of our operating revenue for both periods. For the three and nine months ended September 30, 2018, our gross rental income was $47 million and $143 million, respectively, which represents 2.3% of our operating revenue for both periods.

Disclosures under ASC 840

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$16
2020	15
2021	16
2022	16
2023	17
2024 and thereafter	164
Total minimum payments	244
Less: amount representing interest and executory costs	(81)
Present value of minimum payments	163
Less: current portion	(6)
Long-term portion	$157

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$396
2020	259
2021	219
2022	164
2023	137
2024 and thereafter	613
Total future minimum payments (1)	$1,788
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $29 million due in the future under non-cancelable subleases.

(5) Long-Term Debt

The following table summarizes our long-term debt:

	Interest Rates	Maturities	September 30, 2019	December 31, 2018
			(Dollars in millions)
Level 3 Parent, LLC
Senior notes (1)	5.750%	2022	$600	600
Subsidiaries
Level 3 Financing, Inc.
Senior notes (2)	4.625%-6.125%	2021 - 2027	5,915	5,315
Term loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Finance leases	Various	Various	160	163
Total long-term debt, excluding unamortized premiums			11,286	10,689
Unamortized premiums, net			129	155
Unamortized debt issuance costs			(13)	—
Total long-term debt			11,402	10,844
Less current maturities			(407)	(6)
Long-term debt, excluding current maturities			$10,995	10,838

(1) The notes are not guaranteed by any of Level 3 Parent, LLC's subsidiaries. See "Additional Information" within this Note for redemption details.
(2) The notes are fully and unconditionally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3
Communications, LLC. See "Subsequent Events" within this Note for redemption details.
(3) The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain of its subsidiaries. The Tranche
B 2024 Term Loan had an interest rate of 4.294% as of September 30, 2019 and 4.754% as of December 31, 2018. The interest rate on the
Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and finance leases (excluding unamortized premiums) maturing during the following years as of September 30, 2019:

(Dollars in millions)
2019 (remaining three months)	$403
2020	6
2021	7
2022	1,449
2023	1,210
2024 and thereafter	8,211
Total long-term debt	$11,286

Repayments

During the nine months ended September 30, 2019, Level 3 Financing, Inc. repurchased approximately $400 million of its 6.125% Senior Notes due 2021.

New Issuance

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion of 4.625% Senior Notes due 2027. The proceeds from the offering together with cash on hand will be used for general corporate purposes, including, without limitation, to redeem all of Level 3 Financing, Inc.'s $240 million outstanding principal amount of 6.125% Senior Notes due 2021, all of Level 3 Parent, LLC's $600 million outstanding principal amount of 5.75% Senior Notes due 2022 and $160 million of Level 3 Financing, Inc.'s $1 billion in outstanding principal amount of 5.375% Senior Notes due 2022. See "Subsequent Event" below.

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

Compliance

As of September 30, 2019, Level 3 Parent, LLC (as successor in interest to Level 3 Communications, Inc.) believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Additional Information

For additional information on our long-term debt, see Note 5—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Subsequent Event

On October 25, 2019, Level 3 Financing, Inc. redeemed all of the $240 million outstanding aggregate principal amount of its 6.125% Senior Notes due 2021 and $160 million of the $1.0 billion outstanding principal amount of its 5.375% Senior Notes due 2022.

On October 17, 2019, Level 3 Parent, LLC. issued a notice of redemption on all $600 million outstanding principal amount of Level 3 Parent, LLC's 5.75% Senior Notes due 2022 on December 1, 2019.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at January 1, 2019	$19
Accrued to expense	(1)
Payments, net	(10)
Balance at September 30, 2019	$8

(7) Products and Services Revenue

We categorize our products, services and revenue among the following five categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center services, including cloud, hosting and application management solutions, professional services, network security services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VOIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our non-consolidated affiliates with telecommunication services that we also provide to external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
IP and Data Services	$972	970	2,917	2,961
Transport and Infrastructure	668	664	1,981	2,013
Voice and Collaboration	379	349	1,085	1,094
Other	4	1	7	3
Affiliate Services	41	26	134	78
Total operating revenue	$2,064	2,010	6,124	6,149

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

The following table provides the amount of USF surcharges and transaction taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
USF surcharges and transaction taxes	$116	96	326	301

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		September 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance lease	2	$11,242	11,225	10,681	10,089

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at September 30, 2019 aggregated to approximately $66 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure was $8 million at September 30, 2019.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. A decision on this case is pending.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at September 30, 2019 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both September 30, 2019 and December 31, 2018, we had outstanding letters of credit or other similar obligations of approximately $24 million and $30 million, respectively, of which $18 million and $24 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

(10) Accumulated Other Comprehensive Loss

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2019:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2018	$5	(176)	(171)
Other comprehensive loss, net of tax	—	(115)	(115)
Net other comprehensive loss	—	(115)	(115)
Balance at September 30, 2019	$5	(291)	(286)

The table below summarizes changes in accumulated other comprehensive income recorded on our consolidated balance sheets by component for the nine months ended September 30, 2018:

	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$18	18
Other comprehensive loss before reclassifications, net of tax	(164)	(164)
Amounts reclassified from accumulated other comprehensive loss	6	6
Net other comprehensive loss	(158)	(158)
Balance at September 30, 2018	$(140)	(140)

(11) Condensed Consolidating Financial Information

Level 3 Financing, Inc., a wholly owned subsidiary, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Parent, LLC and Level 3 Communications, LLC.

In conjunction with the registration of certain of the Level 3 Financing, Inc. Senior Notes, we have presented below the accompanying condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered."

The operating activities of the separate legal entities included in our consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the statements of comprehensive income (loss), balance sheets and statements of cash flows of each legal entity and, on an aggregate basis, our other non-guarantor subsidiaries based on amounts incurred by such entities and is not intended to present the operating results of those legal entities on a stand-alone basis. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Parent, LLC. These transactions are eliminated in our consolidated results.

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	995	1,028	—	2,023
Operating revenue - affiliates	—	—	61	179	(199)	41
Total operating revenue	—	—	1,056	1,207	(199)	2,064
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	516	444	—	960
Selling, general and administrative	(25)	2	322	189	(199)	289
Operating expenses - affiliates	—	—	54	22	—	76
Depreciation and amortization	—	—	169	261	—	430
Total operating expenses	(25)	2	1,061	916	(199)	1,755
OPERATING INCOME (LOSS)	25	(2)	(5)	291	—	309
OTHER INCOME (EXPENSE)
Interest income - affiliate	15	—	—	—	—	15
Interest (expense) income	(8)	(115)	4	(4)	—	(123)
Interest income (expense) - intercompany, net	963	161	(1,125)	2	(1)	—
Equity in net (losses) earnings of subsidiaries	(860)	(934)	188	—	1,606	—
Other (expense) income, net	(17)	4	2	(2)	—	(13)
Total other income (expense), net	93	(884)	(931)	(4)	1,605	(121)
INCOME (LOSS) BEFORE INCOME TAXES	118	(886)	(936)	287	1,605	188
Income tax expense (benefit)	4	(26)	2	94	—	74
NET INCOME (LOSS)	114	(860)	(938)	193	1,605	114
Other comprehensive (loss), net of income taxes	(110)	—	—	(110)	110	(110)
COMPREHENSIVE INCOME (LOSS)	$4	(860)	(938)	83	1,715	4

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	951	1,033	—	1,984
Operating revenue - affiliates	—	—	50	47	(71)	26
Total operating revenue	—	—	1,001	1,080	(71)	2,010
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	538	438	—	976
Selling, general and administrative expenses	—	—	333	49	(71)	311
Operating expenses - affiliates	—	—	50	15	—	65
Depreciation and amortization	—	—	176	255	—	431
Total operating expenses	—	—	1,097	757	(71)	1,783
OPERATING (LOSS) INCOME	—	—	(96)	323	—	227
OTHER INCOME (EXPENSE)
Interest income - affiliate	16	—	—	2	—	18
Interest expense	(8)	(118)	(2)	(8)	(1)	(137)
Interest income (expense) - intercompany, net	771	234	(997)	(8)	—	—
Equity in net (losses) earnings of subsidiaries	(690)	(834)	452	—	1,072	—
Other income (expense), net	(3)	—	(1)	21	1	18
Total other income (expense), net	86	(718)	(548)	7	1,072	(101)
INCOME (LOSS) BEFORE INCOME TAXES	86	(718)	(644)	330	1,072	126
Income tax (benefit) expense	(2)	(28)	(18)	86	—	38
NET INCOME (LOSS)	88	(690)	(626)	244	1,072	88
Other comprehensive loss, net of income taxes	(1)	—	—	(1)	1	(1)
COMPREHENSIVE INCOME (LOSS)	$87	(690)	(626)	243	1,073	87

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	2,903	3,087	—	5,990
Operating revenue - affiliates	—	—	170	596	(632)	134
Total operating revenue	—	—	3,073	3,683	(632)	6,124
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,484	1,362	—	2,846
Selling, general and administrative	(25)	5	1,084	532	(632)	964
Operating expenses - affiliates	—	—	141	68	—	209
Depreciation and amortization	—	—	477	732	—	1,209
Goodwill impairment	—	—	1,369	2,339	—	3,708
Total operating expenses	(25)	5	4,555	5,033	(632)	8,936
OPERATING INCOME (LOSS)	25	(5)	(1,482)	(1,350)	—	(2,812)
OTHER (EXPENSE) INCOME
Interest income - affiliate	47	—	—	—	—	47
Interest (expense) income	(24)	(354)	7	(13)	—	(384)
Interest income (expense) - intercompany, net	2,844	487	(4,671)	1,340	—	—
Equity in net losses of subsidiaries	(6,227)	(6,445)	(1,048)	—	13,720	—
Other (expense) income, net	(19)	4	10	7	—	2
Total other (expense) income, net	(3,379)	(6,308)	(5,702)	1,334	13,720	(335)
(LOSS) INCOME BEFORE INCOME TAXES	(3,354)	(6,313)	(7,184)	(16)	13,720	(3,147)
Income tax expense (benefit)	7	(86)	2	291	—	214
NET (LOSS) INCOME	(3,361)	(6,227)	(7,186)	(307)	13,720	(3,361)
Other comprehensive (loss), net of income taxes	(115)	—	—	(115)	115	(115)
COMPREHENSIVE LOSS	$(3,476)	(6,227)	(7,186)	(422)	13,835	(3,476)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	2,884	3,187	—	6,071
Operating revenue - affiliates	—	—	81	151	(154)	78
Total operating revenue	—	—	2,965	3,338	(154)	6,149
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,727	1,227	—	2,954
Selling, general and administrative	—	3	878	234	(72)	1,043
Operating expenses - affiliates	—	—	140	115	(82)	173
Depreciation and amortization	—	—	520	775	—	1,295
Total operating expenses	—	3	3,265	2,351	(154)	5,465
OPERATING (LOSS) INCOME	—	(3)	(300)	987	—	684
OTHER (EXPENSE) INCOME
Interest income - affiliate	48	—	—	2	—	50
Interest expense	(24)	(339)	(3)	(15)	—	(381)
Interest income (expense) - intercompany, net	1,474	1,446	(2,756)	(164)	—	—
Equity in net (losses) earnings of subsidiaries	(1,321)	(2,505)	451	—	3,375	—
Other income (expense), net	(3)	—	3	21	—	21
Total other income (expense), net	174	(1,398)	(2,305)	(156)	3,375	(310)
INCOME (LOSS) BEFORE INCOME TAXES	174	(1,401)	(2,605)	831	3,375	374
Income tax (benefit) expense	(16)	(80)	16	264	—	184
NET INCOME (LOSS)	190	(1,321)	(2,621)	567	3,375	190
Other comprehensive loss, net of income taxes	(164)	—	—	(164)	164	(164)
COMPREHENSIVE INCOME (LOSS)	$26	(1,321)	(2,621)	403	3,539	26

Condensed Consolidating Balance Sheets
September 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	—	1,156	65	—	1,224
Restricted cash	—	—	—	3	—	3
Accounts receivable	—	—	69	649	—	718
Intercompany advances	19,145	24,656	7,542	3,030	(54,373)	—
Note receivable - affiliate	1,590	—	—	—	—	1,590
Other	—	—	131	178	(15)	294
Total current assets	20,738	24,656	8,898	3,925	(54,388)	3,829
Property, plant, and equipment, net	—	—	3,574	6,145	—	9,719
GOODWILL AND OTHER ASSETS
Goodwill	—	—	382	7,007	—	7,389
Operating lease assets	—	—	1,213	378	(489)	1,102
Restricted cash	12	—	5	2	—	19
Customer relationships, net	—	—	3,465	3,561	—	7,026
Other intangible assets, net	—	—	434	24	—	458
Investment in subsidiaries	9,314	11,471	2,813	—	(23,598)	—
Other, net	268	1,508	86	200	(1,512)	550
Total goodwill and other assets	9,594	12,979	8,398	11,172	(25,599)	16,544
TOTAL ASSETS	$30,332	37,635	20,870	21,242	(79,987)	30,092

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	400	—	7	—	407
Accounts payable	—	2	420	331	—	753
Accounts payable - affiliates	80	16	471	—	(15)	552
Accrued expenses and other liabilities
Salaries and benefits	—	—	174	42	—	216
Income and other taxes	—	7	67	39	—	113
Current operating lease liabilities	—	—	252	89	(97)	244
Interest	3	71	1	3	—	78

Intercompany payables	—	—	50,785	3,588	(54,373)	—
Other	1	1	8	61	—	71
Current portion of deferred revenue	—	—	159	137	—	296
Total current liabilities	84	497	52,337	4,297	(54,485)	2,730
LONG-TERM DEBT	611	10,231	6	147	—	10,995

DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	1,055	209	—	1,264
Deferred income taxes, net	56	—	781	900	(1,512)	225
Noncurrent operating lease liabilities	—	—	989	303	(392)	900
Other	—	—	141	145	—	286
Total deferred revenue and other liabilities	56	—	2,966	1,557	(1,904)	2,675
MEMBER'S EQUITY (DEFICIT)	29,581	26,907	(34,439)	15,241	(23,598)	13,692
TOTAL LIABILITIES AND MEMBER'S EQUITY	$30,332	37,635	20,870	21,242	(79,987)	30,092

Condensed Consolidating Balance Sheets
December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	—	164	77	—	243
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	70	642	—	712
Intercompany advances	16,852	23,957	7,744	2,707	(51,260)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	1	3	97	133	—	234
Total current assets	18,680	23,960	8,075	3,563	(51,260)	3,018
Property, plant, and equipment, net	—	—	3,136	6,317	—	9,453

GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,665	9,454	—	11,119
Restricted cash	15	—	9	1	—	25
Customer relationships, net	—	—	3,823	3,744	—	7,567
Other intangible assets, net	—	—	409	1	—	410
Investment in subsidiaries	15,541	17,915	3,861	—	(37,317)	—
Other, net	275	1,421	110	225	(1,332)	699
Total goodwill and other assets	15,831	19,336	9,877	13,425	(38,649)	19,820
TOTAL ASSETS	$34,511	43,296	21,088	23,305	(89,909)	32,291

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	—	—	380	346	—	726
Accounts payable - affiliates	62	11	162	11	—	246
Accrued expenses and other liabilities
Salaries and benefits	—	—	189	44	—	233
Income and other taxes	—	4	72	54	—	130
Interest	11	78	1	5	—	95
Intercompany payables	—	—	45,347	5,913	(51,260)	—
Other	3	1	8	66	—	78

Current portion of deferred revenue	—	—	168	142	—	310
Total current liabilities	76	94	46,328	6,586	(51,260)	1,824
LONG-TERM DEBT	613	10,068	7	150	—	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	—	—	971	210	—	1,181
Deferred income taxes, net	56	—	841	637	(1,332)	202
Other	—	—	197	172	—	369
Total deferred revenue and other liabilities	56	—	2,009	1,019	(1,332)	1,752
MEMBER'S EQUITY (DEFICIT)	33,766	33,134	(27,256)	15,550	(37,317)	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$34,511	43,296	21,088	23,305	(89,909)	32,291

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(262)	—	1,692	414	—	1,844
INVESTING ACTIVITIES
Capital expenditures	—	—	(558)	(424)	—	(982)
Payments of notes receivable - affiliates	235	—	—	—	—	235
Proceeds from sale of property, plant and equipment and other assets	25	—	1	1	—	27
Other, net	—	—	(25)	—	—	(25)
Net cash provided by (used in) investing activities	260	—	(582)	(423)	—	(745)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	988	—	—	988
Payments of long-term debt	—	—	(401)	(3)	—	(404)
Distributions	(709)	—	—	—	—	(709)
Increase (decrease) due from affiliate, net	709	—	(709)	—	—	—
Net cash used in financing activities	—	—	(122)	(3)	—	(125)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2)	—	988	(12)	—	974
Cash, cash equivalents and restricted cash at beginning of period	17	—	173	82	—	272
Cash, cash equivalents and restricted cash at end of period	$15	—	1,161	70	—	1,246

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(49)	—	1,420	256	—	1,627
INVESTING ACTIVITIES
Capital expenditures	—	—	(392)	(334)	—	(726)
Proceeds from sale of property, plant and equipment and other assets	68	—	—	51	—	119
Net cash provided by (used in) investing activities	68	—	(392)	(283)	—	(607)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(5)	—	(5)
Distributions	(1,130)	—	—	—	—	(1,130)
Increase (decrease) due from/to affiliates, net	1,130	—	(1,130)	—	—	—
Net cash used in financing activities	—	—	(1,130)	(5)	—	(1,135)
Net increase (decrease) in cash, cash equivalents and restricted cash	19	—	(102)	(32)	—	(115)
Cash, cash equivalents and restricted cash at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash at end of period	$51	—	84	81	—	216

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenue	$2,064	2,010	6,124	6,149
Operating expenses	1,755	1,783	8,936	5,465
OPERATING INCOME	309	227	(2,812)	684
Other expense, net	(121)	(101)	(335)	(310)
INCOME (LOSS) BEFORE INCOME TAXES	188	126	(3,147)	374
Income tax expense	74	38	214	184
NET INCOME (LOSS)	$114	88	(3,361)	190

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink’s non-consumer business included in CenturyLink’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

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

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, we provide our affiliates with telecommunication services that we also provide to external customers.

From time to time, we may change the categorization of our products and services.

The following tables summarize our consolidated operating revenue recorded under our five revenue categories:

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$972	970	2	—%
Transport and Infrastructure	668	664	4	1%
Voice and Collaboration	379	349	30	9%
Other	4	1	3	nm
Affiliate Services	41	26	15	58%
Total operating revenue	$2,064	2,010	54	3%

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$2,917	2,961	(44)	(1)%
Transport and Infrastructure	1,981	2,013	(32)	(2)%
Voice and Collaboration	1,085	1,094	(9)	(1)%
Other	7	3	4	133%
Affiliate Services	134	78	56	72%
Total operating revenue	$6,124	6,149	(25)	—%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenue increased by $54 million, or 3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases in voice and collaboration and affiliate services attributable to high service volumes for each and increased rates in voice and collaboration. Total operating revenue decreased by $25 million, or less than 1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to declines in IP and data services and transport and infrastructure, which were partially offset by an increase in the level of services we provide to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$960	976	(16)	(2)%
Selling, general and administrative	289	311	(22)	(7)%
Operating expenses - affiliates	76	65	11	17%
Depreciation and amortization	430	431	(1)	—%
Total operating expenses	$1,755	1,783	(28)	(2)%

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,846	2,954	(108)	(4)%
Selling, general and administrative	964	1,043	(79)	(8)%
Operating expenses - affiliates	209	173	36	21%
Depreciation and amortization	1,209	1,295	(86)	(7)%
Goodwill impairment	3,708	—	3,708	nm
Total operating expenses	$8,936	5,465	3,471	64%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $16 million, or 2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Cost of services and products (exclusive of depreciation and amortization) decreased by $108 million, or 4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decreases in our cost of services and products for both periods were primarily due to lower salaries and wages and employee related expenses from lower headcount, reduced network expense and voice usage costs, reduced customer premises equipment costs and lower space and power costs, which were partially offset by higher direct taxes and fees, customer installation costs and an increase in right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $22 million, or 7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Selling, general and administrative decreased by $79 million, or 8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decreases in selling, general and administrative expenses for both periods were primarily due to lower salaries and wages from lower headcount, lower rent expense in 2019 and from higher exited lease obligations in 2018, lower hardware and software expenses, reductions in marketing and advertising expenses and property and other taxes and an increase in the amount of labor capitalized or deferred, which were partially offset by higher commissions and other expense.

Operating Expenses - Affiliates

Operating expenses - affiliate increased by $11 million, or 17%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Operating expenses - affiliate increased by $36 million, or 21%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.The increase in operating expenses - affiliates was primarily due to the increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$224	227	(3)	(1)%
Amortization	206	204	2	1%
Total depreciation and amortization	$430	431	(1)	—%

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$605	700	(95)	(14)%
Amortization	604	595	9	2%
Total depreciation and amortization	$1,209	1,295	(86)	(7)%

Depreciation expense decreased by $3 million, or 1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the impact of the full depreciation of plant, property and equipment assigned a one year life at the time CenturyLink acquired us, of approximately $60 million, offset by increases associated with changes in our estimates of the remaining economic life of certain network assets of $28 million and an increase in net depreciable assets of $30 million. Depreciation expense decreased by $95 million, or 14%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the impact of the full depreciation of plant, property and equipment assigned a one year life at the time CenturyLink acquired us, of approximately $180 million, offset by increases associated with changes in our estimates of the remaining economic life of certain network assets of $43 million and an increase in net depreciable assets of $43 million.

Amortization expense increased by $2 million, or 1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 and $9 million, or 2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to an increase in net amortizable assets.

Goodwill Impairment

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The decline in CenturyLink's stock price in the first quarter of 2019 triggered impairment testing. Due to this impairment indicator, we evaluated our goodwill as of March 31, 2019, which led to the first quarter 2019 impairment charge described below. There were no additional indicators of impairment during the second or third quarter of 2019.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all the remaining cash flows after the projection period. Because CenturyLink's low stock price was the trigger for impairment testing, we estimated the fair value of our operations using only the market approach as of March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. For the three months ended March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $3.7 billion for the three months ended March 31, 2019.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following tables summarize our total other expense, net:

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$15	18	(3)	(17)%
Interest expense	(123)	(137)	(14)	(10)%
Other (expense) income, net	(13)	18	(31)	(172)%
Total other expense, net	$(121)	(101)	20	20%
Income tax expense	$74	38	36	95%

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$47	50	(3)	(6)%
Interest expense	(384)	(381)	3	1%
Other income, net	2	21	(19)	(90)%
Total other expense, net	$(335)	(310)	25	8%
Income tax expense	$214	184	30	16%

Interest Income - Affiliate

Interest income - affiliate decreased by $3 million, or 17%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and decreased by $3 million, or 6%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Decreases in interest income - affiliate for both periods are primarily due to the repayment of a portion of amounts owed to us under notes receivable - affiliate.

Interest Expense

Interest expense decreased by $14 million, or 10%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to payments of long-term debt. Interest expense increased by $3 million, or 1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to the increase in long term-debt, which was partially offset by an increase in capitalized interest.

Other Income, net

Other income, net decreased by $31 million, or 172%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Other income, net decreased by $19 million or 90%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in other income, net for both periods was primarily due to foreign currency losses, which were partially offset by the gain on the early extinguishment of debt.

Income Tax Expense

For the three months ended September 30, 2019 and the three months ended September 30, 2018, our effective income tax rate was 39.4% and 30.2%, respectively. For the nine months ended September 30, 2019 and the nine months ended September 30, 2018, our effective income tax rate was (6.8)% and 49.2%, respectively. The effective tax rate for the three months ended September 30, 2019 was significantly impacted by the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act and immaterial discrete items. The effective tax rate for the nine months ended September 30, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act.  Without the goodwill impairment, the rate would be 38.1%. The effective tax rate for the nine months ended September 30, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate.

Liquidity and Capital Resources

Overview

At September 30, 2019, we held cash and cash equivalents of $1.2 billion. At September 30, 2019, cash and cash equivalents of $43 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of September 30, 2019, our long-term debt (including current maturities and finance leases) totaled $11.4 billion, compared to $10.8 billion outstanding as of December 31, 2018. This increase is attributable to the timing between our sale of new senior notes in the third quarter of 2019 to redeem outstanding notes in the fourth quarter of 2019. See Note 5—Long-Term Debt.

Subject to market conditions, from time to time, we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior unsecured debt of Level 3 Parent, LLC and unsecured and secured debt of Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Parent, LLC
Unsecured	B1	B+	BB

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in millions)
Net cash provided by operating activities	$1,844	1,627	217
Net cash used in investing activities	$(745)	(607)	138
Net cash used in financing activities	$(125)	(1,135)	(1,010)

Operating Activities

Net cash provided by operating activities increased $217 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increases in other assets and liabilities, affiliate and other noncurrent assets and liabilities, partially offset by decreases in accounts receivable, accounts payable, deferred revenue and other current assets and liabilities, net. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased $138 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to an increase in capital expenditures and a decrease in proceeds from the sale of property, plant and equipment and other assets partially offset by an increase in payments of notes receivable - affiliates.

Financing Activities

Net cash used in financing activities decreased $1.0 billion for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to a decrease in distributions and an increase in proceeds from long-term debt partially offset by increases in payments of long-term debt.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9 - Commitments, Contingencies and Other Items for additional information.

CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"). Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

Market Risk

At September 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of September 30, 2019, we have approximately $11.1 billion (excluding unamortized premiums, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 59% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also have $4.6 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $46 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

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

The remaining material weakness relates to our ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. This material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of this material weakness will be completed as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We currently expect, however, to complete the implementation of changes in our internal control over financial reporting during the fourth quarter of 2019 in connection with the remediation efforts discussed above.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)