Form 10-K
period 2019-12-31
Level 3 Parent, LLC
filed 2020-03-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

•
statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

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

•	the potential negative impact of customer complaints, governmental investigations or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	CenturyLink's ability to use its net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

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

For additional information about CenturyLink's acquisition of Level 3, see (i) Note 2—CenturyLink Merger to our consolidated financial statements in Item 8 of Part II of this report, and (ii) prior reports filed by CenturyLink with the Securities and Exchange Commission (the "SEC"), including those filed on February 13, 2017, November 1, 2017, and January 16, 2018.

Financial Highlights

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion is presented on a combined basis for the successor and predecessor periods in 2017. We believe that the discussion on a combined basis is more meaningful as it allows our 2019 and 2018 results of operations to be more readily compared to our aggregate 2017 results of operations.

The following table summarizes our results of our consolidated operations:

	Successor			Predecessor	Combined
	Year Ended December 31, 2019(1)(2)	Year Ended December 31, 2018(1)(3)	Period Ended December 31, 2017(1)(3)	Period Ended October 31, 2017(1)	Year Ended December 31, 2017
	(Dollars in millions)
Operating revenue	$8,185	8,220	1,407	6,870	8,277
Operating expenses	10,712	7,252	1,249	5,719	6,968
Operating (loss) income	$(2,527)	968	158	1,151	1,309
Net income (loss)	$(3,201)	341	(141)	425	284
_______________________________________________________________________________

(1)
During the years ended December 31, 2019 and 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017, we incurred CenturyLink acquisition-related expenses of $82 million, $121 million, $28 million and $85 million, respectively. For additional information, see "Acquisition of Level 3 by CenturyLink" above and Note 2 - CenturyLink Merger to our consolidated financial statements in Item 8 of Part II of this report.

(2)
During 2019, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

(3)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax expense of $92 million and $195 million for 2018 and 2017, respectively.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2019	2018
	(Dollars in millions)
Total assets	$29,098	32,291
Total long-term debt(1)	10,367	10,844
Total member's equity	13,545	17,877
_______________________________________________________________________________

(1)
For additional information on our long-term debt, see Note 6 - Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital resources - Future Contractual Obligations" in Item 7 of Part II of this report.

We estimate that during 2019, approximately 20% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

Operations

Organizational Structure

Since the November 1, 2017 closing of CenturyLink's acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Otherwise, we do not provide our discrete financial information to the CODM on a regular basis.

Products and Services

Global enterprises, governmental entities and regional organizations depend on our wide variety of technologies and services engineered to work in conjunction with them. These range from specific offerings such as networks or cloud-based application hosting to complex multi-layered engagements where we develop custom solutions involving numerous technologies and professional consulting services. In many cases, enterprises engage with us to outsource many of their IT functions so they can focus on their core business.

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

•
Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•
Internet Protocol ("IP"). Our Internet Services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries with approximately 129 Tbps of global throughput.

•
Content Delivery Network ("CDN"). Our CDN is supported by a global Point of Presence ("PoP") footprint across approximately 93 markets in six continents and directly connected to our IP backbone. CDN service supports in-network acquisition of broadcast channels for Over the Top-Video and Internet TV platforms, and a multi-regional Origin Storage Platform delivers high performance egress and rapid time to first byte. Our CDN is directly connected to major cloud storage platforms. Our Digital Download service provides software download, system update, gaming patch, antivirus files or other digital asset delivery with storage, security, scale, and global reach.

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

•
Professional Services. Our experts deliver a robust array of consulting services to organizations either as part of a larger engagement or as stand-alone services. This category includes network management, installation and maintenance of data equipment and the building of proprietary fiber-optic networks for government and business customers.

Voice and Collaboration Services

•
Voice. We offer a complete portfolio of traditional Time Division Multiplexing (TDM) voice services to businesses and enterprises including Primary Rate Interface (“PRI”) service, local inbound service, switched one-plus, toll free, long distance and international services;

•
Voice Over IP (VoIP). We deliver a broad range of local and enterprise voice and data services built on VoIP (Voice over Internet Protocol) technology. Our local and enterprise voice services include VoIP enhanced local service, national and multinational SIP Trunking, Hosted VoIP, support of Primary Rate Interface (“PRI”) service, long distance service, and toll-free service; and

•
Collaboration. We deliver collaboration capabilities partnered with leading technology providers including Cisco, Microsoft, and Amazon. Collaboration elements (audio, video, web) are seamlessly integrated providing a simple solution that is easy to manage as businesses grow and change. Our expertise and ongoing partnership with technology leaders like Cisco, Microsoft and AWS provides enterprises with the flexibility to select and adopt the right solution and latest innovation. Audio, web and video conferencing services are also available.

Other revenue

•	Other. Other revenue includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services.

Affiliate revenue

•
Affiliate Services. We provide our affiliates with telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services.

From time to time, we may change the categorization of our products and services.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report. For additional information about us and our ultimate parent, CenturyLink, Inc., please refer to the periodic reports filed by CenturyLink, Inc. with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Our Network

Most of our products and services are provided using our telecommunications network. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

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

Patents, Trade Names, Trademarks and Copyrights

Through acquisitions or our own research and development, as of December 31, 2019, we had approximately 1,280 patents and patent applications in the United States and other countries. Our patents cover a wide range of technologies, including those relating to data and voice services, content distribution and transmission and networking equipment.

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

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties, or receive requests to indemnify customers who allege that their use of our products or services caused them to be named in an infringement proceeding. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 17—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Sales and Marketing

Either CenturyLink or us maintain local offices in (i) most major and secondary markets within the U.S., (ii) most of the larger population centers within our service areas and (iii) many of the primary markets of the more than 60 countries in which we provide services. These offices provide sales and customer support services. We also rely on our channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

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

Intercarrier Compensation

Level 3 maintains approximately 300 interconnection agreements with other telecommunications carriers. These agreements set out the terms and conditions under which the parties will exchange traffic. The largest agreements are with AT&T and Verizon. Most of Level 3’s agreements with AT&T and Verizon have expired terms but remain effective in evergreen status subject to the right to terminate held by each party. As these and other interconnection agreements expire, we will evaluate allowing them to continue in evergreen status (so long as the counterparty allows it) or negotiating new agreements. Any renegotiation would involve uncertainty as to the final terms and conditions, including compensation rates for various types of traffic. In addition, changes in law, including FCC orders, may allow or compel us to renegotiate current and successor interconnection agreements in the future.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations of their own on broadband. Opponents of this change appealed this action in federal court and advocated in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its state preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have sought further appellate review of this decision. The result of these appeals is pending and the potential impact to Level 3 is currently unknown.

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

On January 31, 2020, the United Kingdom (the "UK") terminated its membership in the EU (“Brexit”), subject to an 11-month transition period during which the UK will continue to be subject to all EU rules, but will no longer have any voting rights. The British government is currently negotiating the terms of Brexit. Several factors which are currently unknown will influence Brexit’s impact on our business, including the form Brexit will take. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also recently established a third party sparing facility in Amsterdam which will help mitigate potential disruptions resulting from any restriction on the free movement of goods between the EU and the UK after the end of the transition period. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

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

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents, facilities-based providers, and smaller more narrowly focused niche providers. Further technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do. In certain overseas markets, we compete against national incumbent telecommunications providers and other regional or international companies that may have a longer history of providing service in the market.

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

As customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our networks to ensure that they can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.

Our voice and collaboration services continue to face competition from a variety of other sources, including providers of wireless voice, electronic mail, text messaging, social networking and similar digital non-voice communications services.

Additional information about competitive pressures is located (i) under the heading "Risk Factors-Risks Affecting Our Business" in Item 1A of Part I of this report.

Environmental Matters

From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see (i) "Risk Factors—Risks Relating to Legal and Regulatory Matters—Risks posed by other regulation" and “Risk Factors-Other Risks-We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur additional capital and operating costs” in Item 1A of Part I of this report and (ii) Note 17—Commitments, Contingencies and Other Items included in Item 8 of Part II of this report.

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

Employees

At December 31, 2019, we had approximately 11,300 employees.

Website Access and Important Investor Information

Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website and on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our website and social media accounts to augment our disclosures. As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, service outages, security breaches or other adverse events, or are engaged in discussions regarding a wide range of business or strategic initiatives. We typically publicly disclose these events only when we determine these disclosures to be material to investors or otherwise required by applicable law, or, with respect to pending negotiations, when we have entered into a preliminary or definitive agreement.

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

For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. To attain these objectives, we believe we must digitally transform our global service support processes to permit greater automation and customer self-service options. This digital transformation is complex and will require a substantial amount of resources, especially in light of the multiplicity of our systems. Development of systems designed to support this transformation will continuously require our personnel and third-party vendors to, among other things, (i) adjust to changes in our offerings and customers’ preferences, (ii) simplify our processes, (iii) improve our data management capabilities, (iv) eliminate inconsistencies between our legacy and acquired operations, (v) eliminate older support systems that are costly or obsolete, (vi) develop uniform practices and procedures, and (vii) automate them as much as possible. These undertakings will be challenging and time-consuming, and we cannot assure you that they will be successful. Our competitive position could be adversely impacted if we fail to continuously develop viable service support systems that are satisfactory to our current and potential customers.

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

Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) offer products or services with features that we cannot readily match in some or all of our markets, (iii) install their services more quickly than we do, (iv) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (v) have larger or more diverse networks with greater transmission capacity, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, (ix) have substantially stronger brand names, which may provide them with greater pricing power than ours, (x) have deeper or more long-standing relationships with key customers, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.

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

The communications industry has been and continues to be impacted by significant technological changes, which in general are enabling a much broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. Continuous improvements in wireless data technologies have enabled wireless carriers to offer competing data transmission products that are highly convenient to use, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency.

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

In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we must continuously (i) invest in our network, (ii) develop, test and introduce new products and services and (iii) rationalize and simplify our offerings by eliminating older or overlapping products or services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, technological limits or an inability to act as quickly or efficiently as other competitors. Network service enhancements and product launches could take longer or cost more money than expected due to a range of factors, including software issues, supplier delays, testing delays, permitting delays, or network incompatibility issues. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.

We could experience difficulties in consolidating, integrating, updating and simplifying our technical infrastructure.

Our ability to consolidate, integrate, update and simplify our systems and information technology infrastructure in response to our growth and changing business needs is very important to our ability to develop and maintain attractive product and service offerings and to interface effectively with our customers. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize, consolidate and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies, customer dissatisfaction, and the diversion of development resources. In addition, our dedication of significant resources to these projects could divert attention from ongoing operations and other strategic initiatives. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

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

To safeguard our systems and data stored thereon, we strive to maintain effective security measures, disaster recovery plans, business contingency plans and employee training programs, and to continuously upgrade these safeguards. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Similar to other large communications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, thus far none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

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

We believe our industry is by its nature more prone to reputational risks than many other industries. Our ability to attract and retain customers depends substantially upon external perceptions of our products, services management integrity and financial performance. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees. We could suffer similar adverse effects if shareholders, financial analysts or other financial professionals issue public statements that cast us or our industry in a negative light. Any of these developments could adversely affect our business, results of operations, financial condition, cash flows, prospects and the value of our securities.

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

Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video, voice and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation, (iv) increased concerns regarding cyber threats or (v) changes in consumers' preferences or data usage.

Our failure to hire and retain qualified personnel could harm our business.

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, software, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields, particularly in certain growth markets, such as the areas adjoining our Denver and Seattle offices. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Other more general factors have further increased the challenges of attracting and retaining talented individuals, including disruptions caused by our workforce reduction and restructuring initiatives over the past couple of years, and the challenges of employing represented and non-represented personnel under different compensation structures. In addition, subject to limited exceptions, our executives and domestic employees do not have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these services continues to grow, our customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant budgeted or unbudgeted capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

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

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. These steps, however, may not fully protect us. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services; or may intentionally or unintentionally infringe on our intellectual property. Moreover, we may be unable to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

Our operations, financial performance and liquidity are materially reliant on various third parties.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically, these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.

Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to existing or newly-built networks owned or leased by them, thereby reducing our revenue.

Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are unable or unwilling to continue to engage with us for any reason, including financial distress, bankruptcy, strikes, regulatory impediments, legal disputes or commercial differences.

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on a limited number of software vendors, content suppliers or other parties to assist us with operating, maintaining and administering our business. If any of these suppliers experience interruptions or other problems delivering their products and services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. Similarly, in certain instances we have access to only a limited number of alternative suppliers or vendors. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Reliance on utility providers and landlords. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers. We lease many of our office facilities, which subjects us to risk of higher future rent payments or non-renewals when our current lease expires.

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

We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of CenturyLink's Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our Federal Communications Commission (the “FCC”) licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)

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

Our major contracts subject us to various risks.

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

We have several complex high-value national and global customer contracts. The revenue and profitability of these contracts are frequently impacted by a variety of factors, including variations in cost, attaining milestones, meeting service level commitments, service outages, achieving cost savings anticipated in our contract pricing, changes in our customers’ needs, and our suppliers’ performance. Any of these factors could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

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

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. Moreover, national regulatory frameworks that are consistent with the policies and requirements of global organizations and standards have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.

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

•
U.S. and non-U.S. regulation of overseas operations, including regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010, the Brazilian Anti-corruption Law and other applicable anti-corruption laws (collectively with the FCPA, the "Anti-Corruption Laws");

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

Changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations could impact us. Specifically, the United Kingdom exited the European Union on January 31, 2020 ("Brexit"), subject to the 11-month transition period further described elsewhere herein, and the British government is currently negotiating the terms of Brexit. Brexit could potentially impact our supply chains, logistics, and human resources, and subject us to additional regulatory complexities. Additionally, Brexit and other changes in multilateral arrangements may more broadly adversely affect our operations and financial results.

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

Certain Latin American economies have experienced shortages in non-U.S. currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or convert those currencies into U.S. dollars and to expatriate those funds.

Asset dispositions could have a detrimental impact on us or the holders of our securities.

In the past, we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. We may not be able to divest any such assets on terms that are attractive to us, or at all. In addition, if we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows and make it harder for us to fund all of our cash requirements.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including unstable economic and credit markets or depressed economic activity caused by trade wars, epidemics, pandemics or other factors, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers operating under budgetary constraints. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.
For additional information about our business and operations, see "Business" in Item 1 of this report.
Our consolidated revenue is concentrated in a couple top customers.

Approximately 3% of our consolidated revenue is attributable to our top customer, and approximately 5% of our consolidated revenue is attributable to our top two customers. If we lost either or both of these customers, or either of them materially decreased its orders for our services, our business would be adversely affected.

For additional information about our business and operations, see "Business" in Item 1 of this report.

Although we believe our business has been successfully integrated into CenturyLink’s business, additional challenges may remain.

In late 2017, this transaction combined two companies which previously operated as independent public companies. Although, we believe the integration of the two companies has been successfully completed, additional challenges could arise, including those relating to the following:

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, operating structures, lending arrangements and markets;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high-quality products and services under a unified culture; and

•	impediments to fully and timely integrating systems, technologies, procedures, policies, standards and controls.

Our failure to adequately address these and related challenges could adversely affect our business and financial results.

For additional information about our business and operations, see "Business" in Item 1 of this report.

Risks Relating to Legal and Regulatory Matters

We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.

General. Our domestic operations are regulated by the FCC, various state utility commissions and occasionally by local agencies. Our domestic operations are also subject to potential investigation and legal action by the Federal Trade Commission ("FTC") and other federal and state regulatory authorities over issues such as consumer marketing, competitive practices, and privacy protections. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and frequently state, provincial or local bodies.

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

Domestic regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services or challenge our rights to receive certain service payments. Our future revenue, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult.

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

Risks of investigations and fines. Various governmental agencies have routinely in the past investigated our or our affiliates’ business practices either in response to complaints or on their own initiative, and are expected to continue to do the same in the future. These investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations. We typically publicly disclose the existence or outcome of these investigations, or our own internal investigations, only when we determine these disclosures to be material to investors or otherwise required by applicable law.

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

Regulation of the Internet and data privacy could substantially impact us.

Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of U.S. congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. The FCC voted to repeal most of those regulations in December 2017 and preempted states from substantial regulations of their own. Opponents of the rescission judicially challenged this action and continue to advocate in favor of re-instituting extensive federal regulation. In addition, California and other states have adopted, or are considering adopting, legislation or regulations that govern the terms of internet services. In October 2019, a federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. The court also remanded to the FCC for further findings related to the classification decision. Numerous parties have sought further appellate review of this decision. The results of these further appeals are pending. Depending on the scope of such current and future federal or state regulation and judicial proceedings regarding these matters, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations. As the significance of the Internet continues to expand, foreign governments similarly may adopt new laws or regulations governing the Internet. We cannot predict the outcome of any such changes.

A growing number of non-U.S. jurisdictions have adopted rigorous data privacy laws. For example, all current member states of the European Union have adopted new European data protection laws that have exposed our European operations to an increased risk of litigation and substantial regulatory fines. In the U.S., California and other states have adopted, or are considering adopting, comparable data privacy laws. These laws are complex and not consistent across jurisdictions. Although we cannot predict the ultimate outcomes of this growing trend toward additional regulation, we expect it will increase our operating costs and heighten our regulatory risk.

We may be liable for the material that content providers or distributors distribute over our network.

The liability of private network operators for information stored or transmitted on their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.

Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.

There are several material proceedings pending against us, as described in Note 17—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 17, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to comply with these laws and regulations, including any failure to timely complete annual assessments of our internal controls; could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.

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

We continue to carry significant debt. As of December 31, 2019, the aggregate principal amount of our consolidated long-term debt was $10.1 billion, excluding unamortized premiums, net, unamortized debt issuance costs and finance leases. As of such date, $840 million aggregate principal amount of this long-term debt was scheduled to mature prior to December 31, 2022. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.

Our significant levels of debt can adversely affect us in several respects, including:

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

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, distributions, stock repurchases, marketing and other potential growth initiatives;

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

A substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition. If such rate increases are significant and sustained, these impacts could be material.

Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.

Subject to certain limitations, our debt agreements and the debt agreements of our subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.

Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of our subsidiaries permit us or them to incur additional indebtedness, including additional borrowings under CenturyLink's revolving credit facility. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.

We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.

We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities or term loans by CenturyLink or one or more of our principal subsidiaries. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	we engage in additional acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed elsewhere herein; or

•	we otherwise require additional cash to fund our cash requirements described elsewhere herein.

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in the capital markets. Uncertainty regarding worldwide trade, the strength of various global and supranatural governing bodies and other geopolitical events could significantly affect global financial markets in 2020. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments, which are discussed further below.

Our access to funds under CenturyLink's revolving credit facility is further dependent upon the ability of the facility’s lenders to meet their funding commitments. Stricter capital-related and other regulations, particularly in the United States and Europe, could hamper the ability of these lenders to continue to fund their commitments. If one or more of the lenders fails to fund, the remaining lenders will not be legally obligated to rectify the funding shortfall.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our distributions, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

We have a highly complex debt structure, which could impact the rights of our investors.

CenturyLink, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of CenturyLink, Inc. is guaranteed by nine of its principal domestic subsidiaries, six of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of CenturyLink, Inc. is neither secured by collateral nor guaranteed by any of its subsidiaries. Nearly half of the debt of our affiliate Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by its parent. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of CenturyLink, Inc. have neither borrowed money nor guaranteed any of the debt of CenturyLink, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of our non-guarantor subsidiaries to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates' debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of CenturyLink, Inc. and Level 3 Financing, Inc.

CenturyLink's debt arrangements contain several significant limitations restricting its ability to, among other things:

•	borrow additional money or issue guarantees;

•	pay dividends or other distributions to shareholders;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.

These above-listed restrictive covenants could materially adversely affect our ability to operate or expand our business, to pursue strategic transactions, or to otherwise pursue our plans and strategies.

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict our operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to distribute cash from Level 3 to other of our affiliated entities, or to enter into other transactions among our affiliated entities.

CenturyLink, Inc.’s senior secured credit facilities also contain financial covenants that require it to maintain certain financial ratios, and the term loan debt of Qwest Corporation includes a similar financial covenant. The ability of CenturyLink, Inc. and Qwest Corporation to comply with these provisions may be affected by events beyond their control.

Increasingly in recent years, certain debt investors have sought to financially benefit themselves by identifying and seeking to enforce defaults under borrowers’ debt agreements. This development could increase the risk of claims made under our debt agreements.

The failure of us or our affiliates to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate their respective debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all. For additional information, see “Risks Affecting Our Liquidity and Capital Resources” and Note 6—Long-Term Debt.

Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

Nationally recognized credit rating organizations have issued credit ratings relating to the long-term debt of Level 3 Financing, Inc. Some of these ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

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

Under our debt agreements, a change of control of us or certain of our affiliates could have certain adverse ramifications.

If the credit ratings relating to certain currently outstanding long-term debt of Level 3 Financing, Inc. are downgraded in the manner specified thereunder in connection with a “change of control” of Level 3 Financing or us, then Level 3 Financing could be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, Level 3 Financing fails to offer to repurchase such debt, such failure could constitute an event of default under such debt . Any default under this debt could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these default or repurchase provisions may in certain circumstances render it more difficult or discourage certain sales transitions involving Level 3 Financing or us.

Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.

Our business is capital intensive. We expect to continue to require significant cash to maintain, upgrade and expand our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•
our above-described need to (i) consolidate and simplify our various legacy systems, (ii) strengthen and transform our customer support systems and (iii) support our development and launch of new products and services; and

•	technological advances of our competitors.

We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.

In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our traditional services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

Similarly, we continue to anticipate incurring substantial operating expenses to support and maintain our operations. If we are unable to attain our objectives for managing or reducing these costs, our operating margins will be adversely impacted.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax-sharing or cash management purposes, our subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends that they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable tax laws or orders imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations). For all these reasons, you should not assume that our subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our cash requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.

Our current distribution practices could limit our ability to deploy cash for other beneficial purposes.

The current practice of our Board of Directors to pay distributions to our member reflects a current intention to distribute to our member a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our member or debtholders, including debt payments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending may depend more than it otherwise would on our ability to obtain third party financing.

We cannot assure you whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted.

As of December 31, 2019, we had approximately $8.6 billion of federal net operating loss carryforwards, (“NOLs”), which for U.S. federal income tax purposes can be used to offset future taxable income. The majority of these NOLs are subject to limitations under Section 382 of the Internal Revenue Code (“Code”) and related Treasury regulations. It should be noted that issuances or sales of CenturyLink stock (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit our use of the NOLs. For these and other reasons, you should be aware that these limitations could restrict our ability to use these NOLs in the amounts we project or could limit our flexibility to pursue otherwise favorable transactions.

At December 31, 2019, we had state NOL carryforwards of approximately $9.2 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2019, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $249 million.

Additionally, we have foreign NOL carryforwards of $6.0 billion. A significant portion of the foreign NOL carryforwards are generated in subsidiaries that do not have a history of earnings and may not have the ability to generate income in sufficient amounts to realize the losses. As of December 31, 2019, we have determined that these foreign NOL carryforwards had net benefit of $235 million.

European Union regulation and reform of “benchmarks,” including LIBOR, is ongoing and could have a material adverse effect on the value and return on our variable rate indebtedness.

LIBOR and other interest rate and other types of indices which are deemed to be “benchmarks” are the subject of ongoing international regulatory reform in the European Union. Regulatory changes and the uncertainty as to the nature of such potential changes, alternative reference rates or other reforms could cause market volatility or disruptions for variable-rate debt instruments. Any changes announced by regulators or any other governance or oversight body, or future changes adopted thereby, in the method of determining LIBOR rates may impact reported LIBOR rates, and thereby affect our interest costs. In addition, in mid-2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. Although we believe that our variable rate indebtedness provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported, uncertainty as to the extent and manner of future changes may adversely affect the value of our variable rate indebtedness.

Other Risks

We have lent money to CenturyLink, which exposes us to certain risks.

As of December 31, 2019, CenturyLink owed us $1.590 billion of the $1.825 billion we lent in late 2017. Developments that adversely impact CenturyLink could adversely impact our ability to collect this debt.

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our facilities are located in coastal areas, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many of our other facilities are subject to the risk of earthquakes, floods or other similar casualty events. These events could cause substantial damage, including flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related losses or, if obtainable and carried, whether this insurance will be adequate to cover such losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. Moreover, many climate experts have predicted an increase in extreme weather events in the future, which would increase our exposure to casualty risks. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes, including the judgments, assumptions and estimates applied pursuant to our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates applied in connection with preparing our historical financial statements, our future financial statements could be materially impacted.

While frequently presented with numeric specificity, the guidance and other forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. Similarly, for a variety of reasons, we may change our intentions, strategies or plans at any time, which could materially alter our actual results from those previously anticipated. For additional information, see "Special Note Regarding Forward-Looking Statements" in Item 1 of this report.

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with GAAP of our financial statements. We cannot assure you that these measures will be effective. As of December 31, 2018, we concluded that we had two material weaknesses relating to our accounting for the Level 3 combination and for revenue transactions. These material weaknesses caused us to file our annual report on Form 10‑K for the year ended December 31, 2018 after its original due date. Although we successfully remediated these material weaknesses during 2019, we cannot assure you that our remedial measures will avoid other control deficiencies in the future.

There can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in the future. As a result, it is possible that our current or future financial statements or SEC reports may not comply with generally accepted accounting principles or other applicable requirements, will contain a material misstatement or omission, or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures or reports, enforcement actions by regulatory authorities, fines, penalties, the delisting of our securities, liabilities arising from shareholder litigation, restricted access to the capital markets and lower valuations of our securities.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our member's equity.

As of December 31, 2019, approximately 51% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the first quarter of 2019, CenturyLink and we recorded large non-cash charges to earnings in connection with required reductions of the value of its intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.

The Tax Cuts and Jobs Act will continue to have a substantial impact on us.

The Tax Cuts and Jobs Act (the "Act") enacted in December 2017 significantly changed U.S. tax law by reducing the U.S. corporate income tax rate and making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. The net impact of this Act, as applied to date, has been unfavorable to us. However, the Act is quite complex and the impacts could potentially, further change as additional regulatory guidance is received from the Internal Revenue Service.

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

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, CenturyLink. We engage in various intercompany transactions with affiliates of CenturyLink that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	Successor
	December 31, 2019	December 31, 2018
Land	3%	4%
Fiber, conduit and other outside plant (1)	44%	50%
Central office and other network electronics (2)	23%	19%
Support assets (3)	21%	22%
Construction in progress (4)	9%	5%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)	Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.
(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately 12 million square feet of space for our Gateway and technical or transmission facilities.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 17—Commitments, Contingencies and Other Items to our consolidated financial statements included in this Form 10-K.

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

All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" preceding Item 1 of this report for factors relating to these statements and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity and prospects.

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

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:

•
Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•
The increasingly digital environment and the growth in online video require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•
Businesses continue to adopt distributed, global operating models. We are expanding and densifying our fiber network, connecting more buildings to our network to generate revenue opportunities and reduce our costs associated with leasing networks from other carriers.

•
Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for some of our products and services, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•
The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

The following table summarizes our results of our consolidated operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(Dollars in millions)
Operating revenue	$8,185	8,220
Operating expenses	10,712	7,252
Operating (loss) income	(2,527)	968
Other expense	(419)	(431)
Income tax expense	(255)	(196)
Net (loss) income	$(3,201)	341

Operating Revenue

We categorize our products, services and revenue among the following five categories:

•
IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions, professional services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, which includes telecommunication services that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of this report.

The following table summarizes our consolidated operating revenue recorded under each of our five above described revenue categories:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$3,888	3,945	(1)%
Transport and Infrastructure	2,662	2,701	(1)%
Voice and Collaboration	1,443	1,464	(1)%
Other revenue	12	3	nm
Affiliate revenue	180	107	68%
Total operating revenue	$8,185	8,220	—%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenue decreased by $35 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in our total operating revenue was primarily due to declines in IP and data, transport and infrastructure and voice and collaboration services, which were partially offset by an increase in the level of services we provide to our affiliates.

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

The following table summarizes our operating expenses:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,799	3,937	(4)%
Selling, general and administrative	1,258	1,354	(7)%
Operating expenses - affiliates	334	257	30%
Depreciation and amortization	1,613	1,704	(5)%
Goodwill impairment	3,708	—	nm
Total operating expenses	$10,712	7,252	48%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $138 million, or 4%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in our cost of services and products was primarily due to reductions in salaries and wages from lower headcount directly related to operating and maintaining our network, network expense and voice usage costs, professional services and right-of-way costs. These reductions were partially offset by increases in direct taxes and fees, USF rates, customer installation costs and right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $96 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was primarily due to reductions in salaries and wages from lower headcount, hardware and software expenses, marketing and advertising expenses, lower rent expense in 2019 and from higher exited lease obligations in 2018, lower building maintenance expenses, an increase in the amount of labor capitalized or deferred and gain on the sale of assets. These reductions were offset by higher network infrastructure maintenance expenses, property and other taxes, commissions and bad debt expense.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $77 million, or 30%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in our operating expenses - affiliates was due to the increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Depreciation	804	906	(11)%
Amortization	809	798	1%
Total depreciation and amortization	$1,613	1,704	(5)%

Depreciation expense decreased by $102 million, or 11%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the impact of the full depreciation of plant, property and equipment assigned a one year life at the time CenturyLink acquired us, of approximately $200 million, partially offset by net growth in depreciable assets of $56 million and increases associated with changes in our estimates of the remaining economic life of certain network assets of $43 million.

Amortization expense increased by $11 million, or 1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in net amortizable assets.

Goodwill Impairment

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Since the decline in CenturyLink's stock price was a trigger for impairment testing in the first quarter of 2019, we evaluated our goodwill as of March 31, 2019.

When we performed our annual impairment test in the fourth quarter of 2019 the results indicated we did not have any impairment charges. When we performed our impairment test during the first quarter of 2019, we concluded that the estimated fair value of our business was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following table summarizes other (expense) income and income tax expense:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Interest income	$9	4	125%
Interest income - affiliate	61	63	(3)%
Interest expense	(502)	(509)	(1)%
Gain on modification and extinguishment of debt	5	—	nm
Other income, net	8	11	(27)%
Total other expense, net	$(419)	(431)	(3)%
Income tax expense	$(255)	(196)	30%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income

Interest income increased by $5 million, or 125%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in interest income was due primarily to higher average daily cash balances of approximately $425 million during 2019 compared to approximately $340 million in 2018.

Interest Income - Affiliate

Interest income - affiliate decreased by $2 million, or 3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in interest income - affiliate was due to the decrease in note receivable - affiliate balance from an average of $1.8 billion in 2018 to $1.7 billion in 2019.

Interest Expense

Interest expense decreased by $7 million, or 1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in interest expense was due to the decrease in long-term debt from an average balance of $10.9 billion in 2018 to $10.6 billion in 2019.

Gain on Modification and Extinguishment of Debt

In the second half of 2019, we redeemed certain of our outstanding debt securities, which resulted in a gain of $5 million.

Other Income (Net)

Other income - net decreased by $3 million, or 27%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in other income was due to an increase in foreign currency loss in the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Income Tax Expense

For the years ended December 31, 2019 and December 31, 2018, our effective income tax rate was (8.6)% and 36.5%, respectively. The effective tax rate for the year ended December 31, 2019 includes a $779 million unfavorable impact of non-deductible goodwill impairments. The effective tax rate for the year ended

December 31, 2018 was significantly impacted by purchase price adjustments as a result of the CenturyLink merger and the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a remeasurement of our deferred tax assets and liabilities at the new federal corporate tax rate. See Note 1—Background and Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) loss contingencies and litigation reserves; (iv) affiliate transactions; and (v) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

We have accounted for CenturyLink's acquisition of us on November 1, 2017, under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to CenturyLink's acquisition of us involves estimates and judgments by CenturyLink's management. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, CenturyLink considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. CenturyLink's estimates also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets over an estimated life of 5 years. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit, limited to the goodwill balance. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. Our annual impairment assessment date for goodwill is October 31.

At October 31, 2019, we estimated the fair value by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2019, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 26%. We concluded that the goodwill was not impaired as of October 31, 2019.

Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value of equity was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

At October 31, 2018, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2018, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 16%. We concluded that the goodwill was not impaired as of October 31, 2018.

We believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

See Note 3-Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in Note 17—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, and the services our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 15—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this annual report for additional information.

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

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities, and (iii) tax net operating loss carryforwards, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. At December 31, 2019, we established a valuation allowance of $892 million primarily related to state and foreign NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

As of November 1, 2017, we became a wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

In connection with the closing on November 1, 2017, we loaned $1.8 billion to CenturyLink in exchange for an unsecured demand note that bears interest at 3.5% per annum. The principal amount of such note is payable upon demand by Level 3 Parent but no later than November 1, 2020 and is prepayable by CenturyLink at any time. During 2019, CenturyLink repaid $235 million of the amount owed to us under notes receivable - affiliate.

A significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

At December 31, 2019, we held cash and cash equivalents of $316 million, of which $64 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of December 31, 2019, our long-term debt (including current maturities and finance leases) totaled $10.4 billion, compared to $10.8 billion outstanding as of December 31, 2018.

Subject to market conditions, from time to time we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

We believe we were in compliance in all material respects with all provisions and financial covenants of our debt agreements as of December 31, 2019. See Note 6—Long-Term Debt to our consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$11	8	850	1,210	911	7,307	10,297
Interest on long-term debt and finance leases (2)	453	462	449	379	326	707	2,776
Purchase commitments (3)	119	87	44	24	18	41	333
Operating leases	276	231	199	166	113	437	1,422
Right-of-way agreements	83	58	55	53	44	276	569
Asset retirement obligations	16	16	12	8	11	51	114
Total future contractual obligations (4)	$958	862	1,609	1,840	1,423	8,819	15,511
_______________________________________________________________________________

(1)	Includes current maturities and finance lease obligations, but excludes unamortized premium, net, unamortized debt issuance costs and intercompany debt.
(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.
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

(4)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2019. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

Historical Information

The following table summarizes cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$2,683	2,397	286
Net cash used in investing activities	(1,078)	(904)	174
Net cash used in financing activities	(1,539)	(1,552)	(13)

Net cash provided by operating activities increased by $286 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a positive variance in net (loss) income after adjusting for non-cash items for goodwill impairment, depreciation and amortization and deferred income taxes, and from positive variances in the changes in other current assets and liabilities, net and other noncurrent assets and liabilities, net, which were partially offset by a negative variance in the change in accounts payable and current and non-current deferred revenue. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, payroll and bonuses.

Net cash used in investing activities increased by $174 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in capital expenditures and a decrease in proceeds from property, plant and equipment, partially offset by $235 million repayment of affiliate loans.

Net cash used in financing activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by $13 million primarily due to a decrease in distributions, partially offset by redemptions of long-term debt. For additional information regarding our financing activities, see Note 6—Long-Term Debt to our consolidated financial statements in Item 8 of this report.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 17—Commitments, Contingencies and Other Items for additional information.

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

As of December 31, 2019, we had approximately $10.126 billion (excluding unamortized premiums, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of December 31, 2019.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and member’s/stockholders’ equity for the years ended December 31, 2019 and 2018, and for the periods November 1, 2017 to December 31, 2017 (Successor period) and January 1, 2017 to October 31, 2017 (Predecessor period), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, and for the periods from November 1, 2017 to December 31 2017 (Successor period) and January 1, 2017 to October 31, 2017 (Predecessor period), in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Shreveport, Louisiana
March 5, 2020

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$8,005	8,113	1,391	6,870
Operating revenue - affiliates	180	107	16	—
Total operating revenue	8,185	8,220	1,407	6,870
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,799	3,937	690	3,493
Selling, general and administrative	1,258	1,354	253	1,208
Operating expenses - affiliates	334	257	24	—
Depreciation and amortization	1,613	1,704	282	1,018
Goodwill impairment	3,708	—	—	—
Total operating expenses	10,712	7,252	1,249	5,719
OPERATING (LOSS) INCOME	(2,527)	968	158	1,151
OTHER (EXPENSE) INCOME
Interest income	9	4	1	13
Interest income - affiliate	61	63	11	—
Interest expense	(502)	(509)	(80)	(441)
Gain (loss) on modification and extinguishment of debt	5	—	—	(44)
Other income, net	8	11	3	14
Total other expense, net	(419)	(431)	(65)	(458)
(LOSS) INCOME BEFORE INCOME TAXES	(2,946)	537	93	693
Income tax expense	(255)	(196)	(234)	(268)
NET (LOSS) INCOME	$(3,201)	341	(141)	425

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
NET (LOSS) INCOME	$(3,201)	341	(141)	425
OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension plan adjustment, net of $1, ($1), $— and ($3) tax	(3)	5	—	(1)
Foreign currency translation adjustment, net of ($6), $50, ($17) and ($46) tax	(5)	(200)	18	81
Other comprehensive (loss) income	(8)	(195)	18	80
COMPREHENSIVE (LOSS) INCOME	$(3,209)	146	(123)	505

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$316	243
Restricted cash - current	3	4
Accounts receivable, less allowance of $13 and $11	667	712
Note receivable - affiliate	1,590	1,825
Other	266	234
Total current assets	2,842	3,018
Property, plant and equipment, net of accumulated depreciation of $1,825 and $1,021	9,936	9,453
GOODWILL AND OTHER ASSETS
Goodwill	7,415	11,119
Operating lease assets	1,060	—
Restricted cash	19	25
Customer relationships, net	6,865	7,567
Other intangible assets, net	469	410
Other, net	492	699
Total goodwill and other assets	16,320	19,820
TOTAL ASSETS	$29,098	32,291
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$11	6
Accounts payable	654	726
Accounts payable - affiliates	669	246
Accrued expenses and other liabilities
Salaries and benefits	240	233
Income and other taxes	152	130
Current operating lease liabilities	249	—
Interest	85	95
Other	77	78
Current portion of deferred revenue	309	310
Total current liabilities	2,446	1,824
LONG-TERM DEBT	10,356	10,838
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,343	1,181
Deferred income taxes, net	241	202
Noncurrent operating lease liabilities	854	—
Other	313	369
Total deferred revenue and other liabilities	2,751	1,752
COMMITMENTS AND CONTINGENCIES (Note 17)
MEMBER'S EQUITY
Member's equity	13,724	18,048
Accumulated other comprehensive loss	(179)	(171)
Total member's equity	13,545	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY	$29,098	32,291

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(3,201)	341	(141)	425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,613	1,704	282	1,018
Goodwill impairment	3,708	—	—	—
Deferred income taxes	219	175	270	217
Changes in current assets and liabilities:
Accounts receivable	21	46	(1)	(16)
Accounts payable	(134)	(37)	35	(102)
Other current assets and liabilities	(6)	4	(100)	70
Other current assets and liabilities, affiliates	423	216	(17)	—
Changes in other noncurrent assets and liabilities, net	120	(22)	(53)	154
Other, net	(80)	(30)	33	148
Net cash provided by operating activities	2,683	2,397	308	1,914
INVESTING ACTIVITIES
Capital expenditures	(1,341)	(1,038)	(207)	(1,119)
Purchase of marketable securities	—	—	—	(1,127)
Maturity of marketable securities	—	—	—	1,127
Proceeds from sale of property, plant and equipment and other assets	28	134	—	1
Note receivable - affiliate	235	—	(1,825)	—
Net cash used in investing activities	(1,078)	(904)	(2,032)	(1,118)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,479	—	—	4,569
Payments of long-term debt	(2,906)	(7)	(1)	(4,917)
Distributions	(1,084)	(1,545)	(250)	—
Other	(28)	—	(2)	3
Net cash used in financing activities	(1,539)	(1,552)	(253)	(345)
Net increase (decrease) in cash, cash equivalents, restricted cash and securities	66	(59)	(1,977)	451
Cash, cash equivalents, restricted cash and securities at beginning of period	272	331	2,308	1,857
Cash, cash equivalents, restricted cash and securities at end of period	$338	$272	331	2,308

Supplemental cash flow information:
Income taxes paid, net	$(23)	(33)	(10)	(49)
Interest paid (net of capitalized interest of $15, $1, — and —)	$531	542	56	468

Cash, cash equivalents, restricted cash and securities:
Cash and cash equivalents	$316	243	297	2,274
Restricted cash and securities - current	3	4	5	5
Restricted cash and securities - noncurrent	19	25	29	29
Total	$338	272	331	2,308

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S/STOCKHOLDERS' EQUITY

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$18,048	19,254	19,617	—
Net (loss) income	(3,201)	341	(141)	—
Cumulative effect of adoption of ASU 2016-02, Leases	(39)	—	—	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $—, $3, $—, $— tax	—	9	—	—
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(6)	—	—
Contributions	—	—	28	—
Purchase price accounting adjustments	—	(5)	—	—
Distributions	(1,084)	(1,545)	(250)	—
Balance at end of period	13,724	18,048	19,254	—
COMMON STOCK
Balance at beginning of period	—	—	—	4
Balance at end of period	—	—	—	4
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	—	—	19,800
Common stock issued under employee stock benefit plans and other	—	—	—	30
Share-based compensation	—	—	—	102
Balance at end of period	—	—	—	19,932
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(171)	18	—	(387)
Other comprehensive (loss) income	(8)	(195)	18	80
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	6	—	—
Balance at end of period	(179)	(171)	18	(307)

ACCUMULATED DEFICIT
Balance at beginning of period	—	—	—	(8,500)
Net income	—	—	—	425
Balance at end of period	—	—	—	(8,075)
TOTAL MEMBER'S/STOCKHOLDERS' EQUITY	$13,545	17,877	19,272	11,554

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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2019.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue for 2019, 2018 and 2017. Although we continued as a surviving corporation and legal entity after the acquisition of us by CenturyLink, the accompanying consolidated statements of operations, comprehensive (loss) income, cash flows and member's/stockholders' equity (deficit) are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of member's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13—Income Taxes and Note 17—Commitments, Contingencies and Other Items for additional information.

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

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 - 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months. These deferred costs are monitored every period to reflect any significant change in assumptions.

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

Income Taxes

Since CenturyLink's acquisition of us on November 1, 2017, we have been included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. Our reported deferred tax assets and liabilities, as discussed below and in Note 13—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 13—Income Taxes for additional information.

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
Restricted Cash and Securities

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2019 and 2018.

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

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to small early stage companies primarily in the United States, Europe and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach consumer and enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material changes in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operation.

Property, Plant and Equipment

As a result of CenturyLink's acquisition of us, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition plus the estimated value of any associated legally or contractually required retirement obligations. Therefore, the allocated fair values of the assets represent their new basis of accounting in our consolidated financial statements. This resulted in adjustments to our property, plant and equipment accounts, including accumulated depreciation at the acquisition date. The adjustments related to CenturyLink's acquisition of us are described in Note 2—CenturyLink Merger and Note 8— Property, Plant and Equipment.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We amortize our other intangible assets over an estimated life of five years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit, limited to the goodwill balance. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment.

For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in member's/stockholders' equity and in the consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

Leases

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

We adopted the new revenue recognition standard under the modified retrospective transition method. During the year ended December 31, 2018, we recorded a cumulative catch-up adjustment that increased our member's equity by $9 million, net of $3 million of income taxes.

See Note 4—Revenue Recognition for additional information.

Comprehensive Income (Loss)

In February 2018, the FASB issued ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Act") (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income. See Note 18—Accumulated Other Comprehensive Income (Loss) for additional information.

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

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under prior rules, we were required to compute the fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge equals the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

We elected to early adopt the provisions of ASU 2017-04 as of October 1, 2018. We applied ASU 2017-04 to determine the impairment of $3.7 billion recorded during the first quarter of 2019. See Note 3 - Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

We are in the process of implementing the model for the recognition of credit losses related to our financial instruments, new processes and internal controls to assist us in the application of the new standard. The cumulative effect of initially applying the new standard on January 1, 2020 will not be material.

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

In connection with receiving approval from the U.S. Department of Justice to complete the Level 3 acquisition CenturyLink agreed to divest certain Level 3 network assets. All of those assets were sold by December 31, 2018. The proceeds from the sale of the metro network assets were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions.

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

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our activities surrounding the CenturyLink Merger. The table below summarizes our acquisition-related expenses, which consist of integration and transformation-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

		Successor		Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
		(Dollars in millions)
Transaction-related expenses	—	1	—	18
Integration and transformation-related expenses	82	120	28	67
Total acquisition-related expenses	$82	121	28	85

As part of the acquisition accounting on November 1, 2017, we also included in our goodwill approximately $1 million for certain restricted stock awards and $47 million related to transaction costs, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	December 31,
	2019	2018
	(Dollars in millions)
Goodwill	7,415	11,119
Customer relationships, less accumulated amortization of $1,538 and $833	6,865	7,567
Other intangible assets subject to amortization:
Trade names, less accumulated amortization of $57 and $30	74	100
Capitalized software, less accumulated amortization of $146 and $67	395	310
Total other intangible assets, net	469	410

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

At October 31, 2019, we estimated the fair value by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2019, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 26%. We concluded that the goodwill was not impaired as of October 31, 2019.

Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value of equity was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

The market multiples approach that we used in the quarter ended March 31, 2019 incorporated significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

At October 31, 2018, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2018, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 16%. We concluded that the goodwill was not impaired as of October 31, 2018.

The following table shows the rollforward of goodwill from December 31, 2017 through December 31, 2019:

(Dollars in millions)
As of December 31, 2017	$10,837
Purchase accounting and other adjustments	340
Effect of foreign currency rate change	(58)
As of December 31, 2018	$11,119
Impairment	(3,708)
Effect of foreign currency rate change and other	4
As of December 31, 2019	$7,415

Our goodwill balance includes $16 million of goodwill that was allocated to us from CenturyLink associated with differences in the deferred state income taxes that CenturyLink expects to realize due to its consolidation of our results of operations into its state tax returns.

Total amortization expense for intangible assets for the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017 was $809 million, $798 million, $139 million and $168 million, respectively. As of December 31, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16 billion. As of December 31, 2019, the weighted average remaining useful lives of our finite-lived intangible assets was approximately 9 years in total; 10 years for customer relationships, 3 years for trade names, and 4 years for developed technology.

We estimate that total amortization expense for intangible assets for the successor years ending 2020 through 2024 will be as follows:

(Dollars in millions)
2020	$833
2021	833
2022	773
2023	744
2024	732

(4) Revenue Recognition

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Successor
	Reported Balances as of December 31, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Operating revenue	$8,220	(5)	8,215
Cost of services and products (exclusive of depreciation and amortization)	3,937	—	3,937
Selling, general and administrative	1,354	52	1,406
Interest expense	509	(9)	500
Income tax expense	196	(12)	184
Net income	341	(36)	305

Disaggregated Revenue by Service Offering

The following tabled provide disaggregation of revenue from contracts with customers based on service offering for the years ended December 31, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(6)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and Data Services (1)	$3,888	—	3,888
Transport and Infrastructure (2)	2,662	(704)	1,958
Voice and Collaboration (3)	1,443	—	1,443
Other Revenue (4)	12	(9)	3
Affiliate Revenue (5)	180	(180)	—
Total Revenue	$8,185	(893)	7,292

Timing of revenue
Goods transferred at a point in time			$—
Services performed over time			7,292
Total revenue from contracts with customers			$7,292

	Year Ended December 31, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue(6)	Total Revenue from Contracts with Customers
IP and Data Services (1)	$3,945	—	3,945
Transport and Infrastructure (2)	2,701	(189)	2,512
Voice and Collaboration (3)	1,464	—	1,464
Other Revenue (4)	3	(3)	—
Affiliate Revenue (5)	107	(107)	—
Total Revenue	$8,220	(299)	7,921

Timing of revenue
Goods transferred at a point in time			$—
Services performed over time			7,921
Total revenue from contracts with customers			$7,921
_______________________________________________________________________________

(1)	Includes primarily VPN data network, IP, Ethernet, video and ancillary revenue.
(2)	Includes primarily wavelength, colocation and data center services, dark fiber, private line and professional services revenue.
(3)	Includes voice, Voice Over IP ("VoIP"), Collaboration.
(4)	Includes sublease rental income and IT services and managed services revenue.
(5)	Includes telecommunications and data services we bill to our affiliates.
(6)	Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$678	712
Contract assets	32	19
Contract liabilities	423	393
_______________________________________________________________________________

(1)	Gross customer receivables of $691 million and $723 million, net of allowance for doubtful accounts of $13 million and $11 million, at December 31, 2019 and December 31, 2018, respectively.

Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2019 and December 31, 2018, we recognized $175 million and $158 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019 and January 1, 2018, respectively.

Performance Obligations

As of December 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $3.9 billion. We expect to recognize approximately 91% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for the years ended:

	Year Ended December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$64	84
Costs incurred	60	103
Amortization	(45)	(66)
End of period balance	$79	121

	Year Ended December 31, 2018
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$13	14
Costs incurred	68	99
Amortization	(17)	(29)
End of period balance	$64	84

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

(5) Leases

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

Some of our lease arrangements contain lease components (including fixed payments, such as rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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
Lease expense consisted of the following:

Year Ended December 31, 2019
(Dollars in millions)
Operating and short-term lease cost	388
Finance lease cost:
Amortization of right-of-use assets	14
Interest on lease liability	10
Total finance lease cost	24
Total lease cost	412

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017, our gross rental expense was $412 million, $524 million, $95 million and $447 million, respectively. We also received sublease rental income for the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017 of $9 million, $9 million, $2 million and $7 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		December 31
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,060
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	154
Total leased assets		$1,214

Liabilities
Current
Operating	Current operating lease liabilities	$249
Finance	Current portion of long-term debt	11
Noncurrent
Operating	Noncurrent operating lease liabilities	854
Finance	Long-term debt	160
Total lease liabilities		$1,274

Weighted-average remaining lease term (years)
Operating leases		7.5
Finance leases		13.1
Weighted-average discount rate
Operating leases		6.19%
Finance leases		5.60%

Supplemental unaudited consolidated cash flow statement information related to leases:

Year Ended December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	387
Operating cash flows from finance leases	11
Financing cash flows from finance leases	5
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	206
Right-of-use assets obtained in exchange for new finance lease liabilities	12

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$276	21
2021	231	17
2022	199	18
2023	166	18
2024	113	18
Thereafter	437	154
Total lease payments	1,422	246
Less: interest	(319)	(75)
Total	1,103	$171
Less: current portion	(249)	(11)
Long-term portion	$854	$160

As of December 31, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017, our gross rental income was $798 million or 10%, $192 million or 2%, $28 million or 2%, and $138 million or 2% respectively, of our operating revenue.

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

(6) Long-Term Debt

The following chart reflects our consolidated long-term debt, including unamortized premiums, net and debt issuance costs, but excluding intercompany debt:

	Interest Rates	Maturities	December 31, 2019	December 31, 2018
			(Dollars in millions)
Level 3 Parent, LLC
Senior Notes	5.750%	2022	$—	600
Subsidiaries
Level 3 Financing, Inc.
Senior Secured Debt:(1)
Senior Notes (2)	3.400% - 3.875%	2027 - 2029	1,500	—
Tranche B 2024 Term Loan (3)	LIBOR + 2.25%	2024	—	4,611
Tranche B 2027 Term Loan (4)	LIBOR + 1.75%	2027	3,111	—
Senior Notes and other debt:
Senior Notes (2)	4.625% - 6.125%	2021 - 2027	5,515	5,315
Finance Leases	Various	Various	171	163
Unamortized premiums, net			104	155
Unamortized debt issuance costs			(34)	—
Total long-term debt			10,367	10,844
Less current maturities			(11)	(6)
Long-term debt, excluding current maturities			$10,356	10,838
_______________________________________________________________________________

(1)	See the remainder of this Note for a description of certain parent and subsidiary guarantees and liens securing this debt.
(2)
As described further below, the notes are fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC. (subject in certain cases to pending regulatory approvals).

(3)	The Tranche B 2024 Term Loan had an interest rate of 4.754% as of December 31, 2018.
(4)	The Tranche B 2027 Term Loan had an interest rate of 3.549% as of December 31, 2019.

New Issuances and Repayments

On November 29, 2019, Level 3 Financing, Inc. issued $750 million of 3.4% Senior Secured Notes due 2027 and $750 million of 3.875% Senior Secured Notes due 2029. The proceeds from the offering together with cash on hand were used to redeem $1.5 billion of the $4.611 billion Tranche B 2024 Term Loan that was repaid on November 29, 2019. On November 29, 2019 Level 3 Financing, Inc. entered into an amendment to its credit agreement to incur $3.111 billion in aggregate borrowing under the agreement through a new Tranche B 2027 Term Loan. The net proceeds of the Tranche B 2027 Term Loan, together with the proceeds of the Senior Secured Notes and cash on hand, were used to pre-pay in full the Tranche B 2024 Term Loan.

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion of 4.625% Senior Notes due 2027. The proceeds from the offering together with cash on hand were used to redeem, during the fourth quarter of 2019, all of Level 3 Financing, Inc.'s $240 million outstanding principal amount of 6.125% Senior Notes due 2021, all of Level 3 Parent, LLC's $600 million outstanding principal amount of 5.75% Senior Notes due 2022 and $160 million of Level 3 Financing, Inc.'s $1 billion in outstanding principal amount of 5.375% Senior Notes due 2022.

On August 25, 2019, Level 3 Financing, Inc. redeemed $400 million of its 6.125% Senior Notes due 2021.

Senior Secured Term Loan

At December 31, 2019, Level 3 Financing, Inc. owed $3.111 billion, under the Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

The Tranche B 2027 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan were, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and certain of its material domestic telecommunication subsidiaries. Also, Level 3 Parent, LLC and certain of its subsidiaries have guaranteed the obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan.

Senior Notes

All of the notes reflected in the table above pay interest semiannually and allow for the redemption of the notes at the option of the issuer, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited circumstances in connection with certain sales of equity securities. For purposes of early redemption, all of the notes reflected in the table above allow for the redemption of the notes at the option of the issuer upon not less than 10 or more than 60 days’ prior notice. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures for the respective senior notes in connection with the original issuances.

Debt Issuance Costs

In connection with debt issuances, we deferred costs of $34 million for the year ended December 31, 2019. For the year ended December 31, 2018 we deferred no costs in connection with debt issuances.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and finance leases (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)
2020	$11
2021	8
2022	850
2023	1,210
2024	911
2024 and thereafter	7,307
Total long-term debt	$10,297
_______________________________________________________________________________

(1)	Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2019 and 2018, we had outstanding letters of credit or other similar obligations of approximately $23 million and $30 million, respectively, of which $18 million and $24 million are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities. We do not believe exposure to loss related to our letters of credit is material.

Covenants

The term loan and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

The debt covenants applicable to us and our subsidiaries could materially adversely affect their ability to operate or expand their respective businesses, to pursue strategic transactions, to transfer cash to or engage in transactions with their unconsolidated affiliates, or to otherwise pursue their plans and strategies.

Certain of CenturyLink's and our debt instruments contain cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Our ability to comply with the financial covenants in our debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond our control.

Compliance

At December 31, 2019 and December 31, 2018, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

(7) Accounts Receivable

The following table presents details of our accounts receivable balances:

	December 31,
	2019	2018
	(Dollars in millions)
Trade receivables	529	533
Earned and unbilled receivables	151	177
Other	—	13
Total accounts receivable	680	723
Less: allowance for doubtful accounts (1)	(13)	(11)
Accounts receivable, less allowance	667	712
_______________________________________________________________________________

(1)	CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in the allowance for doubtful accounts being reset as of the date of acquisition.

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2019	11	24	(22)	13
2018	3	18	(10)	11
December 31, 2017 (Successor)	—	3	—	3
October 31, 2017 (Predecessor)	29	16	(12)	33

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2019	2018
		(Dollars in millions)
Land	N/A	336	339
Fiber conduit and other outside plant(1)	15-45 years	5,226	5,262
Central office and other network electronics(2)	7-10 years	2,687	1,986
Support assets(3)	3-30 years	2,419	2,327
Construction-in-progress(4)	N/A	1,093	560
Gross property, plant and equipment		11,761	10,474
Accumulated depreciation(5)		(1,825)	(1,021)
Net property, plant and equipment		9,936	9,453
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.
(4)	Construction in progress includes construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
(5)	CenturyLink's acquisition of us caused our assets and liabilities to be recognized at fair value and resulted in accumulated depreciation being reset as of the date of acquisition.

Depreciation expense was $804 million and $906 million for the years ended December 31, 2019 and December 31, 2018, respectively, $143 million for the successor period ended December 31, 2017 and $850 million for the predecessor period ended October 31, 2017.

Asset Retirement Obligations

At December 31, 2019 and 2018, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
Balance at beginning of period	$105	45	45	89
Accretion expense	5	5	1	12
Purchase price adjustments (1)	—	58	—	—
Liabilities settled	(12)	(13)	(1)	(7)
Revision in estimated cash flows	15	10	—	—
Balance at end of period	$113	105	45	94
_______________________________________________________________________________

(1)	These liabilities relate to purchase price adjustments that occurred during 2018 from CenturyLink's acquisition of us.

(9) Severance and Leased Real Estate

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2017 (Successor)	$5
Accrued to expense	33
Payments, net	(19)
Balance at December 31, 2018	$19
Accrued to expense	6
Payments, net	(16)
Balance at December 31, 2019	$9

We recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. In accordance with transitional guidance under the new lease standard (ASC 842), the existing lease obligation of $47 million as of January 1, 2019 has been netted against the operating lease right of use assets at adoption. For additional information, see Note 5—Leases to our consolidated financial statements in Item 8 of Part II of this report.

(10) Employee Benefits

Defined Contribution Plans

We offer eligible employees the opportunity to participate in a defined contribution retirement plan subject to the provisions of Section 401(k) of the Internal Revenue Code, as amended ("401(k) Plan"). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $19,000 in 2019, $18,500 in 2018 and $18,000 in 2017. We match 100% of a participant’s pre-tax and/or Roth contributions of the first 1% of the participant’s eligible compensation plus 60% of the same contributions that exceed 1% up to a maximum of 6% of the participant’s eligible compensation.

Effective December 31, 2017, the Level 3 Communications, Inc. 401(k) Profit Sharing Plan and Trust assets merged with the CenturyLink, Inc. Dollars & Sense 401(k) Plan. Those employees eligible to contribute to the Level 3 Plan at December 31, 2017 were automatically enrolled in the CenturyLink Plan at January 1, 2018. Provisions of the Level 3 Plan document regarding eligibility, participant and employer contributions, vesting, and benefit payments did not materially change and protected provisions applicable to Level 3 and its predecessor Plans remained grandfathered as required by law.

Prior to the CenturyLink acquisition on November 1, 2017, our matching contributions were made with Level 3 common stock based on the closing stock price on each pay date. After our acquisition, matching contributions were made in cash. We made 401(k) Plan matching contributions of $7 million for the successor period ended December 31, 2017 and $30 million for the predecessor period ended October 31, 2017. Matching contributions recorded as compensation expense in cost of services totaled $1 million for the successor period ended December 31, 2017 and $4 million for the predecessor period ended October 31, 2017. Matching contributions included in selling, general and administrative expenses totaled $5 million for the successor period ended December 31, 2017 and $26 million for the predecessor period ended October 31, 2017.

Matching contributions for the year ended December 31, 2019 were $29 million, of which $11 million was recognized in cost of sales and $18 million in selling, general and administrative costs. Matching contributions for the year ended December 31, 2018 were $26 million, of which $10 million was recognized in cost of sales and $16 million in selling, general and administrative costs.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expense we recorded relating to these plans was approximately $6 million and $5 million for the years ended December 31, 2019 and 2018, respectively, $1 million for the successor period ended December 31, 2017 and $5 million for the predecessor period ended October 31, 2017.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $122 million and $133 million as of December 31, 2019 and 2018, respectively. The total plan benefit obligations were $140 million and $144 million as of December 31, 2019 and 2018, respectively. Therefore, the net unfunded status was $18 million and $11 million as of December 31, 2019 and 2018, respectively.

(11) Share-Based Compensation

Prior to our acquisition by CenturyLink on November 1, 2017, we recorded share-based compensation expense for our performance restricted stock units, restricted stock units, 401(k) matching contributions. Due to CenturyLink's acquisition of us, we now record share-based compensation expense that is allocated to us from CenturyLink. Based on many factors that affect the allocation, the amount of share-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate.

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

Our total share-based compensation expense was approximately $85 million and $105 million for the years ended December 31, 2019 and 2018, respectively, $26 million for the successor period ended December 31, 2017 and $132 million for the predecessor period ended October 31, 2017.

(12) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2019		2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases	2	10,196	10,244	10,681	10,089

(13) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we revalued our net deferred tax assets at December 31, 2017 and recognized a provisional $195 million tax expense in our consolidated statement of operations for the successor period ended December 31, 2017. As a result of finalizing our provisional amount recorded in 2017, we recorded an increase to this amount of $92 million in 2018.

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$12	—	—	—
Deferred	186	199	231	193
State
Current	4	(9)	2	7
Deferred	41	28	6	16
Foreign
Current	17	30	4	39
Deferred	(5)	(52)	(9)	13
Total income tax expense	$255	196	234	268

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	255	196	234	268
Member's/Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	5	(49)	17	49

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(1.2)%	2.8%	3.6%	2.9%
Goodwill impairment	(26.4)%	—%	—%	—%
Tax Reform	(0.2)%	17.2%	210.6%	—%
Global intangible low-taxed income	(0.4)%	1.8%	—%	—%
CenturyLink acquisition transaction costs	—%	—%	11.3%	—%
Uncertain tax positions	—%	0.5%	1.2%	0.1%
Base erosion and anti-abuse tax	(0.4)%	—%	—%	—%
Net foreign income tax	(0.8)%	(4.8)%	(19.3)%	0.9%
Executive compensation limitation	(0.2)%	1.2%	5.4%	0.9%
Research and development credits	0.1%	(1.3)%	(0.9)%	(1.2)%
Other, net	(0.1)%	(1.9)%	4.7%	0.1%
Effective income tax rate	(8.6)%	36.5%	251.6%	38.7%

For the years ended December 31, 2019 and December 31, 2018, the effective tax rate is (8.6)% and 36.5% compared to 251.6% for the successor period ended December 31, 2017 and 38.7% for the predecessor period ended October 31, 2017, respectively. The effective tax rate for the year ended December 31, 2019 includes a $779 million unfavorable impact of a non-deductible goodwill impairment. The effective tax rate for the year ended December 31, 2018 reflects $92 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017. The effective tax rate for the successor period ended December 31, 2017 reflects $195 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$306	298
Net operating loss carry forwards	3,233	3,494
Property, plant and equipment	58	57
Other	326	309
Gross deferred tax assets	3,923	4,158
Less valuation allowance	(892)	(931)
Net deferred tax assets	3,031	3,227
Deferred tax liabilities
Deferred revenue	(41)	(45)
Property, plant and equipment	(974)	(853)
Intangible assets	(1,898)	(1,998)
Other	(29)	(25)
Gross deferred tax liabilities	(2,942)	(2,921)
Net deferred tax assets	89	306

Of the $89 million and $306 million net deferred tax assets at December 31, 2019 and 2018, respectively, $241 million and $202 million is reflected as a long-term liability and $330 million and $508 million is reflected as a net noncurrent deferred tax asset at December 31, 2019 and 2018, respectively.

During the twelve months ended December 31, 2017, we completed an extensive analysis of our Internal Revenue Code ("IRC") Section 382 limitation that resulted in an increase of the amount of net operating loss carry forwards as of December 31, 2017 by approximately $1.0 billion on a pre-tax basis that was recorded in purchase accounting. At December 31, 2019, we had federal NOLs of $12.9 billion before uncertain tax positions of $4.3 billion and state NOLs of $9.2 billion. If unused, the NOLs will expire between 2022 and 2037. At December 31, 2019, we had foreign NOLs of $6.0 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2019, a valuation allowance of $892 million was recorded as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2019 and 2018 is primarily related to foreign and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2019 and 2018 is as follows:

	2019	2018
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$970	21
Tax positions of prior periods netted against deferred tax assets	(24)	950
(Decrease) increase in tax positions taken in the prior period	1	(1)
Increase in tax positions taken in the current period	5	3
Decrease due to settlement/payments	—	(1)
Decrease from the lapse of statute of limitations	—	(2)
Unrecognized tax benefits at end of period	952	970

The total amount (including interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $30 million and $23 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $8 million and $6 million at December 31, 2019 and 2018, respectively.

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

(14) Products and Services Revenue

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

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate services, which includes telecommunication services that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
IP and Data Services	$3,888	3,945	668	3,284
Transport and Infrastructure	2,662	2,701	464	2,272
Voice and Collaboration	1,443	1,464	258	1,308
Other revenue	12	3	1	6
Affiliate revenue	180	107	16	—
Total revenue	$8,185	8,220	1,407	6,870

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
USF surcharges and transaction taxes	$428	415	71	331

The following tables present total assets as of the years ended December 31, 2019 and December 31, 2018 as well as operating revenue for the years ended December 31, 2019 and December 31, 2018, the successor period ended December 31, 2017 and the predecessor period ended October 31, 2017 by geographic region:

	Total Assets
	December 31,
	2019	2018
	(Dollars in millions)
North America	$24,144	27,520
Europe, Middle East and Africa	2,842	2,765
Latin America	2,112	2,006
Total	$29,098	32,291

	Revenue
	Successor			Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period Ended December 31, 2017	Period Ended October 31, 2017
	(Dollars in millions)
North America	$6,719	6,739	1,155	5,651
Europe, Middle East and Africa	719	744	128	607
Latin America	747	737	124	612
Total	$8,185	8,220	1,407	6,870

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

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 16% and 20% of our revenue for the years ended December 31, 2019 and December 31, 2018, respectively, 19% for the successor period ended December 31, 2017 and 18% for the predecessor period ended October 31, 2017, respectively.

(15) Affiliate Transactions

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

Subsequent Event

As of the date of this report, $225 million of distributions were made to our parent in the first quarter of 2020.

(16) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2019
Operating revenue	$2,046	2,014	2,064	2,061	8,185
Operating (loss) income	(3,393)	272	309	285	(2,527)
Net (loss) income	(3,585)	110	114	160	(3,201)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2018
Operating revenue	$2,087	2,052	2,010	2,071	8,220
Operating income	261	196	227	284	968
Net income	62	40	88	151	341

During the first quarter of 2019, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion for goodwill. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for further details.

In the twelve months ended December 31, 2018, we recognized a $92 million income tax expense related to the Tax Act.

(17) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2019 aggregated to approximately $69 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure is $7 million at December 31, 2019.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at December 31, 2019 in excess of the accruals established for these matters.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2020 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

Right-of-Way

At December 31, 2019, our future rental commitments for right-of-way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2020	$83
2021	58
2022	55
2023	53
2024	44
2025 and thereafter	276
Total future minimum payments(1)	$569

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $333 million at December 31, 2019. Of this amount, we expect to purchase $119 million in 2020, $131 million in 2021 through 2022, $42 million in 2023 through 2024 and $41 million in 2025 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2019.

(18) Accumulated Other Comprehensive (Loss) Income

The table below summarizes changes in accumulated other comprehensive (loss) income recorded on our consolidated balance sheet by component for the years ended December 31, 2018 and December 31, 2019:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2017 (successor)	$—	18	18
Other comprehensive loss before reclassifications	—	(200)	(200)
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current-period other comprehensive income (loss)	5	(200)	(195)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income	—	6	6
Balance at December 31, 2018	$5	(176)	(171)

Balance at December 31, 2018	$5	(176)	(171)
Other comprehensive loss before reclassifications	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Net current-period other comprehensive loss	(3)	(5)	(8)
Balance at December 31, 2019	$2	(181)	(179)

(19) Condensed Consolidating Financial Information

Level 3 Financing, Inc., a wholly owned subsidiary, has issued Senior Notes that are unsecured obligations of Level 3 Financing, Inc.; however, they are also fully and unconditionally and jointly and severally guaranteed on an unsecured senior basis by Level 3 Parent, LLC and Level 3 Communications, LLC.

In conjunction with the registration of certain of Level 3 Financing, Inc.'s Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered."

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

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,912	4,093	—	8,005
Operating revenue - affiliates	—	—	226	801	(847)	180
Total operating revenue	—	—	4,138	4,894	(847)	8,185
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,987	1,812	—	3,799
Selling, general and administrative	(50)	5	1,438	710	(845)	1,258
Operating expenses - affiliates	—	—	241	93	—	334
Depreciation and amortization	—	—	652	961	—	1,613
Goodwill impairment	—	—	1,369	2,339	—	3,708
Total operating expenses	(50)	5	5,687	5,915	(845)	10,712
OPERATING (LOSS) INCOME	50	(5)	(1,549)	(1,021)	(2)	(2,527)
OTHER INCOME (EXPENSE)
Interest income	—	—	7	2	—	9
Interest income (expense) - affiliates, net	3,888	658	(5,829)	1,343	1	61
Interest expense	(29)	(468)	13	(18)	—	(502)
Equity in net (losses) earnings of subsidiaries	(7,109)	(7,352)	570	—	13,891	—
Gain (loss) on modification and extinguishment of debt	10	(5)	—	—	—	5
Other (expense) income, net	(8)	—	8	8	—	8
Total other income (expense), net	(3,248)	(7,167)	(5,231)	1,335	13,892	(419)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	(3,198)	(7,172)	(6,780)	314	13,890	(2,946)
Income tax benefit (expense)	(3)	63	30	(345)	—	(255)
NET INCOME (LOSS)	(3,201)	(7,109)	(6,750)	(31)	13,890	(3,201)
Other comprehensive loss, net of income taxes	(8)	—	—	(8)	8	(8)
COMPREHENSIVE INCOME (LOSS)	$(3,209)	(7,109)	(6,750)	(39)	13,898	(3,209)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,884	4,229	—	8,113
Operating revenue - affiliates	—	—	130	285	(308)	107
Total operating revenue	—	—	4,014	4,514	(308)	8,220
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	2,209	1,728	—	3,937
Selling, general and administrative	12	3	392	1,255	(308)	1,354
Operating expenses - affiliates	—	—	176	81	—	257
Depreciation and amortization	—	—	688	1,016	—	1,704
Total operating expenses	12	3	3,465	4,080	(308)	7,252
OPERATING (LOSS) INCOME	(12)	(3)	549	434	—	968
OTHER INCOME (EXPENSE)
Interest income	—	—	3	1	—	4
Interest income (expense) - affiliates, net	2,430	1,562	(3,803)	(126)	—	63
Interest expense	(33)	(457)	(3)	(16)	—	(509)
Equity in net (losses) earnings of subsidiaries	(2,044)	(3,257)	254	—	5,047	—
Other (expense) income, net	(9)	—	1	19	—	11
Total other income (expense), net	344	(2,152)	(3,548)	(122)	5,047	(431)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	332	(2,155)	(2,999)	312	5,047	537
Income tax benefit (expense)	10	111	(232)	(85)	—	(196)
NET INCOME (LOSS)	342	(2,044)	(3,231)	227	5,047	341
Other comprehensive loss, net of income taxes	(195)	—	—	(195)	195	(195)
COMPREHENSIVE INCOME (LOSS)	$147	(2,044)	(3,231)	32	5,242	146

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	748	671	(28)	1,391
Operating revenue - affiliates	—	—	16	—	—	16
Total operating revenue	—	—	764	671	(28)	1,407
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	418	300	(28)	690
Selling, general and administrative	1	3	179	70	—	253
Operating expenses - affiliates	—	—	24	—	—	24
Depreciation and amortization	—	—	117	165	—	282
Total operating expenses	1	3	738	535	(28)	1,249
OPERATING (LOSS) INCOME	(1)	(3)	26	136	—	158
OTHER (EXPENSE) INCOME
Interest income	—	—	1	—	—	1
Interest income (expense) affiliates, net	262	368	(578)	(41)	—	11
Interest expense	(5)	(72)	—	(3)	—	(80)
Equity in net (losses) earnings of subsidiaries	(827)	(15)	71	—	771	—
Other income	1	—	2	—	—	3
Total other (expense) income, net	(569)	281	(504)	(44)	771	(65)
(LOSS) INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	(570)	278	(478)	92	771	93
Income tax benefit (expense)	429	(1,105)	433	9	—	(234)
NET (LOSS) INCOME	(141)	(827)	(45)	101	771	(141)
Other comprehensive income, net of income taxes	18	—	—	18	(18)	18
COMPREHENSIVE (LOSS) INCOME	$(123)	(827)	(45)	119	753	(123)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$—	—	3,108	3,891	(129)	6,870
Total operating revenue	—	—	3,108	3,891	(129)	6,870
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	—	—	1,942	1,680	(129)	3,493
Selling, general and administrative	4	3	942	259	—	1,208
Depreciation and amortization	—	—	356	662	—	1,018
Total operating expenses	4	3	3,240	2,601	(129)	5,719
OPERATING (LOSS) INCOME	(4)	(3)	(132)	1,290	—	1,151
OTHER INCOME (EXPENSE)
Interest income	—	—	12	1	—	13
Interest income (expense) - affiliates, net	1,260	1,890	(2,896)	(254)	—	—
Interest expense	(30)	(397)	(2)	(12)	—	(441)
Loss on modification and extinguishment of debt	—	(44)	—	—	—	(44)
Equity in net (losses) earnings of subsidiaries	(815)	(2,138)	692	—	2,261	—
Other (expense) income, net	3	—	15	(4)	—	14
Total other income (expense), net	418	(689)	(2,179)	(269)	2,261	(458)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	414	(692)	(2,311)	1,021	2,261	693
Income tax benefit (expense)	11	(123)	(2)	(154)	—	(268)
NET INCOME (LOSS)	425	(815)	(2,313)	867	2,261	425
Other comprehensive income, net of income taxes	80	—	—	—	—	80
COMPREHENSIVE INCOME (LOSS)	$505	(815)	(2,313)	867	2,261	505

Condensed Consolidating Balance Sheets
December 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	—	231	82	—	316
Restricted cash - current	—	—	—	3	—	3
Accounts receivable	—	—	44	623	—	667
Advances to affiliates	19,302	24,293	7,634	2,830	(54,059)	—
Note receivable - affiliate	1,590	—	—	—	—	1,590
Other	1	—	105	160	—	266
Total current assets	20,896	24,293	8,014	3,698	(54,059)	2,842
NET PROPERTY, PLANT AND EQUIPMENT	—	—	3,688	6,248	—	9,936
GOODWILL AND OTHER ASSETS
Goodwill	—	—	252	7,163	—	7,415
Operating lease assets	—	—	1,210	324	(474)	1,060
Restricted cash	12	—	5	2	—	19
Customer relationships, net	—	—	3,383	3,482	—	6,865
Other intangible assets, net	—	—	447	22	—	469
Investment in subsidiaries	8,432	10,564	4,431	—	(23,427)	—
Other, net	272	1,485	88	201	(1,554)	492
Total goodwill and other assets	8,716	12,049	9,816	11,194	(25,455)	16,320
TOTAL ASSETS	$29,612	36,342	21,518	21,140	(79,514)	29,098

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	—	—	3	8	—	11
Accounts payable	—	15	350	289	—	654
Accounts payable - affiliates	80	17	569	3	—	669
Accrued expenses and other liabilities
Salaries and benefits	—	—	192	48	—	240
Income and other taxes	—	7	95	50	—	152
Current operating lease liabilities	—	—	254	89	(94)	249
Interest	—	81	1	3	—	85
Other	1	1	22	53	—	77
Advance billings and customer deposits	—	—	169	140	—	309

Due to affiliates	—	—	50,865	3,194	(54,059)	—
Total current liabilities	81	121	52,520	3,877	(54,153)	2,446
LONG-TERM DEBT	—	10,196	15	145	—	10,356
DEFERRED REVENUE AND OTHER LIABILITES
Deferred revenue	—	—	1,137	206	—	1,343
Deferred tax liability	56	—	739	1,000	(1,554)	241
Noncurrent operating lease liabilities	—	—	986	248	(380)	854
Other	1	—	154	158	—	313
Total deferred revenue and other liabilities	57	—	3,016	1,612	(1,934)	2,751
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	29,474	26,025	(34,033)	15,506	(23,427)	13,545
TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)	$29,612	36,342	21,518	21,140	(79,514)	29,098

Condensed Consolidating Balance Sheets
December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	—	164	77	—	243
Restricted cash - current	—	—	—	4	—	4
Accounts receivable	—	—	70	642	—	712
Advances to affiliates	16,852	23,957	7,744	2,707	(51,260)	—
Note receivable - affiliate	1,825	—	—	—	—	1,825
Other	1	3	97	133	—	234
Total current assets	18,680	23,960	8,075	3,563	(51,260)	3,018
NET PROPERTY, PLANT AND EQUIPMENT	—	—	3,136	6,317	—	9,453
GOODWILL AND OTHER ASSETS
Goodwill	—	—	1,665	9,454	—	11,119
Restricted cash	15	—	9	1	—	25
Customer relationships, net	—	—	3,823	3,744	—	7,567
Other intangible assets, net	—	—	409	1	—	410
Investment in subsidiaries	15,541	17,915	3,861	—	(37,317)	—
Other, net	275	1,421	110	225	(1,332)	699
Total goodwill and other assets	15,831	19,336	9,877	13,425	(38,649)	19,820
TOTAL ASSETS	$34,511	43,296	21,088	23,305	(89,909)	32,291

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$—	—	1	5	—	6
Accounts payable	—	—	380	346	—	726
Accounts payable - affiliates	62	11	162	11	—	246
Accrued expenses and other liabilities
Salaries and benefits	—	—	189	44	—	233
Income and other taxes	—	4	72	54	—	130
Interest	11	78	1	5	—	95
Other	3	1	8	66	—	78
Current portion of deferred revenue	—	—	168	142	—	310
Due to affiliates	—	—	45,347	5,913	(51,260)	—
Total current liabilities	76	94	46,328	6,586	(51,260)	1,824
LONG-TERM DEBT	613	10,068	7	150	—	10,838
DEFERRED REVENUE AND OTHER LIABILITES
Deferred revenue	—	—	971	210	—	1,181
Deferred tax liability	56	—	841	637	(1,332)	202
Other	—	—	197	172	—	369
Total deferred revenue and other liabilities	56	—	2,009	1,019	(1,332)	1,752
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY (DEFICIT)	33,766	33,134	(27,256)	15,550	(37,317)	17,877
TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)	$34,511	43,296	21,088	23,305	(89,909)	32,291

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2019

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$313	(151)	1,952	569	—	2,683
INVESTING ACTIVITIES
Capital expenditures	—	—	(782)	(559)	—	(1,341)
Proceeds from the sale of property, plant and equipment and other assets	50	—	(23)	1	—	28
Note receivable - affiliate	235	—	—	—	—	235
Net cash provided by (used in) investing activities	285	—	(805)	(558)	—	(1,078)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	2,479	—	—	—	2,479
Payments of long-term debt	(600)	(2,300)	—	(6)	—	(2,906)
Distributions	(1,084)	—	—	—	—	(1,084)
Increase (decrease) due to from affiliates, net	1,084	—	(1,084)	—	—	—
Other	—	(28)	—	—	—	(28)
Net cash used in financing activities	(600)	151	(1,084)	(6)	—	(1,539)
Net decrease in cash, cash equivalents and restricted cash and securities	(2)	—	63	5	—	66
Cash, cash equivalents and restricted cash and securities at beginning of period	17	—	173	82	—	272
Cash, cash equivalents and restricted cash and securities at end of period	$15	$—	236	87	$—	338

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2018

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(98)	—	2,059	436	—	2,397
INVESTING ACTIVITIES
Capital expenditures	—	—	(527)	(511)	—	(1,038)
Proceeds from the sale of property, plant and equipment and other assets	83	—	—	51	—	134
Net cash provided by (used in) investing activities	83	—	(527)	(460)	—	(904)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(7)	—	(7)
Distributions	(1,545)	—	—	—	—	(1,545)
Increase (decrease) due to from affiliates, net	1,545	—	(1,545)	—	—	—
Net cash used in financing activities	—	—	(1,545)	(7)	—	(1,552)
Net decrease in cash, cash equivalents and restricted cash and securities	(15)	—	(13)	(31)	—	(59)
Cash, cash equivalents and restricted cash and securities at beginning of period	32	—	186	113	—	331
Cash, cash equivalents and restricted cash and securities at end of period	$17	—	173	82	—	272

Condensed Consolidating Statements of Cash Flows
For the period ended December 31, 2017 (Successor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1)	—	172	137	—	308
INVESTING ACTIVITIES
Capital expenditures	—	—	(110)	(97)	—	(207)
Note receivable - affiliate	—	—	(1,825)	—	—	(1,825)
Net cash used in investing activities	—	—	(1,935)	(97)	—	(2,032)
FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(1)	—	(1)
Distributions	(250)	—	—	—	—	(250)
Increase (decrease) due from/to affiliates, net	250	—	(250)	—	—	—
Other	—	—	—	(2)	—	(2)
Net cash used in financing activities	—	—	(250)	(3)	—	(253)
Net increase (decrease) in cash, cash equivalents, and restricted cash and securities	(1)	—	(2,013)	37	—	(1,977)
Cash, cash equivalents and restricted cash and securities at beginning of period	33	—	2,199	76	—	2,308
Cash, cash equivalents and restricted cash and securities at end of period	$32	—	186	113	—	331

Condensed Consolidating Statements of Cash Flows
For the period ended October 31, 2017 (Predecessor)

	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(61)	(401)	1,615	761	—	1,914
INVESTING ACTIVITIES
Capital expenditures	—	—	(667)	(452)	—	(1,119)
Purchase of marketable securities	—	—	(1,127)	—	—	(1,127)
Maturity of marketable securities	—	—	1,127	—	—	1,127
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net cash used in investing activities	—	—	(666)	(452)	—	(1,118)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	4,569	—	—	—	4,569
Payments of long-term debt	—	(4,911)	1	(7)	—	(4,917)
Increase (decrease) due from/to affiliates, net	57	743	(460)	(340)	—	—
Other	—	—	—	3	—	3
Net cash provided by (used in) financing activities	57	401	(459)	(344)	—	(345)
Net (decrease) increase in cash, cash equivalents, and restricted cash and securities	(4)	—	490	(35)	—	451
Cash, cash equivalents and restricted cash and securities at beginning of period	37	—	1,710	110	—	1,857
Cash, cash equivalents and restricted cash and securities at end of period	$33	—	2,200	75	—	2,308

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2019, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Remediation Actions

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we (i) had two material weaknesses as of December 31, 2018 and (ii) promptly began implementing remediation plans in early 2019 to address both of those material weaknesses. During the second quarter of 2019, we remediated our material weakness related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed in CenturyLink’s acquisition of us in late 2017. Additionally, during the fourth quarter of 2019, we remediated our material weakness related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. The measures taken to remediate the material weakness associated with revenue transactions are described in further detail in the “Changes in Internal Control Over Financial Reporting” section immediately below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, we concluded the design and implementation of new internal controls, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions, as described below:

•
We conducted a risk assessment to identify and assess changes needed to our financial reporting and process level controls related to the existence and accuracy of revenue transactions. Based on the results of that assessment, we designed, documented and implemented new process level internal controls and strengthened existing process level internal controls over the existence and accuracy of revenue transactions for areas in which we deemed there was a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

•
We expanded the scope of our existing internal controls over revenue transactions to include “upstream” controls in the areas of contract quoting, order entry, provisioning, mediation, rating, and pricing, as well as the underlying applications that support these processes and internal controls.

•	We strengthened existing internal controls in our billing and revenue reporting processes to reduce the risk of failure in the effectiveness of upstream controls.

•
We completed an evaluation of the operating effectiveness of our newly-designed or strengthened internal controls over the existence and accuracy of revenue transactions, including an assessment of potential financial and reporting impacts, and concluded the deficiencies of such controls would not result in a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

Based on these activities, management has concluded that these remediation activities have addressed the material weakness related to the existence and accuracy of revenue transactions and believes that the design and operation of these controls address the related risks of material misstatement to revenue and related financial statement line items and disclosures.

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2019.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2019. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us was $3.3 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

Audit fees are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

The Audit Committee of CenturyLink, Inc. approved in advance all of the services performed by KPMG described above.

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

3.1
Certificate of Formation of Level 3 Parent, LLC (formerly named WWG Merger Sub LLC) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file No. 001-35134) dated November 1, 2017).

3.2
Amended and Restated Limited Liability Company Agreement of Level 3 Parent, LLC, effective as of November 1, 2017 (formerly named WWG Merger Sub LLC) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file No. 001-35134) dated November 1, 2017).

4.1.1
Indenture, dated as of August 12, 2014, between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2014).

4.1.2
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and among Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 5, 2014).

4.1.3
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

4.2.2
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

4.2.3
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

4.3.2
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

4.3.3
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

4.3.4
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

4.3.5
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

4.4.2
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

4.4.3
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

4.5.2
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

4.5.3
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

4.6.2
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

4.6.3
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

4.7
Indenture, dated as of September 25, 2019, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 25, 2019).

4.8
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 29, 2019).

4.9
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 29, 2019).

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

10.21
Thirteenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 29, 2019, among Level 3 Parent, LLC, Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 29, 2019).

10.22
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's/Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this March 5, 2020

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller (Principal Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 5, 2020
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2020
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	March 5, 2020
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 5, 2020
Eric J. Mortensen