Form 10-Q
period 2020-03-31
Level 3 Parent, LLC
filed 2020-05-08
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•
statements concerning the anticipated impact of our transactions, investments, product development and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions, and the impact of our participation in government programs;

•
statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition or divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•
uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

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

•
possible changes in the demand for our products and services, including increased demand for high-speed data transmission services over the past few years and more recent changes that could result from disruptions caused by the COVID-19 pandemic;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and distributions;

•	our ability to implement our operating plans and corporate strategies. Including our delevering strategy;

•
changes in our operating plans, corporate strategies and capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•
the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could affect our business and liquidity;

•	the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•
our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•	CenturyLink's ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism, epidemics, pandemics or other natural or man-made disasters;

•	the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue (1)	$1,932	1,895
Operating revenue - affiliates	48	55
Total operating revenue (1)	1,980	1,950
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization) (1)	876	871
Selling, general and administrative	310	328
Operating expenses - affiliates	93	46
Depreciation and amortization	416	390
Goodwill impairment	—	3,708
Total operating expenses (1)	1,695	5,343
OPERATING INCOME (LOSS)	285	(3,393)
OTHER (EXPENSE) INCOME
Interest income - affiliate	13	16
Interest expense	(106)	(131)
Other (expense) income, net	(34)	12
Total other expense, net	(127)	(103)
INCOME (LOSS) BEFORE INCOME TAXES	158	(3,496)
Income tax expense	45	89
NET INCOME (LOSS)	$113	(3,585)
_____________________________________________________________________

(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$113	(3,585)
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments, net of $23 and ($1) tax	(228)	3
Other comprehensive (loss) income, net of tax	(228)	3
COMPREHENSIVE LOSS	$(115)	(3,582)

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239	316
Restricted cash - current	3	3
Accounts receivable, less allowance of $17 and $13	737	667
Note receivable - affiliate	1,468	1,590
Other	323	266
Total current assets	2,770	2,842
Property, plant and equipment, net of accumulated depreciation of $2,110 and $1,825	9,923	9,936
GOODWILL AND OTHER ASSETS
Goodwill	7,355	7,415
Operating lease assets	1,061	1,060
Restricted cash	18	19
Customer relationships, net	6,657	6,865
Other intangible assets, net	474	469
Other, net	474	492
Total goodwill and other assets	16,039	16,320
TOTAL ASSETS	$28,732	29,098
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$10	11
Accounts payable	698	654
Accounts payable - affiliates	862	669
Accrued expenses and other liabilities
Salaries and benefits	130	240
Income and other taxes	131	152
Current operating lease liabilities	273	249
Interest	78	85
Other	71	77
Current portion of deferred revenue	316	309
Total current liabilities	2,569	2,446
LONG-TERM DEBT	10,353	10,356
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,338	1,343
Deferred income taxes, net	212	241
Noncurrent operating lease liabilities	846	854
Other	297	313
Total deferred revenue and other liabilities	2,693	2,751

COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	13,524	13,724
Accumulated other comprehensive loss	(407)	(179)
Total member's equity	13,117	13,545
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,732	29,098

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$113	(3,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	416	390
Goodwill impairment	—	3,708
Deferred income taxes	38	79
Changes in current assets and liabilities:
Accounts receivable	(80)	4
Accounts payable	22	(48)
Other current assets and liabilities, net	(188)	(161)
Other current assets and liabilities, affiliate	105	119
Changes in other noncurrent assets and liabilities, net	(10)	(23)
Other, net	(21)	—
Net cash provided by operating activities	395	483
INVESTING ACTIVITIES
Capital expenditures	(349)	(285)
Payments of notes receivable - affiliates	122	—
Proceeds from sale of property, plant and equipment and other assets	33	—
Net cash used in investing activities	(194)	(285)
FINANCING ACTIVITIES
Payments of long-term debt	(4)	—
Distributions	(275)	(225)
Other	—	(1)
Net cash used in financing activities	(279)	(226)
Net decrease in cash, cash equivalents, restricted cash and securities	(78)	(28)
Cash, cash equivalents, restricted cash and securities at beginning of period	338	272
Cash, cash equivalents, restricted cash and securities at end of period	$260	244

Supplemental cash flow information:
Income taxes paid, net	$5	7
Interest paid (net of capitalized interest of $6 and $1)	115	139

Cash, cash equivalents, restricted cash and securities:
Cash and cash equivalents	$239	217
Restricted cash - current	3	2
Restricted cash - noncurrent	18	25
Total	$260	244
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,724	18,048
Net income (loss)	113	(3,585)
Cumulative effect of adoption of ASU 2016-02, Leases	—	(39)
Cumulative effect of adoption of ASU 2016-13, Credit losses	(3)	—
Distributions	(318)	(225)
Other	8	—
Balance at end of period	13,524	14,199
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(179)	(171)
Other comprehensive (loss) income	(228)	3
Balance at end of period	(407)	(168)
TOTAL MEMBER'S EQUITY	$13,117	14,031

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2019, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the first quarter of 2020.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for three months ended March 31, 2020 and 2019.

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

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. This change in accounting policy was applied retrospectively and decreased both operating revenue and cost of services and products by $96 million for both quarters ended March 31, 2020 and March 31, 2019. The change had no impact on operating income (loss) or net income (loss) in the consolidated statements of operations.
We changed our policy to present such taxes on the net basis and believe the new policy is preferable because of the historical and potential future regulatory rate changes outside of our control resulting in significant variability in tax and fee revenue that are not indicative of our operating performance. We believe the net presentation provides the most useful and transparent financial information and improves comparability and consistency of financial results.
Operating Lease Income

We lease various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2020, our gross rental income was $176 million, which represents approximately 9% of our operating revenue. For the three months ended March 31, 2019, our gross rental income was $50 million, which represents approximately 3% of our operating revenue.

Recently Adopted Accounting Pronouncements

During the first quarter of 2020, the SEC made significant changes to its disclosure requirements, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, which amended disclosure requirements related to registered debt securities which have been updated and relocated to Rule 13-01 of Regulation S-X. The final rule allows for streamlined disclosure models and permits presentation to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The rules become effective January 4, 2021, with voluntary compliance permitted immediately as elected by the Company.
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

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our opening accumulated deficit as of the date of adoption. The impact was a $3 million reduction to member's equity in the consolidated financial statements.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact the adoption will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. We are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.
Subsequent Event

As of the date of this report, $375 million of distributions were made to our parent during 2020, of which $100 million were made in the second quarter in 2020.

(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$7,355	7,415
Customer relationships, less accumulated amortization of $1,700 and $1,538	$6,657	6,865
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $179 and $146	$406	395
Trade names, less accumulated amortization of $63 and $57	68	74
Total other intangible assets, net	$474	$469

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

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

During the first quarter of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair value of our reporting unit was less than its carrying value as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill from December 31, 2019 through March 31, 2020:

(Dollars in millions)
As of December 31, 2019	$7,415
Effect of foreign currency exchange rate change and other	(60)
As of March 31, 2020	$7,355

Total amortization expense for intangible assets for the three months ended March 31, 2020 and 2019, was $208 million and $193 million, respectively. As of March 31, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.4 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining nine months)	$628
2021	836
2022	776
2023	747
2024	735

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total revenue (1)	$1,980	1,950
Adjustments for non-ASC 606 revenue (2)	(225)	(50)
Total revenue from contracts with customers	$1,755	1,900
_____________________________________________________________________

(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

(2) Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$731	678
Contract assets	40	32
Contract liabilities	378	423

(1)	Gross customer receivables of $748 million and $691 million, net of allowance for doubtful accounts of $17 million and $13 million, at March 31, 2020 and December 31, 2019, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2020 and March 31, 2019, we recognized $99 million and $95 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of March 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $3.9 billion. We expect to recognize approximately 89% of this revenue through 2022, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we are contractually entitled to bill pre-determined amounts for future services (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31,
	2020		2019
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$79	121	64	84
Costs incurred	23	23	18	26
Amortization	(16)	(22)	(8)	(13)
End of period balance	$86	122	74	97

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over an expected contract term of 12 to 60 months for our business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326"), we aggregate financial assets with similar risk characteristics such that expected credit losses reflect the credit quality or deterioration over the life of the asset. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized costs primarily consist of accounts receivable.

In developing our accounts receivable portfolio, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms, and their historical and expected credit loss patterns.

Prior to the adoption of the new credit loss standard, the allowance for doubtful accounts receivable reflected our best estimate of probable losses inherent in our receivable portfolio determined based on historical experience, specific allowances for known troubled accounts, and other currently available evidence.

We implemented the new standard, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.
If there is a deterioration of a customer's financial condition or if future default rates in general, including impacts of COVID-19, differ from those currently anticipated, we may have to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecast economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customer’s actual default in the future.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at January 1, 2020(1)	$18
Current Period provision for expected losses	5
Write-offs charged against the allowance	(7)
Recoveries collected	3
Foreign currency exchange rate change adjustment	(2)
Ending Balance at March 31, 2020	$17

______________________________________________________________________

(1)	The beginning balance includes the cumulative effect of the adoption of new credit loss standard
For the three months ended March 31, 2020, our allowance for credit losses for our business accounts receivable portfolio decreased due to a devaluation of foreign currency, partially offset by an increase in historical loss experience and weakening economic forecasts.

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	March 31, 2020	December 31, 2019
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt:(2)
Senior notes (3)	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (4)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (3)	4.625% - 5.625%	2022 - 2027	5,515	5,515
Finance leases	Various	Various	171	171
Unamortized premiums, net			99	104
Unamortized debt issuance costs			(33)	(34)
Total long-term debt			10,363	10,367
Less current maturities			(10)	(11)
Long-term debt, excluding current maturities			$10,353	10,356

(1)	As of March 31, 2020.
(2)	See the remainder of this Note for a description of certain parent and subsidiary guarantees and liens securing this debt.
(3)	As described further below, the notes are fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.
(4)	The Tranche B 2027 Term Loan had an interest rate of 2.739% as of March 31, 2020 and 3.549% at December 31, 2019.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt and finance leases (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2020 (remaining nine months)	$8
2021	8
2022	850
2023	1,211
2024	911
2025 and thereafter	7,309
Total long-term debt	$10,297

Covenants

The term loan and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on its ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

Certain of CenturyLink's and our debt instruments contain cross acceleration provisions.

Compliance

At March 31, 2020, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Additional Information

For additional information on our long-term debt, see Note 6—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

(6) Products and Services Revenue

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

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate services, which includes telecommunication services that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2020	2019 (1)
	(Dollars in millions)
IP and Data Services	$905	923
Transport and Infrastructure	648	630
Voice and Collaboration	353	340
Other	26	2
Affiliate Services	48	55
Total operating revenue	$1,980	1,950

_____________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to product reclassification changes. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

(7) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, note receivable-affiliate, accounts payable, accounts payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable, note receivable-affiliate, accounts payable and accounts payable-affiliate approximate their fair values.

The three input levels in the hierarchy of fair value measurements are defined by the Fair Value Measurement and Disclosure framework are generally as follows:

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		March 31, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,192	9,810	10,196	10,244

(8) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2020 aggregated to approximately $60 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure was $6 million at March 31, 2020.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of $37 million up to $42 million at March 31, 2020 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both March 31, 2020 and December 31, 2019, we had outstanding letters of credit or other similar obligations of approximately $23 million, of which $17 million and $18 million, respectively, are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 17 - Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2020:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2019	$2	(181)	(179)
Other comprehensive loss, net of tax	—	(228)	(228)
Net other comprehensive loss	—	(228)	(228)
Balance at March 31, 2020	$2	(409)	(407)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2019:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2018	$5	(176)	(171)
Other comprehensive loss before reclassifications, net of tax	—	3	3
Net other comprehensive loss	—	3	3
Balance at March 31, 2019	$5	(173)	(168)

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" set forth or referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2019, and with the consolidated financial statements and related notes in

Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based communications company engaged in providing a broad array of integrated communication services to our business customers. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps include:

•	CenturyLink taking the FCC’s “Keep Americans Connected Pledge,” which, in certain circumstances, obligates us to waive late fees and to forego certain service terminations;

•	establishing new protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

•	adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;

•	continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•	donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•	taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

By the end of the first quarter of 2020, social distancing, travel restrictions, business and school closures, and other actions taken in response to the pandemic had begun to impact us, our customers and our business. In particular, the pandemic has reduced our late fee and Vyvx revenues, as noted further below in this Item. However, most of those changes impacted only the latter portions of the first quarter of 2020. We expect that pandemic-related changes will have a more pronounced impact on our second quarter 2020 operating results, especially if the economic slowdown adversely impacts our customers' ability and willingness to order and pay for our products and services. The impact of those changes after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the duration of the health crisis, the length and severity of the economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Operating revenue (1)	$1,980	1,950
Operating expenses (1)	1,695	5,343
Operating income (loss)	285	(3,393)
Other expense, net	(127)	(103)
Income (loss) before income taxes	158	(3,496)
Income tax expense	45	89
Net income (loss)	$113	(3,585)
____________________________________________________________________

(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink’s non-consumer business included in CenturyLink’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

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

•	Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•	Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•	Affiliate Services, which includes telecommunication services that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

The following table summarizes our consolidated operating revenue recorded under our five revenue categories:

	Three Months Ended March 31,
	2020	2019 (1)	Increase/(Decrease)	% Change
	(Dollars in millions)
IP and Data Services	$905	923	(18)	(2)%
Transport and Infrastructure	648	630	18	3%
Voice and Collaboration	353	340	13	4%
Other	26	2	24	nm
Affiliate Services	48	55	(7)	(13)%
Total operating revenue	$1,980	1,950	30	2%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
____________________________________________________________________

(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to product reclassification changes. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

Our total operating revenue increased by $30 million, or 2%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the increase in managed services, transport and infrastructure and voice and collaboration services, which were partially offset by declines in IP and data and affiliate revenue due to a decrease in the level of services we provide to our affiliates.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization) (1)	$876	871	5	1%
Selling, general and administrative	310	328	(18)	(5)%
Operating expenses - affiliates	93	46	47	102%
Depreciation and amortization	416	390	26	7%
Goodwill impairment	—	3,708	(3,708)	nm
Total operating expenses (1)	$1,695	5,343	(3,648)	(68)%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
____________________________________________________________________

(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated May 7, 2020 for further information.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $5 million, or 1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in our cost of services and products was primarily due to higher network expense and voice usage costs, customer premises equipment costs from higher sales and customer installation costs. These increases were partially offset by a reduction in salaries and wages from lower headcount.

Selling, General and Administrative

Selling, general and administrative decreased by $18 million, or 5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in selling, general and administrative expenses was primarily due to reductions in property and other taxes, commissions, bad debt expense and a gain on the sale of an asset in the current quarter. These reductions were partially offset by higher employee-related benefits and real estate and power costs.

Operating Expenses - Affiliates

Operating expenses - affiliate increased by $47 million, or 102%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in operating expenses - affiliates was primarily due to the increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)	% Change
	(Dollars in millions)
Depreciation	$208	197	11	6%
Amortization	208	193	15	8%
Total depreciation and amortization	$416	390	26	7%

Depreciation expense increased by $11 million, or 6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to net growth in depreciable assets of $19 million partially offset by 2019 change in estimate of $5 million and foreign currency impact of $3 million.

Amortization expense increased by $15 million, or 8%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to net growth in amortizable assets of $15 million.

Goodwill Impairment

Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The decline in CenturyLink's stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill as of March 31, 2019.

When we performed our impairment test during the first quarter of 2019, we concluded that the estimated fair value of our business was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

During the first quarter of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than the Company, and when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following table summarizes other (expense) income and income tax expense:

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)	% Change
	(Dollars in millions)
Interest income - affiliate	$13	16	(3)	(19)%
Interest expense	(106)	(131)	(25)	(19)%
Other (expense) income, net	(34)	12	(46)	nm
Total other expense, net	$(127)	(103)	24	23%
Income tax expense	$45	89	(44)	(49)%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate decreased by $3 million, or 19%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to reduced receivable balances due to repayments from CenturyLink.

Interest Expense

Interest expense decreased by $25 million, or 19%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to lower average debt outstanding, lower interest rates from refinancing debt and lower variable interest rates.

Other (Expense) Income, net

Other income, net decreased by $46 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in other income, net was primarily due to an increase in foreign currency loss.

Income Tax Expense

For the three months ended March 31, 2020, our effective income tax rate was 28.5%. The effective tax rate for the three months ended March 31, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act.  Without the goodwill impairment, the rate would have been 42.0%.
Liquidity and Capital Resources

Overview

At March 31, 2020, we held cash and cash equivalents of $239 million. At March 31, 2020, cash and cash equivalents of $35 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of March 31, 2020, our long-term debt (including current maturities and finance leases) totaled $10.4 million, compared to $10.4 billion outstanding as of December 31, 2019. See Note 5—Long-Term Debt.

Subject to market conditions, from time to time we expect to continue to issue term debt or senior notes primarily to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in millions)
Net cash provided by operating activities	$395	483	(88)
Net cash used in investing activities	(194)	(285)	(91)
Net cash used in financing activities	(279)	(226)	53

Operating Activities

Net cash provided by operating activities decreased $88 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to an increase of $84 million in accounts receivable and a decrease in net income adjusted for non-cash items partially offset by an increase in accounts payable. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased $91 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to $122 million repayment of affiliate loans and increases in proceeds from the sale of property, plant and equipment, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased $53 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to an increase in distributions of $50 million.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 8 - Commitments, Contingencies and Other Items for additional information.

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

Summarized Financial Information

Level 3 Financing, Inc., our wholly owned subsidiary, has registered several series of Senior Notes that are fully and unconditionally and jointly and severally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC. Level 3 Financing, Inc., Level 3 Parent, LLC and Level 3 Communications, LLC are collectively referred to as the “Obligor Group.”

In conjunction with the registration of those Level 3 Financing, Inc. Senior Notes under the Securities Act of 1933, we have presented below the accompanying summarized financial information pursuant to SEC Regulation S-X Rule 13-01 "Guarantors and issuers of guaranteed securities registered or being registered."

The summarized financial information set forth below excludes subsidiaries that are not within the Obligor Group and presents transactions between the Obligor Group and the subsidiaries that do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”). Investment in, and equity in earnings of subsidiaries have been excluded from the summarized financial information.

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	958
Operating revenue-affiliates	—	—	51
Operating expenses	(25)	—	974
Operating expenses-affiliates	—	—	71
Operating income (loss)	25	—	(36)
Net income (loss)	1,011	87	(1,198)

The following tables present summarized financial information reflected in our consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$17,695	29,832	—
Note receivable-affiliate	1,468	—	—
Other current assets	3	—	502
Operating lease assets - affiliates	—	—	517
Other noncurrent assets	283	1,510	8,576
Accounts payable-affiliates	84	17	756
Current operating lease liabilities-affiliates	—	—	107
Due to affiliates	—	—	51,324
Other current liabilities	1	84	857
Non-current operating lease liabilities-affiliates	—	—	410
Other noncurrent liabilities	59	10,191	2,577

	December 31, 2019
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$16,828	29,796	—
Note receivable-affiliate	1,590	—	—
Other current assets	4	—	380
Operating lease assets - affiliates	—	—	527
Other noncurrent assets	284	1,485	8,546
Accounts payable-affiliates	80	17	569
Current operating lease liabilities-affiliates	—	—	109
Due to affiliates	—	—	50,005
Other current liabilities	1	104	977
Non-current operating lease liabilities-affiliates	—	—	418
Other noncurrent liabilities	57	10,196	2,613

Market Risk

At March 31, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of March 31, 2020, we had approximately $10.1 billion (excluding unamortized premiums, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also had $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8 - Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the additional risk factors appearing below:

An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic, could have a material adverse impact on our operating results and financial condition.
An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities (such as the shutdowns of sporting events, which has reduced our Vyvx revenues). We provide services in regions significantly impacted by COVID-19. The extent to which COVID-19 will ultimately impact our results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay in a timely manner, the impact on other third parties upon which our operations, financial performance and liquidity are materially reliant, impacts on our relationships with unionized employees and related collective bargaining agreements negotiations, impacts upon counterparty risk relative to our major contracts, impacts upon our transformational efforts and impacts on our supply chains or distribution channels for our products and services, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the risks and severity of COVID-19 and additional actions which may be taken to contain it or treat its impact. Such future uncertain and unpredictable developments include:

•
The duration, extent and severity of the pandemic. COVID-19 has rapidly spread worldwide, and it is not yet known (i) when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise, (iii) the extent to which various populations will experience more severe adverse health consequences, (iv) the effectiveness of current mitigation steps, and (v) whether or when treatments or vaccines will be developed to improve the rate of infection or staunch the pandemic.

•
The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action to substantially curtail household and business activity to help slow the spread of COVID-19 or to otherwise mitigate its potential adverse effects. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended or rescinded. The significant health and economic challenges arising out of the pandemic has led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies. The continuing impact of existing or new mandates, restrictions ,laws or regulations could have a material adverse impact on our operations and the operations of our suppliers or others with which we do business.

•
Impacts to economic and market conditions. COVID-19 has created significant disruption to and volatility in global, national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, worldwide labor markets and general economic conditions. These changes began to affect us, our customers and our business by the end of the first quarter of 2020. Following the first quarter of 2020, we expect these changes either may or will (i) increase the likelihood of litigation, including derivative shareholder litigation, (ii) continue to limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (iii) continue to result in changes in spending patterns or reduced demand for our products and services, (iv) result in reductions in our labor force, (v) cause us to change our operating or capital spending plans, (vi) result in future changes in tax rates, (vii) restrict our ability to implement our transformation plans and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•
Impacts to Capital Markets. Shortly after COVID-19 began its rapid spread beyond Asia, domestic and worldwide capital markets ceased operating for a short period, and have remained unstable or unpredictable since then, particularly for non-investment grade issuers. Legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continue to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

•
Impacts to individuals and companies that may do business with us or be involved in our business. COVID-19 may impact the health of our employees, directors or customers, reduce the availability of our workforce or those of companies with which we do business, create disruptions in our supply chain or otherwise cause human impacts that have a material adverse impact on our business.

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.
While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by governments to combat it are expected to impact us to a greater degree in the second quarter of 2020 and could have a material adverse impact on our operating results and financial condition.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2019, including those relating to the risks of additional asset impairments. Specifically, during the first quarter of 2020, CenturyLink observed a decline in its stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more than likely than not that the fair value of our reporting unit was less than its carrying value as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.
We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition.
In light of the uncertain and evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, business partners and the communities in which we participate, which could have a material adverse impact on our operating results and financial condition. To this end, we have, among other things, established safety protocols for the safety of our on-site technicians and customers, adopted an employee work-from-home policy where employees who can work-from-home do so, substantially restricted non-essential business travel and taken the “Keep Americans Connected Pledge,” which obligates us in certain circumstances to waive late fees and to not terminate a residential or small business customer’s service due to financial circumstances associated with COVID-19 for a period of time. In addition to reducing our late fee revenues, these measures could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition. The extent to which COVID-19 may impact our workforce, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with a reasonable level of certainty at this time.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

18.1*	Preferability Letter
22.1*	Guaranteed Securities
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2020.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)