Form 10-Q
period 2020-06-30
Level 3 Parent, LLC
filed 2020-08-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
(720) 888-1000
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•forecasts of our anticipated future results of operations, cash flows or financial position;

•statements concerning the anticipated impact of our transactions, investments, product development, and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•possible changes in the demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and distributions;

•our ability to successfully and timely implement our operating plans and corporate strategies, including our delevering strategy;

•changes in our operating plans, corporate strategies and capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•our ability to effectively retain and hire key personnel and maintain satisfactory relations with our workforce;

•the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•CenturyLink's ability to use our net operating loss carryforwards in the amounts projected;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•changes in tax, communications, healthcare or other laws or regulations or in general government funding levels;

•the effects of changes in accounting policies, practices or assumptions including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics or other natural or man-made disasters;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,932	1,888	3,864	3,783
Operating revenue - affiliates	52	38	100	93
Total operating revenue	1,984	1,926	3,964	3,876
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	890	831	1,766	1,702
Selling, general and administrative	312	347	622	675
Operating expenses - affiliates	80	87	173	133
Depreciation and amortization	405	389	821	779
Goodwill impairment	—	—	—	3,708
Total operating expenses	1,687	1,654	3,382	6,997
OPERATING INCOME (LOSS)	297	272	582	(3,121)
OTHER (EXPENSE) INCOME
Interest income - affiliate	13	16	26	32
Interest expense	(96)	(130)	(202)	(261)
Other income (expense), net	22	3	(12)	15
Total other expense, net	(61)	(111)	(188)	(214)
INCOME (LOSS) BEFORE INCOME TAXES	236	161	394	(3,335)
Income tax expense	60	51	105	140
NET INCOME (LOSS)	$176	110	289	(3,475)
_____________________________________________________________________

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$176	110	289	(3,475)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of $(4), $3, $19 and $2 tax	8	(8)	(220)	(5)
Other comprehensive income (loss), net of tax	8	(8)	(220)	(5)
COMPREHENSIVE INCOME (LOSS)	$184	102	69	(3,480)

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,462	316
Accounts receivable, less allowance of $28 and $13	793	667
Note receivable - affiliate	1,468	1,590
Other	305	269
Total current assets	4,028	2,842
Property, plant and equipment, net of accumulated depreciation of $2,309 and $1,825	10,059	9,936
GOODWILL AND OTHER ASSETS
Goodwill	7,355	7,415
Other intangible assets, net	6,958	7,334
Other, net	1,508	1,571
Total goodwill and other assets	15,821	16,320
TOTAL ASSETS	$29,908	29,098
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,210	11
Accounts payable	689	654
Accounts payable - affiliates	959	669
Accrued expenses and other liabilities
Salaries and benefits	188	240
Income and other taxes	132	152
Current operating lease liabilities	275	249
Other	168	162
Current portion of deferred revenue	310	309
Total current liabilities	3,931	2,446
LONG-TERM DEBT	10,332	10,356
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,382	1,343
Noncurrent operating lease liabilities	851	854
Other	510	554
Total deferred revenue and other liabilities	2,743	2,751
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	13,301	13,724
Accumulated other comprehensive loss	(399)	(179)
Total member's equity	12,902	13,545
TOTAL LIABILITIES AND MEMBER'S EQUITY	$29,908	29,098

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$289	(3,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	821	779
Goodwill impairment	—	3,708
Deferred income taxes	88	117
Changes in current assets and liabilities:
Accounts receivable	(149)	(78)
Accounts payable	5	(53)
Other assets and liabilities, net	(82)	(124)
Other assets and liabilities, affiliate	194	212
Changes in other noncurrent assets and liabilities, net	25	33
Other, net	(34)	4
Net cash provided by operating activities	1,157	1,123
INVESTING ACTIVITIES
Capital expenditures	(726)	(576)
Payments of notes receivable - affiliates	122	—
Proceeds from sale of property, plant and equipment and other assets	80	1
Net cash used in investing activities	(524)	(575)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,188	—
Distributions	(675)	(565)
Other	(7)	(2)
Net cash provided by (used in) financing activities	506	(567)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,139	(19)
Cash, cash equivalents and restricted cash at beginning of period	338	272
Cash, cash equivalents and restricted cash at end of period	$1,477	253
Supplemental cash flow information:
Income taxes paid, net	$(12)	(12)
Interest paid (net of capitalized interest of $13 and $4)	$(199)	(275)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,462	228
Restricted cash included in Other current assets	3	3
Restricted cash included in Other, net noncurrent assets	12	22
Total	$1,477	253

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,524	14,199	13,724	18,048
Net income (loss)	176	110	289	(3,475)
Cumulative effect of adoption of ASU 2016-02, Leases	—	—	—	(39)
Cumulative effect of adoption of ASU 2016-13, Credit losses	—	—	(3)	—
Distributions	(400)	(340)	(718)	(565)
Other	1	—	9	—
Balance at end of period	13,301	13,969	13,301	13,969
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(407)	(168)	(179)	(171)
Other comprehensive income (loss)	8	(8)	(220)	(5)
Balance at end of period	(399)	(176)	(399)	(176)
TOTAL MEMBER'S EQUITY	$12,902	13,793	12,902	13,793

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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (CenturyLink and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the second quarter of 2020.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for three and six months ended June 30, 2020 and 2019.

Operating lease assets are included in Other, net under goodwill and other assets on our consolidated balance sheets.

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

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $92 million and $88 million for the three months ended June 30, 2020 and 2019, respectively, and $188 million and $184 million for the six months ended June 30, 2020 and 2019 respectively. The change has no impact on operating income (loss) or net income (loss) in our consolidated statements of operations. Refer to our Form 8-K filing dated May 7, 2020 for further information.
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
Operating Lease Income

We lease various dark fiber, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three and six months ended June 30, 2020, our gross rental income was $192 million and $368 million, respectively, which represents approximately 10% and 9%, respectively, of our operating revenue. For the three and six months ended June 30, 2019, our gross rental income was $51 million and $101 million, respectively, which represents approximately 3% of our operating revenue for both periods.

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
Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our opening accumulated deficit as of the date of adoption. The impact was a $3 million reduction to member's equity in the consolidated financial statements.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

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
Subsequent Event

As of the filing date of this report, $850 million of cash distributions were made to our parent during 2020, of which $175 million were made in the third quarter in 2020.

(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$7,355	7,415
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $1,878 and $1,538	$6,484	6,865
Capitalized software, less accumulated amortization of $204 and $146	413	395
Trade names, less accumulated amortization of $70 and $57	61	74
Total other intangible assets, net	$6,958	7,334

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

During the first half of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and, when considered with other factors, we have concluded it is not more likely than not that our fair value of our reporting unit was less than its carrying value as of the period ended June 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill from December 31, 2019 through June 30, 2020:

(Dollars in millions)
As of December 31, 2019	$7,415
Effect of foreign currency exchange rate changes and other	(60)
As of June 30, 2020	$7,355

Total amortization expense for intangible assets for the three months ended June 30, 2020 and 2019, was $208 million and $205 million, respectively, and for the six months ended June 30, 2020 and 2019 was $416 million and $398 million, respectively. As of June 30, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.5 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining six months)	$420
2021	837
2022	776
2023	749
2024	737

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue (1)	$1,984	1,926	3,964	3,876
Adjustments for non-ASC 606 revenue	(228)	(89)	(453)	(194)
Total revenue from contracts with customers	$1,756	1,837	3,511	3,682
_____________________________________________________________________
(1) Includes sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$805	678
Contract assets	33	32
Contract liabilities	382	423
(1)Reflects gross customer receivables of $833 million and $691 million, net of allowance for doubtful accounts of $28 million and $13 million, at June 30, 2020 and December 31, 2019, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended June 30, 2020 and 2019, we recognized $30 million and $24 million, respectively, and for the six months ended June 30, 2020 and 2019, we recognized $129 million and $119 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of June 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts (including affiliates) that are unsatisfied (or partially satisfied) is approximately $3.8 billion. We expect to recognize approximately 87% of this revenue through 2022, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30,
	2020		2019
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$86	122	74	97
Costs incurred	7	21	11	25
Amortization	(16)	(21)	(12)	(16)
End of period balance	$77	122	73	106

	Six Months Ended June 30,
	2020		2019
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$79	121	64	84
Costs incurred	30	44	29	51
Amortization	(32)	(43)	(20)	(29)
End of period balance	$77	122	73	106

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

(4) Credit Losses on Financial Instruments
In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326"), we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of the asset. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$18
Provision for expected losses	18
Write-offs charged against the allowance	(12)
Recoveries collected	6
Foreign currency exchange rate changes adjustment	(2)
Ending balance at June 30, 2020	$28
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard

For the six months ended June 30, 2020, we increased our allowance for credit losses for our accounts receivable portfolio due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe are predominantly attributable to the current COVID-19 induced economic slowdown. The increases were partially offset by foreign currency exchange rate changes.

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	June 30, 2020	December 31, 2019
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2) (3)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (4)	LIBOR + 1.750%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (3)	4.250% - 5.625%	2022 - 2028	6,715	5,515
Finance leases	Various	Various	169	171
Unamortized premiums, net			93	104
Unamortized debt issuance costs			(46)	(34)
Total long-term debt			11,542	10,367
Less current maturities (5)			(1,210)	(11)
Long-term debt, excluding current maturities			$10,332	10,356

(1)	As of June 30, 2020.
(2)	See Note 6—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)	This debt is fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.
(4)	The Tranche B 2027 Term Loan had an interest rate of 1.928% at June 30, 2020 and 3.549% at December 31, 2019.
(5)	See "Subsequent Event" for further details on the July 15, 2020 redemption of $1.2 billion of senior unsecured notes.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt and finance leases as of June 30, 2020 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2020 (remaining six months)	$1,207
2021	8
2022	10
2023	850
2024	911
2025 and thereafter	8,509
Total long-term debt	$11,495

New Issuance

On June 15, 2020, Level 3 Financing, Inc. issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). The net proceeds from the offering were used, together with cash on hand, to redeem all $840 million aggregate principal amount of Level 3 Financing, Inc.’s outstanding 5.375% Senior Notes due 2022 and $360 million aggregate principal amount of Level 3 Financing’s outstanding 5.625% Senior Notes due 2023. The 2028 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC upon receipt of all requisite material governmental authorizations. See "Subsequent Event" for more detail.

Covenants

The term loan, senior secured notes, and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on its ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing, Inc. will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

Certain of CenturyLink's and our debt instruments contain cross acceleration provisions.

Compliance

As of June 30, 2020, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Subsequent Event

On July 15, 2020, Level 3 Financing, Inc. used the proceeds from the issuance of the 2028 Notes to fully redeem all $840 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2022 and $360 million aggregate principal amount of its outstanding 5.625% Senior Notes due 2023.

(6) Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		June 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$11,373	11,271	10,196	10,244

(7) Products and Services Revenue

We categorize our products, services and revenue among the following five categories:
•IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;
•Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center services, including cloud, hosting and application management solutions, professional services, network security services, dark fiber services and other ancillary services;
•Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;
•Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and
•Affiliate services, which includes telecommunication services that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
IP and Data Services	$893	915	1,798	1,838
Transport and Infrastructure	634	631	1,282	1,261
Voice and Collaboration	382	341	735	681
Other	23	1	49	3
Affiliate Services	52	38	100	93
Total operating revenue	$1,984	1,926	3,964	3,876
_____________________________________________________________________

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at

June 30, 2020 aggregated to approximately $56 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of exposure was $5 million at June 30, 2020.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of $37 million up to $52 million at June 30, 2020 in excess of the accruals established for these matters.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both June 30, 2020 and December 31, 2019, we had outstanding letters of credit or other similar obligations of approximately $17 million and $23 million, respectively, of which $12 million and $18 million, respectively, are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2020:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2019	$2	(181)	(179)
Other comprehensive loss, net of tax	—	(220)	(220)
Net other comprehensive loss	—	(220)	(220)
Balance at June 30, 2020	$2	(401)	(399)

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

During the three and six month periods ended June 30, 2020 and 2019 there were no reclassifications out of accumulated other comprehensive income (loss) in our statements of operations.

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

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken a variety of steps over the past several months to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

•CenturyLink taking the FCC’s “Keep Americans Connected Pledge,” which obligated us in certain circumstances to waive late fees and to forego certain service terminations through the end of the second quarter of 2020;

•establishing new protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;

•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, the pandemic has (i) increased certain of our revenue streams and decreased others (including late fee revenue), and (ii) caused us to increase our allowances for credit losses. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions further deteriorate. The impact of the pandemic after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

We categorize our products, services and revenue among the following five categories:

•IP and Data Services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions, professional services, dark fiber services and other ancillary services;

•Voice and Collaboration, which includes primarily TDM voice services, VoIP and other ancillary services;

•Other, which includes sublease rental income and information technology services and managed services, which may be purchased in conjunction with our other network services; and

•Affiliate Services, which includes telecommunication services that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue	$1,984	1,926	3,964	3,876
Operating expenses	1,687	1,654	3,382	6,997
Operating income (loss)	297	272	582	(3,121)
Other expense, net	(61)	(111)	(188)	(214)
Income (loss) before income taxes	236	161	394	(3,335)
Income tax expense	60	51	105	140
Net income (loss)	$176	110	289	(3,475)
____________________________________________________________________

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink’s non-consumer business included in CenturyLink’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our five above-described revenue categories:

	Three Months Ended June 30,
	2020	2019 (1)	% Change
	(Dollars in millions)
IP and Data Services	$893	915	(2)%
Transport and Infrastructure	634	631	—%
Voice and Collaboration	382	341	12%
Other	23	1	nm
Affiliate Services	52	38	37%
Total operating revenue	$1,984	1,926	3%

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
IP and Data Services	$1,798	1,838	(2)%
Transport and Infrastructure	1,282	1,261	2%
Voice and Collaboration	735	681	8%
Other	49	3	nm
Affiliate Services	100	93	8%
Total operating revenue	$3,964	3,876	2%
__________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenue increased by $58 million, or 3%, and $88 million, or 2%, respectively for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Increases in total operating revenue for both periods were primarily due to the increase in transport and infrastructure, voice and collaboration services, managed services, and affiliate services, which were partially offset by declines in IP and data from reduced VPN networks.

Operating Expenses

The following table summarized our consolidated operating expenses:

	Three Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$890	831	7%
Selling, general and administrative	312	347	(10)%
Operating expenses - affiliates	80	87	(8)%
Depreciation and amortization	405	389	4%
Total operating expenses	$1,687	$1,654	2%

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,766	1,702	4%
Selling, general and administrative	622	675	(8)%
Operating expenses - affiliates	173	133	30%
Depreciation and amortization	821	779	5%
Goodwill impairment	—	3,708	nm
Total operating expenses	$3,382	$6,997	(52)%
____________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $59 million, or 7%, and $64 million, or 4%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Increases in cost of services and products (exclusive of depreciation and amortization) for both periods were primarily due to increases in salaries and wages from higher bonus accrual, overtime and severance, facility costs from higher voice usage and conferencing, and network expenses from customer installation, repairs, and maintenance.

Selling, General and Administrative

Selling, general and administrative decreased by $35 million, or 10%, and $53 million, or 8%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. The decreases in selling, general and administrative for both periods were primarily due to gains on sale of assets, partially offset by increases in bad debt expense and property and other taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $7 million, or 8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 primarily due to a decline in the level of services provided to us by our affiliates. Operating expenses - affiliates increased by $40 million, or 30%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Depreciation	$197	184	7%
Amortization	208	205	1%
Total depreciation and amortization	$405	389	4%

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Depreciation	$405	381	6%
Amortization	416	398	5%
Total depreciation and amortization	$821	779	5%

Depreciation expense increased by $13 million, or 7%, and $24 million, or 6%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Increases in depreciation expense for both periods were primarily due to net growth in depreciable assets of $21 million and $31 million, respectively, which was partially offset by foreign currency impact of $6 million and $9 million, respectively.

Amortization expense increased by $3 million, or 1%, and $18 million, or 5%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Increases in amortization expense for both periods were primarily due to net growth in amortizable assets of $4 million and $19 million, respectively.

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

During the first half of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and, when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value as of the period ended June 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than our carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

        See Note 2 - Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following tables summarize other (expense) income and income tax expense:

	Three Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Interest income - affiliate	$13	16	(19)%
Interest expense	(96)	(130)	(26)%
Other income, net	22	3	nm
Total other expense, net	$(61)	(111)	(45)%
Income tax expense	$60	51	18%

	Six Months Ended June 30,
	2020	2019	% Change
	(Dollars in millions)
Interest income - affiliate	$26	32	(19)%
Interest expense	(202)	(261)	(23)%
Other (expense) income, net	(12)	15	nm
Total other expense, net	$(188)	(214)	(12)%
Income tax expense	$105	140	(25)%
____________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate decreased by $3 million, or 19%, and $6 million, or 19%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. Decreases in interest income - affiliate for both periods were primarily due to lower receivable balances due to repayments from CenturyLink.

Interest Expense

Interest expense decreased by $34 million, or 26%, and $59 million, or 23%, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. These decreases in interest expense were primarily due to (i) the decrease in our average interest rate of 5.13% to 4.11% for the three months ended June 30, 2019 compared to June 30, 2020 and (ii) the decrease in our average interest rate from 5.13% to 4.23% for the six months ended June 30, 2019 compared to June 30, 2020.

Other (Expense) Income, net

Other income, net increased by $19 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 primarily due to a foreign currency gain. Other income, net decreased by $27 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to foreign currency.

Income Tax Expense

For the three months ended June 30, 2020 and the three months ended June 30, 2019, our effective income tax rate was 25.4% and 31.7%, respectively. The effective tax rate for the three months ended June 30, 2019 was significantly impacted by the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act. For the six months ended June 30, 2020 and the six months ended June 30, 2019, our effective income tax rate was 26.6% and (4.2)%, respectively. The effective tax rate for the six months ended June 30, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act. Without the goodwill impairment, the rate would have been 37.5%.

Liquidity and Capital Resources

Overview

At June 30, 2020, we held cash and cash equivalents of $1.5 billion (including cash held to fund redemptions of $1.2 billion aggregate principal amount of debt securities scheduled for July 15, 2020). At June 30, 2020, cash and cash equivalents of $80 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

Capital Expenditures

We incur capital expenditures on an ongoing basis to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We and CenturyLink evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities and cash required for other purposes.

Debt and Other Financing Arrangements

As of June 30, 2020, our long-term debt (including current maturities and finance leases) totaled $11.5 billion, compared to $10.4 billion outstanding as of December 31, 2019. See Note 5 - Long-Term Debt. See Note 5 - Long-Term Debt "—Subsequent Event," we paid off $1.2 billion of Senior Notes on July 15, 2020.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2020	2019	Change
	(Dollars in millions)
Net cash provided by operating activities	$1,157	1,123	34
Net cash used in investing activities	(524)	(575)	(51)
Net cash provided by (used in) financing activities	506	(567)	1,073

Operating Activities

Net cash provided by operating activities increased $34 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to an increase in net income adjusted for non-cash items and accounts payable, partially offset by an increase in accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of the timing differences, including with respect to the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased $51 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to receipt of affiliate notes receivable payments and increases in proceeds from the sale of property, plant and equipment, which was partially offset by an increase in capital expenditures.

Financing Activities

Net cash provided by (used in) financing activities increased $1.1 billion for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to net proceeds from issuance of long-term debt, which was partially offset by an increase in distributions.

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

The following tables present summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	1,940
Operating revenue-affiliates	—	—	109
Operating expenses	(50)	1	1,931
Operating expenses-affiliates	—	—	128
Operating income (loss)	50	(1)	(10)
Net income (loss)	2,055	180	(2,350)

The following tables present summarized financial information reflected in our consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$18,351	31,102	—
Note receivable-affiliate	1,468	—	—
Other current assets	3	—	1,759
Operating lease assets - affiliates	—	—	492
Other noncurrent assets	279	1,534	8,821
Accounts payable-affiliates	83	16	835
Current operating lease liabilities-affiliates	—	—	105
Due to affiliates	—	—	53,848
Other current liabilities	1	1,303	869
Non-current operating lease liabilities-affiliates	—	—	387
Other noncurrent liabilities	70	10,172	2,618

	December 31, 2019
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$16,828	29,796	—
Note receivable-affiliate	1,590	—	—
Other current assets	4	—	380
Operating lease assets - affiliates	—	—	527
Other noncurrent assets	284	1,485	8,546
Accounts payable-affiliates	80	17	569
Current operating lease liabilities-affiliates	—	—	109
Due to affiliates	—	—	50,005
Other current liabilities	1	104	977
Non-current operating lease liabilities-affiliates	—	—	418
Other noncurrent liabilities	57	10,196	2,613

Market Risk

At June 30, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of June 30, 2020, we had approximately $11.3 billion (excluding unamortized premiums, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 73% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also had $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which are amended and restated in their entirety below:

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on our operating results and financial condition.
An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities (such as the shutdowns of events or businesses from which we previously earned revenues). Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and services. Such future uncertain and unpredictable developments include:
•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether or when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise or return, (iii) the effectiveness of current or future mitigation steps, and (iv) whether or when treatments or vaccines will be developed to ameliorate or staunch the pandemic.

•The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action in response to the pandemic that has depressed economic activity. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) cause us to delay, change, or fail to attain our operating, capital spending or transformational plans, (iv) result in future changes in tax rates, (v) increase the risk of litigation and (vi) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•Impacts to capital markets. Shortly after COVID-19 began its worldwide spread, domestic and worldwide capital markets experienced periods of instability or unpredictability, particularly for non-investment grade issuers. Legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continue to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.
If the pandemic intensifies or economic conditions further deteriorate, the adverse impact of the pandemic has on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, further deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part 1 of this report.

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition.
The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

4.1
Indenture, dated June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on June 15, 2020).

22.1	Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
* Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2020.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)