Form 10-Q
period 2020-09-30
Level 3 Parent, LLC
filed 2020-11-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF CENTURYLINK, INC. (DOING BUSINESS AS LUMEN TECHNOLOGIES), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).

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

Special Note Regarding Controlling Member

All references herein to CenturyLink, Lumen Technologies or Lumen are to CenturyLink, Inc., our ultimate controlling member. On September 14, 2020, CenturyLink, Inc. announced the "Lumen" brand launch and effective September 18, 2020 CenturyLink, Inc. began trading under the ticker symbol “LUMN”. As a result, CenturyLink, Inc. is referred to as “Lumen Technologies”, or simply “Lumen”. The legal name “CenturyLink, Inc.” is expected to be formally changed to “Lumen Technologies, Inc.” upon satisfying all applicable legal requirements.

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

•statements concerning the anticipated impact of our transactions, investments, product development, and other initiatives, including synergies or costs associated with these initiatives;

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

•the negative impact of increases in the costs of Lumen’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

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

•Lumen's ability to use their net operating loss carryforwards in the amounts projected;

•Lumen's ability to obtain approvals to implement their new brand name change;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, communications, healthcare or other laws or regulations or in general government funding levels, including those that might occur after the U.S. elections on November 3, 2020;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,918	1,911	5,782	5,694
Operating revenue - affiliates	53	41	153	134
Total operating revenue	1,971	1,952	5,935	5,828
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	857	848	2,623	2,550
Selling, general and administrative	300	289	922	964
Operating expenses - affiliates	101	76	274	209
Depreciation and amortization	429	430	1,250	1,209
Goodwill impairment	—	—	—	3,708
Total operating expenses	1,687	1,643	5,069	8,640
OPERATING INCOME (LOSS)	284	309	866	(2,812)
OTHER (EXPENSE) INCOME
Interest income - affiliate	13	15	39	47
Interest expense	(99)	(123)	(301)	(384)
Other income (expense), net	41	(13)	29	2
Total other expense, net	(45)	(121)	(233)	(335)
INCOME (LOSS) BEFORE INCOME TAXES	239	188	633	(3,147)
Income tax expense	42	74	147	214
NET INCOME (LOSS)	$197	114	486	(3,361)
_____________________________________________________________________

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$197	114	486	(3,361)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of $(21), $22, $(2) and $24 tax	41	(110)	(179)	(115)
Other comprehensive income (loss), net of tax	41	(110)	(179)	(115)
COMPREHENSIVE INCOME (LOSS)	$238	4	307	(3,476)

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$256	316
Accounts receivable, less allowance of $37 and $13	730	667
Note receivable - affiliate	1,468	1,590
Other	316	269
Total current assets	2,770	2,842
Property, plant and equipment, net of accumulated depreciation of $2,546 and $1,825	10,334	9,936
GOODWILL AND OTHER ASSETS
Goodwill	7,369	7,415
Other intangible assets, net	6,779	7,334
Other, net	1,490	1,571
Total goodwill and other assets	15,638	16,320
TOTAL ASSETS	$28,742	29,098
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$13	11
Accounts payable	612	654
Accounts payable - affiliates	1,149	669
Accrued expenses and other liabilities
Salaries and benefits	196	240
Income and other taxes	127	152
Current operating lease liabilities	256	249
Other	137	162
Current portion of deferred revenue	305	309
Total current liabilities	2,795	2,446
LONG-TERM DEBT	10,377	10,356
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,389	1,343
Operating lease liabilities	930	854
Other	513	554
Total deferred revenue and other liabilities	2,832	2,751
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	13,096	13,724
Accumulated other comprehensive loss	(358)	(179)
Total member's equity	12,738	13,545
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,742	29,098

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$486	(3,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,250	1,209
Goodwill impairment	—	3,708
Deferred income taxes	124	165
Changes in current assets and liabilities:
Accounts receivable	(101)	(28)
Accounts payable	(139)	(72)
Other assets and liabilities, net	(195)	(126)
Other assets and liabilities, affiliate	364	306
Changes in other noncurrent assets and liabilities, net	116	57
Other, net	39	(14)
Net cash provided by operating activities	1,944	1,844
INVESTING ACTIVITIES
Capital expenditures	(1,124)	(982)
Payments of notes receivable - affiliates	122	235
Proceeds from sale of property, plant and equipment and other assets	105	27
Other, net	—	(25)
Net cash used in investing activities	(897)	(745)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,020	988
Distributions	(1,075)	(709)
Payments of long-term debt	(2,056)	(404)
Other	(4)	—
Net cash used in financing activities	(1,115)	(125)
Net (decrease) increase in cash, cash equivalents and restricted cash	(68)	974
Cash, cash equivalents and restricted cash at beginning of period	338	272
Cash, cash equivalents and restricted cash at end of period	$270	1,246
Supplemental cash flow information:
Income taxes paid, net	$(20)	(17)
Interest paid (net of capitalized interest of $18 and $9)	$(323)	(416)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256	1,224
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	12	19
Total	$270	1,246

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,301	13,969	13,724	18,048
Net income (loss)	197	114	486	(3,361)
Cumulative effect of adoption of ASU 2016-02, Leases	—	—	—	(39)
Cumulative effect of adoption of ASU 2016-13, Credit losses	—	—	(3)	—
Distributions	(400)	(144)	(1,118)	(709)
Other	(2)	—	7	—
Balance at end of period	13,096	13,939	13,096	13,939
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(399)	(176)	(179)	(171)
Other comprehensive income (loss)	41	(110)	(179)	(115)
Balance at end of period	(358)	(286)	(358)	(286)
TOTAL MEMBER'S EQUITY	$12,738	13,653	12,738	13,653

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our”, unless the context otherwise requires, refer to Level 3 Parent, LLC and its consolidated subsidiaries. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries including Qwest Corporation, referred to as "Qwest", and its direct parent company, Qwest Services Corporation.

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2019, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the third quarter of 2020.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for three and nine months ended September 30, 2020 and 2019.

Operating lease assets are included in Other, net under goodwill and other assets on our consolidated balance sheets.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $113 million and $112 million for the three months ended September 30, 2020 and 2019, respectively, and $301 million and $296 million for the nine months ended September 30, 2020 and 2019 respectively. The change has no impact on operating income (loss) or net income (loss) in our consolidated statements of operations. Refer to our Form 8-K filing dated May 7, 2020 for further information.
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
Operating Lease Income

We lease various dark fiber, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three and nine months ended September 30, 2020, our gross rental income was $197 million and $565 million, respectively, which represents approximately 10% for both periods of our operating revenue. For the three and nine months ended September 30, 2019, our gross rental income was $52 million and $153 million, respectively, which represents approximately 3% for both periods of our operating revenue.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. We are evaluating ASU 2020-04's applicability to relevant transactions referencing the London Inter-bank Offering Rate ("LIBOR") or another reference rate expected to be discontinued and the resulting impact on our consolidated financial statements.
Subsequent Event

As of the filing date of this report, $1.2 billion of cash distributions were made to our parent during 2020, of which $125 million were made in the fourth quarter in 2020.

The notes receivable - affiliate due to mature on November 1, 2020 was refinanced via a revolving credit facility on October 15, 2020 due upon demand, or on October 15, 2025, whichever occurs first. Level 3 Parent, LLC is the sole lender under the revolving credit facility, which was initially priced at 4.250%. The revolving credit facility has covenants, such as a maximum total leverage ratio, and is subject to other limitations. The revolving credit facility is subordinated in accordance to the terms required under the CenturyLink credit agreement.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$7,369	7,415
Customer relationships, less accumulated amortization of $2,058 and $1,538	$6,315	6,865
Capitalized software, less accumulated amortization of $229 and $146	409	395
Trade names, less accumulated amortization of $76 and $57	55	74
Total other intangible assets, net	$6,779	7,334

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

Because Lumen's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value of equity was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

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

During 2020, we observed a decline in Lumen's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us and, when considered with other factors, we have concluded it is not more likely than not that our fair value of our reporting unit was less than its carrying value as of the period ended September 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill from December 31, 2019 through September 30, 2020:

(Dollars in millions)
As of December 31, 2019	$7,415
Effect of foreign currency exchange rate changes and other	(46)
As of September 30, 2020	$7,369

Total amortization expense for intangible assets for the three months ended September 30, 2020 and 2019, was $210 million and $206 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $626 million and $604 million, respectively. As of September 30, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.5 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining three months)	$211
2021	841
2022	780
2023	752
2024	740

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue	$1,971	1,952	5,935	5,828
Adjustments for non-ASC 606 revenue (1)	(234)	(94)	(687)	(288)
Total revenue from contracts with customers	$1,737	1,858	5,248	5,540
_____________________________________________________________________
(1) Includes lease revenue which is not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$766	678
Contract assets	32	32
Contract liabilities	383	423
(1)Reflects gross customer receivables of $803 million and $691 million, net of allowance for doubtful accounts of $37 million and $13 million, at September 30, 2020 and December 31, 2019, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended September 30, 2020 and 2019, we recognized $29 million and $27 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized $158 million and $146 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of September 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts (including affiliates) that are partially or wholly unsatisfied is approximately $3.9 billion. We expect to recognize approximately 84% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30,
	2020		2019
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$77	122	73	106
Costs incurred	14	21	13	26
Amortization	(15)	(22)	(12)	(17)
End of period balance	$76	121	74	115

	Nine Months Ended September 30,
	2020		2019
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$79	121	64	84
Costs incurred	44	65	42	77
Amortization	(47)	(65)	(32)	(46)
End of period balance	$76	121	74	115

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over an expected contract term of 12 to 60 months for our business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$18
Provision for expected losses	34
Write-offs charged against the allowance	(21)
Recoveries collected	8
Foreign currency exchange rate changes adjustment	(2)
Ending balance at September 30, 2020	$37
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard

For the nine months ended September 30, 2020, we increased our allowance for credit losses for our accounts receivable portfolio due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe were predominantly attributable to the COVID-19 induced economic slowdown. We believe that decreased write-offs (net of recoveries) driven by COVID-19 have further contributed to an increase in our allowance for credit losses.

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities(1)	September 30, 2020	December 31, 2019
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt:(2)(3)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (4)	LIBOR + 1.750%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (3)	3.625% - 5.375%	2024 - 2029	5,515	5,515
Finance leases	Various	Various	256	171
Unamortized premiums, net			63	104
Unamortized debt issuance costs			(55)	(34)
Total long-term debt			10,390	10,367
Less current maturities			(13)	(11)
Long-term debt, excluding current maturities			$10,377	10,356
______________________________________________________________________
(1)As of September 30, 2020.
(2)See Note 6—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)This debt is, or is expected to be, fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.
(4)The Tranche B 2027 Term Loan had an interest rate of 1.897% at September 30, 2020 and 3.549% at December 31, 2019.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt and finance leases as of September 30, 2020 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2020 (remaining three months)	$5
2021	12
2022	13
2023	15
2024	916
2025 and thereafter	9,421
Total long-term debt	$10,382

Redemption of Senior Notes

On September 11, 2020, Level 3 Financing, Inc. redeemed all $140 million aggregate principal amount of its remaining outstanding 5.625% Senior Notes due 2023 and all $700 million aggregate principal amount of its 5.125% Senior Notes due 2023. On July 15, 2020, Level 3 Financing, Inc. redeemed all $840 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2022 and $360 million aggregate principal amount of its outstanding 5.625% Senior Notes due 2023. These transactions resulted in a gain of $27 million.

New Issuances

On August 12, 2020, Level 3 Financing, Inc. issued $840 million aggregate principal amount of its 3.625% Senior Notes due 2029 (the "2029 Notes"). The net proceeds from the offering were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" above. The 2029 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC upon receipt of all requisite material governmental authorizations.

On June 15, 2020, Level 3 Financing, Inc. issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). The net proceeds from the offering were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" above. The 2028 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC upon receipt of all requisite material governmental authorizations.

Covenants

The term loan, senior secured notes, and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on its ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates including Lumen Technologies and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing, Inc. will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

Certain of CenturyLink's and our debt instruments contain cross-acceleration provisions.

Compliance

As of September 30, 2020, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		September 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,134	10,225	10,196	10,244

(7) Products and Services Revenues

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
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
IP and Data Services	$889	910	2,687	2,748
Transport and Infrastructure	654	636	1,936	1,897
Voice and Collaboration	350	362	1,085	1,043
Other	25	3	74	6
Affiliate Services	53	41	153	134
Total operating revenue	$1,971	1,952	5,935	5,828

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2020 aggregated to approximately $55 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $3 million as of September 30, 2020.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and we filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. Oral argument was held before the Supreme Court of Justice in October 2018. A decision on this case is pending.

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

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authority issued tax assessments against one of our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing certain assets (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authority issued tax assessments to the same Brazilian subsidiary on similar issues.

We filed objections to these assessments in both states, arguing, among other things, that neither the lease of assets nor the provision of Internet access qualify as "communication services" subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the respective state judicial courts.

In October 2012 and June 2014, the São Paulo state lower court ruled partially in our favor finding that the lease assets are not subject to ICMS in connection with the December 2004 and March 2009 assessments. The state of São Paulo appealed those rulings. Our objection to the April 2009 assessment is pending final administrative action in São Paulo. The July 2014 assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending.

Regarding the September 2002 assessment, in July 2020, the Rio de Janeiro state court ruling in our favor became final once the appeals process had been exhausted. Accordingly, we released the related reserve. Our objections to the July 2009 and May 2012 assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of $16 million to as high as $44 million as of September 30, 2020, in excess of the accruals established for these matters.

Qui Tam Action

We were notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the U.S. District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

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

Several people, including two former Level 3 employees, were indicted in the U.S. District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered a plea agreement, and the other is deceased. We are fully cooperating in the government’s investigations in this matter.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both September 30, 2020 and December 31, 2019, we had outstanding letters of credit or other similar obligations of approximately $17 million and $23 million, respectively, of which $11 million and $18 million, respectively, are collateralized by cash that is reflected on the consolidated balance sheets as restricted cash and securities.

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

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2020:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2019	$2	(181)	(179)
Other comprehensive loss, net of tax	—	(179)	(179)
Net other comprehensive loss	—	(179)	(179)
Balance at September 30, 2020	$2	(360)	(358)

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

During the three and nine month periods ended September 30, 2020 and 2019 there were no reclassifications out of accumulated other comprehensive income (loss) in our statements of operations.

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

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in an attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps over the past several months to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

•Lumen Technologies taking the FCC’s “Keep Americans Connected Pledge,” under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by small business customers through the end of the second quarter of 2020;

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

As the pandemic continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, we are tracking pandemic impacts such as: (i) increases in certain of our revenue streams and decreases in others (including late fee revenue), (ii) increases in our allowances for credit losses and overtime expenses and (iii) any delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions deteriorate. The impact of the pandemic after the third quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue	$1,971	1,952	5,935	5,828
Operating expenses	1,687	1,643	5,069	8,640
Operating income (loss)	284	309	866	(2,812)
Other expense, net	(45)	(121)	(233)	(335)
Income (loss) before income taxes	239	188	633	(3,147)
Income tax expense	42	74	147	214
Net income (loss)	$197	114	486	(3,361)
____________________________________________________________________

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-consumer business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our five above-described revenue categories:

	Three Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
IP and Data Services	$889	910	(2)%
Transport and Infrastructure	654	636	3%
Voice and Collaboration	350	362	(3)%
Other	25	3	nm
Affiliate Services	53	41	29%
Total operating revenue	$1,971	1,952	1%

	Nine Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
IP and Data Services	$2,687	2,748	(2)%
Transport and Infrastructure	1,936	1,897	2%
Voice and Collaboration	1,085	1,043	4%
Other	74	6	nm
Affiliate Services	153	134	14%
Total operating revenue	$5,935	5,828	2%
__________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenue increased by $19 million, or 1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to increases in IT and managed services, transportation and infrastructure, and affiliate services, which were partially offset by declines in IP and data services and voice and collaboration. Our total operating revenue increased by $107 million, or 2%, respectively for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to increases in IT and managed services, voice and collaboration, transport and infrastructure, and affiliate services, which were partially offset by declines in IP and data services.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$857	848	1%
Selling, general and administrative	300	289	4%
Operating expenses - affiliates	101	76	33%
Depreciation and amortization	429	430	—%
Total operating expenses	$1,687	1,643	3%

	Nine Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,623	2,550	3%
Selling, general and administrative	922	964	(4)%
Operating expenses - affiliates	274	209	31%
Depreciation and amortization	1,250	1,209	3%
Goodwill impairment	—	3,708	nm
Total operating expenses	$5,069	8,640	(41)%
____________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $9 million, or 1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to accelerated real estate expense from an increase in exited properties and higher network expenses from higher maintenance costs. Cost of services and products (exclusive of depreciation and amortization) increased by $73 million, or 3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to increases in salaries and wages, employee-related expenses and network expenses from increases in customer installation, repairs and maintenance, as well as real estate and power costs from accelerated real estate expense from an increase in exited properties.

Selling, General and Administrative

Selling, general and administrative increased by $11 million, or 4%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to increases in the allowance for credit losses related to the impact of the COVID-19 pandemic. Selling, general and administrative decreased by $42 million, or 4%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to gains on sale of assets, partially offset by increases in the allowance for credit losses related to the impact of the COVID-19 pandemic.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $25 million, or 33%, and $65 million, or 31% for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Depreciation	$219	224	(2)%
Amortization	210	206	2%
Total depreciation and amortization	$429	430	—%

	Nine Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Depreciation	$624	605	3%
Amortization	626	604	4%
Total depreciation and amortization	$1,250	1,209	3%

Depreciation expense decreased by $5 million, or 2%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to decreases associated with changes in our estimates of the remaining economic life of certain network assets of $40 million in 2019, which was partially offset by higher depreciation expense associated with net growth in depreciable assets of $32 million. Depreciation expense increased by $19 million, or 3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to higher depreciation expense associated with net growth in depreciable assets of $61 million, which was partially offset by decreases associated with changes in our estimates of the remaining economic life of certain network assets of $32 million in 2019.

Amortization expense increased by $4 million, or 2%, and $22 million, or 4%, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. Increases in amortization expense for both periods were primarily due to amortization expense associated with net growth in amortizable assets of $4 million and $20 million, respectively.

Goodwill Impairment

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The decline in Lumen's stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill as of March 31, 2019.

When we performed our impairment test during the first quarter of 2019, we concluded that the estimated fair value of our business was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

During 2020, we observed a decline in Lumen's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us and, when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value as of the period ended September 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

    See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Interest income - affiliate	$13	15	(13)%
Interest expense	(99)	(123)	(20)%
Other income (expense), net	41	(13)	nm
Total other expense, net	$(45)	(121)	(63)%
Income tax expense	$42	74	(43)%

	Nine Months Ended September 30,
	2020	2019	% Change
	(Dollars in millions)
Interest income - affiliate	$39	47	(17)%
Interest expense	(301)	(384)	(22)%
Other income, net	29	2	nm
Total other expense, net	$(233)	(335)	(30)%
Income tax expense	$147	214	(31)%
____________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate decreased by $2 million, or 13%, and $8 million, or 17%, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. These decreases for both periods were primarily due to lower receivable balances due to repayments from CenturyLink, Inc.

Interest Expense

Interest expense decreased by $24 million, or 20%, and $83 million, or 22%, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. These decreases were primarily due to (i) the decrease in our average interest rate of 5.00% to 3.85% for the three months ended September 30, 2019 compared to September 30, 2020 and (ii) the decrease in our average interest rate from 5.02% to 4.08% for the nine months ended September 30, 2019 compared to September 30, 2020.

Other Income (Expense), Net

Other income (expense), net changed by $54 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to foreign currency gains and the gain on the early extinguishment of debt. Other income, net increased by $27 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to the gain on the early extinguishment of debt and foreign currency gains.

Income Tax Expense

For the three months ended September 30, 2020 and the three months ended September 30, 2019, our effective income tax rate was 17.6% and 39.4%, respectively. The effective tax rate for the three months ended September 30, 2020 was significantly impacted by favorable U.S. tax law changes regarding Global Intangible Low Taxed Income regulations. The effective tax rate for the three months ended September 30, 2019 was significantly impacted by the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act. For the nine months ended September 30, 2020 and the nine months ended September 30, 2019, our effective income tax rate was 23.2% and (6.8)%, respectively. The effective tax rate for the nine months ended September 30, 2019 was significantly impacted by the goodwill impairment and the new base erosion and anti-abuse provisions of the Tax Cuts and Jobs Act. Without the goodwill impairment, the rate would have been 38.1%.

Liquidity and Capital Resources

Overview

At September 30, 2020, we held cash and cash equivalents of $256 million. At September 30, 2020, cash and cash equivalents of $75 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

Capital Expenditures

We incur capital expenditures on an ongoing basis to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We and Lumen Technologies evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment is influenced by, among other things, demand for Lumen's services and products, cash flow generated by operating activities and cash required for other purposes.

Debt and Other Financing Arrangements

As of September 30, 2020 and December 31, 2019, our long-term debt outstanding (including current maturities and finance leases) totaled $10.4 billion. See Note 5—Long-Term Debt.

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

The notes receivable - affiliate due to mature on November 1, 2020 was refinanced via a revolving credit facility on October 15, 2020 due upon demand, or on October 15, 2025, whichever occurs first. Level 3 Parent, LLC is the sole lender under the revolving credit facility, which was initially priced at 4.250%. The revolving credit facility has covenants, such as a maximum total leverage ratio, and is subject to other limitations. The revolving credit facility is subordinated in accordance to the terms required under the CenturyLink credit agreement.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2020	2019	Change
	(Dollars in millions)
Net cash provided by operating activities	$1,944	1,844	100
Net cash used in investing activities	$(897)	(745)	152
Net cash used in financing activities	$(1,115)	(125)	990

Operating Activities

Net cash provided by operating activities increased by $100 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to an increase in net income adjusted for non-cash items, which was partially offset by a decrease in accounts payable and an increase in accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $152 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to an increase in capital expenditures and decrease in receipt of affiliate notes receivable payments, which was partially offset by an increase in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities increased by $990 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to increases in payments of long-term debt and distributions, which was partially offset by an increase in net proceeds from issuance of long-term debt.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 8—Commitments, Contingencies and Other Items for additional information.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

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

The following tables present summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	2,922
Operating revenue-affiliates	—	—	170
Operating expenses	(75)	2	2,881
Operating expenses-affiliates	—	—	210
Operating income (loss)	75	(2)	1
Net income (loss)	3,121	327	(3,629)

The following tables present summarized financial information reflected in our consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$19,028	29,954	—
Note receivable-affiliate	1,468	—	—
Other current assets	3	—	547
Operating lease assets - affiliates	—	—	495
Other noncurrent assets	273	1,567	8,849
Accounts payable-affiliates	83	21	1,039
Current operating lease liabilities-affiliates	—	—	98
Due to affiliates	—	—	53,739
Other current liabilities	1	77	832
Non-current operating lease liabilities-affiliates	—	—	399
Other noncurrent liabilities	74	10,133	2,650

	December 31, 2019
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$16,828	29,796	—
Note receivable-affiliate	1,590	—	—
Other current assets	4	—	380
Operating lease assets - affiliates	—	—	527
Other noncurrent assets	284	1,485	8,546
Accounts payable-affiliates	80	17	569
Current operating lease liabilities-affiliates	—	—	109
Due to affiliates	—	—	50,005
Other current liabilities	1	104	977
Non-current operating lease liabilities-affiliates	—	—	418
Other noncurrent liabilities	57	10,196	2,613

Market Risk

At September 30, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of September 30, 2020, we had approximately $10.1 billion (excluding unamortized premiums, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also had $3.1 billion of floating rate debt exposed to changes in the LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17 - Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed by us or our ultimate controlling member CenturyLink, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2020, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and (iv) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which are amended and restated in their entirety below:

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
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for a prolonged period of time, including due to the continuing effects of governmental regulation of permissible social and business activity. Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and services. Such future uncertain and unpredictable developments include:
•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether, when or to what extent additional outbreaks may arise or return, (ii) the effectiveness of current or future mitigation steps, and (iii) whether or when treatments or vaccines will be widely available to improve or stem the pandemic.

•The response of governmental and nongovernmental authorities. Actions taken by governmental and nongovernmental bodies in response to the pandemic have continued to depress economic activity. In the United States and most other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) continue to cause us to incur higher credit losses and overtime expenses, (iv) cause us to delay, change, or fail to attain our operating, capital spending or transformational plans, (v) result in future changes in tax rates, (vi) increase the risk of litigation and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

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
If the pandemic intensifies or economic conditions deteriorate, the adverse impact of the pandemic has on us could become more pronounced in the future and could have a material adverse impact on our operating results and financial condition.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part 1 of this report.

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition.
The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network, product simplification and cost reduction projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

4.1
Indenture, dated August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on August 12, 2020).

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)