Form 10-K
period 2020-12-31
Level 3 Parent, LLC
filed 2021-03-03
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35134

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

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. (FORMERLY NAMED CENTURYLINK, INC.), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2).

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries.

Part I

Special Note Regarding Controlling Member

On September 14, 2020, our controlling member, CenturyLink, Inc. commenced operating under the brand name "Lumen" and on January 22, 2021, officially changed its legal name to "Lumen Technologies, Inc.". As a result, CenturyLink, Inc. is now named “Lumen Technologies, Inc.”, and sometimes referred to herein as "Lumen Technologies" or “Lumen”.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

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

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, distribution and securities repurchase plans, leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, cash flows and corporate initiatives;

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

•our ability to safeguard our network, and to avoid the adverse impact of possible security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively retain and hire key personnel;

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

•the impact of any future material acquisitions or divestitures that we may engage in;

•the negative impact of increases in the costs of Lumen’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to meet evolving environmental, social and governance expectations and benchmarks;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•Lumen's ability to use its net operating loss carryforwards in the amounts projected;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, pension, healthcare or other laws or regulations, or in general government funding levels, including those arising from pending proposals to increase federal income tax rates;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Changes From Prior Periodic Reports

In this report we have complied with the disclosures required by the Securities and Exchange Commission ("SEC") release No. 33-10825 "Modernization of Regulation S-K Items 101, 103, and 105" and we have early adopted the changes in disclosure standards included in SEC release No. 33-10890 "Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information."

Modernization of Regulation S-K Items 101, 103 and 105

Effective as of November 9, 2020, the SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105”. This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.

These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such, we have adopted these changes in this report.

Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information

In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” which will become fully effective on August 9, 2021, with voluntary compliance permitted on or after February 10, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

With our early adoption of this release, we have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Overview

We are an international facilities-based technology and communications company focused on providing our customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world, which we believe is undergoing the “Fourth Industrial Revolution” or simply the “4IR”. As a part of Lumen Technologies, our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their information, communications and technology (ICT) programs to address dynamic changes without distraction from their core competencies. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States ("U.S."). We believe our and Lumen's secure global platform plays a central role in facilitating communications worldwide.

In September 2020, Lumen launched its “Lumen Technologies” brand signaling our heightened focus on delivering digital experiences to our customers designed to drive their success. We and Lumen believe the 4IR will usher in unprecedented opportunity to leverage digital interactions to enhance business outcomes. The demands brought on by the COVID-19 pandemic underscored the urgency for digital transformation across our customer base, and further heightened the need for reliable, secure services. Lumen’s new brand communicates our and Lumen’s commitment to support our customers' needs, and reflects a fiber platform that is secure, reliable and fast. Our capabilities are grounded in our extensive global fiber infrastructure and our innovation efforts are centered around accelerating our and Lumen’s platform’s capabilities to anticipate and address those needs.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2020 (1)	2019 (1)(2)(3)	2018 (1)(3)
	(Dollars in millions)
Operating revenue	$7,933	7,773	7,839
Operating expenses	6,769	10,300	6,871
Operating income (loss)	$1,164	(2,527)	968
Net income (loss)	$651	(3,201)	341
_______________________________________________________________________________
(1)During the years ended December 31, 2020, 2019 and 2018, we incurred Lumen Technologies integration and transformation expenses of $117 million, $82 million and $121 million, respectively.
(2)During 2019, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion. For additional information, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.
(3)The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax expense of $92 million for 2018.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Total assets	$28,576	29,098
Total long-term debt (1)	10,387	10,367
Total member's equity	12,905	13,545
_______________________________________________________________________________
(1)For additional information on our long-term debt, see Note 6—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

We estimate that during 2020, approximately 19% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States. The summary financial information appearing above should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Operations

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2020, we categorized our services as follows: IP and data services, transport and infrastructure, voice and collaboration, other revenue and affiliate revenue.

IP and Data Services

•VPN Data Network. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network;

•Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers;

•Internet Protocol ("IP"). Our IP services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries; and

•Content Delivery. Our content delivery services provide our customers with the ability to meet their streaming video and far-reaching digital content distribution needs through our Content Delivery Network ("CDN") services and our Vyvx Broadcast Solutions.

Transport and Infrastructure

•Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources;

•Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

•Dark Fiber. We possess an extensive array of unlit optical fiber, known as “dark fiber.” Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology. We provide professional services to engineer these networks, and in some cases manage them for customers;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions; and

•Professional Services. Our experts deliver a robust array of consulting services to organizations either as part of a larger engagement or as stand-alone services. This category includes network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for government and business customers.

Voice and Collaboration

•Voice. We offer our customers a complete portfolio of traditional Time Division Multiplexing (TDM) voice services including Primary Rate Interface (PRI) service, local inbound service, switched one-plus, toll free, long distance and international services;

•Voice Over Internet Protocol (VoIP). We deliver a broad range of local and enterprise voice and data services built on VoIP technology, including VoIP enhanced local service, national and multinational SIP Trunking, Hosted VoIP, support of PRI service, long distance service, and toll-free service; and

•Collaboration. We deliver collaboration capabilities partnered with leading technology providers, including Cisco, Microsoft, and Amazon. Collaboration elements (audio, video, web) are seamlessly integrated providing a simple solution that is easy to manage as businesses grow and change. Our expertise and ongoing partnership with technology leaders provides enterprises with the flexibility to select and adopt the right solution and latest innovation.

Other revenue

•Other. Other revenue includes sublease rental income, information technology (IT) services and managed services, which may be purchased in conjunction with our other network services.

Affiliate revenue

•Affiliate Services. We provide our affiliates certain telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services.

From time to time, we may change the categorization of our products and services.

Our Network

Our and Lumen's network, through which we provide most of our products and services primarily consists of our fiber-optic cables. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our network to address demand for enhanced or new products.

Although we or Lumen own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and from time to time in the ordinary course of our business we experience disruption in our services.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors" in Item 1A of Part I of this report.

Sales and Marketing

Our enterprise sales and marketing approach revolves around solving complex customer problems with advanced technology and network solutions - striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and government customers of all sizes, ranging from small business offices to the world’s largest global enterprises customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations. Either we or Lumen maintain local offices in most major and secondary markets within the U.S. and many of the primary markets of the more than 60 countries in which we provide services.

Competition and Market Overview

Organizations across the globe are competing to capitalize on opportunities created by emerging technologies. The need for data-intensive and latency-sensitive emerging technologies continues to grow. Helping businesses address these needs requires a platform that integrates essential technology services such as hybrid networking; connected security services that monitor, prevent and remediate threats; and edge computing services ranging from compute and storage to hosting and collocation services on the cloud edge.

Competition

We compete in a dynamic and highly competitive market, and we expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large international communications providers, we are increasingly facing competition from systems integrators, cloud service providers, software companies, infrastructure companies, cable companies, device providers, resellers and smaller niche providers, among others.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes. Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs, are offering faster transmission speeds or lower prices, or in certain overseas markets, are national or regional incumbent communications providers that have a longer history of providing service in the market.

Additional information about competitive pressures is located under the heading “Risk Factors—Business Risks” in Item 1A of Part I of this report.

Market Overview

Understanding and anticipating market trends drives our investment in developing the products and services we believe will be well received by our customers. We expect edge computing services demand to significantly increase over the next several years serving multiple verticals, including finance, healthcare, retail, manufacturing and other industries. As these use cases continue to emerge, we expect secure network services will increase in importance as consumers require holistic solutions with the flexibility necessary to help accelerate the convergence of computing and communications capabilities with digital content. We believe we and Lumen have a world-class set of global fiber assets that positions us to deliver a highly-competitive suite of cloud connectivity, low latency edge computing, and integrated network services.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically can satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions. We expect our market competition to continue to increase as technology evolves and enables our customers to seek solutions from multiple sources.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service.

Research, Development & Intellectual Property

Due to the dynamic nature of our industry, we prioritize investing in developing new products, improving existing products and licensing third party intellectual property rights to anticipate and meet our customers’ evolving needs.

As of December 31, 2020, we had approximately 1,400 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors—Business Risks” in Item 1A of Part I of this report, and Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Regulations

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or EU), national agencies and, frequently, state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services. For information on the risks associated with the regulations discussed below, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult. The following description discusses some of the major regulations affecting our operations, but others could have a substantial impact on us as well. For additional information, see “Risk Factors” in Item 1A of Part 1 of this report.

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. Level 3 provides competitive services that are generally not subject to regulation to the same degree as incumbent local exchange carriers (“ILECs”).

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have appealed this decision, which remain pending. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial appeals and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as ILECs.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a global company, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data. We have data handling policies and practices to comply with global data privacy requirements, including GDPR and similar regulations and have resources dedicated to complying with changing data privacy regulations.

Anti-Bribery and Corruption Regulations

As a global company we must comply with complex foreign and U.S. laws and regulations governing business ethics and practices, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. We have compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the U.S. and other jurisdictions. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.

International Regulations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The communications regulatory regimes in certain of our non-domestic markets are in the process of development. Many issues, including the pricing of services, have not been addressed fully, or even at all.

The United Kingdom ("UK") recently terminated its membership in the EU (“Brexit”), subject to the negotiation of additional separation agreements with the EU regarding data sharing, financial services and other matters. Several factors which are currently unknown will influence Brexit’s ultimate impact on our business. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also established a third party sparing facility in Amsterdam which we believe will help mitigate potential disruptions resulting from any impediments to the free movement of goods between the EU and the UK. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

Our overseas operations are subject to various U.S. export and sanctions laws and regulations. Our deconsolidated Venezuelan affiliate conducts operations in Venezuela, which is currently subject to certain U.S. sanctions.

Other Regulations

Our networks are subject to numerous federal, state and local regulations, including environmental compliance and remediation expenses. We are subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

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

Employees

As of December 31, 2020, we had approximately 11,900 employees.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulations" under Item 1, above, and "Competition" under this Item 1, above, and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report. For additional information about us and our ultimate parent, Lumen Technologies, please refer to the periodic reports filed by Lumen Technologies with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are also available on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.

As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, consent decrees, service outages, security breaches or other adverse events. We typically publicly disclose these occurrences (and their ultimate outcomes) only when we determine these disclosures to be material to investors or otherwise required by applicable law.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the technology or communications industries are based on estimates made by us using data from industry sources and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and our industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations, or prospects, or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options, (iii) innovative solutions, and (iv) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose customers to our competitors or fail to attract new customers.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure or delay in accomplishing these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies or (v) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business offerings face increasingly intense competition from a wide variety of sources under evolving market conditions.

Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional network services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, or (viii) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to develop and market innovative technology solutions.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks, or (iv) reducing profit margins.

For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict, invest in and respond to changes in technology. Also, we will need to continue developing products and services attractive to our customers. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, our competitors will likely provide our customers with more desirable products and services.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by our (i) material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers or to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks of various kinds. Although some of these attacks have resulted in security breaches, thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could materially adversely impact us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Such disruptions could have a negative impact on our business, results of operations, financial condition and cash flows.

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

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could be materially adversely affected if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases.

Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on software and service vendors and other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience interruptions, security breaches or other problems delivering their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate their profitability. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our domestic facilities are located in coastal areas, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. These events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Moreover, many climate experts predict an increase in extreme weather events in the future, which would increase our exposure to such risks. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

Future acquisitions or strategic investments and asset dispositions could have a detrimental impact on us or the holders of our securities.

In an effort to implement our and Lumen’s business strategies, Lumen from time to time in the future may attempt to pursue other acquisition or expansion opportunities, including strategic investments. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our and our affiliates’ debt instruments, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, difficulties integrating the new properties into our and our affiliates’ operations, and other unidentified issues not discovered in due diligence.

In addition, in the past, Lumen Technologies or we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of distributions, capital expenditures, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. If the pandemic intensifies or economic conditions further deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate IT or cybersecurity related risks, and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

Our consolidated revenue is concentrated in a couple top customers.

Approximately 3% of our consolidated revenue is attributable to our top customer, and approximately 5% of our consolidated revenue is attributable to our top two customers. If we lost either or both of these customers, or either of them materially decreased their respective orders for our services, our business would be adversely affected.

For additional information about our business and operations, see "Business" in Item 1 of this report.

We face other business risks.

We face other business risks, including among others:

•the risk that customer complaints, governmental investigations or other adverse publicity will adversely impact our brand and our business; and

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents.

Legal and Regulatory Risks

We are subject to an extensive, evolving regulatory framework that could create operational or compliance costs.

As explained in greater detail elsewhere in this annual report, (i) our domestic operations are regulated by the FCC and other federal, state and local agencies and (ii) our international operations are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related data storage, communication and transfer laws may increase our costs, limit our operational flexibility or result in third-party claims.

While Level 3 provides competitive services that are generally not subject to state regulation to the same degree as ILECs, we are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure we will always be considered to be in compliance with all these requirements at any single point in time.

Various governmental agencies, including state attorneys general, with jurisdiction over our operations have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently bind us to specific conduct going forward. These consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.

Adapting and responding to changing regulatory requirements has historically materially impacted our operations. We believe evolving regulatory developments and regulatory uncertainty could continue to have a material impact on our business. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if currently pending proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are implemented. The variability of these laws could also hamper the ability of us and our customers to plan for the future or establish long-term strategies.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim any liability for third-party content in our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation.

Our pending legal proceedings could have a material adverse impact on us.

There are several potentially material proceedings pending against us and our affiliates. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 16—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our debt securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. For a variety of reasons, however, these steps may not fully protect us, including due to inherent limitations on the ability to enforce these rights. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We have received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which may adversely affect our business, results of operations, financial condition and cash flows. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Our international operations expose us to various regulatory, currency, tax, legal and other risks.

Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, economic sanctions, tax laws, immigration laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of fines, penalties or license revocations if we are determined to have violated applicable laws or regulations.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates including, without limitation, the matters outlined in Note 1—Background and Summary of Significant Accounting Policies—Foreign Currency; problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure.

Changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations could impact us. Specifically, the United Kingdom recently exited the European Union ("Brexit”) subject to the negotiation of additional separation agreements with the European Union regarding data sharing, financial services and other matters. Brexit could potentially impact our supply chains, logistics, and human resources, and subject us to additional regulatory complexities. Additionally, Brexit and other changes in multilateral arrangements may more broadly adversely affect our operations and financial results.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2020, we had approximately $4.6 billion of outstanding consolidated secured indebtedness and $5.5 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts and premiums, net and unamortized debt issuance costs).

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives and dividends;

•hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•making us more vulnerable to economic or industry downturns, including interest rate increases;

•placing us at a competitive disadvantage compared to less leveraged companies;

•making it more difficult or expensive for us to obtain any necessary future financings or refinancings, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings or experience any downgrade in our credit ratings or those of our affiliates. Subject to certain limitations and restrictions, the current terms of our debt instruments and our subsidiaries’ debt instruments permit us or them to incur additional indebtedness.

We expect to periodically require financing, and we cannot assure you we will be able to obtain such financing on terms that are acceptable to us, or at all.

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Nearly half of the debt of our subsidiary Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates, including us. Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates' debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen’s senior secured credit facilities and notes contain several significant limitations restricting Lumen’s ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers or consolidations. These restrictive covenants could materially adversely affect our and our affiliates' ability to operate or reconfigure our business, to pursue acquisitions, divestitures or other strategic transactions, or to otherwise pursue our plans and strategies.

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict our operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to distribute cash to other of our affiliated entities or to enter into other transactions among our wholly-owned entities.

Lumen’s senior secured credit facilities contain financial maintenance covenants.

The failure of us or our affiliates to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our or their debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Our cash flows may not adequately fund all of our cash requirements.

Our business is capital intensive. We expect to continue to require significant cash to maintain, upgrade and expand our network infrastructure as a result of several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments and tax obligations. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

We rely on payments from our operating companies to meet our obligations.

Because both we and Level 3 Financing, Inc. are holding companies, substantially all of our income and operating cash flow is dependent upon the earnings of our respective subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our respective subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions, our non-guarantor subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Moreover, our rights to receive assets of our respective non-guarantor subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable tax laws or state regulatory orders or regulations. For all these reasons, you should not assume our respective subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our respective cash requirements.

We periodically transfer our cash to our controlling equity owner, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company. As of December 31, 2020, Lumen Technologies, Inc. owed us approximately $1.5 billion on the affiliate note receivable. Developments that adversely impact Lumen Technologies could adversely impact our ability to collect this debt. There are no limitations on the ability of Level 3 Financing, Inc. to transfer assets to us, and we intend to continue to distribute to our direct equity holder a substantial portion of our consolidated cash flow, thereby reducing our capital resources for debt repayments or other purposes. These and other risks of investing in our debt securities are more fully described in the disclosure documents distributed at the time of issuance.

We may not be able to fully utilize our NOLs.

As of December 31, 2020, we had approximately $8.8 billion of federal net operating loss carryforwards ("NOLs"), which are subject to limitations under Section 382 of the Internal Revenue Code and related regulations. These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, Lumen Technologies has maintained an NOL rights agreement since February 2019.

As of December 31, 2020, we also had substantial state NOLs and foreign NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Reform of financing “benchmarks,” including LIBOR, is ongoing and could have a material adverse effect on us.

LIBOR and other interest rate and other types of indices which are deemed to be financing “benchmarks” are the subject of ongoing international regulatory reform, with the initial phase of the non-publication of LIBOR data scheduled to begin on December 1, 2021. Any changes announced by regulators or any other governance or oversight body, or future changes adopted thereby, regarding the continuing use or method of determining LIBOR rates may impact our interest costs. Although we believe our variable rate indebtedness provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported, uncertainty as to the extent and manner of future changes may adversely affect the value of our variable rate indebtedness. In addition, uncertainty regarding the nature of these changes or alternative reference rates could cause market disruptions for variable-rate debt instruments.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our and Lumen's management previously identified two material weaknesses that, while successfully remediated during 2019, caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018 and were costly to remediate.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our members' equity.

As of December 31, 2020, approximately 49% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. From time to time, including most recently in the first quarter of 2019, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen Technologies. We engage in various intercompany transactions with affiliates of Lumen Technologies that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2020.

We face other financial risks.

We face other financial risks, including among others:

•the risk that downgrades in our credit ratings could adversely impact the liquidity or market prices of our outstanding debt securities; and

•the risk that a change of control of us or certain of our affiliates will accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay, or at all.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

Activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. These adverse impacts could be intensified if activist shareholders advocate actions are not supported by other shareholders, including Lumen’s board and management. The recent increase in the activism of debtholders could increase the risk of claims being made under Lumen's and our debt agreements. Responding to the above actions can be costly and time-consuming and may disrupt Lumen's and our operations and divert the attention of management.

We face other general risks.

As a large multinational business with complex operations, we face various other general risks, including among others:

•the risk that statements, political donations, advocacy positions or similar actions attributable to us or our operations could harm our reputation, brand or business; and

•the risk that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	December 31, 2020	December 31, 2019
Land	3%	3%
Fiber, conduit and other outside plant (1)	46%	44%
Central office and other network electronics (2)	25%	23%
Support assets (3)	21%	21%
Construction in progress (4)	5%	9%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.
(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that is under construction and has not yet been placed in service.

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately 8 million square feet of space for our Gateway and technical or transmission facilities.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of Part II of this report.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable. See "Changes From Prior Periodic Reports" in Item 1 of Part I of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries.

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" set forth or referenced in Item 1A of Part I of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

We are an international facilities-based technology and communications company engaged in providing a broad array of integrated communication services to our business customers. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in an attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

•taking the FCC's "Keep Americans Connected Pledge," under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by certain small business customers through the end of the second quarter of 2020;

•establishing new protocols for the safety of our on-site technicians and customers, including our "Safe Connections" program;

•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel, each of which remains in place;

•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the pandemic continues and vaccination rates increase, we expect to revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs in 2021. Additionally, as discussed further elsewhere herein, we are tracking pandemic impacts such as: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses each quarter since the start of the pandemic, (iii) increase in overtime expenses and (iv) delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions deteriorate. The impact of the pandemic during 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the pace of vaccinations worldwide, the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:

•Customers' demand for products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve our customer experience and reduce our operating expenses.

•The increasingly digital environment and the growth in online video requires robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable our customers to have access to greater bandwidth.

•Businesses continue to adopt distributed, global operating models. We are expanding and densifying our fiber network, connecting more buildings to our network to generate revenue opportunities and reduce our costs associated with leasing networks from other carriers.

•Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for some of our products and services or creating price compression, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•The operating margins of several of our newer, more technologically advanced services are lower than the operating margins on our traditional, on-net wireline services.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

The following table summarizes the results of our consolidated operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Operating revenue	$7,933	7,773
Operating expenses	6,769	10,300
Operating income (loss)	1,164	(2,527)
Other expense, net	(292)	(419)
Income (loss) before income taxes	872	(2,946)
Income tax expense	221	255
Net income (loss)	$651	(3,201)

Operating Revenue

At December 31, 2020, we categorized our products, services and revenue among the following five categories:

•IP and Data Services, which primarily consists of VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•Transport and Infrastructure, which includes private line (including business data services), wavelength, colocation and data center facilities and services, including cloud, hosting and application management solutions, professional services, dark fiber services and other ancillary services;

•Voice and Collaboration, which primarily consists of TDM voice services, VoIP and other ancillary services;

•Other, which includes sublease rental income and IT services and managed services, which may be purchased in conjunction with our other network services; and

•Affiliate Services, which includes telecommunication services provided to our affiliates that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of this report.

The following table summarizes our consolidated operating revenue recorded under each of our five above described revenue categories:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$3,587	3,655	(2)%
Transport and Infrastructure	2,615	2,544	3%
Voice and Collaboration	1,423	1,385	3%
Other	100	9	nm
Affiliate Services	208	180	16%
Total operating revenue	$7,933	7,773	2%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Our total operating revenue increased by $160 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to increases in our managed, IP, wavelength, dark fiber, and collaboration services, which were partially offset by a decrease in VPN data network services.
Operating Expenses

Our current definitions of operating expenses are as follows:

•Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which includes third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses; and other expenses directly related to our operations; and

•Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; legal expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,486	3,387	3%
Selling, general and administrative	1,226	1,258	(3)%
Operating expenses - affiliates	368	334	10%
Depreciation and amortization	1,689	1,613	5%
Goodwill impairment	—	3,708	nm
Total operating expenses	$6,769	10,300	(34)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $99 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to increases in salaries and wages and employee-related benefits from higher headcount due to transfer of employees from affiliated entities, higher voice usage, higher onboarding equipment costs from an increase in sales and dedicated labor, higher network expense from increase in customer installations and repairs and maintenance.

Selling, General and Administrative

Selling, general and administrative decreased by $32 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of gains on sale of assets, lower property taxes, lower state regulatory fees offset by increases in salaries and wages due to increased headcount and severance, increases in corporate overhead allocations, and increases in bad debt expense related to the impact of COVID.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $34 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$851	804	6%
Amortization	838	809	4%
Total depreciation and amortization	$1,689	1,613	5%

Depreciation expense increased by $47 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to higher depreciation expense of $88 million associated with net growth in depreciable assets partially offset by lower depreciation expense of $32 million associated with changes in our estimates of the remaining economic life of certain network assets.

Amortization expense increased by $29 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to higher amortization expense associated with net growth in amortizable assets.

Goodwill Impairment

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform an impairment test related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The decline in Lumen's stock price indicated the carrying value of our reporting unit was more likely than not in excess of its fair value in the first quarter of 2019. Consequently, we evaluated our goodwill as of March 31, 2019. When we performed our impairment test during the first quarter of 2019, we concluded that the estimated fair value of our business was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

When we performed our annual impairment test in the fourth quarter of 2020, the results indicated we did not have an impairment charge.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for more information.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Interest income - affiliate	$51	61	(16)%
Interest expense	(393)	(502)	(22)%
Other income, net	50	22	127%
Total other expense, net	$(292)	(419)	(30)%
Income tax expense	$221	255	(13)%

Interest Income - Affiliate

Interest income - affiliate decreased by $10 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a decrease in our average note receivable - affiliate balance from $1.7 billion to $1.5 billion for the year ended December 31, 2019 compared to December 31, 2020.

Interest Expense

Interest expense decreased by $109 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a decrease in the average interest rate from 4.82% to 4.08% and a decrease in our average long-term debt from $10.6 billion to $10.4 billion for the year ended December 31, 2019 compared to December 31, 2020.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Gain on extinguishment of debt	$27	5	nm
Foreign currency gain	29	10	190%
Interest income	1	9	(89)%
Other	(7)	(2)	nm
Total other income, net	$50	22	127%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the year ended December 31, 2020 and 2019, our effective income tax rate was 25.3% and (8.6)%, respectively. The effective tax rate for the year ended December 31, 2020 includes a $13 million favorable impact from U.S. tax law changes regarding Global Intangible Low Taxed Income regulations. The effective tax rate for the year ended December 31, 2019 includes a $779 million unfavorable impact of non-deductible goodwill impairments. Without the goodwill impairment, the rate would have been 33.5%, which reflects $19 million of income tax expense related to income tax law changes under the Tax Act enacted in 2017. See Note 13—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) loss contingencies and litigation reserves; (iii) affiliate transactions; and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

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

At October 31, 2020, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2020, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 17%. We concluded that the goodwill was not impaired as of October 31, 2020.

Lumen's stock price declined significantly in the first quarter of 2019 causing us to evaluate our goodwill for impairment as of March 31, 2019. Because Lumen's low stock price indicated the carrying value of our reporting unit was more likely than not in excess of its fair value, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that the estimated fair value of equity was less than our carrying value of equity as of the date of our triggering event during the first quarter. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion in the quarter ended March 31, 2019.

Our fair value estimates for evaluating goodwill incorporated significant judgements and assumptions including forecast revenues and expenses, cost of capital, and control premiums. In developing market multiples, we also considered observed trends of our industry participants and other qualitative factors that required significant judgement. Alternative estimates, judgements, and interpretations of these factors could have resulted in different conclusions regarding the need for an impairment charge. We believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Loss Contingencies and Litigation Reserves

We are involved in several potentially material legal proceedings, as described in more detail in Note 16—Commitments, Contingencies and Other Items. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

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

Affiliate Transactions

We provide to and receive from Lumen Technologies and its subsidiaries ("our affiliates") various communications and other services. We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, and the services our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 15—Affiliate Transactions for additional information.

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Under Lumen's tax allocation policy, Lumen Technologies treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities to Lumen Technologies in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies and the same payment and allocation policy applies.

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities, and (iii) tax NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2020, we established a valuation allowance of $1.2 billion primarily related to state and foreign NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

On October 15, 2020, we agreed to refinance our notes receivable - affiliate due to mature on November 1, 2020 via a revolving credit facility that we extended to Lumen Technologies. The principal amount outstanding under such facility initially bears interest at 4.250% per annum, subject to certain adjustments as set forth in the facility. This principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations. During 2020, Lumen Technologies repaid $122 million of the amount owed to us under our notes receivable - affiliate. As of December 31, 2020, $1.5 billion aggregate principal amount of our loan to Lumen Technologies was outstanding. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

As of December 31, 2020, we held cash and cash equivalents of $190 million, of which $72 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from Lumen Technologies (iii) our ability to refinance our debt obligations and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Debt and Other Financing Arrangements

As of December 31, 2020 and 2019, our long-term debt (including current maturities and finance leases) outstanding totaled $10.4 billion.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

See Note 6—Long-Term Debt for additional information about our long-term debt and letters of credit.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2020 include both current and long term obligations. For our long-term debt as noted in Note 6—Long-Term Debt, we have a current obligation of $14 million and a long-term obligation of $10.4 billion. Under our operating leases as noted in Note 4—Leases, we have a current obligation of $297 million and a long-term obligation of $1.1 billion. As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $229 million and a long-term obligation of $719 million. Additionally, we have a current obligation for asset retirement obligation of $20 million and a long-term obligation of $102 million.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment is influenced by, among other things, demand for Lumen's services and products, cash flow generated by operating activities and cash required for other purposes. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Distributions

From time to time we make distributions to our controlling parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see our consolidated statements of member’s equity and consolidated statements of cash flows.

Historical Information

The following table summarizes cash flow activities:

	Years Ended December 31,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$2,284	2,683	(399)
Net cash used in investing activities	(1,173)	(1,078)	95
Net cash used in financing activities	(1,244)	(1,539)	(295)

Operating Activities

Net cash provided by operating activities decreased by $399 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease in the contribution from working capital, which was partially offset by an increase in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $95 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in capital expenditures and decrease in receipt of affiliate notes receivable payments, which was partially offset by an increase in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $295 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in payments of long-term debt, which was partially offset by a decrease in net proceeds from issuance of long-term debt and an increase in distributions.

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

Summarized Financial Information

Level 3 Financing, Inc., our wholly owned subsidiary, has registered two series of currently outstanding Senior Notes that are fully and unconditionally and jointly and severally guaranteed on an unsubordinated unsecured basis by Level 3 Parent, LLC and Level 3 Communications, LLC. Level 3 Financing, Inc., Level 3 Parent, LLC and Level 3 Communications, LLC are collectively referred to as the “Obligor Group.”

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

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the year ended December 31, 2020:

	December 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	3,926
Operating revenue-affiliates	—	—	220
Operating expenses	(101)	1	3,904
Operating expenses-affiliates	—	—	282
Operating income (loss)	101	(1)	(40)
Net income (loss)	4,205	439	(4,833)

The following tables present summarized financial information reflected in our consolidated balance sheet as of December 31, 2020:

	December 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$19,985	30,062	—
Note receivable-affiliate	1,468	—	—
Other current assets	18	—	432
Operating lease assets - affiliates	—	—	472
Other noncurrent assets	271	1,595	8,811
Accounts payable-affiliates	85	21	773
Current operating lease liabilities-affiliates	—	—	107
Due to affiliates	—	—	55,114
Other current liabilities	1	101	774
Non-current operating lease liabilities-affiliates	—	—	377
Other noncurrent liabilities	83	10,131	2,636

Market Risk

As of December 31, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of December 31, 2020, we had approximately $10.1 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of December 31, 2020.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of taxes assessed by a governmental authority as of January 1, 2020.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of Revenue

As discussed in Note 3 to the consolidated financial statements, the Company recorded $7.9 billion of operating revenues for the year ended December 31, 2020. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Complex auditor judgment was required in evaluating the sufficiency of audit evidence over revenue due to the large volume of data and the number and complexity of the revenue accounting systems. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included manual and automated controls over the IT systems used for the processing and recording of revenue. For a selection of transactions, we compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and other relevant third-party data. In addition, we involved IT professionals with specialized skills and knowledge who assisted in the design and performance of audit procedures related to certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the relevance and reliability of evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Shreveport, Louisiana
March 3, 2021

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$7,725	7,593	7,732
Operating revenue - affiliates	208	180	107
Total operating revenue	7,933	7,773	7,839
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,486	3,387	3,556
Selling, general and administrative	1,226	1,258	1,354
Operating expenses - affiliates	368	334	257
Depreciation and amortization	1,689	1,613	1,704
Goodwill impairment	—	3,708	—
Total operating expenses	6,769	10,300	6,871
OPERATING INCOME (LOSS)	1,164	(2,527)	968
OTHER (EXPENSE) INCOME
Interest income - affiliate	51	61	63
Interest expense	(393)	(502)	(509)
Other income, net	50	22	15
Total other expense, net	(292)	(419)	(431)
INCOME (LOSS) BEFORE INCOME TAXES	872	(2,946)	537
Income tax expense	221	255	196
NET INCOME (LOSS)	$651	(3,201)	341
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
NET INCOME (LOSS)	$651	(3,201)	341
OTHER COMPREHENSIVE LOSS
Defined benefit pension plan adjustment, net of $—, 1 and (1) tax	(15)	(3)	5
Foreign currency translation adjustment, net of $(43), (6) and 50 tax	(40)	(5)	(200)
Other comprehensive loss, net of tax	(55)	(8)	(195)
COMPREHENSIVE INCOME (LOSS)	$596	(3,209)	146
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190	316
Accounts receivable, less allowance of $45 and $13	683	667
Note receivable - affiliate	1,468	1,590
Other	297	269
Total current assets	2,638	2,842
Property, plant and equipment, net of accumulated depreciation $2,818 and $1,825	10,518	9,936
GOODWILL AND OTHER ASSETS
Goodwill	7,405	7,415
Other intangible assets, net	6,605	7,334
Other, net	1,410	1,571
Total goodwill and other assets	15,420	16,320
TOTAL ASSETS	$28,576	29,098
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$14	11
Accounts payable	495	654
Accounts payable - affiliates	869	669
Accrued expenses and other liabilities
Salaries and benefits	220	240
Income and other taxes	111	152
Current operating lease liabilities	241	249
Other	159	162
Current portion of deferred revenue	315	309
Total current liabilities	2,424	2,446
LONG-TERM DEBT	10,373	10,356
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,396	1,343
Operating lease liabilities	903	854
Other	575	554
Total deferred revenue and other liabilities	2,874	2,751
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	13,139	13,724
Accumulated other comprehensive loss	(234)	(179)
Total member's equity	12,905	13,545
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,576	29,098
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$651	(3,201)	341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,689	1,613	1,704
Goodwill impairment	—	3,708	—
Deferred income taxes	175	219	175
Changes in current assets and liabilities:
Accounts receivable	(63)	21	46
Accounts payable	(218)	(134)	(37)
Other assets and liabilities, net	(159)	(6)	4
Other assets and liabilities, affiliate	108	423	216
Changes in other noncurrent assets and liabilities, net	71	120	(22)
Other, net	30	(80)	(30)
Net cash provided by operating activities	2,284	2,683	2,397
INVESTING ACTIVITIES
Capital expenditures	(1,432)	(1,341)	(1,038)
Proceeds from notes receivable - affiliates	122	235	—
Proceeds from sale of property, plant and equipment and other assets	137	28	134
Net cash used in investing activities	(1,173)	(1,078)	(904)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,020	2,479	—
Distributions	(1,200)	(1,084)	(1,545)
Payments of long-term debt	(2,060)	(2,906)	(7)
Other	(4)	(28)	—
Net cash used in financing activities	(1,244)	(1,539)	(1,552)
Net (decrease) increase in cash, cash equivalents and restricted cash	(133)	66	(59)
Cash, cash equivalents and restricted cash at beginning of period	338	272	331
Cash, cash equivalents and restricted cash at end of period	$205	338	272
Supplemental cash flow information:
Income taxes paid, net	$(24)	(23)	(33)
Interest paid (net of capitalized interest of $23, $15 and $1)	(382)	(531)	(542)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$190	316	243
Restricted cash included in Other current assets	3	3	4
Restricted cash included in Other, net noncurrent assets	12	19	25
Total	$205	338	272
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,724	18,048	19,254
Cumulative effect of adoption of ASU 2016-13, Credit losses, net of $2 tax	(3)	—	—
Cumulative effect of adoption of ASU 2016-02, Leases	—	(39)	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $(3) tax	—	—	9
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	(6)
Net income (loss)	651	(3,201)	341
Purchase price accounting adjustments	—	—	(5)
Distributions	(1,243)	(1,084)	(1,545)
Other	10	—	—
Balance at end of period	13,139	13,724	18,048
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(179)	(171)	18
Other comprehensive loss	(55)	(8)	(195)
Cumulative effect of adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	6
Balance at end of period	(234)	(179)	(171)
TOTAL MEMBER'S EQUITY	$12,905	13,545	17,877
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes to Consolidated Financial Statements

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc. and their respective subsidiaries. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries including Qwest Corporation, referred to as "Qwest".

(1) Background and Summary of Significant Accounting Policies

General

We are an international facilities-based technology communications provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide our services) of a broad range of integrated communications services. We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2020.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of member's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13—Income Taxes and Note 16—Commitments, Contingencies and Other Items for additional information.

For matters not related to income taxes, if a loss contingency is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•Identification of the contract with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services, including local voice, VPN, Ethernet, data, private line (including special access), network access, transport, voice, information technology ("IT"), video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

See Note 3—Revenue Recognition for additional information.

Affiliate Transactions

We provide services to our affiliates that we also provide to external customers. These services are recognized as operating revenue-affiliates in our consolidated statements of operations. Services provided to us from our affiliates are recognized as operating expenses-affiliates on our consolidated statements of operations. Because of the significance of the services we provide to our affiliates and our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. The resulting net balance for transactions between us and our affiliates at the end of each period is reported as accounts receivables - affiliates or accounts payable - affiliates on the accompanying consolidated balance sheets.

From time to time we make distributions to our parent, which reduce our capital resources for debt repayments or other purposes. Distributions are reflected on our consolidated statements of member's equity and our consolidated statements of cash flows reflects distributions made as financing activities.

Our ultimate parent company, Lumen Technologies, is currently indebted to us under a revolving credit facility.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

Income Taxes

Under Lumen's tax allocation policy, Lumen Technologies treats our consolidated results as if we were a separate taxpayer. Our reported deferred tax assets and liabilities, as discussed below and in Note 13—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, Lumen Technologies, rather than tax authorities. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies and the same payment and allocation policy applies. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax NOLs, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows.
Restricted Cash

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2020 and 2019.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for other receivables, less an allowance for credit losses. Prior to the adoption of ASU 2016-13, the allowance for credit losses receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We implemented the new standard effective January 1, 2020, as discussed in the Recently Adopted Accounting Pronouncements - "Measurement of Credit Losses on Financial Instruments", below. For more information, see Note 5—Credit Losses on Financial Instruments.

We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for credit losses approximates fair value.

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized global enterprises to small early stage companies primarily in the United States, Europe and Latin America. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material changes in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operation.

Property, Plant and Equipment

We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. We depreciate our property, plant and equipment using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews take into account actual usage, the physical condition of our property, plant, and equipment, industry data, and other relevant factors. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the asset. However, the asset is not retired until all customers no longer utilize the asset and we determine there is not alternative use for the asset.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years. We amortize our other intangible assets over an estimated life of 5 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoted to software development and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

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
For more information, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-U.S. subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2020, December 31, 2019 and December 31, 2018. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive income (loss) in member's/stockholders' equity and in our consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on our consolidated statements of operations.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $398 million, $412 million and $381 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements

During 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, "Measurement of Credit Losses on Financial Instruments.” During 2019, we adopted ASU 2016-02, "Leases (ASC 842)". During 2018, we adopted ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASU 2014-09, “Revenue from Contracts with Customers”.

Each of these is described further below.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $2 million. Please refer to Note 5—Credit Losses on Financial Instruments for more information.

Leases

We adopted ASU 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we have not made the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements" ("ASU 2019-01"), effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $39 million cumulative adjustment to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

See Note 3—Revenue Recognition for additional information.

Comprehensive Income (Loss)

In February 2018, the FASB issued ASU 2018-02, which provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Act") (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $6 million decrease to member's equity and increase to accumulated other comprehensive income. See Note 17—Accumulated Other Comprehensive Loss for additional information.

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The cumulative effect of initially applying ASU 2020-09 on January 4, 2021 will not have material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. In January 2021, the FASB issued ASC 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASC 2021-01”). This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. The ASU also amends the expedients and expectations in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the transition. As of December 31, 2020, we are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" (“ASU 2020-01”). This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2020, we determined there was no application or discontinuation of the equity method during the reporting periods. The cumulative effect of initially applying ASU 2020-01 on January 1, 2021 will have no material impact to our consolidated financial statements.

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

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2020	2019
	(Dollars in millions)
Goodwill	$7,405	7,415
Customer relationships, less accumulated amortization of $2,246 and $1,538	$6,156	6,865
Capitalized software, less accumulated amortization of $256 and $146	401	395
Trade names, less accumulated amortization of $83 and $57	48	74
Total other intangible assets, net	$6,605	7,334

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

At October 31, 2020, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2020, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 17%. We concluded that the goodwill was not impaired as of October 31, 2020.

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

At October 31, 2019, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2019, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 26%. We concluded that the goodwill was not impaired as of October 31, 2019.

The following table shows the rollforward of goodwill from December 31, 2018 through December 31, 2020:

(Dollars in millions)
As of December 31, 2018	$11,119
Goodwill Impairment	(3,708)
Effect of foreign currency exchange rate changes and other	4
As of December 31, 2019 (1)	7,415
Effect of foreign currency exchange rate changes and other	(10)
As of December 31, 2020 (1)	$7,405
_______________________________________________________________________________
(1)Goodwill at December 31, 2020 and December 31, 2019 is net of accumulated impairment loss of $3.7 billion.

Total amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 was $838 million, $809 million and $798 million, respectively. As of December 31, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.6 billion. As of December 31, 2020, the weighted average remaining useful lives of our finite-lived intangible assets was approximately 9 years in total; 9 years for customer relationships, 2 years for trade names, and 4 years for developed technology.

We estimate that total amortization expense for intangible assets for the years ending 2021 through 2025 will be as follows:

(Dollars in millions)
2021	$843
2022	783
2023	755
2024	743
2025	679

(3) Revenue Recognition

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the years ended December 31, 2020, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (6)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and Data Services (1)	$3,587	—	3,587
Transport and Infrastructure (2)	2,615	(703)	1,912
Voice and Collaboration (3)	1,423	—	1,423
Other (4)	100	(8)	92
Affiliate Services (5)	208	(208)	—
Total Revenue	$7,933	(919)	7,014

Timing of revenue:
Goods transferred at a point in time			$15
Services performed over time			6,999
Total revenue from contracts with customers			$7,014

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue (6)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and Data Services (1)	$3,655	—	3,655
Transport and Infrastructure (2)	2,544	(704)	1,840
Voice and Collaboration (3)	1,385	—	1,385
Other (4)	9	(9)	—
Affiliate Services (5)	180	(180)	—
Total Revenue	$7,773	(893)	6,880

Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			6,880
Total revenue from contracts with customers			$6,880

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (6)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and Data Services (1)	$3,728	—	3,728
Transport and Infrastructure (2)	2,591	(189)	2,402
Voice and Collaboration (3)	1,413	—	1,413
Other (4)	—	(3)	(3)
Affiliate Services (5)	107	(107)	—
Total Revenue	$7,839	(299)	7,540

Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			7,540
Total revenue from contracts with customers			$7,540
_______________________________________________________________________________
(1)Includes primarily VPN data network, IP, Ethernet, video and ancillary revenue.
(2)Includes primarily wavelength, colocation and data center services, dark fiber, private line and professional services revenue.
(3)Includes voice, Voice Over IP ("VoIP"), Collaboration.
(4)Includes sublease rental income and IT services and managed services revenue.
(5)Includes telecommunications and data services we bill to our affiliates.
(6)Includes lease revenue which is not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$683	678
Contract assets	38	32
Contract liabilities	385	423
_______________________________________________________________________________
(1)Gross customer receivables of $728 million and $691 million, net of allowance for credit losses of $45 million and $13 million, as of December 31, 2020 and 2019, respectively.

Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2020 and 2019, we recognized $188 million and $175 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of December 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $4.0 billion. We expect to recognize approximately 91% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for the years ended:

	Year Ended December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$79	121
Costs incurred	61	88
Amortization	(62)	(87)
End of period balance	$78	122

	Year Ended December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$64	84
Costs incurred	60	103
Amortization	(45)	(66)
End of period balance	$79	121
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract term of approximately 30 months for our business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1—Background and Summary of Significant Accounting Policies.

We primarily lease to or from third parties various office facilities, colocation facilities, dark fiber and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Some of our lease arrangements contain lease components, non-lease components (including common-area maintenance costs) and executory costs (including real estate taxes and insurance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Operating and short-term lease cost	$440	388
Finance lease cost:
Amortization of right-of-use assets	19	14
Interest on lease liability	11	10
Total finance lease cost	30	24
Total lease cost	$470	412

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2020, 2019 and 2018, our gross rental expense was $470 million, $412 million and $524 million, respectively. We also received sublease rental income for the years ended December 31, 2020, 2019 and 2018 of $8 million, $9 million and $9 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		Years Ended December 31,
Leases	Classification on the Balance Sheet	2020	2019
		(Dollars in millions)
Assets
Operating lease assets	Other, net	$1,091	1,060
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	235	154
Total leased assets		$1,326	1,214

Liabilities
Current
Operating	Current operating lease liabilities	$241	249
Finance	Current maturities of long-term debt	14	11
Noncurrent
Operating	Operating lease liabilities	903	854
Finance	Long-term debt	241	160
Total lease liabilities		$1,399	1,274

Weighted-average remaining lease term (years)
Operating leases		7.2	7.5
Finance leases		12.5	13.1
Weighted-average discount rate
Operating leases		5.85%	6.19%
Finance leases		5.01%	5.60%
Supplemental unaudited consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$350	387
Operating cash flows for finance leases	13	11
Financing cash flows for finance leases	18	5
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$151	206
Right-of-use assets obtained in exchange for new finance lease liabilities	100	12

As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$297	26
2022	249	25
2023	213	26
2024	154	26
2025	107	27
Thereafter	410	218
Total lease payments	1,430	348
Less: interest	(286)	(93)
Total	1,144	255
Less: current portion	(241)	(14)
Long-term portion	$903	241

As of December 31, 2020, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various office facilities, colocation facilities and dark fiber to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018 our gross rental income was $760 million or 10%, $798 million or 10%, and $192 million or 2% respectively, of our operating revenue.

(5) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses", we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of the asset. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our allowance for credit losses, we combine the historical, current, and expected credit loss rates and apply them to our period end accounts receivable.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecasted economic conditions requires substantial judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$18
Provision for expected losses	41
Write-offs charged against the allowance	(23)
Recoveries collected	11
Foreign currency exchange rate changes adjustment	(2)
Ending balance at December 31, 2020	$45
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of the new credit loss standard.

For the year ended December 31, 2020, we increased our allowance for credit losses for our accounts receivable portfolio due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe are predominantly attributable to the current COVID-19 induced economic slowdown. The increases were partially offset by recoveries of amounts previously written off.

(6) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	December 31, 2020	December 31, 2019
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.750%	2027	3,111	3,111
Senior Notes and Other Debt:
Senior notes (4)	3.625% - 5.375%	2024 - 2029	5,515	5,515
Finance leases	Various	Various	255	171
Unamortized premiums, net			60	104
Unamortized debt issuance costs			(54)	(34)
Total long-term debt			10,387	10,367
Less current maturities			(14)	(11)
Long-term debt, excluding current maturities			$10,373	10,356
_______________________________________________________________________________
(1)As of December 31, 2020
(2)See the remainder of this Note for a description of certain parent and subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 1.897% as of December 31, 2020 and 3.549% as of December 31, 2019.
(4)This debt is guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

New Issuances

On August 12, 2020, Level 3 Financing, Inc. issued $840 million aggregate principal amount of its 3.625% Senior Notes due 2029 (the "2029 Notes"). The net proceeds from the offering were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. The 2029 Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

On June 15, 2020, Level 3 Financing, Inc. issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). The net proceeds from the offering were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. The 2028 Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

On November 29, 2019, Level 3 Financing, Inc. issued $750 million of its 3.400% Senior Secured Notes due 2027 and $750 million of its 3.875% Senior Secured Notes due 2029. The net proceeds from the offering were used to redeem certain of its outstanding Term Loan indebtedness. See "—Senior Secured Term Loan" below. These notes are guaranteed by Level 3 Parent, LLC and several of its material domestic subsidiaries.

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion aggregate principal amount of its 4.625% Senior Notes due 2027. The net proceeds from the offering were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. These notes are guaranteed by Level 3 Parent, LLC and several of its material domestic subsidiaries.

Redemption of Senior Notes

On September 11, 2020, Level 3 Financing, Inc. redeemed the remaining $140 million aggregate principal amount of its outstanding 5.625% Senior Notes due 2023 and all $700 million aggregate principal amount of its 5.125% Senior Notes due 2023.

On July 15, 2020, Level 3 Financing, Inc. redeemed the remaining $840 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2022 and $360 million aggregate principal amount of its outstanding 5.625% Senior Notes due 2023.

During the fourth quarter of 2019, Level 3 Financing, Inc. redeemed the remaining $240 million aggregate principal amount of its outstanding 6.125% Senior Notes due 2021, all $600 million aggregate principal amount of Level 3 Parent, LLC's outstanding 5.750% Senior Notes due 2022 and $160 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2022.

On August 25, 2019, Level 3 Financing, Inc. redeemed $400 million aggregate principal amount of its outstanding 6.125% Senior Notes due 2021.

For the year ended December 31, 2020 and 2019, redemptions of senior notes resulted in a gain of $27 million and $5 million, respectively.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Interest expense:
Gross interest expense	$416	517	510
Capitalized interest	(23)	(15)	(1)
Total interest expense	$393	502	509

Senior Secured Term Loan

As of December 31, 2020, Level 3 Financing, Inc. owed $3.1 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

The Tranche B 2027 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan were, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and certain of its material domestic subsidiaries. Also, Level 3 Parent, LLC and certain of its subsidiaries have guaranteed the obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan. Additional secured term loans or revolving credit may in the future be extended to Level 3 Financing, Inc. under its credit agreement dated as of March 13, 2007, as amended through November 29, 2019.

On November 29, 2019, the proceeds from the Senior Secured Notes due 2027 and Senior Secured Notes due 2029 together with cash on hand were used to redeem $1.5 billion of the $4.6 billion Tranche B 2024 Term Loan that was repaid on November 29, 2019. On November 29, 2019 Level 3 Financing, Inc. entered into an amendment to its credit agreement to incur $3.1 billion in aggregate borrowing under the agreement through a new Tranche B 2027 Term Loan. The net proceeds of the Tranche B 2027 Term Loan, together with the proceeds of the Senior Secured Notes and cash on hand, were used to redeem in full the Tranche B 2024 Term Loan.

Senior Notes

All of the notes of Level 3 Financing, Inc. reflected in the table above pay interest semiannually and allow for the redemption of the notes at the option of the issuer, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited circumstances in connection with certain sales of equity securities. For purposes of early redemption, all of the notes reflected in the table above, excluding the Senior Notes due 2025 and Senior Notes due 2026, allow for the redemption of the notes at the option of the issuer upon not less than 10 or more than 60 days prior notice. For purposes of early redemption, the Senior Notes due 2025 and Senior Notes due 2026, allow for the redemption of the notes at the option of the issuer upon not less than 30 or more than 60 days prior notice. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures setting forth the specific terms of each respective series of the senior notes of Level 3 Financing, Inc.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2020 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2021	$14
2022	14
2023	15
2024	916
2025	817
2026 and thereafter	8,605
Total long-term debt	$10,381

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2020 and 2019, we had outstanding letters of credit or other similar obligations of approximately $18 million and $23 million, respectively, of which $11 million and $18 million were collateralized by restricted cash. We do not believe exposure to loss related to our letters of credit is material.

Covenants

The term loan and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates including Lumen Technologies and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

The debt covenants applicable to us and our subsidiaries could materially adversely affect their ability to operate or expand their respective businesses, to pursue strategic transactions, to transfer cash to or engage in transactions with their unconsolidated affiliates, or to otherwise pursue their plans and strategies.

Certain of Lumen's and our debt instruments contain cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Our ability to comply with the financial covenants in our debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond our control.

Compliance

As of December 31, 2020 and December 31, 2019, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Subsequent Event

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amounts of its 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem all $900 million aggregate principal amount of Level 3 Financing, Inc.'s outstanding 5.375% Senior Notes due 2024 (the "5.375% Notes") on February 12, 2021. Following this redemption, there were no bonds outstanding for the 5.375% Notes. The Sustainability-Linked Notes are (i) guaranteed by Level 3 Parent, LLC and (ii) expected to be guaranteed by Level 3 Communications, LLC, upon the receipt of all requisite material governmental authorizations.

(7) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Trade receivables	$570	529
Earned and unbilled receivables	158	151
Total accounts receivable	728	680
Less: allowance for credit losses	(45)	(13)
Accounts receivable, less allowance	$683	667

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2020 (1)	$13	41	(9)	45
2019	11	24	(22)	13
2018	3	18	(10)	11
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of $2 million tax effect. This adjustment is included within "Deductions". Please refer to Note 5—Credit Losses on Financial Instruments for more information.

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2020	2019
		(Dollars in millions)
Land	N/A	$320	336
Fiber conduit and other outside plant (1)	15-45 years	6,186	5,226
Central office and other network electronics (2)	7-10 years	3,388	2,687
Support assets (3)	3-30 years	2,722	2,419
Construction-in-progress (4)	N/A	720	1,093
Gross property, plant and equipment		13,336	11,761
Accumulated depreciation		(2,818)	(1,825)
Net property, plant and equipment		$10,518	9,936
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)Support assets consist of buildings, data centers, computers and other administrative and support equipment.
(4)Construction in progress includes construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

Depreciation expense was $851 million, $804 million and $906 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Asset Retirement Obligations

As of December 31, 2020 and 2019, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance at beginning of period	$113	105	45
Accretion expense	6	5	5
Purchase price adjustments (1)	—	—	58
Liabilities settled	(7)	(12)	(13)
Revision in estimated cash flows	10	15	10
Balance at end of period	$122	113	105
_______________________________________________________________________________
(1)These liabilities relate to purchase price adjustments that occurred during 2018 from Lumen's acquisition of us.

(9) Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$19
Accrued to expense	6
Payments, net	(16)
Balance at December 31, 2019	9
Accrued to expense	37
Payments, net	(23)
Balance at December 31, 2020	$23

(10) Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. We recognized $29 million, $29 million and $26 million in expense related to this plan for the years ended December 31, 2020, 2019, and 2018, respectively.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expense we recorded relating to these plans was approximately $8 million, $6 million and $5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $128 million and $122 million as of December 31, 2020 and 2019, respectively. The total plan benefit obligations were $161 million and $140 million as of December 31, 2020 and 2019, respectively. Therefore, the net unfunded status was $33 million and $18 million as of December 31, 2020 and 2019, respectively.

(11) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018, we recorded share-based compensation expense of approximately $78 million, $85 million and $105 million, respectively.

(12) Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2020		2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases	2	$10,132	10,340	10,196	10,244

(13) Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$—	12	—
Deferred	162	186	199
State and local
Current	22	4	(9)
Deferred	42	41	28
Foreign
Current	19	17	30
Deferred	(24)	(5)	(52)
Total income tax expense	$221	255	196

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$221	255	196
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	$43	5	(49)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2020	2019	2018
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.8%	(1.2)%	2.8%
Goodwill impairment	—%	(26.4)%	—%
Tax law changes	(1.5)%	(0.2)%	17.2%
Global intangible low-taxed income	—%	(0.4)%	1.8%
Net foreign income tax	0.9%	(0.8)%	(4.8)%
Executive compensation limitation	—%	(0.2)%	1.2%
Research and development credits	(0.6)%	0.1%	(1.3)%
Other, net	(0.3)%	(0.5)%	(1.4)%
Effective income tax rate	25.3%	(8.6)%	36.5%

For the year ended December 31, 2020, the effective tax rate is 25.3% compared to (8.6)% and 36.5% for the years ended December 31, 2019 and 2018, respectively. The effective tax rate for the year ended December 31, 2020 includes a $13 million favorable impact from U.S. tax law changes regarding Global Intangible Low Taxed Income regulations. The effective tax rate for the year ended December 31, 2019 includes a $779 million unfavorable impact of a non-deductible goodwill impairment. The effective tax rate for the year ended December 31, 2018 reflects $92 million of an estimated one-time income tax expense related to income tax law changes under the Tax Act enacted in 2017.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$277	306
Net operating loss carry forwards	3,503	3,233
Property, plant and equipment	65	58
Other	343	326
Gross deferred tax assets	4,188	3,923
Less valuation allowance	(1,170)	(892)
Net deferred tax assets	3,018	3,031
Deferred tax liabilities
Deferred revenue	(34)	(41)
Property, plant and equipment	(1,264)	(974)
Intangible assets	(1,773)	(1,898)
Other	(33)	(29)
Gross deferred tax liabilities	(3,104)	(2,942)
Net deferred tax (liabilities) assets	$(86)	89

Of the $86 million net deferred tax liabilities as of December 31, 2020, $247 million is reflected as a long-term liability, in other on our consolidated balance sheets and $161 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets. Of the $89 million net deferred tax assets as of December 31, 2019, $241 million is reflected as a long-term liability, in other on our consolidated balance sheets and $330 million is reflected as a noncurrent deferred tax asset, in other, net on our consolidated balance sheets.

As of December 31, 2020, we had federal NOLs of $12.9 billion before uncertain tax positions of $4.1 billion, which will expire between 2024 and 2037 if unused, and state NOLs of $8.3 billion before uncertain tax positions of $618 million. As of December 31, 2020, we had foreign NOLs of $7.2 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2020, a valuation allowance of $1.2 billion was recorded as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance as of December 31, 2020 and 2019 is primarily related to foreign and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2020 and 2019 is as follows:

	2020	2019
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$952	970
Tax positions of prior periods netted against deferred tax assets	(32)	(24)
Increase in tax positions taken in the prior period	—	1
Increase in tax positions taken in the current period	4	5
Decrease due to settlement/payments	(1)	—
Decrease from the lapse of statute of limitations	—	—
Unrecognized tax benefits at end of period	$923	952

The total amount (including interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $33 million and $30 million for the years ended December 31, 2020 and 2019, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $9 million and $8 million as of December 31, 2020 and 2019, respectively.

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

(14) Products and Services Revenues

At December 31, 2020, we categorized our products, services and revenue among the following five categories:
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
•Other, which includes sublease rental income and IT services and managed services, which may be purchased in conjunction with our other network services; and
•Affiliate Services, which includes telecommunication services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
IP and Data Services	$3,587	3,655	3,728
Transport and Infrastructure	2,615	2,544	2,591
Voice and Collaboration	1,423	1,385	1,413
Other	100	9	—
Affiliate Services	208	180	107
Total operating revenue	$7,933	7,773	7,839

The following tables present total assets as of the years ended December 31, 2020 and 2019 as well as operating revenue for the years ended December 31, 2020, 2019 and 2018 by geographic region:

	Total Assets
	As of December 31,
	2020	2019
	(Dollars in millions)
North America	$23,511	24,144
Europe, Middle East and Africa	3,059	2,842
Latin America	2,006	2,112
Total	$28,576	29,098

	Revenue
	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
North America	$6,411	6,307	6,358
Europe, Middle East and Africa	785	719	744
Latin America	737	747	737
Total	$7,933	7,773	7,839

Our operations are integrated into and reported as part of the consolidated segment data of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we have one reportable segment.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 16%, 16% and 20% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

(15) Affiliate Transactions

We provide telecommunications services to our affiliates that we also provide to external customers.

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

Our ultimate parent company, Lumen Technologies, is currently indebted to us under a revolving credit facility. On October 15, 2020, we agreed to refinance our notes receivable - affiliate due to mature on November 1, 2020 via a revolving credit facility that we extended to Lumen Technologies. The principal amount outstanding under such facility initially bears interest at 4.250% per annum, subject to certain adjustments as set forth in the facility. This principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations. During 2020, Lumen Technologies repaid $122 million of the amount owed to us under our notes receivable - affiliate. As of December 31, 2020, $1.5 billion aggregate principal amount of our loan to Lumen Technologies was outstanding.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies as of December 31, 2020 aggregated to approximately $59 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $2 million at December 31, 2020.

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

Brazilian Tax Claims

The São Paulo and Rio de Janeiro state tax authorities have issued tax assessments against our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”), mainly with respect to revenue from leasing certain assets and revenue from the provision of Internet access services by treating such activities as the provision of communications services, to which the ICMS tax applies. We filed objections to these assessments in both states, arguing among other things that neither the lease of assets nor the provision of Internet access qualifies as "communication services" subject to ICMS.

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and we have appealed to the second administrative level. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. We estimate that these assessments, if upheld, could result in a loss of $17 million to as high as $49 million as of December 31, 2020, in excess of the reserved accruals established for these matters.

Qui Tam Action

We were notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the U.S. District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint and an amended complaint were filed under seal on November 26, 2013 and June 16, 2014, respectively. The court unsealed the complaints on October 26, 2017.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2021 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none individually is reasonably expected to exceed $300,000 in fines and penalties.

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

Right-of-Way

As of December 31, 2020, our future rental commitments for right-of-way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2021	$109
2022	63
2023	62
2024	51
2025	44
2026 and thereafter	284
Total future minimum payments	$613

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $335 million as of December 31, 2020. Of this amount, we expect to purchase $120 million in 2021, $116 million in 2022 through 2023, $36 million in 2024 through 2025 and $63 million in 2026 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2020.

(17) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive (loss) recorded on our consolidated balance sheet by component for the years ended December 31, 2019 and December 31, 2020:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2018	$5	(176)	(171)
Other comprehensive loss before reclassifications	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Net other comprehensive loss	(3)	(5)	(8)
Balance at December 31, 2019	$2	(181)	(179)

Balance at December 31, 2019	$2	(181)	(179)
Other comprehensive loss, net of tax	(15)	(40)	(55)
Net other comprehensive loss	(15)	(40)	(55)
Balance at December 31, 2020	$(13)	(221)	(234)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2020, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2020. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pre-Approval Policies and Procedures

The Audit Committee of Lumen's Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us was $2.9 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

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

4.1.2
Supplemental Indenture, dated as of September 1, 2015, among Level 3 Communications, LLC, as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC's unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 2, 2015).

4.1.3
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

4.2.2
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

4.2.3
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

4.2.4
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016, governing the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

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

4.3.2*
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.

4.3.3*
Second Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.

4.4.1
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

4.4.2*
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.

4.5.1
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

4.5.2*
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.

4.6.1
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated June 15, 2020).

4.6.2*
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.

4.6.3*
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.

4.7.1
Indenture, dated as of August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2020).

4.7.2*
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.

4.7.3*
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.

4.8.1
Indenture, dated as of January 13, 2021, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated January 13, 2021).

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
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this March 3, 2021.

LEVEL 3 PARENT, LLC
Date: March 3, 2021	By:	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller (Principal Accounting Officer) and Director
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 3, 2021
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2021
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	March 3, 2021
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 3, 2021
Eric J. Mortensen