Form 10-Q
period 2021-03-31
Level 3 Parent, LLC
filed 2021-05-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).

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

Special Note Regarding Controlling Member

On September 14, 2020, our controlling member, CenturyLink, Inc. commenced operating under the brand name "Lumen" and on January 22, 2021, officially changed its legal name to "Lumen Technologies, Inc.". As a result, CenturyLink, Inc. is now “Lumen Technologies, Inc.”, and sometimes referred to herein as "Lumen Technologies" or “Lumen”.

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

•our ability to successfully and timely implement our operating plans and corporate strategies, including our deleveraging strategy;

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

•Lumen's ability to meet evolving environmental, social and governance ("ESG") expectations and benchmarks, and effectively communicate its ESG strategies;

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

•changes in tax, pension, healthcare or other laws or regulations, or in general government funding levels, including those arising from pending proposals of the Biden Administration to increase infrastructure spending and federal income tax rates;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,934	1,932
Operating revenue - affiliates	55	48
Total operating revenue	1,989	1,980
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	878	876
Selling, general and administrative	294	310
Operating expenses - affiliates	107	93
Depreciation and amortization	437	416
Total operating expenses	1,716	1,695
OPERATING INCOME	273	285
OTHER (EXPENSE) INCOME
Interest income - affiliate	18	13
Interest expense	(93)	(106)
Other income (expense), net	4	(34)
Total other expense, net	(71)	(127)
INCOME BEFORE INCOME TAXES	202	158
Income tax expense	51	45
NET INCOME	$151	113

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
NET INCOME	$151	113
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of $7 and $23 tax	(88)	(228)
Other comprehensive loss, net of tax	(88)	(228)
COMPREHENSIVE INCOME (LOSS)	$63	(115)

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234	190
Accounts receivable, less allowance of $44 and $45	673	683
Note receivable - affiliate	1,468	1,468
Other	354	297
Total current assets	2,729	2,638
Property, plant and equipment, net of accumulated depreciation of $3,018 and $2,818	10,477	10,518
GOODWILL AND OTHER ASSETS
Goodwill	7,389	7,405
Other intangible assets, net	6,413	6,605
Other, net	1,458	1,410
Total goodwill and other assets	15,260	15,420
TOTAL ASSETS	$28,466	28,576
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$29	14
Accounts payable	500	495
Accounts payable - affiliates	694	869
Accrued expenses and other liabilities
Salaries and benefits	155	220
Income and other taxes	106	111
Current operating lease liabilities	265	241
Other	134	159
Current portion of deferred revenue	325	315
Total current liabilities	2,208	2,424
LONG-TERM DEBT	10,339	10,373
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,401	1,396
Operating lease liabilities	973	903
Other	577	575
Total deferred revenue and other liabilities	2,951	2,874
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S EQUITY
Member's equity	13,290	13,139
Accumulated other comprehensive loss	(322)	(234)
Total member's equity	12,968	12,905
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,466	28,576

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$151	113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	416
Deferred income taxes	42	38
Changes in current assets and liabilities:
Accounts receivable	1	(80)
Accounts payable	(1)	22
Other assets and liabilities, net	(159)	(188)
Other assets and liabilities, affiliate	(161)	105
Changes in other noncurrent assets and liabilities, net	37	(10)
Other, net	(19)	(21)
Net cash provided by operating activities	328	395
INVESTING ACTIVITIES
Capital expenditures	(297)	(349)
Payments of notes receivable - affiliates	—	122
Proceeds from sale of property, plant and equipment and other assets	25	33
Net cash used in investing activities	(272)	(194)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	891	—
Distributions	—	(275)
Payments of long-term debt	(904)	(4)
Other	(2)	—
Net cash used in financing activities	(15)	(279)
Net increase (decrease) in cash, cash equivalents and restricted cash	41	(78)
Cash, cash equivalents and restricted cash at beginning of period	205	338
Cash, cash equivalents and restricted cash at end of period	$246	260
Supplemental cash flow information:
Income taxes paid, net	$(7)	(5)
Interest paid (net of capitalized interest of $4 and $6)	$(126)	(115)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$234	239
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	10	18
Total	$246	260

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,139	13,724
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $2 tax	—	(3)
Net income	151	113
Distributions	—	(318)
Other	—	8
Balance at end of period	13,290	13,524
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(234)	(179)
Other comprehensive loss	(88)	(228)
Balance at end of period	(322)	(407)
TOTAL MEMBER'S EQUITY	$12,968	13,117

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC. However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the first quarter of 2021.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

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

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Lease Income

We lease various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three months ended March 31, 2021 and 2020, our gross rental income was $197 million and $176 million, respectively, which represents approximately 10% and 9%, respectively, of our operating revenue for the three months ended March 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

Debt

On January 1, 2021, we adopted ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

Income taxes

On January 1, 2021, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $2 million. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. As of March 31, 2021, we are evaluating the existing contracts and the impact on consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$7,389	7,405
Customer relationships, less accumulated amortization of $2,417 and $2,246	$5,972	6,156
Capitalized software, less accumulated amortization of $280 and $256	400	401
Trade names, less accumulated amortization of $89 and $83	41	48
Total other intangible assets, net	$6,413	6,605

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

The following table shows the rollforward of goodwill from December 31, 2020 through March 31, 2021:

(Dollars in millions)
As of December 31, 2020	$7,405
Effect of foreign currency exchange rate changes	(16)
As of March 31, 2021	$7,389
_______________________________________________________________________________
(1)Goodwill at March 31, 2021 and December 31, 2020 is net of accumulated impairment loss of $3.7 billion.

Total amortization expense for intangible assets for the three months ended March 31, 2021 and 2020, was $211 million and $208 million, respectively. As of March 31, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining nine months)	$634
2022	783
2023	755
2024	744
2025	680

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorized our products, services and revenue among the following five categories:
•Compute and Application Services, which include our Edge Cloud services, IT solutions, Unified Communications and Collaboration ("UC&C"), data center, content delivery network ("CDN") and Managed Security services;
•IP and Data Services, which include Ethernet, IP, and VPN data networks, including software-defined wide area networks ("SD WAN") based services, Dynamic Connections and Hyper WAN;
•Fiber Infrastructure Services, which include dark fiber, optical services and equipment;
•Voice and Other, which includes Time Division Multiplexing ("TDM") voice, private line and other legacy services; and
•Affiliate Services, which include telecommunication services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three months ended March 31, 2021. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$280	(127)	153	275	(125)	150
IP and Data Services	881	—	881	881	—	881
Fiber Infrastructure Services	397	(53)	344	369	(50)	319
Voice and Other	376	(2)	374	407	(2)	405
Affiliate Services	55	(55)	—	48	(48)	—
Total revenue	$1,989	(237)	1,752	1,980	(225)	1,755
_____________________________________________________________________
(1) Includes lease revenue which is not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$671	683
Contract assets	37	38
Contract liabilities	323	385
_____________________________________________________________________

(1)Gross customer receivables of $715 million and $728 million, net of allowance for credit losses of $44 million and $45 million, at March 31, 2021 and December 31, 2020, respectively.

Contract liabilities are consideration we have received from our customers in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2021 and 2020, we recognized $93 million and $99 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021 and January 1, 2020, respectively.

Performance Obligations

As of March 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $3.7 billion. We expect to recognize approximately 90% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for:

	Three Months Ended March 31,
	2021		2020
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$78	122	79	121
Costs incurred	14	23	23	23
Amortization	(17)	(22)	(16)	(22)
End of period balance	$75	123	86	122

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2020	$45
Provision for expected losses	2
Write-offs charged against the allowance	(5)
Recoveries collected	2
Ending balance at March 31, 2021	$44

For the three months ended March 31, 2021, we decreased our allowance for credit losses for our accounts receivable portfolio as a result of normal business activity.

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	March 31, 2021	December 31, 2020
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.750%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases	Various	Various	265	255
Unamortized premiums, net			40	60
Unamortized debt issuance costs			(63)	(54)
Total long-term debt			10,368	10,387
Less current maturities			(29)	(14)
Long-term debt, excluding current maturities			$10,339	10,373
______________________________________________________________________
(1)As of March 31, 2021.
(2)See Note 6—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 1.859% at March 31, 2021 and 1.897% at December 31, 2020.
(4)This debt is, or is expected to be, fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.

New Issuances

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amounts of its 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds, together with cash on hand, were used to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. The Sustainability-Linked Notes are (i) guaranteed by Level 3 Parent, LLC and (ii) expected to be guaranteed by Level 3 Communications, LLC, upon the receipt of all requisite material governmental authorizations.

Redemption of Senior Notes

On February 12, 2021, Level 3 Financing, Inc. redeemed all $900 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2024. This transaction resulted in a gain of $16 million.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2021 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2021 (remaining nine months)	$26
2022	14
2023	15
2024	16
2025	817
2026 and thereafter	9,503
Total long-term debt	$10,391

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

Certain of Lumen's and our debt instruments contain cross-payment default or cross-acceleration provisions.

Compliance

As of March 31, 2021, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

(6) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, note receivable-affiliate and accounts payable approximate their fair values.

The three input levels in the hierarchy of fair value measurements are defined by the FASB are generally as follows:

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		March 31, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,103	10,212	10,132	10,340

(7) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2021 aggregated to approximately $58 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $1 million at March 31, 2021.

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

Brazilian Tax Claims

The São Paulo and Rio de Janeiro state tax authorities have issued tax assessments against our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”), mainly with respect to revenue from leasing certain assets and revenue from the provision of Internet access services by treating such activities as the provision of communications services, to which the ICMS tax applies. We filed objections to these assessments in both states, arguing, among other things that neither the lease of assets nor the provision of Internet access qualifies as “communication services” subject to ICMS.

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

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of $12 million to as high as $49 million as of March 31, 2021, in excess of the reserved accruals established for these matters.

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

We are evaluating our defenses to the claims. If, contrary to our expectations, the plaintiff obtains an award of the approximate magnitude he has claimed, the award would significantly exceed the reserve we have accrued for the matter. Such an outcome could have a material adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(8) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(88)	(88)
Net other comprehensive loss	—	(88)	(88)
Balance at March 31, 2021	$(13)	(309)	(322)

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

During the three month periods ended March 31, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income (loss) in our statements of operations.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$165	106
Contract fulfillment costs	61	63
Contract acquisition costs	45	47
Contract assets	33	34
Other	50	47
Total other current assets	$354	297

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

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

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. In addition to other actions described in our earlier reports, these steps included:

•establishing protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs in 2021. Additionally, as discussed further elsewhere herein, we have tracked pandemic impacts, including: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses and (iv) delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position, and, barring any unforeseen changes in conditions, we do not expect these changes to materially impact us during 2021. The impact of the pandemic during 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the pace of vaccinations worldwide, the length and severity of the health crisis and economic dislocations, actions taken by central banks, governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures referenced in Item 1A of Part II of this report.

Beginning in the first quarter of 2021, we categorized our products, services and revenue among the following five categories:
•Compute and Application Services, which include our Edge Cloud services, IT solutions, Unified Communications and Collaboration ("UC&C"), data center, content delivery network ("CDN") and Managed Security services;
•IP and Data Services, which include Ethernet, IP, and VPN data networks, including software-defined wide area networks ("SD WAN") based services, Dynamic Connections and Hyper WAN;
•Fiber Infrastructure Services, which include dark fiber, optical services and equipment;
•Voice and Other, which includes Time Division Multiplexing ("TDM") voice, private line and other legacy services; and
•Affiliate Services, which include telecommunication services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Operating revenue	$1,989	1,980
Operating expenses	1,716	1,695
Operating income	273	285
Other expense, net	(71)	(127)
Income before income taxes	202	158
Income tax expense	51	45
Net income	$151	113

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass market business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our five above-described revenue categories:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions)
Compute and Application Services	$280	275	2%
IP and Data Services	881	881	—%
Fiber Infrastructure Services	397	369	8%
Voice and Other	376	407	(8)%
Affiliate Services	55	48	15%
Total operating revenue	$1,989	1,980	—%

Our total operating revenue increased by $9 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to increases in IP and wavelength services, which were partially offset by VPN data network and voice services.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$878	876	—%
Selling, general and administrative	294	310	(5)%
Operating expenses - affiliates	107	93	15%
Depreciation and amortization	437	416	5%
Total operating expenses	$1,716	1,695	1%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to increases in facility costs from an increase in installations, which were partially offset by lower employee-related expenses, customer premises equipment expenses from lower sales, and direct taxes and fees.

Selling, General and Administrative

Selling, general and administrative decreased by $16 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to the transfer of certain employees to affiliates, employee-related benefits, marketing and advertising expenses and bad debt expenses, which were partially offset by higher salaries and wages from higher headcount, professional fees, and property and other taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $14 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in the level of services provided to us by our affiliates for leased circuits and IRU leases. The increase is also due to transferring certain employees to other affiliates, which results in expenses being allocated back to us through operating expenses - affiliates rather than included in selling, general and administrative expenses. These increases were partially offset by lower overall employee related expenses allocated from our affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions)
Depreciation	$226	208	9%
Amortization	211	208	1%
Total depreciation and amortization	$437	416	5%

Depreciation expense increased by $18 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to higher depreciation expense of $15 million associated with net growth in depreciable assets.

Amortization expense increased by $3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to higher amortization expense associated with net growth in amortizable assets.

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions)
Interest income - affiliate	$18	13	38%
Interest expense	(93)	(106)	(12)%
Other income (expense), net	4	(34)	(112)%
Total other expense, net	$(71)	(127)	(44)%
Income tax expense	$51	45	13%

Interest Income - Affiliate

Interest income - affiliate increased by $5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to an increase in the average interest rate associated with our note receivable - affiliate balance.

Interest Expense

Interest expense decreased by $13 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to a decrease in the average interest rate from 4.35% to 3.61%.

Other Income (Expense), Net

The following table summarizes our total other income (expense), net:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$16	—	nm
Foreign currency loss	(11)	(26)	(58)%
Interest income	—	1	nm
Other	(1)	(9)	(89)%
Total other income (expense), net	$4	(34)	(112)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended March 31, 2021 and 2020, our effective income tax rate was 25.2% and 28.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to a favorable impact from U.S. tax law changes regarding Global Intangible Low Taxed Income regulations.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we held cash and cash equivalents of $234 million, of which $81 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

Debt and Other Financing Arrangements

As of March 31, 2021 and December 31, 2020, our long-term debt (including current maturities and finance leases) totaled $10.4 billion. See Note 5—Long-Term Debt.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

See Note 5—Long-Term Debt for additional information about our long-term debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2021 and December 31, 2020, we had outstanding letters of credit or other similar obligations, of approximately $15 million and $18 million, respectively, of which $10 million and $11 million, respectively, were collateralized by restricted cash. We do not believe exposure to loss related to our letters of credit is material.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2021	2020	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$328	395	(67)
Net cash used in investing activities	$(272)	(194)	78
Net cash used in financing activities	$(15)	(279)	(264)

Operating Activities

Net cash provided by operating activities decreased by $67 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease in the contribution from working capital, which was partially offset by an increase in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $78 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to a decrease in receipt of affiliate notes receivable payments and a decrease in proceeds from the sale of property, plant and equipment, which was partially offset by a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $264 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to an increase in net proceeds from issuance of long-term debt and a decrease in distributions, which was partially offset by an increase in payments of long-term debt.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 7—Commitments, Contingencies and Other Items for additional information.

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

The summarized financial information set forth below excludes subsidiaries that are not within the Obligor Group and presents transactions between the Obligor Group and the subsidiaries that do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”). Investment in and equity in earnings of subsidiaries have been excluded from the summarized financial information.

The following tables present summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	1,024
Operating revenue-affiliates	—	—	54
Operating expenses	(25)	—	986
Operating expenses-affiliates	—	—	84
Operating income (loss)	25	—	8
Net income (loss)	1,087	66	(1,175)

The following tables present summarized financial information reflected in our consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$21,050	30,048	—
Note receivable-affiliate	1,468	—	—
Other current assets	34	—	479
Operating lease assets - affiliates	—	—	614
Other noncurrent assets	271	1,613	8,796
Accounts payable-affiliates	78	21	597
Current operating lease liabilities-affiliates	—	—	135
Due to affiliates	—	—	56,533
Other current liabilities	2	67	741
Non-current operating lease liabilities-affiliates	—	—	486
Other noncurrent liabilities	84	10,104	2,635

	December 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$19,985	30,062	—
Note receivable-affiliate	1,468	—	—
Other current assets	18	—	432
Operating lease assets - affiliates	—	—	472
Other noncurrent assets	271	1,595	8,811
Accounts payable-affiliates	85	21	773
Current operating lease liabilities-affiliates	—	—	107
Due to affiliates	—	—	55,114
Other current liabilities	1	101	774
Non-current operating lease liabilities-affiliates	—	—	377
Other noncurrent liabilities	83	10,131	2,636

Market Risk

At March 31, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of March 31, 2021, we had approximately $10.1 billion (excluding unamortized premiums, net unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $3.1 billion of floating rate debt exposed to changes in the LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2021.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed by us or our ultimate controlling member Lumen Technologies, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 5. OTHER INFORMATION

As we continue to evaluate our disclosure obligations under Section 13(r) of the Exchange Act in connection with the matter outlined below, the following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. There are no gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We plan to continue these activities as required to continue to provide commercial services in Russia.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

LEVEL 3 PARENT, LLC
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)