Form 10-Q
period 2021-06-30
Level 3 Parent, LLC
filed 2021-08-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
(720) 888-1000
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
—	—	—

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

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries.

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

•our ability to successfully and timely consummate the pending divestiture of our Latin American business on the terms proposed, to realize the anticipated benefits therefrom and to operate our retained business successfully thereafter;

•changes in our operating plans, corporate strategies and capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•the impact of any future material acquisitions or divestitures that we may engage in;

•the negative impact of increases in the costs of Lumen’s pension, healthcare for active and retired employees, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

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

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,929	1,932	3,863	3,864
Operating revenue - affiliates	56	52	111	100
Total operating revenue	1,985	1,984	3,974	3,964
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	868	890	1,746	1,766
Selling, general and administrative	273	312	567	622
Operating expenses - affiliates	131	80	238	173
Depreciation and amortization	436	405	873	821
Total operating expenses	1,708	1,687	3,424	3,382
OPERATING INCOME	277	297	550	582
OTHER (EXPENSE) INCOME
Interest income - affiliate	15	13	33	26
Interest expense	(89)	(96)	(182)	(202)
Other income (expense), net	6	22	10	(12)
Total other expense, net	(68)	(61)	(139)	(188)
INCOME BEFORE INCOME TAXES	209	236	411	394
Income tax expense	62	60	113	105
NET INCOME	$147	176	298	289

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
NET INCOME	$147	176	298	289
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of $(4), $(4), $3 and $19 tax	80	8	(8)	(220)
Other comprehensive income (loss), net of tax	80	8	(8)	(220)
COMPREHENSIVE INCOME	$227	184	290	69

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$233	190
Accounts receivable, less allowance of $42 and $45	705	683
Note receivable - affiliate	1,468	1,468
Other	322	297
Total current assets	2,728	2,638
Property, plant and equipment, net of accumulated depreciation of $3,258 and $2,818	10,608	10,518
GOODWILL AND OTHER ASSETS
Goodwill	7,406	7,405
Other intangible assets, net	6,228	6,605
Other, net	1,517	1,410
Total goodwill and other assets	15,151	15,420
TOTAL ASSETS	$28,487	28,576
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$17	14
Accounts payable	507	495
Accounts payable - affiliates	370	869
Accrued expenses and other liabilities
Salaries and benefits	189	220
Income and other taxes	119	111
Current operating lease liabilities	275	241
Other	157	159
Current portion of deferred revenue	319	315
Total current liabilities	1,953	2,424
LONG-TERM DEBT	10,336	10,373
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,416	1,396
Operating lease liabilities	986	903
Other	626	575
Total deferred revenue and other liabilities	3,028	2,874
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S EQUITY
Member's equity	13,412	13,139
Accumulated other comprehensive loss	(242)	(234)
Total member's equity	13,170	12,905
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,487	28,576

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$298	289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873	821
Deferred income taxes	92	88
Changes in current assets and liabilities:
Accounts receivable	(26)	(149)
Accounts payable	(9)	5
Other assets and liabilities, net	(74)	(82)
Other assets and liabilities, affiliate	(499)	194
Changes in other noncurrent assets and liabilities, net	13	25
Other, net	(35)	(34)
Net cash provided by operating activities	633	1,157
INVESTING ACTIVITIES
Capital expenditures	(591)	(726)
Collections on note receivable - affiliate	—	122
Proceeds from sale of property, plant and equipment and other assets	52	80
Net cash used in investing activities	(539)	(524)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	891	1,188
Distributions	(25)	(675)
Payments of long-term debt	(925)	(5)
Other	(1)	(2)
Net cash (used in) provided by financing activities	(60)	506
Net increase in cash, cash equivalents and restricted cash	34	1,139
Cash, cash equivalents and restricted cash at beginning of period	205	338
Cash, cash equivalents and restricted cash at end of period	$239	1,477
Supplemental cash flow information:
Income taxes paid, net	$(16)	(12)
Interest paid (net of capitalized interest of $8 and $13)	$(190)	(199)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$233	1,462
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	4	12
Total	$239	1,477

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,290	13,524	13,139	13,724
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $2 tax	—	—	—	(3)
Net income	147	176	298	289
Distributions	(25)	(400)	(25)	(718)
Other	—	1	—	9
Balance at end of period	13,412	13,301	13,412	13,301
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(322)	(407)	(234)	(179)
Other comprehensive income (loss)	80	8	(8)	(220)
Balance at end of period	(242)	(399)	(242)	(399)
TOTAL MEMBER'S EQUITY	$13,170	12,902	13,170	12,902

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes To Consolidated Financial Statements
(UNAUDITED)

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc. and their respective subsidiaries. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries.

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the second quarter of 2021.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $248 million and $83 million as of June 30, 2021 and December 31, 2020, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $60 million and $31 million as of June 30, 2021 and December 31, 2020, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $194 million and $65 million as of June 30, 2021 and December 31, 2020, respectively.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2021, we do not expect ASU 2020-04 to have any material impact on the consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$7,406	7,405
Customer relationships, less accumulated amortization of $2,599 and $2,246	$5,800	6,156
Capitalized software, less accumulated amortization of $292 and $256	393	401
Trade names, less accumulated amortization of $96 and $83	35	48
Total other intangible assets, net	$6,228	6,605

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

The following table shows the rollforward of goodwill from December 31, 2020 through June 30, 2021:

(Dollars in millions)
As of December 31, 2020	$7,405
Effect of foreign currency exchange rate changes	1
As of June 30, 2021	$7,406
_______________________________________________________________________________
(1)Goodwill at June 30, 2021 and December 31, 2020 is net of accumulated impairment loss of $3.7 billion.

Total amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 totaled $216 million and $208 million, respectively, and for the six months ended June 30, 2021 and 2020 totaled $427 million and $416 million, respectively. As of June 30, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $16.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining six months)	$421
2022	784
2023	756
2024	745
2025	681

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following five categories:
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
•Voice and Other, which include Time Division Multiplexing ("TDM") voice, private line and other legacy services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and six months ended June 30, 2021 and 2020. It also shows the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$283	(127)	156	265	(122)	143
IP and Data Services	888	—	888	880	—	880
Fiber Infrastructure Services	401	(55)	346	368	(52)	316
Voice and Other	357	(3)	354	419	(2)	417
Affiliate Services	56	(56)	—	52	(52)	—
Total revenue	$1,985	(241)	1,744	1,984	(228)	1,756

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$563	(254)	309	540	(247)	293
IP and Data Services	1,769	—	1,769	1,761	—	1,761
Fiber Infrastructure Services	798	(108)	690	737	(102)	635
Voice and Other	733	(5)	728	826	(4)	822
Affiliate Services	111	(111)	—	100	(100)	—
Total revenue	$3,974	(478)	3,496	3,964	(453)	3,511
_____________________________________________________________________
(1) Includes lease revenue which is not within the scope of ASC 606.

Operating Lease Income

We lease various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease revenue are included in operating revenue in our consolidated statements of operations.

For the three months ended June 30, 2021 and 2020, our gross rental income was $202 million and $192 million, respectively, which represents approximately 10% of our operating revenue for both the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, our gross rental income was $399 million and $368 million, respectively, which represents 10% and 9%, respectively, of our operating revenue for the six months ended June 30, 2021 and 2020.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$704	683
Contract assets	32	38
Contract liabilities	325	385
_____________________________________________________________________
(1)Reflects gross customer receivables of $746 million and $728 million, net of allowance for credit losses of $42 million and $45 million, at June 30, 2021 and December 31, 2020, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2021, we recognized $28 million and $121 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and six months ended June 30, 2020, we recognized $30 million and $129 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of June 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $3.8 billion. We expect to recognize approximately 88% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30,
	2021		2020
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$75	123	86	122
Costs incurred	15	23	7	21
Amortization	(15)	(22)	(16)	(21)
End of period balance	$75	124	77	122

	Six Months Ended June 30,
	2021		2020
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$78	122	79	121
Costs incurred	29	46	30	44
Amortization	(32)	(44)	(32)	(43)
End of period balance	$75	124	77	122

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected customer life of approximately 30 months for our business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2020	$45
Provision for expected losses	4
Write-offs charged against the allowance	(10)
Recoveries collected	3
Ending balance at June 30, 2021	$42

(5) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	June 30, 2021	December 31, 2020
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3) (5)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases	Various	Various	250	255
Unamortized premiums, net			38	60
Unamortized debt issuance costs			(61)	(54)
Total long-term debt			10,353	10,387
Less current maturities			(17)	(14)
Long-term debt, excluding current maturities			$10,336	10,373
______________________________________________________________________
(1)As of June 30, 2021.
(2)See Note 6—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 1.854% at June 30, 2021 and 1.897% at December 31, 2020.
(4)This debt is fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.
(5)See Note 1— Background for our considerations of the impact of Reference Rate Reform on our debt subject to rate reference changes from LIBOR.

New Issuances

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amounts of its 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. The Sustainability-Linked Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

Redemption of Senior Notes

On February 12, 2021, Level 3 Financing, Inc. redeemed all $900 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2024. This transaction resulted in a gain of $16 million.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2021 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2021 (remaining six months)	$11
2022	13
2023	15
2024	16
2025	817
2026 and thereafter	9,504
Total long-term debt	$10,376

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

Compliance

As of June 30, 2021, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		June 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,103	10,217	10,132	10,340

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2021 aggregated to approximately $46 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. In May 2021, the Company paid the remaining amount on the fractioning regimes entered into by the Company to pay the amount assessed while it was appealed.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and the Company filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. Oral argument was held before the Supreme Court of Justice in October 2018. A decision on this case is pending.

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and we have appealed to the second administrative level. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $53 million as of June 30, 2021, in excess of the reserved accruals established for these matters.

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

The amended complaint alleged that we, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator sought damages in this lawsuit of approximately $50 million. The case was settled in the second quarter of 2021 for an immaterial amount.

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

(8) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(8)	(8)
Net other comprehensive loss	—	(8)	(8)
Balance at June 30, 2021	$(13)	(229)	(242)

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

During the three and six month periods ended June 30, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income (loss) in our statements of operations.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$133	106
Contract fulfillment costs	61	63
Contract acquisition costs	44	47
Contract assets	28	34
Other	56	47
Total other current assets	$322	297

(10) Subsequent Event

On July 25, 2021, affiliates of Level 3 Parent, LLC entered into a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.735 billion cash, subject to certain working capital and other purchase price adjustments. We expect to close the transaction in the first half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions. We have not yet determined the final pre-tax gain or loss on the transaction as a result of various allocations which will be required in connection with consummating the transaction and related restructuring transactions. The purchase agreement contains various customary covenants for transactions of this type, including various indemnities.

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

On July 25, 2021, affiliates of Level 3 Parent, LLC entered into a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.735 billion cash, subject to certain working capital and other purchase price adjustments. For more information, see (i) Note 10—Subsequent Event to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors included in Item 1A of Part II of this report.

Impact of COVID-19 Pandemic

As previously outlined in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities.

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us during 2021.

Products, Services and Revenue

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following five categories:
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
•Voice and Other, which include Time Division Multiplexing ("TDM") voice, private line and other legacy services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating revenue	$1,985	1,984	3,974	3,964
Operating expenses	1,708	1,687	3,424	3,382
Operating income	277	297	550	582
Other expense, net	(68)	(61)	(139)	(188)
Income before income taxes	209	236	411	394
Income tax expense	62	60	113	105
Net income	$147	176	298	289

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our five above-described revenue categories:

	Three Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Compute and Application Services	$283	265	7%
IP and Data Services	888	880	1%
Fiber Infrastructure Services	401	368	9%
Voice and Other	357	419	(15)%
Affiliate Services	56	52	8%
Total operating revenue	$1,985	1,984	—%

	Six Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Compute and Application Services	$563	540	4%
IP and Data Services	1,769	1,761	—%
Fiber Infrastructure Services	798	737	8%
Voice and Other	733	826	(11)%
Affiliate Services	111	100	11%
Total operating revenue	$3,974	3,964	—%

Our total operating revenue increased by $1 million and $10 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 primarily due to increases in IP, dark fiber and wavelength services, and managed security, which were partially offset by declines in voice and other, CDN services, VPN data network, and ethernet services.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$868	890	(2)%
Selling, general and administrative	273	312	(13)%
Operating expenses - affiliates	131	80	64%
Depreciation and amortization	436	405	8%
Total operating expenses	$1,708	1,687	1%

	Six Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,746	1,766	(1)%
Selling, general and administrative	567	622	(9)%
Operating expenses - affiliates	238	173	38%
Depreciation and amortization	873	821	6%
Total operating expenses	$3,424	3,382	1%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $22 million and $20 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily due to lower employee-related expenses resulting from lower headcount and lower facility costs due to lower voice usage. These decreases were partially offset by higher customer premise equipment expenses and higher network expenses.

Selling, General and Administrative

Selling, general and administrative decreased by $39 million and $55 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily due to lower salary and employee-related benefits, insurance expenses, professional fees, marketing and advertising expenses and bad debt expenses. These decreases were partially offset by higher external commissions and property and other taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $51 million and $65 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily due to transferring certain employees to other affiliates, which results in expenses being allocated back to us through operating expenses - affiliates rather than included in selling, general and administrative expenses.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Depreciation	$220	197	12%
Amortization	216	208	4%
Total depreciation and amortization	$436	405	8%

	Six Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Depreciation	$446	405	10%
Amortization	427	416	3%
Total depreciation and amortization	$873	821	6%

Depreciation expense increased by $23 million and $41 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increases were primarily due to increases of $23 million and $37 million, respectively, resulting from the net growth in depreciable assets.

Amortization expense increased by $8 million and $11 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. Respectively, the increase for the three and six ended June 30, 2021 was due primarily to a $4 million increase in expense from the accelerated amortization for decommissioned applications for both periods and a $3 million and $5 million increase associated with the net growth in amortizable assets.

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Interest income - affiliate	$15	13	15%
Interest expense	(89)	(96)	(7)%
Other income, net	6	22	(73)%
Total other expense, net	$(68)	(61)	11%
Income tax expense	$62	60	3%

	Six Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Interest income - affiliate	$33	26	27%
Interest expense	(182)	(202)	(10)%
Other income (expense), net	10	(12)	nm
Total other expense, net	$(139)	(188)	(26)%
Income tax expense	$113	105	8%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate increased by $2 million and $7 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 primarily due to an increase in the average interest rate associated with our note receivable - affiliate balance.

Interest Expense

Interest expense decreased by $7 million and $20 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 primarily due to (i) a decrease in our average long-term debt from $11.0 billion to $10.4 billion and a decrease in the average interest rate from 4.11% to 3.53% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and (ii) a decrease in our average long-term debt from $11.0 billion to $10.4 billion and a decrease in the average interest rate from 4.23% to 3.61% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Other Income (Expense), Net

The following tables summarizes our total other income (expense), net:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Foreign currency gain	$8	18	(56)%
Other	(2)	4	nm
Total other income, net	$6	22	(73)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$16	—	nm
Foreign currency loss	(3)	(8)	(63)%
Interest income	—	1	nm
Other	(3)	(5)	(40)%
Total other income (expense), net	$10	(12)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended June 30, 2021 and 2020, our effective income tax rate was 29.7% and 25.4%, respectively. For the six months ended June 30, 2021 and 2020, our effective income tax rate was 27.5% and 26.6%, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we held cash and cash equivalents of $233 million, of which $80 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of both June 30, 2021 and December 31, 2020, our long-term debt (including current maturities and finance leases) totaled $10.4 billion. See Note 5—Long-Term Debt.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or adjust our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

See Note 5—Long-Term Debt for additional information about our long-term debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2021 and December 31, 2020, we had outstanding letters of credit or other similar obligations, of approximately $9 million and $18 million, respectively, of which $4 million and $11 million, respectively, were collateralized by restricted cash. We do not believe exposure to loss related to our letters of credit is material.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2021	2020	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$633	1,157	(524)
Net cash used in investing activities	$(539)	(524)	15
Net cash (used in) provided by financing activities	$(60)	506	566

Operating Activities

Net cash provided by operating activities decreased by $524 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to a decrease in the contribution from working capital primarily due to a reduction in accounts payable from affiliates, which was partially offset by an increase in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $15 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 primarily due to a decrease in collections on affiliate notes receivable and a decrease in proceeds from the sale of property, plant and equipment, which was partially offset by a decrease in capital expenditures.

Financing Activities

Net cash (used in) provided by financing activities changed by $566 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 primarily due to a decrease in net proceeds from issuance of long-term debt and an increase in repayments of long-term debt, which was partially offset by a decrease in distributions paid.

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

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact Lumen or us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Currently, we believe it is premature to speculate on the potential impact of these proposals on Lumen or us.

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

The following tables present summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	2,047
Operating revenue-affiliates	—	—	106
Operating expenses	(50)	1	1,946
Operating expenses-affiliates	—	—	192
Operating income (loss)	50	(1)	15
Net income (loss)	2,214	1	(2,269)

The following tables present summarized financial information reflected in our consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$22,174	29,980	—
Note receivable-affiliate	1,468	—	—
Other current assets	19	—	502
Operating lease assets - affiliates	—	—	680
Other noncurrent assets	268	1,639	8,809
Accounts payable-affiliates	76	20	598
Current operating lease liabilities-affiliates	—	—	153
Due to affiliates	—	—	58,270
Other current liabilities	1	90	763
Non-current operating lease liabilities-affiliates	—	—	531
Other noncurrent liabilities	90	10,104	2,645

	December 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$19,985	30,062	—
Note receivable-affiliate	1,468	—	—
Other current assets	18	—	432
Operating lease assets - affiliates	—	—	472
Other noncurrent assets	271	1,595	8,811
Accounts payable-affiliates	85	21	773
Current operating lease liabilities-affiliates	—	—	107
Due to affiliates	—	—	55,114
Other current liabilities	1	101	774
Non-current operating lease liabilities-affiliates	—	—	377
Other noncurrent liabilities	83	10,131	2,636

Market Risk

At June 30, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of June 30, 2021, we had approximately $10.1 billion (excluding unamortized premiums, net unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $3.1 billion of floating rate debt exposed to changes in the LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the following additional risk factor.

We may not be able to complete our pending divestiture of our Latin American business or realize the benefits of this transaction.

On July 25, 2021, certain of our affiliates agreed to sell our Latin American business and enter into various post-closing commercial agreements with the purchaser designed to ensure the continuity of services to customers. The completion of this divestiture is subject to receipt of several regulatory approvals and other customary closing conditions, the satisfaction of which is not assured. The pendency of this divestiture could impact us in several ways, including impacting relationships with our customers, vendors and employees, restricting our operations and diverting management’s attention from operating our business in the ordinary course. Even if we successfully complete the divestiture, we may (i) incur greater tax or costs or realize fewer benefits than anticipated under the purchase agreement and the post-closing commercial agreements that we plan to enter into with the purchaser and (ii) experience operational difficulties segregating the divested assets from our retained assets. Moreover, the divestiture will reduce our future cash flows.

ITEM 5. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We plan to continue these activities as required to continue to provide commercial services in Russia.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)