Form 10-Q
period 2021-09-30
Level 3 Parent, LLC
filed 2021-11-04
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

•the impact of any future material acquisitions or divestitures that we may transact;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions and vaccination policies could have on our business, operations, cash flows and corporate initiatives;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,934	1,918	5,797	5,782
Operating revenue - affiliates	56	53	167	153
Total operating revenue	1,990	1,971	5,964	5,935
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	897	857	2,643	2,623
Selling, general and administrative	305	300	872	922
Operating expenses - affiliates	116	101	354	274
Depreciation and amortization	431	429	1,304	1,250
Total operating expenses	1,749	1,687	5,173	5,069
OPERATING INCOME	241	284	791	866
OTHER (EXPENSE) INCOME
Interest income - affiliate	16	13	49	39
Interest expense	(90)	(99)	(272)	(301)
Other (expense) income, net	(9)	41	1	29
Total other expense, net	(83)	(45)	(222)	(233)
INCOME BEFORE INCOME TAXES	158	239	569	633
Income tax expense	37	42	150	147
NET INCOME	$121	197	419	486

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
NET INCOME	$121	197	419	486
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments, net of $13, $(21), $16 and $(2) tax	(93)	41	(101)	(179)
Other comprehensive (loss) income, net of tax	(93)	41	(101)	(179)
COMPREHENSIVE INCOME	$28	238	318	307

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215	190
Accounts receivable, less allowance of $39 and $45	620	683
Note receivable - affiliate	1,468	1,468
Assets held for sale	2,657	—
Other	238	297
Total current assets	5,198	2,638
Property, plant and equipment, net of accumulated depreciation of $2,998 and $2,818	9,011	10,518
GOODWILL AND OTHER ASSETS
Goodwill	6,667	7,405
Other intangible assets, net	5,907	6,605
Other, net	1,459	1,410
Total goodwill and other assets	14,033	15,420
TOTAL ASSETS	$28,242	28,576
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$24	14
Accounts payable	407	495
Accounts payable - affiliates	76	869
Accrued expenses and other liabilities
Salaries and benefits	166	220
Income and other taxes	98	111
Current operating lease liabilities	283	241
Other	143	159
Liabilities held for sale	412	—
Current portion of deferred revenue	289	315
Total current liabilities	1,898	2,424
LONG-TERM DEBT	10,402	10,373
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,335	1,396
Operating lease liabilities	942	903
Other	468	575
Total deferred revenue and other liabilities	2,745	2,874
COMMITMENTS AND CONTINGENCIES (Note 10)
MEMBER'S EQUITY
Member's equity	13,532	13,139
Accumulated other comprehensive loss	(335)	(234)
Total member's equity	13,197	12,905
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,242	28,576

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$419	486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,304	1,250
Deferred income taxes	122	124
Changes in current assets and liabilities:
Accounts receivable	(41)	(101)
Accounts payable	(34)	(139)
Other assets and liabilities, net	(74)	(195)
Other assets and liabilities, affiliate	(780)	364
Changes in other noncurrent assets and liabilities, net	33	116
Other, net	(8)	39
Net cash provided by operating activities	941	1,944
INVESTING ACTIVITIES
Capital expenditures	(874)	(1,124)
Collections on note receivable - affiliate	—	122
Proceeds from sale of property, plant and equipment and other assets	52	105
Net cash used in investing activities	(822)	(897)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	891	2,020
Distributions	(25)	(1,075)
Payments of long-term debt	(932)	(2,056)
Other	(1)	(4)
Net cash used in financing activities	(67)	(1,115)
Net increase (decrease) in cash, cash equivalents and restricted cash	52	(68)
Cash, cash equivalents and restricted cash at beginning of period	205	338
Cash, cash equivalents and restricted cash at end of period	$257	270
Supplemental cash flow information:
Income taxes paid, net	$(23)	(20)
Interest paid (net of capitalized interest of $11 and $18)	$(304)	(323)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$215	256
Cash and cash equivalents included in assets held for sale	36	—
Restricted cash included in Other current assets	2	2
Restricted cash included in Other, net noncurrent assets	4	12
Total	$257	270

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,412	13,301	13,139	13,724
Net income	121	197	419	486
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $2 tax	—	—	—	(3)
Distributions	—	(400)	(25)	(1,118)
Other	(1)	(2)	(1)	7
Balance at end of period	13,532	13,096	13,532	13,096
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(242)	(399)	(234)	(179)
Other comprehensive (loss) income	(93)	41	(101)	(179)
Balance at end of period	(335)	(358)	(335)	(358)
TOTAL MEMBER'S EQUITY	$13,197	12,738	13,197	12,738

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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the third quarter of 2021.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $243 million and $83 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $67 million and $31 million as of September 30, 2021 and December 31, 2020, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $187 million and $65 million as of September 30, 2021 and December 31, 2020, respectively.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have determined that we have one reportable segment.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been reclassified as held for sale as of September 30, 2021. See Note 2—Planned Divestiture of the Latin American Business for additional information.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $2 million. Please refer to Note 6—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2021, we do not expect ASU 2020-04 to have any material impact on the consolidated financial statements.

(2) Planned Divestiture of the Latin American Business

On July 25, 2021, affiliates of Level 3 Parent, LLC executed a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). We expect to close the transaction in the first half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if there are changes in other assumptions that impact our estimates.

We do not believe this divestiture transaction represents a strategic shift for Level 3. Therefore, the Latin American business does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Latin American business in our consolidated operating results until the transaction is closed. The pre-tax net income of the Latin American business is estimated to be as follows in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Low	High	Low	High	Low	High	Low	High
	(Dollars in millions)
Pre-tax net income	$59	72	36	45	$131	160	108	131

As of September 30, 2021 in the accompanying consolidated balance sheets, the assets and liabilities of our Latin American business (the "disposal group") are classified as held for sale and are measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group less costs to sell. Effective with the designation of the disposal group as held for sale on July 25, 2021, depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. We estimate that we would have recorded an additional $26 million of depreciation, intangible amortization, and amortization of right-of use assets for the three and nine months ended September 30, 2021 if the Latin American business did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the nine months ended September 30, 2021. The recoverability of the disposal group will be evaluated each reporting period until the closing of the transaction.

The principal components of the held for sale assets and liabilities as of September 30, 2021 are as follows:

September 30, 2021
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$36
Accounts receivable, less allowance of $3	83
Other current assets	75
Property, plant and equipment, net accumulated depreciation of $445	1,545
Goodwill (1)	718
Customer relationships and other intangibles, net	129
Other non-current assets	71
Total assets held for sale	$2,657

Liabilities held for sale
Accounts payable	$76
Salaries and benefits	22
Income and other taxes	32
Current portion of deferred revenue	28
Other current liabilities	10
Deferred income taxes, net	116
Other non-current liabilities	128
Total liabilities held for sale	$412
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group compared to the fair value of the total Company prior to being reclassified as held for sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$6,667	7,405
Customer relationships, less accumulated amortization of $2,617 and $2,246	$5,487	6,156
Capitalized software, less accumulated amortization of $322 and $256	387	401
Trade names, less accumulated amortization of $98 and $83	33	48
Total other intangible assets, net	$5,907	6,605

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

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test to determine whether there was an impairment prior to the reclassification and to determine the July 31, 2021 fair values to be utilized for goodwill allocation to the disposal group to be reclassified as assets held for sale. We concluded it is more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale.

At July 31, 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow methodology. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow methodology is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of July 31, 2021, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 17%. We concluded that we did not have any impairment as of July 31, 2021.

The following table shows the rollforward of goodwill from December 31, 2020 through September 30, 2021:

(Dollars in millions)
As of December 31, 2020 (1)	$7,405
Reclassified as held for sale (2)	(718)
Effect of foreign currency exchange rate changes	(20)
As of September 30, 2021 (1)	$6,667
_______________________________________________________________________________
(1)Goodwill at September 30, 2021 and December 31, 2020 is net of accumulated impairment loss of $3.6 billion and $3.7 billion, respectively. The change in accumulated impairment losses at September 30, 2021 is a result of amounts reclassified to held for sale related to our planned divestiture.
(2)Represents the amount of goodwill, net of accumulated impairment loss reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

Total amortization expense for intangible assets for both the three months ended September 30, 2021 and 2020 totaled $210 million, and for the nine months ended September 30, 2021 and 2020 totaled $637 million and $626 million, respectively. As of September 30, 2021, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $15.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as provided in the table below. As a result of reclassifying our disposal group as being held for sale on our September 30, 2021 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the disposal group. See Note 2—Planned Divestiture of the Latin American Business for more information.

(Dollars in millions)
2021 (remaining three months)	$200
2022	736
2023	708
2024	704
2025	689

(4) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following categories:
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
Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and nine months ended September 30, 2021 and 2020. It also shows the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$287	(126)	161	274	(124)	150
IP and Data Services	890	—	890	878	—	878
Fiber Infrastructure Services	412	(56)	356	379	(55)	324
Voice and Other	345	(3)	342	387	(2)	385
Affiliate Services	56	(56)	—	53	(53)	—
Total revenue	$1,990	(241)	1,749	1,971	(234)	1,737

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$850	(380)	470	814	(371)	443
IP and Data Services	2,659	—	2,659	2,639	—	2,639
Fiber Infrastructure Services	1,210	(164)	1,046	1,116	(157)	959
Voice and Other	1,078	(8)	1,070	1,213	(6)	1,207
Affiliate Services	167	(167)	—	153	(153)	—
Total revenue	$5,964	(719)	5,245	5,935	(687)	5,248
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

For the three months ended September 30, 2021 and 2020, our gross rental income was $202 million and $197 million, respectively, which represents approximately 10% of our operating revenue for both periods. For the nine months ended September 30, 2021 and 2020, our gross rental income was $601 million and $565 million, respectively, which represents 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1) (2)	$618	683
Contract assets (3)	32	38
Contract liabilities (4)	259	385
_____________________________________________________________________
(1)Reflects gross customer receivables of $657 million and $728 million, net of allowance for credit losses of $39 million and $45 million, at September 30, 2021 and December 31, 2020, respectively.
(2)As of September 30, 2021, amount excludes customer receivables reclassified as held for sale of $82 million.
(3)As of September 30, 2021, no amounts have been reclassified as held for sale.
(4)As of September 30, 2021, amount excludes contract liabilities reclassified as held for sale of $62 million.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and nine months ended September 30, 2021, we recognized $30 million and $151 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and nine months ended September 30, 2020, we recognized $29 million and $158 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of September 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $3.6 billion. We expect to recognize approximately 85% of this revenue through 2023, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our divestiture.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$75	124	77	122
Costs incurred	15	22	14	21
Amortization	(14)	(21)	(15)	(22)
Reclassified as held for sale (1)	—	(27)	—	—
End of period balance	$76	98	76	121

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$78	122	79	121
Costs incurred	44	68	44	65
Amortization	(46)	(65)	(47)	(65)
Reclassified as held for sale (1)	—	(27)	—	—
End of period balance	$76	98	76	121
(1)Represents the amounts reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

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

(5) Leases

We primarily lease to or from third parties various office facilities and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

During the third quarter of 2021, we rationalized our lease footprint and ceased using 13 leased property locations that were underutilized. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the both the three and nine month periods ending September 30, 2021, we incurred accelerated lease costs of approximately $15 million. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and may incur additional costs in future periods.

(6) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2020	$45
Provision for expected losses	14
Write-offs charged against the allowance	(21)
Recoveries collected	4
Reclassified as held for sale (1)	(3)
Ending balance at September 30, 2021	$39
(1)Represents the amounts reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

(7) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	September 30, 2021	December 31, 2020
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3) (5)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases and other obligations	Various	Various	323	255
Unamortized premiums, net			36	60
Unamortized debt issuance costs			(59)	(54)
Total long-term debt			10,426	10,387
Less current maturities			(24)	(14)
Long-term debt, excluding current maturities			$10,402	10,373
______________________________________________________________________
(1)As of September 30, 2021.
(2)See Note 6—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 1.835% at September 30, 2021 and 1.897% at December 31, 2020.
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

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2021 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years.

(Dollars in millions)
2021 (remaining three months)	$7
2022	24
2023	27
2024	32
2025	837
2026 and thereafter	9,522
Total long-term debt	$10,449

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

Compliance

As of September 30, 2021, we believe we were in compliance with the provisions and financial covenants contained in our material debt agreements in all material respects.

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Land	$305	320
Fiber conduit and other outside plant (1)	5,495	6,186
Central office and other network electronics (2)	3,185	3,388
Support assets (3)	2,480	2,722
Construction-in-progress (4)	544	720
Gross property, plant and equipment	12,009	13,336
Accumulated depreciation	(2,998)	(2,818)
Net property, plant and equipment	$9,011	10,518
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

As of September 30, 2021, we classified certain property, plant and equipment as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Planned Divestiture of the Latin American Business for more information.

We recorded depreciation expense of $221 million and $667 million for the three and nine months ended September 30, 2021 and $219 million and $624 million for the three and nine months ended September 30, 2020.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases, as well as the input level used to determine the fair values indicated below:

		September 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,103	10,208	10,132	10,340

(10) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2021 aggregated to approximately $40 million and are included in other current liabilities, other liabilities, and liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company expects an order for SUNAT to comply with the Supreme Court of Justice's decision.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $47 million as of September 30, 2021, in excess of the reserved accruals established for these matters.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during the fourth quarter of 2021 or during 2022 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

(11) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(101)	(101)
Net other comprehensive loss	—	(101)	(101)
Balance at September 30, 2021	$(13)	(322)	(335)

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

During the three and nine month periods ended September 30, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income (loss) in our statements of operations.

(12) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$108	106
Contract fulfillment costs	48	63
Contract acquisition costs	44	47
Contract assets	29	34
Other	9	47
Total other current assets	$238	297

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

On July 25, 2021, affiliates of Level 3 Parent, LLC entered into a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). For more information, see (i) Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors included in Item 1A of Part II of this report.

Impact of COVID-19 Pandemic

As previously outlined in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. We believe we are also experiencing delayed decision-making by certain of our customers in the current environment. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us in the near term.

Effective December 8, 2021, we plan to comply with President Biden's September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. For additional information, see "Risk Factors" in Item 1A of Part II of this report.

Products, Services and Revenue

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following categories:
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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating revenue	$1,990	1,971	5,964	5,935
Operating expenses	1,749	1,687	5,173	5,069
Operating income	241	284	791	866
Other expense, net	(83)	(45)	(222)	(233)
Income before income taxes	158	239	569	633
Income tax expense	37	42	150	147
Net income	$121	197	419	486

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our above-described revenue categories:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Compute and Application Services	$287	274	5%
IP and Data Services	890	878	1%
Fiber Infrastructure Services	412	379	9%
Voice and Other	345	387	(11)%
Affiliate Services	56	53	6%
Total operating revenue	$1,990	1,971	1%

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Compute and Application Services	$850	814	4%
IP and Data Services	2,659	2,639	1%
Fiber Infrastructure Services	1,210	1,116	8%
Voice and Other	1,078	1,213	(11)%
Affiliate Services	167	153	9%
Total operating revenue	$5,964	5,935	—%

Our total operating revenue increased by $19 million and $29 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 primarily due to increases in IP, dark fiber and wavelength services, and managed security, which were partially offset by declines in voice and other, CDN services, IT solutions, VPN data network, and ethernet services.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$897	857	5%
Selling, general and administrative	305	300	2%
Operating expenses - affiliates	116	101	15%
Depreciation and amortization	431	429	—%
Total operating expenses	$1,749	1,687	4%

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,643	2,623	1%
Selling, general and administrative	872	922	(5)%
Operating expenses - affiliates	354	274	29%
Depreciation and amortization	1,304	1,250	4%
Total operating expenses	$5,173	5,069	2%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $40 million and $20 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily due to higher customer premise equipment expenses, higher network expenses, and accelerated lease costs as part of our real estate rationalization during the third quarter of 2021. These increases were partially offset by lower employee-related expenses resulting from lower headcount and lower facility costs due to lower voice usage.

Selling, General and Administrative

Selling, general and administrative increased by $5 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 primarily due to a gain on sale of assets in the third quarter of 2020 that did not recur in the third quarter of 2021. The increase was partially offset by lower bad debt expenses, reduced salaries and wages, and lower allocated corporate expenses. Selling, general and administrative decreased by $50 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 due primarily to a reduction in salaries and wages and employee-related benefits, lower bad debt expense and lower insurance costs. These reductions were partially offset by a lower gain on sale of assets in 2021 compared to 2020, and higher professional fees and external commissions.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $15 million and $80 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily due to higher affiliate lease expenses for circuits and colocation facilities. The increase for the nine months ended was also partially due to transferring certain employees to other affiliates, which results in expenses being allocated back to us through operating expenses - affiliates rather than included in selling, general and administrative expenses.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Depreciation	$221	219	1%
Amortization	210	210	—%
Total depreciation and amortization	$431	429	—%

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Depreciation	$667	624	7%
Amortization	637	626	2%
Total depreciation and amortization	$1,304	1,250	4%

Depreciation expense increased by $2 million and $43 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The increases were primarily due to increases of $19 million and $55 million, respectively, resulting from the net growth in depreciable assets and increases of $2 million and $7 million, respectively due foreign currency exchange rate impacts. The increases are partially offset by a decrease of $20 million for both periods due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Amortization expense was unchanged and increased by $11 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. For the three and nine ended September 30, 2021 amortization expense increased by $2 million and $6 million, respectively, associated with the net growth in amortizable assets and increased by $3 million and $6 million, respectively, due to the accelerated amortization of decommissioned applications. Amortization expense for the nine month comparative period also increased by $3 million due foreign currency exchange rate impacts. These increases in amortization expense are partially offset by a decrease of $5 million for both periods due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Goodwill Impairment

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American Business, was considered a change in event or circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether there was an impairment prior to the reclassification of these assets to held for sale and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the disposal group to be reclassified as assets held for sale. We concluded it is more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021.

We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale. At July 31, 2021, we estimated the fair value of our remaining reporting unit by considering both a market approach and a discounted cash flow methodology. Based on our assessment performed, we concluded it was more likely than not that the fair value of our remaining reporting unit exceeded the carrying value of equity of our remaining reporting unit at July 31, 2021. Therefore, we concluded we did not have any impairment as of our assessment date.

Note 3—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Interest income - affiliate	$16	13	23%
Interest expense	(90)	(99)	(9)%
Other (expense) income, net	(9)	41	nm
Total other expense, net	$(83)	(45)	84%
Income tax expense	$37	42	(12)%

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Interest income - affiliate	$49	39	26%
Interest expense	(272)	(301)	(10)%
Other income, net	1	29	nm
Total other expense, net	$(222)	(233)	(5)%
Income tax expense	$150	147	2%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate increased by $3 million and $10 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 primarily due to an increase in the average interest rate associated with our note receivable - affiliate balance.

Interest Expense

Interest expense decreased by $9 million and $29 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 primarily due to (i) a decrease in our average long-term debt from $11.0 billion to $10.4 billion and a decrease in the average interest rate from 3.85% to 3.53% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and (ii) a decrease in the average interest rate from 4.08% to 3.60% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Other (Expense) Income, Net

The following tables summarizes our total other (expense) income, net:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$—	27	nm
Foreign currency (loss) gain	(11)	15	nm
Other	2	(1)	nm
Total other (expense) income, net	$(9)	41	nm

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$16	27	(41)%
Foreign currency (loss) gain	(14)	7	nm
Interest income	—	1	nm
Other	(1)	(6)	(83)%
Total other income, net	$1	29	(97)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended September 30, 2021 and 2020, our effective income tax rate was 23.4% and 17.6%, respectively. For the nine months ended September 30, 2021 and 2020, our effective income tax rate was 26.4% and 23.2%, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we held cash and cash equivalents, including cash and cash equivalents classified as held for sale, of $251 million, of which $67 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from Lumen Technologies (iii) proceeds from the planned divestiture of our Latin American business (iv) our ability to refinance our debt obligations and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

Impact of Planned Divestiture of our Latin American Business

As discussed in Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 1 of Part 1 of this report, we executed a definitive agreement to divest our Latin American business on July 25, 2021.

Debt and Other Financing Arrangements

As of September 30, 2021 and December 31, 2020, our long-term debt (including current maturities and finance leases) totaled $10.4 billion for both periods. See Note 7—Long-Term Debt.

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

See Note 7—Long-Term Debt for additional information about our long-term debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2021, we had outstanding letters of credit or other similar obligations, of approximately $9 million, of which $5 million was collateralized by restricted cash. We do not believe exposure to loss related to our letters of credit is material.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2021	2020	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$941	1,944	(1,003)
Net cash used in investing activities	$(822)	(897)	(75)
Net cash used in financing activities	$(67)	(1,115)	(1,048)

Operating Activities

Net cash provided by operating activities decreased by $1.0 billion for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to a decrease in the contribution from working capital related to a reduction in advances from affiliates and a decrease in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased by $75 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 primarily due to a decrease in capital expenditures. The decrease was partially offset by lower collections on affiliate notes receivable and a decrease in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $1.0 billion for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 primarily due to a decrease in repayments of long-term debt and a decrease in distributions paid, which was partially offset by a decrease in net proceeds from issuance of long-term debt.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 10—Commitments, Contingencies and Other Items for additional information.

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

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact Lumen or us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Proposed legislation or regulations, if enacted or adopted, could impact us or the scope of our services. Currently, we believe it is premature to speculate on the potential impact of these proposals on Lumen or us.

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

The following tables present summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	3,088
Operating revenue-affiliates	—	—	177
Operating expenses	(76)	1	2,954
Operating expenses-affiliates	—	—	284
Operating income (loss)	76	(1)	27
Net income (loss)	3,365	(66)	(3,380)

The following tables present summarized financial information reflected in our consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$23,280	29,908	—
Note receivable-affiliate	1,468	—	—
Other current assets	35	—	490
Operating lease assets - affiliates	—	—	703
Other noncurrent assets	294	1,663	8,751
Accounts payable-affiliates	74	64	274
Current operating lease liabilities-affiliates	—	—	172
Due to affiliates	—	—	59,655
Other current liabilities	1	63	753
Non-current operating lease liabilities-affiliates	—	—	541
Other noncurrent liabilities	89	10,106	2,637

	December 31, 2020
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$19,985	30,062	—
Note receivable-affiliate	1,468	—	—
Other current assets	18	—	432
Operating lease assets - affiliates	—	—	472
Other noncurrent assets	271	1,595	8,811
Accounts payable-affiliates	85	21	773
Current operating lease liabilities-affiliates	—	—	107
Due to affiliates	—	—	55,114
Other current liabilities	1	101	774
Non-current operating lease liabilities-affiliates	—	—	377
Other noncurrent liabilities	83	10,131	2,636

Market Risk

At September 30, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

As of September 30, 2021, we had approximately $10.1 billion (excluding unamortized premiums, net unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $3.1 billion of floating rate debt exposed to changes in the LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over reporting for the assets and liabilities to be sold through our previously announced divestiture, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 10 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the following additional risk factors.

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

COVID-19 vaccination requirements could potentially result in personnel shortages or disruptions.

Effective December 8, 2021, we plan to comply with President Biden’s September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. This mandate will require all of our domestic employees to be vaccinated against COVID-19 or face termination, unless a religious or medical exemption applies. This requirement could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption. In addition, certain of our contractors and vendors may also be subject to this Executive Order. It is possible that any resulting personnel shortages could have a material adverse impact on our operating results or financial condition.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)