Form 10-K
period 2021-12-31
Level 3 Parent, LLC
filed 2022-02-24
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(720) 888-1000
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

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

•statements concerning the anticipated impact of our transactions, investments, product development, buildout plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, financial position, operating results or prospects; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of possible cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively retain and hire key personnel;

•possible changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and distributions;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging strategy;

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

•the negative impact of increases in the costs of Lumen’s pension, healthcare and post-employment benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

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

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, pension, healthcare or other laws or regulations, or in general government funding levels, including those arising from recently-enacted federal legislation promoting increased broadband spending;

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

•the effects of more general factors such as changes in interest rates, in inflation, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Overview

We are an international facilities-based technology and communications company focused on providing our customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world, which we believe is undergoing the “Fourth Industrial Revolution” or simply the “4IR”. As a part of Lumen Technologies, our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their information, communications and technology programs to address dynamic changes. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

On July 25, 2021 we entered into a definitive agreement to divest our Latin American business in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses. We anticipate closing the transaction mid-year 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions. See Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 8 of Part II of this report for additional information on this transaction.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2021	2020	2019 (1)
	(Dollars in millions)
Operating revenue	$7,952	7,933	7,773
Operating expenses	6,920	6,769	10,300
Operating income (loss)	$1,032	1,164	(2,527)
Net income (loss)	$586	651	(3,201)
_______________________________________________________________________________
(1)During 2019, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $3.7 billion. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Total assets	$28,095	28,576
Total long-term debt (1)	10,422	10,387
Total member's equity	13,009	12,905
_______________________________________________________________________________
(1)For additional information on our long-term debt, see Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

We estimate that during 2021, approximately 20% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States. The summary financial information appearing above should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Operations

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we organize our products and services to reflect product life cycles and our go to market approach. At December 31, 2021, we categorized our services as follows: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services, Voice and Other, and Affiliate revenue.

Compute and Application Services

•Edge Cloud Services. We provide both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud products leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

•IT Solutions. We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development;

•Unified Communications and Collaboration ("UC&C"). We provide access to various unified communications platforms. This offering includes both individual, license-based UC&C models and more robust options that transform a customer’s inbound and outbound calling platform;

•Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

•Content Delivery. Our content delivery services provide our customers with the ability to meet their streaming video and far-reaching digital content distribution needs through our Content Delivery Network ("CDN") services and our Vyvx Broadcast Solutions; and
•Managed Security Services. We provide enterprise security solutions that help our customers secure networks, mitigate malicious attacks and identify potential security threats. These services include DDoS mitigation, remote and premise-based firewalls, professional consulting and management services, and threat intelligence services.

IP and Data Services

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

•VPN Data Networks. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network; and

•Voice Over Internet Protocol ("VoIP"). We deliver a broad range of local and enterprise voice and data services built on VoIP technology, including VoIP enhanced local service, national and multinational session initiation protocol ("SIP") trunking, hosted VoIP service, Primary Rate Interface ("PRI") service support, long distance service and toll-free service.

Fiber Infrastructure Services

•Dark Fiber. We possess an extensive array of unlit optical fiber known as “dark fiber,” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology. We provide professional services to engineer these networks, and in some cases, manage them for customers; and

•Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

Voice and Other

•Voice Services. We offer our customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including PRI service, local inbound service, switched one-plus, toll free, long distance and international services;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions; and

•Other Legacy Services. We continue to provide certain services based on older platforms to support our customers as they transition to newer technology. These services include Synchronous Optical Network ("SONET") based ethernet, legacy data hosting services, and conferencing services.

Affiliate revenue

•Affiliate Services. We provide our affiliates certain communication services that we also provide to external customers. Please see our products and services listed above for further description of these services.

From time to time, we may change the categorization of our products and services.

Our Network

Our and Lumen's network, through which we provide most of our products and services, primarily consists of fiber-optic cables and other supporting equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

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

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and from time to time in the ordinary course of our business we experience disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

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

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions.

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data service continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large international communications providers, we are facing competition from additional sources, including systems integrators, cloud service providers, software networking companies, infrastructure companies, cable companies, device providers, resellers and smaller niche providers.

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

Research, Development & Intellectual Property

As of December 31, 2021, we had approximately 1,500 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state regulatory commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or EU), national agencies and, frequently, state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services. For information on the risks associated with the regulations discussed below, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state regulatory commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult. The following description discusses some of the major regulations affecting our operations, but others could have a substantial impact on us as well. For additional information, see “Risk Factors” in Item 1A of Part 1 of this report.

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including (i) our access to and use of local telephone numbers, (ii) our provision of emergency 911 services and (iii) our use or removal (potentially on a reimbursable basis) of equipment produced by certain vendors deemed to cause potential national security risks. We could incur substantial penalties if we fail to comply with the FCC's applicable regulations.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as incumbent local exchange carriers ("ILECs").

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a global company, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business. We have adopted data handling policies and practices to comply with global data privacy requirements, including GDPR and similar regulations.

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

The United Kingdom ("UK") recently terminated its membership in the EU (“Brexit”) and has entered into related separation agreements with the EU regarding data sharing, financial services and other matters. Several factors which are currently unknown will influence Brexit’s ultimate impact on our business. We operate a staging facility in the UK, where certain core network elements and customer premises equipment are configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also established a third party sparing facility in Amsterdam which we believe will help mitigate potential disruptions resulting from any impediments to the free movement of goods between the EU and the UK. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

Our overseas operations are subject to various U.S. export and sanctions laws and regulations. Our deconsolidated Venezuelan affiliate conducts operations in Venezuela, which is currently subject to certain U.S. sanctions.

Other Regulations

Our networks and properties are subject to numerous federal, state and local laws and regulations, including laws and regulations governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 16—Commitments, Contingencies And Other Items. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

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

Employees

As of December 31, 2021, we had approximately 12,000 employees.

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

You should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, you should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations or prospects or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this annual report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options and (iii) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business offerings faces increasingly intense competition, with increased pressure to be digitally integrated and quick to market, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional network services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing profit margins. For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. We intend to reopen our offices in 2022 under a “hybrid” working environment, meaning that some of our employees will have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate under a hybrid working environment are not successful, our business could be adversely impacted. Additionally, any state or federal vaccine mandate that is upheld by the courts could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption.

The pandemic and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

We could be harmed if our reputation is damaged.

We believe the Lumen and Level 3 brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. Similarly, any failure to achieve our ESG commitments could harm our reputation and adversely affect us. See further ESG considerations described within Lumen's Form 10-K filing for the year ended December 31, 2021.

There is a risk that negative or inaccurate information about us, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair. Damage to our reputation could also reduce the value and effectiveness of the Lumen brand name and could reduce investor confidence in us, having a material adverse impact on the value of our securities.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by several features of our operations, including (i) our material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on them to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services and (vi) our increased incidence of employees working from remote locations.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Delayed sales, lower margins, fines or lost customers resulting from such disruptions could have a negative impact on our business, reputation, results of operations, financial condition, and cash flows.

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

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases.

Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience business interruptions, security breaches, litigation or other issues that interfere with their ability to deliver their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

The COVID-19 pandemic and other factors have led to a shortage of semiconductors and certain other supplies that we use in our business. Thus far, the negative impact of these shortages on our financial results has not been significant. If these shortages intensify, however, it could materially impact our financial results in a variety of ways, including by increasing our expenses, delaying our network expansion plans or interfering with our ability to deliver products and services.

Reliance on key licensors. We rely on key technologies licensed from third parties to deliver certain of our products and services. Our agreements with these licensors may expire or be terminated, and some of the licenses may not be available to us in the future on terms acceptable to us or at all. Moreover, if we incorporate licensed technology into our network, we may have limited flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

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

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our domestic facilities are located in coastal areas, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. These events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors. Also, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, which could result in significant increased costs and require additional investments in facilities and equipment, thereby negatively affecting our business and operations. In addition, any failure to achieve our goals or regulatory mandates with respect to reducing our impact on the environment could result in the adverse impacts noted above.

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

In addition, in the past, Lumen Technologies or we have disposed of assets or asset groups for a variety of reasons, and we may dispose of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of distributions, capital expenditures, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Variants of the COVID-19 virus pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. In addition, many of our employees continue to face challenges due to pandemic-related financial, family and health burdens that may negatively impact their ability or willingness to remain employed or fully engaged. If the pandemic intensifies or economic conditions deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks, (vi) maintain a consistent culture and (vii) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

Our consolidated revenue is concentrated in a couple top customers.

Approximately 3% of our consolidated revenue is attributable to our top customer, and approximately 6% of our consolidated revenue is attributable to our top two customers. If we lost either or both of these customers, or either of them materially decreased their respective orders for our services, our business would be adversely affected.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2021.

We face other business risks.

We face other business risks, including among others:

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents; and

•the adverse effects of terrorism, rioting, vandalism or social unrest.

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

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity or penalties, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, it could have a material adverse impact on our results of operations and financial condition.

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

While we disclaim liability for third-party content in most of our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation. Moreover, as noted above, pending proposals to change the law could materially heighten our legal exposure.

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

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Our international operations expose us to various regulatory, currency, tax, legal and other risks.

Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, economic sanctions, tax laws, immigration laws, environmental laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of fines, penalties or license revocations if we are determined to have violated applicable laws or regulations. Additionally, these laws or regulations may potentially impact our customers and result in foregone business or penalties to us if we fail to comply with any applicable sanctions or restrictions on our activities.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations. We are subject to the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity laws in other regions. These laws and regulations continue to proliferate and evolve, are becoming more complex and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest, potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates including, without limitation, the matters outlined in Note 1—Background and Summary of Significant Accounting Policies—Foreign Currency; problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure.

Our operations and financial results could be impacted by changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations , including most recently Brexit.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2021, we had approximately $4.6 billion of outstanding consolidated secured indebtedness and $5.5 billion of outstanding consolidated unsecured indebtedness (excluding finance leases and other obligations, unamortized discounts or premiums and unamortized debt issuance costs.)

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

•making us more vulnerable to economic or industry downturns, including interest rate increases (especially with respect to our variable rate debt);

•placing us at a competitive disadvantage compared to less leveraged companies;

•adversely impacting other parties’ perception of Lumen, including but not limited to existing or potential customers, vendors, employees or creditors;

•making it more difficult or expensive for us to obtain any necessary future financing or refinancing, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

Nearly half of the debt of our subsidiary Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates, including us. Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the nearly 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates' consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen’s senior secured credit facilities and notes contain several significant limitations restricting Lumen’s ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers or consolidations. These restrictive covenants could have a material adverse impact on our and our affiliates' ability to operate or reconfigure our business, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

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

Our business is capital intensive. We expect to continue to require significant capital to maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

We rely on payments from our operating companies to meet our obligations.

Because both we and Level 3 Financing, Inc. are holding companies, substantially all of our income and operating cash flow is dependent upon the earnings of our respective subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our respective subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions, our non-guarantor subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Moreover, our rights to receive assets of our respective non-guarantor subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable state or federal tax laws, regulatory orders or regulations. For all these reasons, you should not assume our respective subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our respective cash requirements.

We periodically transfer our cash to our controlling equity owner, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company.

As of December 31, 2021, Lumen Technologies owed us approximately $1.5 billion on the affiliate note receivable. Developments that adversely impact Lumen Technologies could adversely impact our ability to collect this debt.

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

As of December 31, 2021, we had approximately $8.1 billion of federal net operating loss carryforwards ("NOLs"), which are subject to limitations under Section 382 of the Internal Revenue Code and related regulations. These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, Lumen Technologies has maintained an NOL rights agreement since February 2019.

As of December 31, 2021, we also had substantial state NOLs and foreign NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our and Lumen's management previously identified a material weakness related to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, the deficiency was costly to remediate and caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our members' equity.

As of December 31, 2021, approximately 47% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets (including goodwill and other intangible assets reclassified as assets held for sale). From time to time, including most recently in the first quarter of 2019, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates or our industry could adversely impact the liquidity or market prices of our outstanding debt securities;

•a change of control of us or certain of our affiliates will accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay, or could adversely impact our ability to continue periodic dividends on our capital stock at current rates, or at all; and

•current inflation could negatively impact (i) our margins if the higher cost of our labor and supplies cannot be offset by us raising our prices or reducing our other expenses or (ii) our revenues if an inflationary environment causes our customers to defer or decrease their expenditures on our products or services.

Pending Divestiture Risks

The completion of our pending divestitures are subject to several conditions.

As described further in Note 2—Planned Divestiture of the Latin American Business, we have agreed to divest our Latin American business. The completion of the divestiture of our Latin American business is subject to the receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of various other closing conditions. We cannot assure you that this divestiture will be completed in the timeframe anticipated by us or at all.

The pendency of the divestiture could adversely affect our business.

The pendency of our divestiture could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified operating covenants in the purchase agreement, (iii) diverting management’s attention from operating our business in the ordinary course, and (iv) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.

We may be unable to successfully segregate the divested business from our retained business and realize the anticipated benefits of the divestiture.

Under the pending divestiture, we have agreed to (i) complete certain restructuring transactions to segregate the divested business from our retained business, (ii) provide certain post-closing transition and commercial services to the purchaser, and (iii) receive certain post-closing services from the purchaser designed to ensure the continuity of services to our retained customers.

We anticipate that it will be challenging and time-consuming to segregate the business and provide transition services to the purchaser. Even if we successfully complete the divestiture, we may incur or experience (i) greater tax or other costs or realize fewer benefits than anticipated under the purchase agreement and our post-closing commercial agreement with the purchaser, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchaser regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchaser, (iv) potential disputes with creditors concerning the pending transaction or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) lower productivity to the extent segregation of the divested business distracts or diverts personnel from operating our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent.

The divestiture will reduce our future cash flows. If our remaining business fails to perform as expected, the divestiture could exacerbate certain of the other financial risks specified in this Item 1A, including our ability to fund all of our current cash requirements.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we always welcome constructive input from our shareholders and regularly engage in dialogue with our shareholders to that end, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of our board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s board or management. The recent increase in the activism of debtholders could increase the risk of claims being made under Lumen’s and our debt agreements.

We face other general risks.

As a large multinational business with complex operations, we face various other general risks, including among others, the risk that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	As of December 31,
	2021(5)	2020
Land	3%	3%
Fiber, conduit and other outside plant (1)	45%	46%
Central office and other network electronics (2)	27%	25%
Support assets (3)	20%	21%
Construction in progress (4)	5%	5%
Gross property, plant and equipment	100%	100%
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
(5)These values exclude assets reclassified as held for sale related to the pending divestiture of our Latin American business.

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

ITEM 6. [Reserved]

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

On July 25, 2021, affiliates of ours entered into a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). For more information, see (i) Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances. To date, these steps have included:

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, beginning in the second half of 2020 and continuing into early 2022, we have rationalized our leased footprint and ceased using 13 leased property locations that were underutilized due to the COVID-19 pandemic. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. As a result, we incurred accelerated lease costs of approximately $15 million for the year ended December 31, 2021. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs during 2022. Additionally, as discussed further elsewhere herein, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) operational challenges resulting from shortages of semiconductors and certain other supplies that we use in our business, and (v) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We intend to reopen our offices in 2022 under a "hybrid" working environment, which permits some of our employees the flexibility to work remotely at least some of the time, for the foreseeable future.

For additional information on the impacts of the pandemic, see Item 1A of this report.

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

The following table summarizes the results of our consolidated operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(Dollars in millions)
Operating revenue	$7,952	7,933
Operating expenses	6,920	6,769
Operating income	1,032	1,164
Other expense, net	(249)	(292)
Income before income taxes	783	872
Income tax expense	197	221
Net income	$586	651

Operating Revenue

Since the first quarter of 2021, we have categorized our products and services and related revenue among the following categories:
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
From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of Part I of this report.

The following table summarizes our consolidated operating revenue recorded under our above-described revenue categories:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Compute and Application Services	$1,141	1,098	4%
IP and Data Services	3,555	3,522	1%
Fiber Infrastructure Services	1,612	1,507	7%
Voice and Other	1,421	1,598	(11)%
Affiliate Services	223	208	7%
Total operating revenue	$7,952	7,933	—%

Our total operating revenue increased by $19 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to increases in our managed security, IP, wavelength, dark fiber, and collaboration services, which were partially offset by decreases in voice and other, VPN data networks and Ethernet services.
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

These expense classifications may not be comparable to those of other companies.

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,525	3,486	1%
Selling, general and administrative	1,181	1,226	(4)%
Operating expenses - affiliates	497	368	35%
Depreciation and amortization	1,717	1,689	2%
Total operating expenses	$6,920	6,769	2%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $39 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to higher customer premise equipment costs from higher sales, higher network expenses, and accelerated lease costs as part of our real estate rationalization efforts. These increases were partially offset by lower employee-related expenses resulting from lower headcount and lower facility costs due to lower voice usage.

Selling, General and Administrative

Selling, general and administrative decreased by $45 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a reduction in salaries and wages and employee-related benefits, lower bad debt expense and lower insurance costs. These reductions were partially offset by lower gain on sale of assets in 2021 compared to 2020.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $129 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to higher affiliate lease expense for circuits and colocation facilities. The increase was also partially due to transferring certain employees to other affiliates, which results in expenses being allocated back to us through operating expenses - affiliates rather than included in selling, general and administrative expenses.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$874	851	3%
Amortization	843	838	1%
Total depreciation and amortization	$1,717	1,689	2%

Depreciation expense increased by $23 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to higher depreciation expense of $57 million associated with net growth in depreciable assets and an increase of $8 million due to foreign currency exchange rate impacts. These increases were partially offset by a decrease of $47 million due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Amortization expense increased by $5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to an increase of $6 million associated with the net growth in amortizable assets and an increase of $9 million due to the accelerated amortization of decommissioned applications. These increases were partially offset by a decrease of $13 million due to discontinuing the amortization of intangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Interest income - affiliate	$65	51	27%
Interest expense	(361)	(393)	(8)%
Other income, net	47	50	(6)%
Total other expense, net	$(249)	(292)	(15)%
Income tax expense	$197	221	(11)%

Interest Income - Affiliate

Interest income - affiliate increased by $14 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in the average interest rate associated with our note receivable - affiliate balance.

Interest Expense

Interest expense decreased by $32 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a decrease in the average interest rate from 4.08% to 3.61%.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$16	27	(41)%
Foreign currency (loss) gain	(18)	29	nm
Interest income	—	1	nm
Other	49	(7)	nm
Total other income, net	$47	50	(6)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the year ended December 31, 2021 and 2020, our effective income tax rate was 25.2% and 25.3%, respectively. See Note 13—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

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

At October 31, 2021 and 2020, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2021 and 2020, based on our assessments performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 14% and 17%, respectively. We concluded that the goodwill was not impaired as of October 31, 2021 and 2020.

Our reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test to determine whether there was an impairment prior to the reclassification and to determine the July 31, 2021 fair values to be utilized for goodwill allocation to the Latin American business to be reclassified as assets held for sale. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale. Based on our assessments performed, we concluded it was more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

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

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2021, we established a valuation allowance of $1.1 billion primarily related to state and foreign NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

As of December 31, 2021, we have $1.5 billion of outstanding notes receivable-affiliate under a revolving credit facility that we extended to Lumen Technologies. The principal amount outstanding under such facility currently bears interest at 4.250% per annum, subject to certain adjustments as set forth in the facility. This principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

As of December 31, 2021, we held cash and cash equivalents, including cash and cash equivalents classified as held for sale, of $185 million, of which $64 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) proceeds from the pending divestiture of our Latin American business, (iv) our ability to refinance our debt obligations and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Impact of Planned Divestiture of our Latin American Business

As discussed in Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 1 of Part 1 of this report, we executed a definitive agreement to divest our Latin American business on July 25, 2021. As further described elsewhere herein, this transaction is expected to provide us with a substantial amount of cash proceeds upon closing, but would thereafter reduce our recurring cash from operating activities that we plan to use to fund our future cash requirements.

Debt and Other Financing Arrangements

Our long-term debt (including current maturities and finance leases) outstanding totaled $10.4 billion as of December 31, 2021 and 2020.

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

See Note 7—Long-Term Debt for additional information about our long-term debt and letters of credit.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2021, we had outstanding letters of credit or other similar obligations of approximately $9 million, of which $5 million was collateralized by restricted cash.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. For our long-term debt as noted in Note 7—Long-Term Debt, we have a current obligation of $26 million and a long-term obligation of $10.4 billion. Under our operating leases as noted in Note 5—Leases, we have a current obligation of $350 million and a long-term obligation of $1.2 billion. As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $289 million and a long-term obligation of $1.1 billion. Additionally, we have a current obligation for asset retirement obligation of $15 million and a long-term obligation of $109 million.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. These amounts include liabilities that have been reclassified as liabilities held for sale on our consolidated balance sheet. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment is influenced by, among other things, demand for Lumen's services and products, cash flow generated by operating activities and cash required for other purposes. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Distributions

From time to time we make distributions to our controlling parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see our consolidated statements of member’s equity and consolidated statements of cash flows.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$1,570	2,284	(714)
Net cash used in investing activities	(1,166)	(1,173)	(7)
Net cash used in financing activities	(418)	(1,244)	(826)

Operating Activities

Net cash provided by operating activities decreased by $714 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a decrease in the accounts payable - affiliates balance due to repayments to our parent company, which was partially offset by changes in other non-current assets and liabilities. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased by $7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease in capital expenditures, which was partially offset by an decrease in proceeds from the sale of property, plant and equipment and a decrease in collections on notes receivable - affiliates.

Financing Activities

Net cash used in financing activities decreased by $826 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease in payments of long-term debt and a decrease in distributions, which was partially offset by a decrease in net proceeds from issuance of long-term debt.

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

The Biden Administration has proposed several changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally-funded state grants. As of the date of this report, the U.S. Department of Commerce is still developing guidance regarding these grants, so it is premature to speculate on the potential impact of this legislation on us.

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

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the year ended December 31, 2021:

	December 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	4,151
Operating revenue-affiliates	—	—	229
Operating expenses	(50)	2	3,975
Operating expenses-affiliates	—	—	400
Operating income (loss)	50	(2)	5
Net income (loss)	4,535	498	(5,172)

The following tables present summarized financial information reflected in our consolidated balance sheet as of December 31, 2021:

	December 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$24,161	30,473	174
Note receivable-affiliate	1,468	—	—
Other current assets	4	—	509
Operating lease assets - affiliates	—	—	737
Other noncurrent assets	271	1,687	8,701
Accounts payable-affiliates	73	64	174
Current operating lease liabilities-affiliates	—	—	189
Due to affiliates	—	—	61,657
Other current liabilities	1	89	747
Non-current operating lease liabilities-affiliates	—	—	560
Other noncurrent liabilities	88	10,106	2,872

Market Risk

As of December 31, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of December 31, 2021, we had approximately $10.1 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by approximately $31 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of December 31, 2021.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of revenue

As discussed in Note 4 to the consolidated financial statements, the Company recorded $8.0 billion of operating revenues for the year ended December 31, 2021. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Denver, Colorado
February 24, 2022

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$7,729	7,725	7,593
Operating revenue - affiliates	223	208	180
Total operating revenue	7,952	7,933	7,773
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,525	3,486	3,387
Selling, general and administrative	1,181	1,226	1,258
Operating expenses - affiliates	497	368	334
Depreciation and amortization	1,717	1,689	1,613
Goodwill impairment	—	—	3,708
Total operating expenses	6,920	6,769	10,300
OPERATING INCOME (LOSS)	1,032	1,164	(2,527)
OTHER (EXPENSE) INCOME
Interest income - affiliate	65	51	61
Interest expense	(361)	(393)	(502)
Other income, net	47	50	22
Total other expense, net	(249)	(292)	(419)
INCOME (LOSS) BEFORE INCOME TAXES	783	872	(2,946)
Income tax expense	197	221	255
NET INCOME (LOSS)	$586	651	(3,201)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$586	651	(3,201)
OTHER COMPREHENSIVE LOSS
Defined benefit pension plan adjustment, net of $—, $— and $1 tax	16	(15)	(3)
Foreign currency translation adjustment, net of $30, $(43) and $(6) tax	(133)	(40)	(5)
Other comprehensive loss, net of tax	(117)	(55)	(8)
COMPREHENSIVE INCOME (LOSS)	$469	596	(3,209)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146	190
Accounts receivable, less allowance of $39 and $45	642	683
Note receivable - affiliate	1,468	1,468
Assets held for sale	2,708	—
Other	239	297
Total current assets	5,203	2,638
Property, plant and equipment, net of accumulated depreciation $3,202 and $2,818	9,042	10,518
GOODWILL AND OTHER ASSETS
Goodwill	6,666	7,405
Other intangible assets, net	5,725	6,605
Other, net	1,459	1,410
Total goodwill and other assets	13,850	15,420
TOTAL ASSETS	$28,095	28,576
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$26	14
Accounts payable	381	495
Accounts payable - affiliates	18	869
Accrued expenses and other liabilities
Salaries and benefits	176	220
Income and other taxes	83	111
Current operating lease liabilities	299	241
Other	150	159
Liabilities held for sale	435	—
Current portion of deferred revenue	291	315
Total current liabilities	1,859	2,424
LONG-TERM DEBT	10,396	10,373
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,404	1,396
Operating lease liabilities	953	903
Other	474	575
Total deferred revenue and other liabilities	2,831	2,874
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	13,360	13,139
Accumulated other comprehensive loss	(351)	(234)
Total member's equity	13,009	12,905
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,095	28,576
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$586	651	(3,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,717	1,689	1,613
Goodwill impairment	—	—	3,708
Deferred income taxes	166	175	219
Changes in current assets and liabilities:
Accounts receivable	(72)	(63)	21
Accounts payable	(37)	(218)	(134)
Other assets and liabilities, net	(97)	(159)	(6)
Other assets and liabilities, affiliate	(846)	108	423
Changes in other noncurrent assets and liabilities, net	150	71	120
Other, net	3	30	(80)
Net cash provided by operating activities	1,570	2,284	2,683
INVESTING ACTIVITIES
Capital expenditures	(1,218)	(1,432)	(1,341)
Collections on notes receivable - affiliates	—	122	235
Proceeds from sale of property, plant and equipment and other assets	52	137	28
Net cash used in investing activities	(1,166)	(1,173)	(1,078)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	891	2,020	2,479
Distributions	(365)	(1,200)	(1,084)
Payments of long-term debt	(943)	(2,060)	(2,906)
Other	(1)	(4)	(28)
Net cash used in financing activities	(418)	(1,244)	(1,539)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14)	(133)	66
Cash, cash equivalents and restricted cash at beginning of period	205	338	272
Cash, cash equivalents and restricted cash at end of period	$191	205	338
Supplemental cash flow information:
Income taxes paid, net	$(27)	(24)	(23)
Interest paid (net of capitalized interest of $15, $23 and $15)	(368)	(382)	(531)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$146	190	316
Cash and cash equivalents included in assets held for sale	39	—	—
Restricted cash included in Other current assets	2	3	3
Restricted cash included in Other, net noncurrent assets	4	12	19
Total	$191	205	338
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,139	13,724	18,048
Net income (loss)	586	651	(3,201)
Cumulative effect of adoption of ASU 2016-13, Credit losses, net of $2 tax	—	(3)	—
Cumulative effect of adoption of ASU 2016-02, Leases	—	—	(39)
Distributions	(365)	(1,243)	(1,084)
Other	—	10	—
Balance at end of period	13,360	13,139	13,724
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(234)	(179)	(171)
Other comprehensive loss	(117)	(55)	(8)
Balance at end of period	(351)	(234)	(179)
TOTAL MEMBER'S EQUITY	$13,009	12,905	13,545
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

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated. Due to exchange restrictions and other conditions, effective at the end of the third quarter of 2015 we deconsolidated our Venezuelan subsidiary and began accounting for our investment in our Venezuelan subsidiary using the cost method of accounting. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of 2021.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity and colocation agreements) which are not accounted for under ASC 606.

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

We periodically sell optical capacity on our network. These transactions are generally structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue, which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 33 months. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2021 or 2020.
Restricted Cash

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2021 and 2020.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for other receivables, less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 6—Credit Losses on Financial Instruments.

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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been reclassified as held for sale as of December 31, 2021. See Note 2—Planned Divestiture of the Latin American Business for additional information.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years. We amortize our other intangible assets over an estimated life of 5 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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
For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-U.S. subsidiaries have either the British pound, the euro or the Brazilian real as the functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2021, December 31, 2020 and December 31, 2019. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive income (loss) in member's/stockholders' equity and in our consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on our consolidated statements of operations.

Recently Adopted Accounting Pronouncements

During 2021, we adopted Accounting Standards Update ("ASU") 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"), ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"), and ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). During 2019, we adopted ASU 2016-02, "Leases (ASC 842)" ("ASU 2016-02").

Each of these is described further below.

Debt

On January 1, 2021, we adopted ASU 2020-09. This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not impact our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12. This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $2 million. Please refer to Note 6—Credit Losses on Financial Instruments for more information.

Leases

We adopted ASU 2016-02 on January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11 and recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected to apply the practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected to apply the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect to apply the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). These amendments are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. ASU 2021-10 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-10 in the first quarter of fiscal 2022 will have a material impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-08 on January 1, 2023 will have a material impact our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which amends the lease classification requirements for lessors to align them with practice under ASC Topic 840. Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met; and when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. ASU 2021-05 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-05 on January 1, 2022 will have a material impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2021, we do not expect ASU 2021-01 will have a material impact to our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under the current ASC. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2020-06 on January 1, 2022 will have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2021, we do not expect ASU 2020-04 will have a material impact to our consolidated financial statements.

(2) Planned Divestiture of the Latin American Business

On July 25, 2021, affiliates of Level 3 Parent, LLC executed a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). We anticipate closing the transaction mid-year 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if any of our other assumptions prove to be incorrect.

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

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Pre-tax net income	$214	160	30

As of December 31, 2021 in the accompanying consolidated balance sheets, the assets and liabilities of our Latin American business (the "disposal group") are classified as held for sale and are measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group less costs to sell. Effective with the designation of the disposal group as held for sale on July 25, 2021, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $62 million of depreciation, intangible amortization, and amortization of right-of use assets for the year ended December 31, 2021 if the Latin American business did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal for the year ended December 31, 2021. The recoverability of the disposal group will be evaluated each reporting period until the closing of the transaction.

The principal components of the held for sale assets and liabilities as of December 31, 2021 are as follows:

December 31, 2021
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$39
Accounts receivable, less allowance of $3	83
Other current assets	81
Property, plant and equipment, net accumulated depreciation of $434	1,591
Goodwill	713
Customer relationships and other intangibles, net	126
Other non-current assets	75
Total assets held for sale	$2,708

Liabilities held for sale
Accounts payable	$101
Salaries and benefits	23
Income and other taxes	27
Current portion of deferred revenue	26
Other current liabilities	7
Deferred income taxes, net	129
Other non-current liabilities	122
Total liabilities held for sale	$435
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2021	2020
	(Dollars in millions)
Goodwill	$6,666	7,405
Customer relationships, less accumulated amortization of $2,779 and $2,246	$5,325	6,156
Capitalized software, less accumulated amortization of $349 and $256	378	401
Trade names, less accumulated amortization of $109 and $83	22	48
Total other intangible assets, net	$5,725	6,605

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

At October 31, 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2021, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 14%. We concluded that the goodwill was not impaired as of October 31, 2021.

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test to determine whether there was an impairment prior to the reclassification and to determine the July 31, 2021 fair values to be utilized for goodwill allocation to the Latin American business to be reclassified as assets held for sale. We concluded it is more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale.

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

The following table shows the rollforward of goodwill from December 31, 2019 through December 31, 2021:

(Dollars in millions)
As of December 31, 2019 (1)	$7,415
Effect of foreign currency exchange rate changes and other	(10)
As of December 31, 2020 (1)	7,405
Reclassified as held for sale (2)	(713)
Effect of foreign currency exchange rate changes and other	(26)
As of December 31, 2021 (1)	$6,666
_______________________________________________________________________________
(1)Goodwill at December 31, 2021, December 31, 2020, December 31, 2019 is net of accumulated impairment loss of $3.6 billion, $3.7 billion and $3.7 billion, respectively. The change in accumulated impairment losses at December 31, 2021 is a result of amounts reclassified to held for sale related to our planned divestiture.
(2)Represents the amount of goodwill, net of accumulated impairment loss reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

Total amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $843 million, $838 million and $809 million, respectively. As of December 31, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $15.6 billion. As of December 31, 2021, the weighted average remaining useful lives of our finite-lived intangible assets was approximately 8 years in total; 9 years for customer relationships, 1 year for trade names, and 4 years for developed technology.

We estimate that total amortization expense for intangible assets for the years ending 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American business as being held for sale on our December 31, 2021 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Planned Divestiture of the Latin American Business for more information.

(Dollars in millions)
2022	$738
2023	710
2024	706
2025	682
2026	638

(4) Revenue Recognition

Since the first quarter of 2021, we have categorized our products and services and related revenue among the following categories:
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

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the years ended December 31, 2021, 2020 and 2019. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,141	(504)	637
IP and Data Services	3,555	—	3,555
Fiber Infrastructure Services	1,612	(220)	1,392
Voice and Other	1,421	(12)	1,409
Affiliate Services	223	(223)	—
Total Revenue	$7,952	(959)	6,993

Timing of revenue:
Goods transferred at a point in time			$13
Services performed over time			6,980
Total revenue from contracts with customers			$6,993

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,098	(494)	604
IP and Data Services	3,522	—	3,522
Fiber Infrastructure Services	1,507	(209)	1,298
Voice and Other	1,598	(8)	1,590
Affiliate Services	208	(208)	—
Total Revenue	$7,933	(919)	7,014

Timing of revenue:
Goods transferred at a point in time			$15
Services performed over time			6,999
Total revenue from contracts with customers			$7,014

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,063	(506)	557
IP and Data Services	3,528	—	3,528
Fiber Infrastructure Services	1,392	(198)	1,194
Voice and Other	1,610	(9)	1,601
Affiliate Services	180	(180)	—
Total Revenue	$7,773	(893)	6,880

Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			6,880
Total revenue from contracts with customers			$6,880
_______________________________________________________________
(1) Includes lease revenue which is not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1) (2)	$640	683
Contract assets (3)	35	38
Contract liabilities (4)	247	385
_______________________________________________________________________________
(1)Reflects gross customer receivables of $679 million and $728 million, net of allowance for credit losses of $39 million and $45 million, as of December 31, 2021 and 2020, respectively.
(2)As of December 31, 2021, amount excludes customer receivables reclassified as held for sale of $83 million.
(3)As of December 31, 2021, no amounts have been reclassified as held for sale.
(4)As of December 31, 2021, amount excludes contract liabilities reclassified as held for sale of $58 million.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the years ended December 31, 2021 and 2020, we recognized $182 million and $188 million, respectively, of revenue that was included in contract liabilities of $385 million and $423 million as of January 1, 2021 and 2020, respectively.

Performance Obligations

As of December 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $3.5 billion. We expect to recognize approximately 93% of this revenue through 2024, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for the years ended:

	Year Ended December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$78	122
Costs incurred	58	90
Amortization	(60)	(86)
Reclassified as held for sale (1)	—	(27)
End of period balance	$76	99

	Year Ended December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$79	121
Costs incurred	61	88
Amortization	(62)	(87)
End of period balance	$78	122
_____________________________________________________________________
(1)     Represents the amounts reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract life of approximately 33 months for our business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$368	440
Finance lease cost:
Amortization of right-of-use assets	24	19
Interest on lease liability	12	11
Total finance lease cost	36	30
Total lease cost	$404	470

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

During the year ended December 31, 2021, we rationalized our lease footprint and ceased using 13 underutilized leased property locations, respectively. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the year ended December 31, 2021, we incurred accelerated lease costs of approximately $15 million.

For the years ended December 31, 2021, 2020 and 2019, our gross rental expense, including the accelerated lease costs discussed above, was $404 million, $470 million and $412 million, respectively. We also received sublease rental income for the years ended December 31, 2021, 2020 and 2019 of $12 million, $8 million and $9 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		Years Ended December 31,
Leases	Classification on the Balance Sheet	2021	2020
		(Dollars in millions)
Assets
Operating lease assets	Other, net (1)	$1,182	1,091
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	231	235
Total leased assets		$1,413	1,326

Liabilities
Current
Operating	Current operating lease liabilities (2)	$299	241
Finance	Current maturities of long-term debt	16	14
Noncurrent
Operating	Operating lease liabilities (3)	953	903
Finance	Long-term debt	226	241
Total lease liabilities		$1,494	1,399

Weighted-average remaining lease term (years)
Operating leases		6.9	7.2
Finance leases		11.1	12.5
Weighted-average discount rate
Operating leases		4.79%	5.85%
Finance leases		4.81%	5.01%
_______________________________________________________________________________
(1) Includes affiliate operating lease assets of $294 million and $83 million as of December 31, 2021 and 2020, respectively.
(2) Includes current portion of affiliate operating lease liabilities of $82 million and $31 million as of December 31, 2021 and 2020, respectively.
(3) Includes noncurrent portion of affiliate operating lease liabilities of $224 million and $65 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, we classified certain operating lease assets and liabilities as held for sale and discontinued recording amortization on the related right-of-use assets of the Latin American business. See Note 2—Planned Divestiture of the Latin American Business for more information.

Supplemental unaudited consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$360	350
Operating cash flows for finance leases	12	13
Financing cash flows for finance leases	38	18
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	380	151
Right-of-use assets obtained in exchange for new finance lease liabilities	$28	100
As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2022	$347	28
2023	284	25
2024	223	26
2025	175	26
2026	115	26
Thereafter	355	191
Total lease payments	1,499	322
Less: interest	(247)	(80)
Total	1,252	242
Less: current portion	(299)	(16)
Long-term portion	$953	226

As of December 31, 2021, we had entered into a $15 million finance lease with a deferred commencement date.

Operating Lease Income

We lease various office facilities, colocation facilities and dark fiber to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019 our gross rental income was $802 million or 10%, $760 million or 10%, and $798 million or 10% respectively, of our operating revenue.

(6) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses", we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our review of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions (including changes caused by COVID-19 or other macroeconomic events), we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customers' actual default experience in the future and we may use methodologies that differ from those used by other companies.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Balance at beginning of period (1)	$45	18
Provision for expected losses	19	41
Write-offs charged against the allowance	(27)	(23)
Recoveries collected	5	11
Reclassified as held for sale (2)	(3)	—
Foreign currency exchange rate changes adjustment	—	(2)
Balance at end of period	$39	45
______________________________________________________________________
(1) The beginning balance for the year ended December 31, 2020 includes the cumulative effect of the adoption of the new credit loss standard.
(2) Represents the amounts reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

For the year ended December 31, 2021, we decreased our allowance for credit losses primarily due to higher write-off activity during 2021, along with lower receivable balances.

For the year ended December 31, 2020, we increased our allowance for credit losses for our accounts receivable portfolio due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe were predominantly attributable to the current COVID-19 induced economic slowdown. The increases were partially offset by recoveries of amounts previously written off.

(7) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	December 31, 2021	December 31, 2020
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and Other Debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases and other obligations	Various	Various	319	255
Unamortized premiums, net			34	60
Unamortized debt issuance costs			(57)	(54)
Total long-term debt			10,422	10,387
Less current maturities			(26)	(14)
Long-term debt, excluding current maturities			$10,396	10,373
_______________________________________________________________________________
(1)As of December 31, 2021.
(2)See the remainder of this Note for a description of certain parent and subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 1.854% and 1.897% as of December 31, 2021 and December 31, 2020, respectively.
(4)This debt is fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.

New Issuances

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of its 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem certain of its outstanding senior note indebtedness. See "—Redemption of Senior Notes" below. The Sustainability-Linked Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

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

For the years ended December 31, 2021, 2020 and 2019, redemptions of senior notes resulted in a gain of $16 million, $27 million and $5 million, respectively.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Interest expense:
Gross interest expense	$376	416	517
Capitalized interest	(15)	(23)	(15)
Total interest expense	$361	393	502

Senior Secured Term Loan

As of December 31, 2021, Level 3 Financing, Inc. owed $3.1 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

The Tranche B 2027 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan were, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and certain of its material domestic subsidiaries. Also, Level 3 Parent, LLC and certain of its subsidiaries have guaranteed the obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan. Additional secured term loans or revolving credit may in the future be extended to Level 3 Financing, Inc. under its credit agreement dated as of March 13, 2007, as amended on November 29, 2019.

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

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2021 (excluding unamortized premiums, net, unamortized debt issuance costs and intercompany debt) maturing during the following years:

(Dollars in millions)
2022	$26
2023	27
2024	32
2025	838
2026	811
2027 and thereafter	8,711
Total long-term debt	$10,445

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2021 and 2020, we had outstanding letters of credit or other similar obligations of approximately $9 million and $18 million, respectively, of which $5 million and $11 million were collateralized by restricted cash. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our balance sheets.

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

The debt covenants applicable to us and our subsidiaries could have a material adverse effect on their ability to operate or expand their respective businesses, to pursue strategic transactions, to transfer cash to or engage in transactions with their unconsolidated affiliates, or to otherwise pursue their plans and strategies.

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

Compliance

As of December 31, 2021 and December 31, 2020, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

(8) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Trade receivables	$495	570
Earned and unbilled receivables	184	158
Other	2	—
Total accounts receivable	681	728
Less: allowance for credit losses	(39)	(45)
Accounts receivable, less allowance	$642	683

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2021	$45	19	(25)	39
2020(1)	13	41	(9)	45
2019	11	24	(22)	13
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of $2 million tax effect. This adjustment is included within "Deductions". Please refer to Note 6—Credit Losses on Financial Instruments for more information.

(9) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2021	2020
		(Dollars in millions)
Land	N/A	$305	320
Fiber conduit and other outside plant (1)	15-45 years	5,531	6,186
Central office and other network electronics (2)	7-10 years	3,280	3,388
Support assets (3)	3-30 years	2,504	2,722
Construction-in-progress (4)	N/A	624	720
Gross property, plant and equipment		12,244	13,336
Accumulated depreciation		(3,202)	(2,818)
Net property, plant and equipment		$9,042	10,518
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

At December 31, 2021, we classified certain property, plant and equipment as held for sale and discontinued recording depreciation on the planned divestiture of our Latin American business. See Note 2—Planned Divestiture of the Latin American Business for more information.

Depreciation expense was $874 million, $851 million and $804 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Asset Retirement Obligations

As of December 31, 2021 and 2020, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at beginning of period	$122	113	105
Accretion expense	5	6	5
Liabilities settled	(10)	(7)	(12)
Revision in estimated cash flows	7	10	15
Reclassified as held for sale (1)	(3)	—	—
Balance at end of period	$121	122	113
_______________________________________________________________________________
(1)Represents the amounts reclassified as held for sale related to our planned divestiture. See Note 2—Planned Divestiture of the Latin American Business.

(10) Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. We recognized $31 million, $29 million and $29 million in expense related to this plan for the years ended December 31, 2021, 2020, and 2019, respectively.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expense we recorded relating to these plans was approximately $8 million, $8 million and $6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $75 million and $128 million as of December 31, 2021 and 2020, respectively. The total plan benefit obligations were $92 million and $161 million as of December 31, 2021 and 2020, respectively. Therefore, the net unfunded status was $17 million and $33 million as of December 31, 2021 and 2020, respectively.

(11) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019, we recorded share-based compensation expense of approximately $47 million, $78 million and $85 million, respectively.

(12) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt, excluding finance leases and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, note receivable-affiliate and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance leases and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2021		2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases and other obligations	2	$10,103	10,090	10,132	10,340

(13) Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Federal
Current	$—	—	12
Deferred	125	162	186
State and local
Current	12	22	4
Deferred	28	42	41
Foreign
Current	16	19	17
Deferred	16	(24)	(5)
Total income tax expense	$197	221	255

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$197	221	255
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	$(30)	43	5

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2021	2020	2019
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.1%	5.8%	(1.2)%
Goodwill impairment	—%	—%	(26.4)%
Tax law changes	—%	(1.5)%	(0.2)%
Global intangible low-taxed income	—%	—%	(0.4)%
Net foreign income tax	1.6%	0.9%	(0.8)%
Executive compensation limitation	—%	—%	(0.2)%
Research and development credits	(0.4)%	(0.6)%	0.1%
Other, net	(1.1)%	(0.3)%	(0.5)%
Effective income tax rate	25.2%	25.3%	(8.6)%

For the year ended December 31, 2021, the effective tax rate is 25.2% compared to 25.3% and (8.6)% for the years ended December 31, 2020 and 2019, respectively. The effective tax rate for the year ended December 31, 2019 reflects $779 million unfavorable impact of a non-deductible goodwill impairment.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$306	277
Net operating loss carry forwards	3,191	3,503
Property, plant and equipment	71	65
Other	267	343
Gross deferred tax assets	3,835	4,188
Less valuation allowance	(1,103)	(1,170)
Net deferred tax assets	2,732	3,018
Deferred tax liabilities
Deferred revenue	(14)	(34)
Property, plant and equipment	(1,295)	(1,264)
Intangible assets	(1,539)	(1,773)
Other	(20)	(33)
Gross deferred tax liabilities	(2,868)	(3,104)
Net deferred tax liabilities	$(136)	(86)

Of the $136 million and $86 million net deferred tax liabilities as of December 31, 2021 and 2020, respectively, $212 million and $247 million is reflected as a long-term liability, in other on our consolidated balance sheets and $76 million and $161 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets.

As of December 31, 2021, we had federal NOLs of $12 billion before uncertain tax positions of $4 billion, which will expire between 2025 and 2037 if unused, and state NOLs of $8 billion before uncertain tax positions of $521 million. As of December 31, 2021, we had foreign NOLs of $6 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2021, a valuation allowance of $1.1 billion was recorded as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance as of December 31, 2021 and 2020 is primarily related to foreign and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2021 and 2020 is as follows:

	2021	2020
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$923	952
Tax positions of prior periods netted against deferred tax assets	(49)	(32)
Increase in tax positions taken in the prior period	—	—
Increase in tax positions taken in the current period	4	4
Decrease due to settlement/payments	(2)	(1)
Decrease from the lapse of statute of limitations	—	—
Unrecognized tax benefits at end of period	$876	923

The total amount (including interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $34 million and $33 million for the years ended December 31, 2021 and 2020, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $5 million and $9 million as of December 31, 2021 and 2020, respectively.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may increase by up to $2 million within the next 12 months. The actual amount of such increase, if any, will depend on several future developments and events, many of which are outside our control.

(14) Geographic and Customer Concentrations

The following tables present total assets as of the years ended December 31, 2021 and 2020 as well as operating revenue for the years ended December 31, 2021, 2020 and 2019 by geographic region:

	Total Assets
	As of December 31,
	2021	2020
	(Dollars in millions)
North America	$23,296	23,511
Europe, Middle East and Africa	2,830	3,059
Latin America	1,969	2,006
Total	$28,095	28,576

	Revenue
	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
North America	$6,365	6,411	6,307
Europe, Middle East and Africa	805	785	719
Latin America	782	737	747
Total	$7,952	7,933	7,773

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 17%, 16% and 16% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On October 15, 2020, we agreed to refinance our notes receivable - affiliate due to mature on November 1, 2020 via a revolving credit facility that we extended to Lumen Technologies. We had $1.5 billion of outstanding notes receivable-affiliate under this facility as of December 31, 2021 and 2020. As of December 31, 2021, the interest rate for this facility was 4.250% per annum, and is subject to certain adjustments as set forth in the facility. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations.

Subsequent Event

As of the date of this report, $85 million of distributions were made to our parent in the first quarter of 2022.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2021 aggregated to approximately $40 million and are included in other current liabilities, other liabilities, and liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company is working with SUNAT to provide additional information before SUNAT submits its plan for complying with the Supreme Court of Justice's decision.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS, and in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $46 million as of December 31, 2021, in excess of the reserved accruals established for these matters.

Qui Tam Action

We were notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the U.S. District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The amended complaint alleged that Level 3, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator sought damages in this lawsuit of approximately $50 million. The case was settled in the second quarter of 2021 for an immaterial amount. This matter is now fully resolved.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2022 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

Environmental Contingencies

In connection with largely historical operations, we have responded to or been notified of potential environmental liability at approximately 175 properties. We are engaged in addressing or have litigated environmental liabilities at many of those properties. We could potentially be held liable, jointly, or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities or changes in existing environmental requirements could have a material adverse effect on our business.

Right-of-Way

As of December 31, 2021, our future rental commitments for right-of-way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2022	$125
2023	66
2024	53
2025	47
2026	47
2027 and thereafter	551
Total future minimum payments	$889

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $472 million as of December 31, 2021. Of this amount, we expect to purchase $164 million in 2022, $168 million in 2023 through 2024, $52 million in 2025 through 2026 and $88 million in 2027 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2021.

Amounts included in the Right-of-Way table and in the purchase commitments disclosed above are inclusive of contractual obligations related to our Latin American business to be divested.

(17) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive (loss) recorded on our consolidated balance sheet by component for the years ended December 31, 2020 and December 31, 2021:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2019	$2	(181)	(179)
Other comprehensive loss, net of tax	(15)	(40)	(55)
Net other comprehensive loss	(15)	(40)	(55)
Balance at December 31, 2020	$(13)	(221)	(234)

Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive income (loss), net of tax	16	(133)	(117)
Net other comprehensive income (loss)	16	(133)	(117)
Balance at December 31, 2021	$3	(354)	(351)

(18) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Prepaid expenses	$109	106
Contract fulfillment costs	48	63
Contract acquisition costs	45	47
Contract assets	28	34
Other	9	47
Total other current assets (1)	$239	297
_______________________________________________________________________________
(1)As of December 31, 2021, other current assets exclude $81 million that have been reclassified as held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over reporting for the assets and liabilities to be sold through our previously announced divestiture, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2021. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

ITEM 9B. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We currently plan to continue these activities as required to continue to provide commercial services in Russia.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us were $2.4 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

4.3.2
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(d)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.3.3
Second Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(d)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

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

4.4.2
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(e)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

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

4.5.2
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(f)((i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.6.1
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated June 15, 2020).

4.6.2
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(g)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.6.3
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(g)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.7.1
Indenture, dated as of August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2020).

4.7.2
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.7.3
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

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

4.8.2*
First Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.

4.8.3*
Second Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.

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
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 24, 2022.

LEVEL 3 PARENT, LLC
Date: February 24, 2022	By:	/s/ Andrea Genschaw
Andrea Genschaw
Senior Vice President, Controller (Principal Accounting Officer) and Director
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	February 24, 2022
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	February 24, 2022
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 24, 2022
Andrea Genschaw