Form 10-Q
period 2022-03-31
Level 3 Parent, LLC
filed 2022-05-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

•changes in our operating plans, corporate strategies and capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,890	1,934
Operating revenue - affiliates	56	55
Total operating revenue	1,946	1,989
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	851	878
Selling, general and administrative	314	294
Operating expenses - affiliates	146	107
Depreciation and amortization	396	437
Total operating expenses	1,707	1,716
OPERATING INCOME	239	273
OTHER (EXPENSE) INCOME
Interest income - affiliate	16	18
Interest expense	(90)	(93)
Other (expense) income, net	(7)	4
Total other expense, net	(81)	(71)
INCOME BEFORE INCOME TAXES	158	202
Income tax expense	44	51
NET INCOME	$114	151

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
NET INCOME	$114	151
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of $10 and $7 tax	69	(88)
Other comprehensive income (loss), net of tax	69	(88)
COMPREHENSIVE INCOME	$183	63

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155	146
Accounts receivable, less allowance of $36 and $39	551	642
Accounts receivable - affiliates	8	—
Note receivable - affiliate	1,468	1,468
Assets held for sale	2,892	2,708
Other	276	239
Total current assets	5,350	5,203
Property, plant and equipment, net of accumulated depreciation of $3,388 and $3,202	9,022	9,042
GOODWILL AND OTHER ASSETS
Goodwill	6,655	6,666
Other intangible assets, net	5,548	5,725
Other, net	1,526	1,459
Total goodwill and other assets	13,729	13,850
TOTAL ASSETS	$28,101	28,095
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$29	26
Accounts payable	399	381
Accounts payable - affiliates	—	18
Accrued expenses and other liabilities
Salaries and benefits	112	176
Income and other taxes	78	83
Current operating lease liabilities	313	299
Other	121	150
Liabilities held for sale	464	435
Current portion of deferred revenue	309	291
Total current liabilities	1,825	1,859
LONG-TERM DEBT	10,390	10,396
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,415	1,404
Operating lease liabilities	1,009	953
Other	480	474
Total deferred revenue and other liabilities	2,904	2,831
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	13,264	13,360
Accumulated other comprehensive loss	(282)	(351)
Total member's equity	12,982	13,009
TOTAL LIABILITIES AND MEMBER'S EQUITY	$28,101	28,095
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$114	151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	437
Deferred income taxes	29	42
Changes in current assets and liabilities:
Accounts receivable	84	1
Accounts payable	(28)	(1)
Other assets and liabilities, net	(121)	(159)
Other assets and liabilities, affiliate	(14)	(161)
Changes in other noncurrent assets and liabilities, net	40	37
Other, net	41	(19)
Net cash provided by operating activities	541	328
INVESTING ACTIVITIES
Capital expenditures	(264)	(297)
Proceeds from sale of property, plant and equipment and other assets	1	25
Net cash used in investing activities	(263)	(272)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	891
Distributions	(210)	—
Payments of long-term debt	(40)	(904)
Other	—	(2)
Net cash used in financing activities	(250)	(15)
Net increase in cash, cash equivalents and restricted cash	28	41
Cash, cash equivalents and restricted cash at beginning of period	191	205
Cash, cash equivalents and restricted cash at end of period	$219	246
Supplemental cash flow information:
Income taxes paid, net	$(9)	(7)
Interest paid (net of capitalized interest of $4 and $4)	$(113)	(126)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$155	234
Cash and cash equivalents included in assets held for sale	58	—
Restricted cash included in Other current assets	2	2
Restricted cash included in Other, net noncurrent assets	4	10
Total	$219	246
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,360	13,139
Net income	114	151
Distributions	(210)	—
Other	—	—
Balance at end of period	13,264	13,290
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(351)	(234)
Other comprehensive income (loss)	69	(88)
Balance at end of period	(282)	(322)
TOTAL MEMBER'S EQUITY	$12,982	12,968

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2021, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $346 million and $294 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $94 million and $82 million as of March 31, 2022 and December 31, 2021, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $263 million and $224 million as of March 31, 2022 and December 31, 2021, respectively.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2020-10”). This ASU increases transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. Therefore, the adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Debt

On January 1, 2021, we adopted ASU 2020-09, “Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through March 31, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Planned Divestiture of the Latin American Business

On July 25, 2021, affiliates of Level 3 Parent, LLC executed a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). We anticipate closing the transaction during the second half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Pre-tax net income	$83	28

As of March 31, 2022 in the accompanying consolidated balance sheets, the assets and liabilities of our Latin American business (the "disposal group") are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group less costs to sell. Effective with the designation of the disposal group as held for sale on July 25, 2021, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $49 million of depreciation, intangible amortization, and amortization of right-of use assets for the three months ended March 31, 2022 if the Latin American business did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal for the three months ended March 31, 2022. The recoverability of the disposal group will be evaluated each reporting period until the closing of the transaction.

The principal components of the held for sale assets and liabilities are as follows:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$58	39
Accounts receivable, less allowance of $3 and $3	93	83
Other current assets	83	81
Property, plant and equipment, net accumulated depreciation of $456 and $434	1,704	1,591
Goodwill (1)	733	713
Customer relationships and other intangibles, net	138	126
Other non-current assets	83	75
Total assets held for sale	$2,892	2,708

Liabilities held for sale
Accounts payable	$90	101
Salaries and benefits	25	23
Income and other taxes	34	27
Current portion of deferred revenue	26	26
Other current liabilities	7	7
Deferred income taxes, net	148	129
Other non-current liabilities	134	122
Total liabilities held for sale	$464	435
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$6,655	6,666
Customer relationships, less accumulated amortization of $2,949 and $2,779	$5,147	5,325
Capitalized software, less accumulated amortization of $356 and $349	386	378
Trade names, less accumulated amortization of $115 and $109	15	22
Total other intangible assets, net	$5,548	5,725

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

The following table shows the rollforward of goodwill from December 31, 2021 through March 31, 2022:

(Dollars in millions)
As of December 31, 2021 (1)	$6,666
Effect of foreign currency exchange rate changes	(11)
As of March 31, 2022 (1)	$6,655
_______________________________________________________________________________
(1)Goodwill at March 31, 2022 and December 31, 2021 is net of accumulated impairment loss of $3.6 billion.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2022 and 2021 totaled $192 million and $211 million, respectively. As of March 31, 2022, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $15.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American business as being held for sale on our March 31, 2022 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Planned Divestiture of the Latin American Business for more information.

(Dollars in millions)
2022 (remaining nine months)	$550
2023	713
2024	709
2025	684
2026	641

(4) Revenue Recognition

We categorize our products and services and related revenue among the following categories:
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

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three months ended March 31, 2022 and 2021. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$277	(128)	149	280	(127)	153
IP and Data Services	886	—	886	881	—	881
Fiber Infrastructure Services	391	(54)	337	397	(53)	344
Voice and Other	336	(4)	332	376	(2)	374
Affiliate Services	56	(56)	—	55	(55)	—
Total revenue	$1,946	(242)	1,704	1,989	(237)	1,752
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

For the three months ended March 31, 2022 and 2021, our gross rental income was $203 million and $197 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$548	640
Contract assets (2)	34	35
Contract liabilities (3)	236	247
_____________________________________________________________________
(1)Reflects gross customer receivables of $584 million and $679 million, net of allowance for credit losses of $36 million and $39 million, at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, these amounts exclude customer receivables reclassified as held for sale of $93 million and $83 million respectively.
(2)As of March 31, 2022 and December 31, 2021, no amounts have been reclassified as held for sale.
(3)As of March 31, 2022 and December 31, 2021, amounts exclude contract liabilities reclassified as held for sale of $59 million and $58 million respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three months ended March 31, 2022, we recognized $85 million of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2021, we recognized $93 million of revenue that was included in contract liabilities of $385 million as of January 1, 2021.

Performance Obligations

As of March 31, 2022, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $3.4 billion. We expect to recognize approximately 92% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestiture.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Acquisition Costs	Fulfillment Costs (1)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	99	78	122
Costs incurred	15	21	14	23
Amortization	(14)	(20)	(17)	(22)
End of period balance	$77	100	75	123
(1)Both the beginning and ending balances for the three months ended March 31, 2022 excluded fulfillment costs reclassified as held for sale of $27 million.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract life of approximately 34 months for our business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2021	$39
Provision for expected losses	2
Write-offs charged against the allowance	(5)
Ending balance at March 31, 2022	$36
(1)As of both March 31, 2022 and December 31, 2021, amount excludes allowance for credit losses classified as held for sale of $3 million. See Note 2—Planned Divestiture of the Latin American Business.

(6) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	March 31, 2022	December 31, 2021
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases and other obligations	Various	Various	316	319
Unamortized premiums, net			32	34
Unamortized debt issuance costs			(55)	(57)
Total long-term debt			10,419	10,422
Less current maturities			(29)	(26)
Long-term debt, excluding current maturities			$10,390	10,396
______________________________________________________________________
(1)As of March 31, 2022.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 2.207% and 1.854% as of March 31, 2022 and December 31, 2021, respectively.
(4)This debt is fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2022 (remaining nine months)	$23
2023	27
2024	32
2025	838
2026	811
2027 and thereafter	8,711
Total long-term debt	$10,442

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

Certain of Lumen's and our debt instruments contain cross-acceleration provisions.

Compliance

As of March 31, 2022, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		March 31, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,103	9,601	10,103	10,090

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2022 aggregated to approximately $42 million and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Telephone Consumer Protection Act Litigation

In December 2020, Lumen was named as a defendant in Diana Mey v. CenturyLink Communications, LLC, et al., an action pending in the US District Court for the Northern District of West Virginia alleging violations of the Telephone Consumer Protection Act for delivering unsolicited calls to her mobile phone. She asserts claims on behalf of herself and a putative class of similarly situated persons. The complaint seeks damages, statutory awards, costs and fees, and other relief. We are defending the claims asserted.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company has provided SUNAT the additional information requested about tax payments made in 2001.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS, in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and we have appealed to the second administrative level. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $51 million as of March 31, 2022, in excess of the reserved accruals established for these matters.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties.

The outcome of these other proceedings described under this heading is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive income, net of tax	—	69	69
Net other comprehensive income	—	69	69
Balance at March 31, 2022	$3	(285)	(282)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(88)	(88)
Net other comprehensive loss	—	(88)	(88)
Balance at March 31, 2021	$(13)	(309)	(322)

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$140	109
Contract fulfillment costs	49	48
Contract acquisition costs	45	45
Contract assets	28	28
Other	14	9
Total other current assets	$276	239
_______________________________________________________________________________
(1)As of March 31, 2022 and December 31, 2021, other current assets excludes $83 million and $81 million respectively, that have been reclassified as held for sale.

(11) Subsequent Events

As of the date of this report, $100 million of distributions were made to our parent in the second quarter of 2022.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2021, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based technology and communications company engaged in providing a broad array of integrated communication services to our business customers.

On July 25, 2021, affiliates of Level 3 Parent, LLC entered into a definitive agreement to divest our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital and other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). For more information, see (i) Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors referred to in Item 1A of Part II of this report.

Impact of COVID-19 Pandemic

As previously described in greater detail in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from component shortages and certain other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

Products, Services and Revenue

We categorize our products and services and related revenue among the following categories:
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

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating revenue	$1,946	1,989
Operating expenses	1,707	1,716
Operating income	239	273
Other expense, net	(81)	(71)
Income before income taxes	158	202
Income tax expense	44	51
Net income	$114	151

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our above-described revenue categories:

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in millions)
Compute and Application Services	$277	280	(1)%
IP and Data Services	886	881	1%
Fiber Infrastructure Services	391	397	(2)%
Voice and Other	336	376	(11)%
Affiliate Services	56	55	2%
Total operating revenue	$1,946	1,989	(2)%

Our total operating revenue decreased by $43 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to decreases in IT Solutions, Ethernet services, VPN data networks, voice and private line revenue, which were partially offset growth in IP and managed security revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$851	878	(3)%
Selling, general and administrative	314	294	7%
Operating expenses - affiliates	146	107	36%
Depreciation and amortization	396	437	(9)%
Total operating expenses	$1,707	1,716	(1)%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $27 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to decreases in facility costs and lower real estate and power costs.

Selling, General and Administrative

Selling, general and administrative increased by $20 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to a gain on sale of assets in the three months ended March 31, 2021.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $39 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to higher affiliate lease expense for circuits and colocation facilities.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in millions)
Depreciation	$204	226	(10)%
Amortization	192	211	(9)%
Total depreciation and amortization	$396	437	(9)%

Depreciation expense decreased by $22 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement. We estimate we would have recorded an additional $37 million of depreciation expense during the three months ended March 31, 2022 if we had not agreed to sell this business. This was partially offset by an increase of $18 million resulting from the net growth in depreciable assets.

Amortization expense decreased by $19 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Amortization expense decreased by $9 million associated with the net reduction in amortizable assets and by $10 million due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in millions)
Interest income - affiliate	$16	18	(11)%
Interest expense	(90)	(93)	(3)%
Other (expense) income, net	(7)	4	nm
Total other expense, net	$(81)	(71)	14%
Income tax expense	$44	51	(14)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate decreased by $2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to a decrease in the average interest rate associated with our note receivable - affiliate balance from 4.90% to 4.75% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Interest Expense

Interest expense decreased by $3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to a decrease in the average interest rate from 3.61% to 3.53% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$—	16	nm
Foreign currency loss	(9)	(11)	18%
Other	2	(1)	nm
Total other (expense) income, net	$(7)	4	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended March 31, 2022 and 2021, our effective income tax rate was 27.8% and 25.2%, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we held cash and cash equivalents, including cash and cash equivalents classified as held for sale, of $213 million, of which $61 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from Lumen Technologies (iii) proceeds from the pending divestiture of our Latin American business, (iv) our ability to refinance our debt obligations and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

Impact of Planned Divestiture of our Latin American Business

As discussed in Note 2—Planned Divestiture of the Latin American Business to our consolidated financial statements in Item 1 of Part 1 of this report, we executed a definitive agreement to divest our Latin American business on July 25, 2021. As further described elsewhere herein, this transaction is expected to provide us with a substantial amount of cash proceeds upon closing but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities that we plan to use to fund our future cash requirements.

Debt and Other Financing Arrangements

As of March 31, 2022, our long-term debt (including current maturities and finance leases) outstanding totaled $10.4 billion. See Note 6—Long-Term Debt.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or adjust our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

See Note 6—Long-Term Debt for additional information about our long-term debt.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2022, we had outstanding letters of credit or other similar obligations of approximately $9 million, of which $4 million was collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2022	2021	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$541	328	213
Net cash used in investing activities	$(263)	(272)	(9)
Net cash used in financing activities	$(250)	(15)	235

Operating Activities

Net cash provided by operating activities increased by $213 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to higher collections on accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased by $9 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to a decrease in capital expenditures. The decrease was partially offset by a decrease in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities increased by $235 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to an increase in distributions paid to our parent and a decrease in net proceeds from issuance of long-term debt. This was partially offset by a decrease in repayments of long-term debt.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, the U.S. Department of Commerce is still developing guidance regarding these grants, so it is premature to speculate on the potential impact of this legislation on us.

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

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	1,041
Operating revenue-affiliates	—	—	66
Operating expenses	—	—	970
Operating expenses-affiliates	—	—	120
Operating income	—	—	17
Net income (loss)	1,183	134	(1,360)

The following tables present summarized financial information reflected in our consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$25,118	30,562	163
Note receivable-affiliate	1,468	—	—
Other current assets	4	—	453
Operating lease assets - affiliates	—	—	831
Other noncurrent assets	270	1,709	8,729
Accounts payable-affiliates	58	67	207
Current operating lease liabilities-affiliates	—	—	222
Due to affiliates	—	—	63,030
Other current liabilities	—	64	627
Non-current operating lease liabilities-affiliates	—	—	619
Other noncurrent liabilities	86	10,105	2,717

	December 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$24,161	30,473	174
Note receivable-affiliate	1,468	—	—
Other current assets	4	—	509
Operating lease assets - affiliates	—	—	737
Other noncurrent assets	271	1,687	8,701
Accounts payable-affiliates	73	64	174
Current operating lease liabilities-affiliates	—	—	189
Due to affiliates	—	—	61,657
Other current liabilities	1	89	747
Non-current operating lease liabilities-affiliates	—	—	560
Other noncurrent liabilities	88	10,106	2,872

Market Risk

At March 31, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of March 31, 2022, we had approximately $10.1 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 5. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act:

During the first quarter of 2022, we terminated our commercial activities within Russia. Prior to doing so, we were required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings were explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
22.1*	Guaranteed Securities
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2022.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)