Form 10-Q
period 2022-06-30
Level 3 Parent, LLC
filed 2022-08-04
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

•changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions could have on our business, operations, cash flows and corporate initiatives;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates and inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,896	1,929	$3,786	3,863
Operating revenue - affiliates	57	56	113	111
Total operating revenue	1,953	1,985	3,899	3,974
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	836	868	1,687	1,746
Selling, general and administrative	318	273	632	567
Operating expenses - affiliates	162	131	308	238
Depreciation and amortization	405	436	801	873
Total operating expenses	1,721	1,708	3,428	3,424
OPERATING INCOME	232	277	471	550
OTHER (EXPENSE) INCOME
Interest income - affiliate	15	15	31	33
Interest expense	(95)	(89)	(185)	(182)
Other (expense) income, net	(14)	6	(21)	10
Total other expense, net	(94)	(68)	(175)	(139)
INCOME BEFORE INCOME TAXES	138	209	296	411
Income tax expense	41	62	85	113
NET INCOME	$97	147	$211	298
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
NET INCOME	$97	147	$211	298
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments, net of $32, $(4), $42, and $3 tax	(184)	80	(115)	(8)
Other comprehensive (loss) income, net of tax	(184)	80	(115)	(8)
COMPREHENSIVE (LOSS) INCOME	$(87)	227	$96	290
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154	146
Accounts receivable, less allowance of $37 and $39	580	642
Note receivable - affiliate	1,468	1,468
Assets held for sale	2,865	2,708
Other	263	239
Total current assets	5,330	5,203
Property, plant and equipment, net of accumulated depreciation of $3,547 and $3,202	8,936	9,042
GOODWILL AND OTHER ASSETS
Goodwill	6,627	6,666
Other intangible assets, net	5,387	5,725
Other, net	1,681	1,459
Total goodwill and other assets	13,695	13,850
TOTAL ASSETS	$27,961	28,095
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$28	26
Accounts payable	428	381
Accounts payable - affiliates	77	18
Accrued expenses and other liabilities
Salaries and benefits	126	176
Income and other taxes	92	83
Current operating lease liabilities	353	299
Other	117	150
Liabilities held for sale	479	435
Current portion of deferred revenue	298	291
Total current liabilities	1,998	1,859
LONG-TERM DEBT	10,383	10,396
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,442	1,404
Operating lease liabilities	1,134	953
Other	452	474
Total deferred revenue and other liabilities	3,028	2,831
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	13,018	13,360
Accumulated other comprehensive loss	(466)	(351)
Total member's equity	12,552	13,009
TOTAL LIABILITIES AND MEMBER'S EQUITY	$27,961	28,095
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$211	298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	873
Deferred income taxes	54	92
Changes in current assets and liabilities:
Accounts receivable	33	(26)
Accounts payable	(29)	(9)
Other assets and liabilities, net	(113)	(74)
Other assets and liabilities, affiliate	85	(499)
Changes in other noncurrent assets and liabilities, net	64	13
Other, net	78	(35)
Net cash provided by operating activities	1,184	633
INVESTING ACTIVITIES
Capital expenditures	(554)	(591)
Proceeds from sale of property, plant and equipment and other assets	1	52
Net cash used in investing activities	(553)	(539)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	891
Distributions	(553)	(25)
Payments of long-term debt	(64)	(925)
Other	—	(1)
Net cash used in financing activities	(617)	(60)
Net increase in cash, cash equivalents and restricted cash	14	34
Cash, cash equivalents and restricted cash at beginning of period	191	205
Cash, cash equivalents and restricted cash at end of period	$205	239
Supplemental cash flow information:
Income taxes paid, net	$(23)	(16)
Interest paid (net of capitalized interest of $8 and $8)	$(182)	(190)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154	233
Cash and cash equivalents included in assets held for sale	48	—
Restricted cash included in Other current assets	1	2
Restricted cash included in Other, net noncurrent assets	2	4
Total	$205	239
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,264	13,290	13,360	13,139
Net income	97	147	211	298
Distributions	(343)	(25)	(553)	(25)
Balance at end of period	13,018	13,412	13,018	13,412
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(282)	(322)	(351)	(234)
Other comprehensive (loss) income	(184)	80	(115)	(8)
Balance at end of period	(466)	(242)	(466)	(242)
TOTAL MEMBER'S EQUITY	$12,552	13,170	$12,552	13,170
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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $418 million and $294 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $112 million and $82 million as of June 30, 2022 and December 31, 2021, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $317 million and $224 million as of June 30, 2022 and December 31, 2021, respectively.

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

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Recently Completed Divestiture of the Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., closed the sale of Lumen's Latin American business pursuant to a definitive agreement dated July 25, 2021. See Note 11—Subsequent Events for additional information regarding this divestiture.

We do not believe this divestiture represents a strategic shift for Level 3. Therefore, the Latin American business does not meet the criteria to be classified as a discontinued operation. As a result, we continue to report our operating results for the Latin American business in our consolidated operating results through the disposal date. The pre-tax net income of the Latin American business is estimated to be as follows in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Pre-tax net income	$95	47	178	75

As of June 30, 2022 in the accompanying consolidated balance sheets, the assets and liabilities of our Latin American business (the "disposal group") are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group less costs to sell. Effective with the designation of the disposal group as held for sale on July 25, 2021, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $48 million and $97 million of depreciation, intangible amortization, and amortization of right-of use assets for the three and six months ended June 30, 2022, respectively if the Latin American business did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the six months ended June 30, 2022. We re-evaluate the recoverability of the disposal group each reporting period through the disposal date. For information on the August 1, 2022 disposal of the Latin American business, see Note 11—Subsequent Events.

The principal components of the held for sale assets and liabilities as of the dates below are as follows:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$48	39
Accounts receivable, less allowance of $2 and $3	94	83
Other current assets	79	81
Property, plant and equipment, net accumulated depreciation of $431 and $434	1,714	1,591
Goodwill (1)	720	713
Customer relationships and other intangibles, net	130	126
Other non-current assets	80	75
Total assets held for sale	$2,865	2,708

Liabilities held for sale
Accounts payable	$110	101
Salaries and benefits	21	23
Income and other taxes	37	27
Current portion of deferred revenue	27	26
Other current liabilities	7	7
Deferred income taxes, net	149	129
Other non-current liabilities	128	122
Total liabilities held for sale	$479	435
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$6,627	6,666
Customer relationships, less accumulated amortization of $3,096 and $2,779	$4,977	5,325
Capitalized software, less accumulated amortization of $368 and $349	401	378
Trade names, less accumulated amortization of $122 and $109	9	22
Total other intangible assets, net	$5,387	5,725

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

The following table shows the rollforward of goodwill from December 31, 2021 through June 30, 2022:

(Dollars in millions)
As of December 31, 2021 (1)	$6,666
Effect of foreign currency exchange rate changes	(39)
As of June 30, 2022 (1)	$6,627
_______________________________________________________________________________
(1)Goodwill at June 30, 2022 and December 31, 2021 is net of accumulated impairment loss of $3.6 billion.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2022 and 2021 totaled $186 million and $216 million, respectively, and for the six months ended June 30, 2022 and 2021, totaled $378 million and $427 million, respectively. As of June 30, 2022, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $15.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American business as being held for sale on our June 30, 2022 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Recently Completed Divestiture of the Latin American Business for more information.

(Dollars in millions)
2022 (remaining six months)	$367
2023	716
2024	712
2025	687
2026	643

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

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the six months ended June 30, 2022 and 2021. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$283	(126)	157	283	(127)	156
IP and Data Services	883	—	883	888	—	888
Fiber Infrastructure Services	403	(57)	346	401	(55)	346
Voice and Other	327	(4)	323	357	(3)	354
Affiliate Services	57	(57)	—	56	(56)	—
Total revenue	$1,953	(244)	1,709	1,985	(241)	1,744

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$560	(254)	306	563	(254)	309
IP and Data Services	1,769	—	1,769	1,769	—	1,769
Fiber Infrastructure Services	794	(111)	683	798	(108)	690
Voice and Other	663	(8)	655	733	(5)	728
Affiliate Services	113	(113)	—	111	(111)	—
Total revenue	$3,899	(486)	3,413	3,974	(478)	3,496
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

For the three months ended June 30, 2022 and 2021, our gross rental income was $203 million and $202 million, which represents approximately 10% of our operating revenue for both periods. For the six months ended June 30, 2022 and 2021, our gross rental income was $406 million and $399 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$577	640
Contract assets (2)	33	35
Contract liabilities (3)	254	247
_____________________________________________________________________
(1)Reflects gross customer receivables of $614 million and $679 million, net of allowance for credit losses of $37 million and $39 million, at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, these amounts exclude customer receivables reclassified as held for sale of $94 million and $83 million respectively.
(2)As of June 30, 2022 and December 31, 2021, no amounts have been reclassified as held for sale.
(3)As of June 30, 2022 and December 31, 2021, amounts exclude contract liabilities reclassified as held for sale of $59 million and $58 million respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and six months ended June 30, 2022, we recognized $23 million and $108 million, respectively, of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2021, we recognized $28 million and $121 million, respectively, of revenue that was included in contract liabilities of $385 million as of January 1, 2021.

Performance Obligations

As of June 30, 2022, we expect to recognize approximately $3.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 84% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our recently completed divestiture.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Acquisition Costs	Fulfillment Costs (1)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$77	100	75	123
Costs incurred	14	22	15	23
Amortization	(13)	(20)	(15)	(22)
Change in contract costs held for sale (1)	—	(1)	—	—
End of period balance	$78	101	75	124

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Acquisition Costs	Fulfillment Costs (1)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	99	78	122
Costs incurred	29	43	29	46
Amortization	(27)	(40)	(32)	(44)
Change in contract costs held for sale (1)	—	(1)	—	—
End of period balance	$78	101	75	124
(1)The beginning balance for both the three and six months ended June 30, 2022 excluded fulfillment costs reclassified as held for sale of $27 million, respectively. The ending balance for June 30, 2022 excluded fulfillment costs reclassified as held for sale of $28 million.

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

(5) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions, including macroeconomic events, we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2021	$39
Provision for expected losses	7
Write-offs charged against the allowance	(12)
Recoveries collected	2
Change in allowance in assets held for sale (1)	1
Ending balance at June 30, 2022	$37
(1)As of June 30, 2022 and December 31, 2021, amount excludes allowance for credit losses classified as held for sale of $2 million and $3 million, respectively. See Note 2—Recently Completed Divestiture of the Latin American Business.

(6) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	June 30, 2022	December 31, 2021
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	3,111	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 5.375%	2025 - 2029	5,515	5,515
Finance leases and other obligations	Various	Various	308	319
Unamortized premiums, net			30	34
Unamortized debt issuance costs			(53)	(57)
Total long-term debt			10,411	10,422
Less current maturities			(28)	(26)
Long-term debt, excluding current maturities			$10,383	10,396
______________________________________________________________________
(1)As of June 30, 2022.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 3.416% and 1.854% as of June 30, 2022 and December 31, 2021, respectively.
(4)This debt is fully and unconditionally guaranteed by certain affiliates of Level 3 Financing, Inc., including Level 3 Parent, LLC and Level 3 Communications, LLC.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2022 (remaining six months)	$17
2023	27
2024	32
2025	838
2026	811
2027 and thereafter	8,709
Total long-term debt	$10,434

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

Compliance

As of June 30, 2022, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		June 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$10,103	8,867	10,103	10,090

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2022 aggregated to approximately $44 million and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeals. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of that decision to the Supreme Court of Justice. In May 2021, the Supreme Court of Justice issued its final decision in favor of the Company. The Company provided additional information to SUNAT regarding 2001 tax payments and, in June 2022, SUNAT notified the Company of its decision regarding the 2001 refund amount. In July 2022, the Company appealed that decision to the Tax Court. The appeal is pending.

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

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. We believe these assessments, if upheld, could result in a loss of up to $51 million as of June 30, 2022, in excess of the reserved accruals established for these matters.

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

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive loss, net of tax	—	(115)	(115)
Net other comprehensive loss	—	(115)	(115)
Balance at June 30, 2022	$3	(469)	(466)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(8)	(8)
Net other comprehensive loss	—	(8)	(8)
Balance at June 30, 2021	$(13)	(229)	(242)

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$132	109
Contract fulfillment costs	49	48
Contract acquisition costs	46	45
Contract assets	26	28
Other	10	9
Total other current assets	$263	239
_______________________________________________________________________________
(1)As of June 30, 2022 and December 31, 2021, other current assets excludes $79 million and $81 million respectively, that have been reclassified as held for sale.

(11) Subsequent Events

Divestiture of the Latin American Business

On August 1, 2022, we completed the sale of our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for cash proceeds of approximately $2.7 billion subject to certain post-closing adjustments. We expect to recognize a gain on the transaction in operating income during the third quarter of 2022. In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services and certain long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services.

Distributions to Parent

As of the date of this report, $75 million of distributions were made to our parent in the third quarter of 2022.

Tender Offer and Consent Solicitation

On July 25, 2022, Lumen initiated a tender offer to repurchase (i) any and all of $1.575 billion aggregate principal amount of certain of our outstanding Level 3 Financing, Inc. senior notes and (ii) certain other Lumen Technologies, Inc. and affiliated subsidiary senior notes, subject to certain repurchase caps and sublimits and various other terms and conditions. This offer, which was made pursuant to an Offer to Purchase and Consent Solicitation Statement dated July 25, 2022, has an early tender date of August 5, 2022, and will expire on August 19, 2022, unless extended. In addition, we announced a consent solicitation to eliminate substantially all of the restrictive covenants, eliminate certain events of default, and modify certain redemption notice requirements contained in the respective indentures for Level 3 senior notes subject to the tender offer.

Debt Repayment

On August 3, 2022, we repaid approximately $700 million aggregate principal amount of our Tranche B 2027 Term Loan.

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

On August 1, 2022, affiliates of Level 3 Parent, LLC sold our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments. See Note 11—Subsequent Events for additional details.

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

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
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating revenue	$1,953	1,985	3,899	3,974
Operating expenses	1,721	1,708	3,428	3,424
Operating income	232	277	471	550
Other expense, net	(94)	(68)	(175)	(139)
Income before income taxes	138	209	296	411
Income tax expense	41	62	85	113
Net income	$97	147	211	298

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Compute and Application Services	$283	283	—%
IP and Data Services	883	888	(1)%
Fiber Infrastructure Services	403	401	—%
Voice and Other	327	357	(8)%
Affiliate Services	57	56	2%
Total operating revenue	$1,953	1,985	(2)%

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Compute and Application Services	$560	563	(1)%
IP and Data Services	1,769	1,769	—%
Fiber Infrastructure Services	794	798	(1)%
Voice and Other	663	733	(10)%
Affiliate Services	113	111	2%
Total operating revenue	$3,899	3,974	(2)%

Our total operating revenue decreased by $32 million and $75 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 primarily due to decreases in IT Solutions, Ethernet services, VPN data networks, voice and private line and ready access revenue, which were partially offset growth in IP, cloud services, wavelengths and managed security revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$836	868	(4)%
Selling, general and administrative	318	273	16%
Operating expenses - affiliates	162	131	24%
Depreciation and amortization	405	436	(7)%
Total operating expenses	$1,721	1,708	1%

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,687	1,746	(3)%
Selling, general and administrative	632	567	11%
Operating expenses - affiliates	308	238	29%
Depreciation and amortization	801	873	(8)%
Total operating expenses	$3,428	3,424	—%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $32 million and $59 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily due to decreases in facility costs and lower real estate and power costs.

Selling, General and Administrative

Selling, general and administrative increased by $45 million and $65 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 primarily due to higher employee related expenses in both the three and six months ended June 30, 2022 as well as a gain on sale of assets in the six months ended June 30, 2021.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $31 million and $70 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily due to higher affiliate lease expense for circuits and colocation facilities.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Depreciation	$219	220	—%
Amortization	186	216	(14)%
Total depreciation and amortization	$405	436	(7)%

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Depreciation	$423	446	(5)%
Amortization	378	427	(11)%
Total depreciation and amortization	$801	873	(8)%

Depreciation expense decreased by $1 million and $23 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement. We estimate we would have recorded an additional $37 million and $74 million, respectively, of depreciation expense during the three and six months ended June 30, 2022 if we had not agreed to sell this business. This was partially offset by an increase of $34 million and $52 million, respectively, resulting from the net growth in depreciable assets during the three and six months ended June 30, 2022.

Amortization expense decreased by $30 million and $49 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, amortization expense decreased by $14 million and $23 million, respectively, associated with the net reduction in amortizable assets and by $10 million and $20 million, respectively, due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American business upon entering into our divestiture agreement.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Interest income - affiliate	$15	15	—%
Interest expense	(95)	(89)	7%
Other (expense) income, net	(14)	6	nm
Total other expense, net	$(94)	(68)	38%
Income tax expense	$41	62	(34)%

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Interest income - affiliate	$31	33	(6)%
Interest expense	(185)	(182)	2%
Other (expense) income, net	(21)	10	nm
Total other expense, net	$(175)	(139)	26%
Income tax expense	$85	113	(25)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate remained flat for the three months ended June 30, 2022 and decreased by $2 million for the six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.

Interest Expense

Interest expense increased by $6 million and $3 million for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in average interest rates from (i) 3.53% to 3.82% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and (ii) from 3.61% to 3.77% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Foreign currency (loss) gain	(11)	8	nm
Other	(3)	(2)	50%
Total other (expense) income, net	$(14)	6	nm

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$—	16	nm
Foreign currency gain	(20)	(3)	nm
Other	(1)	(3)	(67)%
Total other income, net	$(21)	10	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For both the three months ended June 30, 2022 and 2021, our effective income tax rate was 29.7%. For the six months ended June 30, 2022 and 2021, our effective income tax rate was 28.7% and 27.5%, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we held cash and cash equivalents, including cash and cash equivalents classified as held for sale, of $202 million, of which $94 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities (ii) amounts due to us from Lumen Technologies (iii) proceeds from the recently completed divestiture of our Latin American business, (iv) our ability to refinance our debt obligations and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

Impact of Recently Completed Divestiture of our Latin American Business

As discussed in Note 2—Recently Completed Divestiture of the Latin American Business, we sold our Latin American business on August 1, 2022. As further described elsewhere herein, this transaction provided us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

Debt and Other Financing Arrangements

As of June 30, 2022, our long-term debt (including current maturities and finance leases) outstanding totaled $10.4 billion. See Note 6—Long-Term Debt.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2022, we had outstanding letters of credit or other similar obligations of approximately $8 million, of which $3 million was collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2022	2021	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$1,184	633	551
Net cash used in investing activities	$(553)	(539)	14
Net cash used in financing activities	$(617)	(60)	557

Operating Activities

Net cash provided by operating activities increased by $551 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due payments on accounts payable - affiliate during the six months ended June 30, 2021, as well as higher collections on accounts receivable for the six months ended June 30, 2022. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $14 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily due to a decrease in proceeds from the sale of property, plant and equipment, which was slightly offset by a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $557 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily due to an increase in distributions paid to our parent and a decrease in net proceeds from issuance of long-term debt. This was partially offset by a decrease in repayments of long-term debt.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps in anticipation of making grants to eligible applicants, so it is premature to speculate on the potential impact of this legislation on us.

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

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Operating revenue	$—	—	2,101
Operating revenue - affiliates	—	—	120
Operating expenses	—	1	1,965
Operating expenses - affiliates	—	—	256
Operating loss	—	(1)	—
Net income (loss)	2,373	266	(2,738)

The following tables present summarized financial information reflected in our consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$25,980	30,695	247
Note receivable - affiliate	1,468	—	—
Other current assets	2	—	478
Operating lease assets - affiliates	—	—	891
Other noncurrent assets	271	1,731	8,814
Accounts payable - affiliates	68	67	290
Current operating lease liabilities - affiliates	—	—	245
Due to affiliates	—	—	64,440
Other current liabilities	2	88	606
Non-current operating lease liabilities - affiliates	—	—	657
Other noncurrent liabilities	81	10,105	2,819

	December 31, 2021
	Level 3 Parent, LLC	Level 3 Financing, Inc.	Level 3 Communications, LLC
	(Dollars in millions)
Advances to affiliates	$24,161	30,473	174
Note receivable - affiliate	1,468	—	—
Other current assets	4	—	509
Operating lease assets - affiliates	—	—	737
Other noncurrent assets	271	1,687	8,701
Accounts payable - affiliates	73	64	174
Current operating lease liabilities - affiliates	—	—	189
Due to affiliates	—	—	61,657
Other current liabilities	1	89	747
Non-current operating lease liabilities - affiliates	—	—	560
Other noncurrent liabilities	88	10,106	2,872

Market Risk

At June 30, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of June 30, 2022, we had approximately $10.1 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $3.1 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $31 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2022.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)