Form 10-Q
period 2022-09-30
Level 3 Parent, LLC
filed 2022-11-03
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

•our ability to successfully and timely consummate the pending divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestiture completed in 2022, and to successfully operate our retained business after such divestitures;

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

•changes in tax, pension, healthcare or other laws or regulations, or in general government funding levels, including those arising from recently-enacted federal legislation promoting increased broadband development;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,762	1,934	$5,548	5,797
Operating revenue - affiliates	57	56	170	167
Total operating revenue	1,819	1,990	5,718	5,964
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	785	897	2,472	2,643
Selling, general and administrative	269	305	901	872
Gain on sale of business	(119)	—	(119)	—
Operating expenses - affiliates	173	116	481	354
Depreciation and amortization	377	431	1,178	1,304
Total operating expenses	1,485	1,749	4,913	5,173
OPERATING INCOME	334	241	805	791
OTHER (EXPENSE) INCOME
Interest income - affiliate	19	16	50	49
Interest expense	(99)	(90)	(284)	(272)
Other (expense) income, net	(4)	(9)	(25)	1
Total other expense, net	(84)	(83)	(259)	(222)
INCOME BEFORE INCOME TAXES	250	158	546	569
Income tax expense	312	37	397	150
NET (LOSS) INCOME	$(62)	121	$149	419
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
NET (LOSS) INCOME	$(62)	121	$149	419
OTHER COMPREHENSIVE LOSS
Reclassification of realized loss on foreign currency translation to gain on sale of business, net of $—, $—, $—, and $— tax	112	—	112	—
Foreign currency translation adjustments, net of $28, $13, $70, and $16 tax	(114)	(93)	(229)	(101)
Other comprehensive loss, net of tax	(2)	(93)	(117)	(101)
COMPREHENSIVE (LOSS) INCOME	$(64)	28	$32	318
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130	146
Accounts receivable, less allowance of $27 and $39	596	642
Note receivable - affiliate	1,468	1,468
Assets held for sale	10	2,708
Other	251	239
Total current assets	2,455	5,203
Property, plant and equipment, net of accumulated depreciation of $3,649 and $3,202	8,918	9,042
GOODWILL AND OTHER ASSETS
Goodwill	6,598	6,666
Other intangible assets, net	5,218	5,725
Other, net	1,614	1,459
Total goodwill and other assets	13,430	13,850
TOTAL ASSETS	$24,803	28,095
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$26	26
Accounts payable	431	381
Accounts payable - affiliates	46	18
Accrued expenses and other liabilities
Salaries and benefits	161	176
Income and other taxes	98	83
Current operating lease liabilities	358	299
Other	94	150
Liabilities held for sale	—	435
Current portion of deferred revenue	307	291
Total current liabilities	1,521	1,859
LONG-TERM DEBT	8,079	10,396
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,489	1,404
Operating lease liabilities	1,077	953
Other	807	474
Total deferred revenue and other liabilities	3,373	2,831
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	12,298	13,360
Accumulated other comprehensive loss	(468)	(351)
Total member's equity	11,830	13,009
TOTAL LIABILITIES AND MEMBER'S EQUITY	$24,803	28,095
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$149	419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,178	1,304
Gain on sale of business	(119)	—
Deferred income taxes	367	122
Net gain on early retirement of debt	(9)	—
Changes in current assets and liabilities:
Accounts receivable	2	(41)
Accounts payable	(37)	(34)
Other assets and liabilities, net	(141)	(74)
Other assets and liabilities, affiliate	81	(780)
Changes in other noncurrent assets and liabilities, net	117	33
Other, net	99	(8)
Net cash provided by operating activities	1,687	941
INVESTING ACTIVITIES
Capital expenditures	(877)	(874)
Proceeds from sale of business	2,707	—
Proceeds from sale of property, plant and equipment and other assets	2	52
Net cash provided by (used in) investing activities	1,832	(822)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	891
Distributions	(1,210)	(25)
Payments of long-term debt	(2,367)	(932)
Other	—	(1)
Net cash used in financing activities	(3,577)	(67)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58)	52
Cash, cash equivalents and restricted cash at beginning of period	191	205
Cash, cash equivalents and restricted cash at end of period	$133	257
Supplemental cash flow information:
Income taxes paid, net	$(4)	(23)
Interest paid (net of capitalized interest of $12 and $11)	$(326)	(304)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$130	215
Cash and cash equivalents included in assets held for sale	—	36
Restricted cash included in Other current assets	1	2
Restricted cash included in Other, net noncurrent assets	2	4
Total	$133	257
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,018	13,412	13,360	13,139
Net (loss) income	(62)	121	149	419
Distributions	(657)	—	(1,210)	(25)
Other	(1)	(1)	(1)	(1)
Balance at end of period	12,298	13,532	12,298	13,532
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(466)	(242)	(351)	(234)
Other comprehensive loss	(2)	(93)	(117)	(101)
Balance at end of period	(468)	(335)	(468)	(335)
TOTAL MEMBER'S EQUITY	$11,830	13,197	$11,830	13,197
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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $411 million and $294 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $116 million and $82 million as of September 30, 2022 and December 31, 2021, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $307 million and $224 million as of September 30, 2022 and December 31, 2021, respectively.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2022, ASU 2021-01 does not have a material impact to our consolidated financial statements.

(2) Recently Completed Divestiture of the Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen's Latin American business pursuant to a definitive agreement dated July 25, 2021 for pre-tax cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments.

During both the three and nine months ended September 30, 2022, we recorded a $119 million pre-tax gain on disposal associated with the sale of our Latin American business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they will provide each other various network and other commercial services. Lumen also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these indemnifications to be $86 million, which is included in other long-term liabilities in our consolidated balance sheet and has reduced our gain on the sale accordingly.

We do not believe this divestiture represented a strategic shift for Level 3. Therefore, the Latin American business did not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Latin American business in our consolidated operating results through the disposal date. The pre-tax net income of the Latin American business is estimated to be as follows in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Pre-tax net income (1)	$19	62	197	137
_______________________________________________________________________________
(1)The pre-tax net income includes operating results prior to the close of the sale of the business on August 1, 2022

The Latin American business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on August 1, 2022. As a result of closing the transaction, we derecognized $2.4 billion of net assets, the principal components of which were as follows:

August 1, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$40
Accounts receivable, less allowance of $3	105
Other current assets	86
Property, plant and equipment, net accumulated depreciation of $447	1,703
Goodwill(1)	719
Customer relationships and other intangibles, net	140
Other non-current assets	70
Total assets	$2,863

Liabilities
Accounts payable	$105
Income and other taxes	42
Other current liabilities	59
Deferred income taxes, net	154
Other non-current liabilities	122
Total liabilities	$482
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit prior to the disposal group being classified as held for sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$6,598	6,666
Customer relationships, less accumulated amortization of $3,245 and $2,779	$4,804	5,325
Capitalized software, less accumulated amortization of $380 and $349	412	378
Trade names, less accumulated amortization of $129 and $109	2	22
Total other intangible assets, net	$5,218	5,725

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

The following table shows the rollforward of goodwill from December 31, 2021 through September 30, 2022:

(Dollars in millions)
As of December 31, 2021 (1)	$6,666
Effect of foreign currency exchange rate changes	(68)
As of September 30, 2022 (1)	$6,598
_______________________________________________________________________________
(1)Goodwill at September 30, 2022 and December 31, 2021 is net of accumulated impairment loss of $3.6 billion.

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2022 and 2021 totaled $187 million and $210 million, respectively, and for the nine months ended September 30, 2022 and 2021, totaled $565 million and $637 million, respectively. As of September 30, 2022, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $15.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below.

(Dollars in millions)
2022 (remaining three months)	$182
2023	718
2024	714
2025	689
2026	646

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

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the nine months ended September 30, 2022 and 2021. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the Latin American business revenues prior to it being sold on August 1, 2022.:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$235	(100)	135	287	(126)	161
IP and Data Services	831	—	831	890	—	890
Fiber Infrastructure Services	381	(54)	327	412	(56)	356
Voice and Other	315	(3)	312	345	(3)	342
Affiliate Services	57	(57)	—	56	(56)	—
Total revenue	$1,819	(214)	1,605	1,990	(241)	1,749

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$795	(354)	441	850	(380)	470
IP and Data Services	2,600	—	2,600	2,659	—	2,659
Fiber Infrastructure Services	1,175	(165)	1,010	1,210	(164)	1,046
Voice and Other	978	(11)	967	1,078	(8)	1,070
Affiliate Services	170	(170)	—	167	(167)	—
Total revenue	$5,718	(700)	5,018	5,964	(719)	5,245
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

For the three months ended September 30, 2022 and 2021, our gross rental income was $175 million and $202 million, which represents approximately 10% of our operating revenue for both periods. For the nine months ended September 30, 2022 and 2021, our gross rental income was $581 million and $601 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$593	640
Contract assets (2)	30	35
Contract liabilities (3)	287	247
_____________________________________________________________________
(1)Reflects gross customer receivables of $620 million and $679 million, net of allowance for credit losses of $27 million and $39 million, at September 30, 2022 and December 31, 2021, respectively. As of December 31, 2021, this amount excludes customer receivables classified as held for sale of $83 million.
(2)As of December 31, 2021, no amounts have been classified as held for sale.
(3)As of December 31, 2021, amount excludes contract liabilities classified as held for sale of $58 million.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and nine months ended September 30, 2022, we recognized $20 million and $128 million, respectively, of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2021, we recognized $30 million and $151 million, respectively, of revenue that was included in contract liabilities of $385 million as of January 1, 2021.

Performance Obligations

As of September 30, 2022, we expect to recognize approximately $3.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 80% of this revenue through 2024, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs (1)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$78	101	75	124
Costs incurred	16	20	15	22
Amortization	(14)	(17)	(14)	(21)
Change in contract costs held for sale (1)	—	1	—	(27)
End of period balance	$80	105	76	98

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs (1)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	99	78	122
Costs incurred	45	63	44	68
Amortization	(41)	(57)	(46)	(65)
Change in contract costs held for sale (1)	—	—	—	(27)
End of period balance	$80	105	76	98
(1)The beginning of period balance for the three and nine months ended September 30, 2022 excluded fulfillment costs classified as held for sale of $28 million and $27 million, respectively.

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

(5) Credit Losses on Financial Instruments

To assess our expected credit losses on financial instruments, we aggregate financial assets with similar risk characteristics to monitor their credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding our allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future and we may use methodologies that differ from those used by other companies.

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2021(1)	$39
Provision for expected losses	2
Write-offs charged against the allowance	(17)
Recoveries collected	2
Foreign currency exchange rate change adjustment	1
Ending balance at September 30, 2022	$27
(1)As of December 31, 2021, amount excludes allowance for credit losses classified as held for sale of $3 million. See Note 2—Recently Completed Divestiture of the Latin American Business.

(6) Long-Term Debt

The following chart reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	September 30, 2022	December 31, 2021
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	2,411	3,111
Senior Notes and other debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	5,515
Finance leases and other obligations	Various	Various	301	319
Unamortized premiums, net			3	34
Unamortized debt issuance costs			(50)	(57)
Total long-term debt			8,105	10,422
Less current maturities			(26)	(26)
Long-term debt, excluding current maturities			$8,079	10,396
______________________________________________________________________
(1)As of September 30, 2022.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 4.865% and 1.854% as of September 30, 2022 and December 31, 2021, respectively.
(4)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of guarantees provided by certain affiliates of Level 3 Financing, Inc.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2022 (remaining three months)	$8
2023	27
2024	32
2025	38
2026	36
2027 and thereafter	8,011
Total long-term debt	$8,152

Debt Repayment

During the nine months ended September 30, 2022, we repaid the following aggregate principal amount of indebtedness through a combination of tender offers, redemptions, and repayments. These transactions resulted in a net gain of $9 million.

Debt	Period of Repayment	(Dollars in millions)
Tranche B 2027 Term Loan	Q3 2022	$700
5.375% Senior Notes due 2025	Q3 2022	800
5.250% Senior Notes due 2026	Q3 2022	775
Total Debt Repayments		$2,275

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

Compliance

As of September 30, 2022, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

(7) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt (excluding finance leases and other obligations) and certain indemnification obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, note receivable-affiliate and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		September 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$7,804	6,572	10,103	10,090
Indemnifications related to the sale of the Latin American business	3	$86	86	—	—

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2022 aggregated to approximately $24 million and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the recent divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We have agreed to indemnify the purchaser for amounts paid in respect to the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 7—Fair Value of Financial Instruments.

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

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive loss, net of tax	—	(229)	(229)
Amounts reclassified from accumulated other comprehensive (loss) income	$—	112	112
Net other comprehensive loss	—	(117)	(117)
Balance at September 30, 2022	$3	(471)	(468)

The tables below present further information about our reclassifications out of accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2022:

Three and Nine Months Ended September 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to gain on sale of business	$112	Gain on sale of business
Income tax benefit	—	Income tax expense
Net of tax	$112

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2021:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	—	(101)	(101)
Net other comprehensive loss	—	(101)	(101)
Balance at September 30, 2021	$(13)	(322)	(335)

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$127	109
Contract fulfillment costs	48	48
Contract acquisition costs	47	45
Contract assets	23	28
Other	6	9
Total other current assets	$251	239
_______________________________________________________________________________
(1)As of December 31, 2021, other current assets excluded $81 million that had been classified as held for sale.

(11) Subsequent Events

Pending Divestiture of our European, Middle Eastern and African Business

On November 2, 2022, affiliates of Level 3 Parent, LLC entered into an exclusive arrangement to divest our operations in Europe, the Middle East and Africa (the “EMEA business”) to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. We expect to close the transaction as early as late 2023, following completion of a consultation process under French law required prior to execution of the purchase agreement and receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. Upon being executed following the French consultation process, the purchase agreement will contain various customary covenants for transactions of this type, including various indemnities.

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

On August 1, 2022, affiliates of Level 3 Parent, LLC sold our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for pre-tax cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments. See Note 2—Recently Completed Divestiture of the Latin American Business for additional details.

Pending Divestiture of our European, Middle Eastern and African Business

On November 2, 2022, affiliates of Level 3 Parent, LLC entered into an exclusive arrangement to divest our operations in Europe, the Middle East and Africa in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. For more information, see Note 11—Subsequent Events to our consolidated financial statements in Item 1 of Part I of this report.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

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

Social distancing, business and school closures, travel restrictions, and macroeconomic changes arising out of the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

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

Results of Operations

Results in this section include the results of our Latin American business prior to it being sold on August 1, 2022.

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating revenue	$1,819	1,990	5,718	5,964
Operating expenses	1,485	1,749	4,913	5,173
Operating income	334	241	805	791
Other expense, net	(84)	(83)	(259)	(222)
Income before income taxes	250	158	546	569
Income tax expense	312	37	397	150
Net (loss) income	$(62)	121	149	419

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Compute and Application Services	$235	287	(18)%
IP and Data Services	831	890	(7)%
Fiber Infrastructure Services	381	412	(8)%
Voice and Other	315	345	(9)%
Affiliate Services	57	56	2%
Total operating revenue	$1,819	1,990	(9)%

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Compute and Application Services	$795	850	(6)%
IP and Data Services	2,600	2,659	(2)%
Fiber Infrastructure Services	1,175	1,210	(3)%
Voice and Other	978	1,078	(9)%
Affiliate Services	170	167	2%
Total operating revenue	$5,718	5,964	(4)%

Our total operating revenue decreased by $171 million and $246 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 primarily due to the sale of the Latin American business, as well as overall decreases in IT Solutions, Ethernet services, VPN data networks, voice and private line and ready access revenue. For the nine months ended September 30, 2022, the decrease was partially offset growth in IP, cloud services and managed security revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$785	897	(12)%
Selling, general and administrative	269	305	(12)%
Gain on sale of business	(119)	—	nm
Operating expenses - affiliates	173	116	49%
Depreciation and amortization	377	431	(13)%
Total operating expenses	$1,485	1,749	(15)%

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,472	2,643	(6)%
Selling, general and administrative	901	872	3%
Gain on sale of business	(119)	—	nm
Operating expenses - affiliates	481	354	36%
Depreciation and amortization	1,178	1,304	(10)%
Total operating expenses	$4,913	5,173	(5)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $112 million and $171 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due the sale of the Latin American business and decreases in facility costs and lower real estate and power costs.

Selling, General and Administrative

Selling, general and administrative decreased by $36 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to lower non-employee related expenses and lower bad debt expense, as well as the sale of our Latin American business. Selling, general and administrative increased $29 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily due to higher employee related expenses as well as a gain on sale of assets in the nine months ended September 30, 2021, which was partially offset by the sale of our Latin American business.

Gain on Sale of Business

For a discussion of the gain on the sale of the Latin American business that we recorded in the third quarter of 2022, see Note 2—Recently Completed Divestiture of the Latin American Business.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $57 million and $127 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to higher affiliate lease expense for circuits and colocation facilities.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Depreciation	$190	221	(14)%
Amortization	187	210	(11)%
Total depreciation and amortization	$377	431	(13)%

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Depreciation	$613	667	(8)%
Amortization	565	637	(11)%
Total depreciation and amortization	$1,178	1,304	(10)%

Depreciation expense decreased by $31 million and $54 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to discontinuing the depreciation of the tangible assets of our recently divested Latin American business during their classification as assets held for sale, resulting in a decrease of $9 million and $61 million, respectively, of depreciation expense during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was also due to a decrease of $9 million resulting from the net decrease in depreciable assets. The decrease during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was partially offset by a $13 million increase in net depreciable assets.

Amortization expense decreased by $23 million and $72 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, amortization expense decreased by $19 million and $44 million, respectively, associated with the net reduction in amortizable assets and by $3 million and $25 million, respectively, due to discontinuing the amortization of the intangible assets of our recently divested Latin American business during their classification as assets held for sale.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Interest income - affiliate	$19	16	19%
Interest expense	(99)	(90)	10%
Other expense, net	(4)	(9)	nm
Total other expense, net	$(84)	(83)	1%
Income tax expense	$312	37	nm

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Interest income - affiliate	$50	49	2%
Interest expense	(284)	(272)	4%
Other (expense) income, net	(25)	1	nm
Total other expense, net	$(259)	(222)	17%
Income tax expense	$397	150	165%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate increased by $3 million and $1 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The increase was driven by increases in affiliate note balances and an increase in interest rates.

Interest Expense

Interest expense increased by $9 million and $12 million for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The increase was due to an increase in average interest rates from 3.53% to 4.13% and 3.60% to 3.89%, respectively, for the three and nine months ended September 30, 2022. This was partially offset by the decrease in average outstanding long-term debt from $10.4 billion to $9.3 billion, for both the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$9	—	nm
Foreign currency loss	(21)	(11)	(91)%
Interest income	5	—	nm
Other	3	2	50%
Total other expense, net	$(4)	(9)	nm

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$9	16	(44)%
Foreign currency gain	(41)	(14)	(193)%
Interest income	5	—	nm
Other	2	(1)	nm
Total other income, net	$(25)	1	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended September 30, 2022 and 2021, our effective income tax rate was 124.8% and 23.4%, respectively. For the nine months ended September 30, 2022 and 2021, our effective income tax rate was 72.7% and 26.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was significantly impacted by the gain on the sale of our Latin American business. Without the gain on the sale of our Latin American business, our effective tax would have been 28.0% and 28.5%, respectively, for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we held cash and cash equivalents of $130 million, of which $68 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt and Other Financing Arrangements

As of September 30, 2022, our long-term debt (including current maturities and finance leases) outstanding totaled $8.1 billion. See Note 6—Long-Term Debt.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Ba3	BB-	BB
Secured	Ba1	BB+	BBB-

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or adjust our borrowing costs. With the recent downgrade of certain of our credit ratings, we may experience increased borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2022, we had outstanding letters of credit or other similar obligations of approximately $3 million, all of which was collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2022	2021	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$1,687	941	746
Net cash provided by (used in) investing activities	$1,832	(822)	2,654
Net cash used in financing activities	$(3,577)	(67)	3,510

Operating Activities

Net cash provided by operating activities increased by $746 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due payments on accounts payable - affiliate during the nine months ended September 30, 2021, as well as foreign currency adjustments. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash provided by (used in) investing activities increased by $2.7 billion for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to pre-tax proceeds of $2.7 billion from the sale of the Latin American business.

Financing Activities

Net cash used in financing activities increased by $3.5 billion for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily due an increase in distributions paid to our parent as well as due to the prior period repayment of accounts payable - affiliate, as discussed in Operating Activities above, and an increase in payments of long-term debt.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the potential impact of this legislation on us.

Market Risk

At September 30, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of September 30, 2022, we had approximately $7.9 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $24 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound and the Euro. Although the percentages of our consolidated revenue and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting for the divestiture of our Latin American business and the calculation of the resulting gain therefrom, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Put Option Agreement, dated as of November 2, 2022 by and among certain affiliates of Level 3 Parent, LLC. and Colt Technology Services Group Limited (incorporated by reference to Exhibit 2.1 to Level 3 Parent, LLC's Current Report on Form 8-K filed with the SEC on November 2, 2022).

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2022.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)