Form 10-K
period 2022-12-31
Level 3 Parent, LLC
filed 2023-02-23
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒ Although the registrant is no longer required to file reports under Section 13 or 15(d) of such Act, it has filed all such reports for the preceding 12 months.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

•statements regarding how the COVID-19 pandemic and its aftermath may impact our business, financial position, operating results or prospects; and

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and benefits payments;

•our ability to effectively retain and hire key personnel;

•changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•our ability to successfully and timely consummate the planned divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestiture completed in 2022, and to successfully operate and transform our retained business after such divestitures;

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

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits and other items on favorable terms;

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

•our ability to use our net operating loss carryforwards in the amounts projected;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•continuing uncertainties regarding the impact that COVID-19 and its aftermath could have on our business, operations, cash flows and corporate initiatives;

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

ITEM 1. BUSINESS

Overview

We are an international facilities-based technology and communications company focused on providing our customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. As a part of Lumen Technologies, we operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States ("U.S."). We believe our and Lumen's secure global platform plays a central role in facilitating communications worldwide.

We were incorporated under the laws of the State of Delaware in 1941. Our principal executive offices are located at 1025 Eldorado Boulevard, Broomfield, CO 80021 and our telephone number is (720) 888-1000.

On August 1, 2022, certain of our affiliates sold our Latin American business.

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC have agreed to divest certain of our operations in Europe, the Middle East and Africa ("EMEA"), to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. We expect to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business to our consolidated financial statements in Item 8 of Part II of this report.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2022(1)	2021	2020
	(Dollars in millions)
Operating revenue	$7,493	7,952	7,933
Operating expenses	11,741	6,920	6,769
Operating (loss) income	$(4,248)	1,032	1,164
Net (loss) income	$(4,793)	586	651
_______________________________________________________________________________
(1)During 2022, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $4.6 billion. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Total assets	$19,759	28,095
Total long-term debt (1)	8,096	10,422
Total member's equity	6,798	13,009
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

We estimate that during 2022, approximately 17% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

Operations

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we organize our products and services to reflect product life cycles and our go to market approach. At December 31, 2022, we categorized our services as follows: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services, Voice and Other, and Affiliate revenue.

Compute and Application Services

•Edge Cloud Services. We provide both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud products are designed to leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

•IT Solutions. We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development services;

•Unified Communications and Collaboration ("UC&C"). We provide access to various unified communications platforms. This offering includes both individual, license-based service models and more robust options that transform a customer’s inbound and outbound calling platform;

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

Fiber Infrastructure Services

•Dark Fiber. We control an extensive array of unlit optical fiber known as “dark fiber,” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. We provide access to this unlit optical fiber to customers who are interested in building their networks with this high-bandwidth, highly secure optical technology. We also provide professional services to engineer these networks, and in some cases, manage them for customers; and

•Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

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

Our business customers range from small business offices to the world’s largest global enterprises customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations. Either we or Lumen maintain local offices in most major and secondary markets within the U.S. and many of the primary markets of the more than 60 countries in which we provide services.

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

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Competition from large communications providers, systems integrators, hyperscalers and others have increased pricing pressures with respect to several key products and services that we offer to our enterprise and wholesale business customers. In particular, several hyperscalers have recently built their own data transmission facilities, which has reduced demand for our network services.

Additional information about competitive pressures is located under the heading “Risk Factors—Business Risks” in Item 1A of Part I of this report.

Research, Development & Intellectual Property

As of December 31, 2022, we had approximately 1,600 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband services. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as incumbent local exchange carriers ("ILECs").

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a company with global operations, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a company with global operations, we must comply with complex foreign and U.S. laws and regulations governing business ethics and practices, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. We have compliance policies, programs and training designed to prevent non-compliance with such anti-corruption regulations in the U.S. and other jurisdictions.

Regulation of International Operations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The communications regulatory regimes in certain of our non-domestic markets are in the process of development. Many issues, including the pricing of services, have not been addressed fully, or even at all.

Our overseas operations are also subject to various other domestic or non-domestic laws or regulations, including various laws or regulations governing exports and imports of various goods or technologies and certain sanctioned business activities.

In 2020, the United Kingdom (“UK”) terminated its membership in the EU (“Brexit”) and has entered into related separation agreements with the EU regarding data sharing, financial services and other matters. We currently operate a staging facility in the UK, where certain core network elements and customer premise equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. Nonetheless, only a relatively small portion of our business is conducted within the UK, and we have entered into an arrangement to sell our EMEA operations. Consequently, Brexit has not had, nor do we anticipate that it will have, a substantial impact on our business.

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

Employees

As of December 31, 2022, we had approximately 10,000 employees.

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

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are also available on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

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

Our customers expect us to create and maintain a global digital experience, including (i) automation and simplification of our offerings and (ii) digital self-service access to our products, services and customer support. To do so, we must timely and successfully complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to timely effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, update and upgrade our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence and other emerging technologies, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages, or (vi) ability to deliver services to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business offerings faces increasingly intense competition, with increased pressure to timely offer digitally integrated services, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional network services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to timely provision our products and services, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly-skilled employees has grown increasingly intense, and we have experienced, and may continue to experience, higher than anticipated levels of employee attrition. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. These risks to attracting and retaining the necessary talent may be exacerbated by inflationary pressures on employee wages and benefits. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the majority of our employees work from home on a fully remote or hybrid basis. We reopened our offices in 2022 under a “hybrid” working environment, meaning that some of our employees have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to operate under a hybrid working environment are not successful, our business could be adversely impacted.

The pandemic, inflation and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

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

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on them to operate our business. Various other factors could intensify these risks, including (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services and (vi) our increased incidence of employees working from remote locations.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. The number of these attacks against us increased in 2022. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications, or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including aging network elements, human error, changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, and cash flows.

Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenue and margins.

Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have commoditized or lowered market prices for several of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, our operating results will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes. In addition, some of our new product offerings have reduced or displaced our sale of older product offerings.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, several communications companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. Certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

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

For a description of how the COVID-19 pandemic and its aftermath have impacted our access to supplies and labor, please see Item 7 in Part II of this report.

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

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. Similarly, our buildout plans can be delayed if we cannot receive necessary landowner authorizations or governmental permits. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our facilities are located in coastal areas, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. From time to time these events (including Hurricane Ian in 2022 in Florida) have disrupted our operations, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors.

Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational and legal risks.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, commitments or mandates could negatively impact our reputation or otherwise materially harm our business.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring additional related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control, including (i) evolving and potentially inconsistent regulatory requirements affecting ESG standards, measurements, methodologies and disclosures, (ii) the availability of suppliers that can meet our sustainability, diversity and other standards, and (iii) our ability to recruit, develop, and retain diverse talent. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including enhanced ESG-related disclosures that may be required by the SEC, and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

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

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As explained in greater detail elsewhere in this annual report, (i) our domestic operations are regulated by the FCC and other federal, state and local agencies and (ii) our international operations are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related laws may increase our costs, limit our operational flexibility or result in third-party claims.

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

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in our suffering substantial negative publicity or penalties, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, there could be a material adverse impact on our results of operations and financial condition.

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as some state governments, have recently enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Some of our customers impose similar requirements on us that are equally or more demanding. Despite our best efforts to comply with these governmental or contractual requirements, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, any of which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

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

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations. We are subject to the GDPR of the European Union and the United Kingdom’s GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity laws in other regions. These laws and regulations continue to proliferate and evolve, are becoming more complex and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

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

As of December 31, 2022, we had approximately $3.9 billion of outstanding consolidated secured indebtedness and $3.9 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance leases and other obligations, (ii) unamortized premiums, net, (iii) unamortized debt issuance costs and (iv) intercompany debt.)

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives and dividends to our direct parent company;

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The current and future debt instruments of us or our affiliates may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all. Nor can we assure you that these steps, even if successfully implemented, would not be detrimental to our operations, financial performance or future prospects.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Nearly half of the debt of our subsidiary Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates, including us. Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. Most of the nearly 300 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our and our affiliates' various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates' consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen’s senior secured credit facilities and notes contain several significant limitations restricting the ability of it and its subsidiaries to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers, consolidations or other similar transactions. These restrictive covenants could have a material adverse impact on our and our affiliates' ability to operate or reconfigure our respective businesses, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our respective plans and strategies.

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

Our business is very capital intensive. We expect to continue to require significant capital to maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. As discussed elsewhere in this annual report, competitive pressures and divestitures, coupled with other factors, have reduced our cash flows. For all these reasons, we cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

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

As of December 31, 2022, Lumen Technologies owed us approximately $1.5 billion on the affiliate note receivable. Developments that adversely impact Lumen Technologies could adversely impact our ability to collect this debt.

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

As of December 31, 2022, we had approximately $6.4 billion of gross federal net operating loss carryforwards ("NOLs"), net of uncertain tax positions, which remain subject to limitations under Section 382 of the Internal Revenue Code and related regulations ("Section 382"). These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, Lumen Technologies has maintained an NOL rights agreement which is scheduled to lapse in late 2023.

As of December 31, 2022, we also had substantial state NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

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

As of December 31, 2022, approximately 36% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets (including goodwill and other intangible assets classified as assets held for sale). From time to time, including most recently in the fourth quarter of 2022, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

High inflation could continue to adversely impact us.

Although inflation appears to be declining, during 2021 and 2022, our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates or our industry could adversely impact the liquidity or market prices of our outstanding debt securities;

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay.

Divestiture Risks

The completion of our planned EMEA divestiture is subject to several conditions.

As described further in Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business, we have agreed to divest our EMEA business. The completion of the divestiture is subject to receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. We cannot assure you that this divestiture will be completed in the timeframes anticipated by us or at all.

The pendency of the EMEA divestiture could adversely affect our business.

The pendency of our EMEA divestiture could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified operating covenants in the purchase agreement, (iii) diverting management’s attention from operating our business in the ordinary course, and (iv) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.

We may be unable to successfully separate our divested businesses from our retained business and realize the anticipated benefits of our recently-completed and planned divestitures.

In connection with our planned EMEA divestiture, we have agreed to (i) complete certain restructuring transactions to segregate the divested business from our retained business, (ii) provide certain post-closing transition and commercial services to the purchaser, and (iii) receive certain post-closing services from the purchaser designed to ensure the continuity of services to our retained customers. Similarly, in connection with the 2022 divestiture of our Latin American business, we completed internal restructurings and entered into multi-year agreements with the purchaser to provide certain transitional services and to provide or receive certain commercial services.

We anticipate that it will be challenging and time-consuming to segregate the business and provide transition services to the purchaser of our EMEA business, and to continue to support the Latin American business that we sold in 2022. Even if we successfully complete the EMEA divestiture and continue to successfully support the divested business, we may incur or experience (i) greater tax or other costs or realize fewer benefits than anticipated under our pre- and post-closing our post-closing agreement with the purchaser, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchaser regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchaser, (iv) potential disputes with creditors concerning the pending transaction or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) lower productivity to the extent segregation of the divested business distracts or diverts personnel from the operation, digitization, and transformation of our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent.

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

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its attendant detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Even as efforts to contain the COVID-19 pandemic, including vaccinations, have fostered progress and eased governmental restrictions, new variants of the virus have continued to cause outbreaks and uncertainties. Variants of the virus continue to pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes. Future events regarding the pandemic, which are unpredictable and beyond our control, could continue impacting our operations. Accordingly, COVID-19, or any other future major public health crisis, may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships which could negatively impact their ability to make timely payments to us or to continuing doing business with us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we always welcome constructive input from stakeholders, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of our board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s board or management. The recent increase in the activism of debtholders could increase the risk of claims being made under the debt agreements of us or our affiliates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	As of December 31,
	2022(5)	2021(5)
Land	2%	3%
Fiber, conduit and other outside plant (1)	41%	45%
Central office and other network electronics (2)	29%	27%
Support assets (3)	21%	20%
Construction in progress (4)	7%	5%
Gross property, plant and equipment	100%	100%
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
(5)These values exclude assets classified as held for sale.

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

Substantial portions of our property, plant and equipment are pledged to secure the long-term debt of Level 3 Financing, Inc. or the obligations of the affiliate guarantors of such debt.

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

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies we have determined that we have one reportable segment.

Divestiture of the Latin American Business and Planned Divestiture of the EMEA Business

On August 1, 2022, certain of our affiliates sold our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for pre-tax cash proceeds of approximately $2.7 billion.

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC, have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. We expect to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

For more information on these transactions, see Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental, and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2022, we rationalized our leased footprint, ceased using 13 leased property locations that were underutilized. We did not further rationalize our lease footprint or incur material accelerated lease costs during the year ended December 31, 2022. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses during 2020 and 2021, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, (iv) delays in our cost transformation initiatives, and (v) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic, see (i) the remainder of this item and (ii) Item 1A of this report.

Trends Impacting Our Operations

In addition to the above-described impact of the pandemic and its aftermath, our consolidated operations have been, and will continue to be, impacted by the following company-wide trends:

•Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•The increasingly digital environment and the growth in online video and gaming require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•Businesses continue to adopt distributed, global operating models. We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain of our other offerings, or resulting in volume or rate reductions for other of our offerings and (ii) also creating certain opportunities for us arising out of increased demand for lower latency provided by Edge computing and for faster and more secure data transmissions.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Our expenses will be impacted by higher vendor costs, reduced economies of scale and other dis-synergies due to our 2022 divestiture.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

Inflation during 2021 and 2022 placed downward pressure on our margins and likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Results in this section include the results of our Latin American business prior to it being sold on August 1, 2022.

The following table summarizes the results of our consolidated operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Operating revenue	$7,493	7,952
Operating expenses	11,741	6,920
Operating (loss) income	(4,248)	1,032
Other expense, net	(289)	(249)
(Loss) income before income taxes	(4,537)	783
Income tax expense	256	197
Net (loss) income	$(4,793)	586

Operating Revenue

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
From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of Part I of this report.

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Compute and Application Services	$1,025	1,141	(10)%
IP and Data Services	3,405	3,555	(4)%
Fiber Infrastructure Services	1,560	1,612	(3)%
Voice and Other	1,276	1,421	(10)%
Affiliate Services	227	223	2%
Total operating revenue	$7,493	7,952	(6)%

Our total operating revenue decreased by $459 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the sale of the Latin American business, as well as overall decreases in VPN data networks, Ethernet, voice, private line, IT solutions, data center services and ready access services, which were partially offset by an increase in IP services.
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

These expense classifications may not be comparable to those of other companies.

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,229	3,525	(8)%
Selling, general and administrative	1,188	1,181	1%
Gain on sale of business	(123)	—	nm
Loss on disposal group held for sale	616	—	nm
Operating expenses - affiliates	659	497	33%
Depreciation and amortization	1,534	1,717	(11)%
Goodwill impairment	4,638	—	nm
Total operating expenses	$11,741	6,920	70%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $296 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the sale of the Latin American business, as well as lower equipment and maintenance expenses, real estate expenses, and reductions in employee-related expenses from lower headcount.

Selling, General and Administrative

Selling, general and administrative increased by $7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a gain on sale of assets during the year ended December 31, 2021. This increase was partially offset by lower expenses due to the sale of the Latin American business.

Gain on Sale of Business and Loss on Disposal Group Held for Sale

For a discussion of the gain on the sale of the Latin American business and the loss on the disposal group held for sale that we recognized for the year ended December 31, 2022, see Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $162 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to higher affiliate lease expense for circuits and colocation facilities, higher employee related affiliate expenses, and a decrease in expenses we allocated to other affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$790	874	(10)%
Amortization	744	843	(12)%
Total depreciation and amortization	$1,534	1,717	(11)%

Depreciation expense decreased by $84 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the discontinuation during the third quarter of 2021 of the depreciation of the tangible assets of our recently divested Latin American business and the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible assets of our planned divestiture of our EMEA business, resulting in a decrease of $94 million of depreciation expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was partially offset by higher depreciation expense of $16 million associated with net growth in depreciable assets.

Amortization expense decreased by $99 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to a decrease of $53 million associated with the net reduction in amortizable assets, a decrease of $31 million due to the discontinuation during the third quarter of 2021 of the amortization of the intangible assets with our recently divested Latin American business and the discontinuation during the fourth quarter of 2022 of the amortization of the intangible assets of our planned divestiture of our EMEA business, as well as a decrease of $11 million due to the accelerated amortization of decommissioned applications in 2021.

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

When we performed our impairment tests during the fourth quarter of 2022, we concluded that the estimated fair value of our single reporting unit was less than our carrying value of equity as of our testing date. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $4.6 billion in the fourth quarter of 2022. When we performed our annual impairment test in the fourth quarters of 2021 and 2020, we concluded it was more likely than not that the fair value of our reporting unit exceeded the carrying value of equity. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2021 and 2020.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Interest income - affiliate	$62	65	(5)%
Interest expense	(374)	(361)	4%
Other income, net	23	47	(51)%
Total other expense, net	$(289)	(249)	16%
Income tax expense	$256	197	30%

Interest Income - Affiliate

Interest income - affiliate decreased by $3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Interest Expense

Interest expense increased by $13 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to an increase in the average interest rate from 3.61% to 4.08%, partially offset by a decrease in average long-term debt from $10.4 billion to $9.3 billion.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$8	16
Foreign currency gain (loss)	13	(18)
Other	2	49
Total other income, net	$23	47

Income Tax Expense

For the years ended December 31, 2022 and 2021, our effective income tax rate was (5.6)% and 25.2%, respectively. The effective tax rate for the year ended December 31, 2022 includes a $969 million unfavorable impact of a non-deductible goodwill impairment and a $256 million unfavorable impact as a result of the sale of our Latin American business. See Note 13—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) loss contingencies and litigation reserves; (iii) affiliate transactions; and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill, Customer Relationships and Other Intangible Assets

We have a significant amount of goodwill and definite-lived intangible assets that are assessed at least annually for impairment. At December 31, 2022, goodwill and intangible assets totaled $6.9 billion (excluding goodwill and other intangible assets classified as assets held for sale), or 35%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and the subjective nature of certain assumptions used to estimate fair value.

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortized our other intangible assets over an estimated life of 5 years prior to becoming fully amortized in the fourth quarter of 2022. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that indicates it is more likely than not the fair value of our reporting unit was less than our carrying value. In assessing goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than our carrying value.

Our annual impairment assessment date for goodwill is October 31, at which date we compare our estimated fair value of equity of our reporting unit to the carrying value of equity. If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows following the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts require estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows consider recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these projected cash flows, and the discount rate applied to such cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value is estimated based upon a market multiple applied to revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions. The fair value of our reporting unit is estimated under the market approach, using revenue and EBITDA market multiples weighted depending on the characteristics of the reporting unit. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

For additional information on our goodwill balances and results of our impairment analyses, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowances are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2022, we established a valuation allowance of $303 million primarily related to state NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

As of December 31, 2022, we have $1.5 billion of outstanding notes receivable-affiliate under a revolving credit facility that we extended to Lumen Technologies. The principal amount outstanding under such facility currently bears interest at 4.250% per annum, subject to certain adjustments as set forth in the facility. This principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

As of December 31, 2022, we held cash and cash equivalents, including cash and cash equivalents classified as held for sale, of $161 million, of which $75 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) proceeds from our recently completed and planned divestitures, (iv) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Impact of the Divestiture of our Latin American Business and Planned Divestiture of the EMEA Business

As discussed in Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business to our consolidated financial statements in Item 8 of Part II of this report, we sold our Latin American business on August 1, 2022. Additionally, we have agreed to divest our EMEA business subject to the receipt of various approvals and the satisfaction of other customary conditions. As further described elsewhere herein, these transactions have provided or are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

Debt Instruments and Financing Arrangements

Our long-term debt (including current maturities and finance leases) outstanding totaled $8.1 billion as of December 31, 2022.

Subject to market conditions and to the extent permitted under applicable debt covenants, from time to time we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Ba3	B+	BB
Secured	Ba1	BB	BBB-

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of Level 3 Financing, Inc. could impact our access to debt capital or adjust our borrowing costs. With the recent downgrade of certain of our credit ratings, we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. See Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2022, we had outstanding letters of credit or other similar obligations of approximately $3 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. These amounts include liabilities that have been classified as liabilities held for sale on our consolidated balance sheet. For our long-term debt as noted in Note 7—Long-Term Debt, we have a current obligation of $29 million and a long-term obligation of $8.1 billion of long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs, inclusive of obligations that have been classified as held for sale). Under our operating leases as noted in Note 5—Leases, we have a current obligation of $412 million and a long-term obligation of $1.2 billion (inclusive of operating lease obligations classified as held for sale). As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $251 million and a long-term obligation of $750 million. Additionally, we have a current asset retirement obligation of $17 million and a long-term obligation of $98 million.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. These amounts include liabilities that have been classified as liabilities held for sale on our consolidated balance sheet. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment is influenced by, among other things, demand for Lumen's services and products, cash flow generated by operating activities, cash required for other purposes and the availability of requisite supplies, labor and permits. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Distributions

From time to time we make distributions to our controlling parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see our consolidated statements of member’s equity and consolidated statements of cash flows.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		Increase/(Decrease)
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$2,251	1,570	681
Net cash provided by (used in) investing activities	1,536	(1,166)	2,702
Net cash used in financing activities	(3,814)	(418)	3,396

Operating Activities

Net cash provided by operating activities increased by $681 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased collections on accounts receivable and decreased payments on accounts payable - affiliate during the year ended December 31, 2022. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash provided by (used in) investing activities increased by $2.7 billion for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to pre-tax proceeds of $2.7 billion from the sale of our Latin American business and a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $3.4 billion for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in payments of long-term debt, an increase in distributions paid to our parent, as well as a decrease in net proceeds from issuance of long-term debt.

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

Market Risk

As of December 31, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of December 31, 2022, we had approximately $7.9 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 69% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million. Our credit agreements contain language about a possible change from LIBOR to an alternative index.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries use, and prior to the August 1, 2022 divestiture of our Latin American business, certain of our former Latin American subsidiaries used the local currency as their functional currency, as the majority of their sales and purchases are or were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could positively or negatively impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2022.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $7.5 billion of operating revenues for the year ended December 31, 2022. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Goodwill impairment
As discussed in Note 3 to the consolidated financial statements, the goodwill balance at December 31, 2022 was $2.0 billion. The Company assesses goodwill for impairment at least annually, or more frequently, if events or circumstances indicate the carrying value of its reporting unit likely exceeds its fair value. On the annual goodwill impairment assessment date, the Company estimated the fair value of its reporting unit by considering both a discounted cash flow method and a market approach. The annual impairment test determined the carrying value of the Company’s reporting unit exceeded its estimated fair value. As a result, the Company recorded an impairment charge of $4.4 billion.

We identified the assessment of the Company’s annual impairment testing related to the carrying value of goodwill as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of the reporting unit. Those assumptions included: projected cash flows, the discount rate, and the earnings before interest, taxes, depreciation, and amortization ("EBITDA") market multiple. The evaluation of these assumptions was challenging due to their subjective nature. Additionally, differences in judgment used to determine these assumptions could have had a significant effect on the reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the discount rate and the EBITDA market multiple.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the annual impairment testing of goodwill. This included controls related to the Company’s development of projected cash flows, and the determination of the discount rate and the EBITDA market multiple. We performed a sensitivity analysis over the projected cash flow assumptions to assess the impact on the Company’s estimate of the fair value of the reporting unit. We assessed the Company’s ability to accurately project cash flows by comparing the Company’s historical projected cash flows to actual results. We also evaluated the Company’s projected cash flows by comparing them to the Company’s underlying business strategies, historic trends, and publicly available industry and analyst reports. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate by independently developing a discount rate range using publicly available market data for comparable entities
•evaluating the EBITDA market multiple by comparing to EBITDA market multiple range developed using publicly available market data for comparable entities
•performing sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado
February 23, 2023

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$7,266	7,729	7,725
Operating revenue - affiliates	227	223	208
Total operating revenue	7,493	7,952	7,933
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,229	3,525	3,486
Selling, general and administrative	1,188	1,181	1,226
Gain on sale of business	(123)	—	—
Loss on disposal group held for sale	616	—	—
Operating expenses - affiliates	659	497	368
Depreciation and amortization	1,534	1,717	1,689
Goodwill impairment	4,638	—	—
Total operating expenses	11,741	6,920	6,769
OPERATING (LOSS) INCOME	(4,248)	1,032	1,164
OTHER (EXPENSE) INCOME
Interest income - affiliate	62	65	51
Interest expense	(374)	(361)	(393)
Other income, net	23	47	50
Total other expense, net	(289)	(249)	(292)
(LOSS) INCOME BEFORE INCOME TAXES	(4,537)	783	872
Income tax expense	256	197	221
NET (LOSS) INCOME	$(4,793)	586	651
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
NET (LOSS) INCOME	$(4,793)	586	651
OTHER COMPREHENSIVE INCOME (LOSS)
Reclassification of realized loss on foreign currency translation to gain on sale of business, net of $—, $—, and $— tax	112	—	—
Defined benefit pension plan adjustment, net of $—, $— and $— tax	18	16	(15)
Foreign currency translation adjustment, net of $58, $30 and $(43) tax	(123)	(133)	(40)
Other comprehensive income (loss), net of tax	7	(117)	(55)
COMPREHENSIVE (LOSS) INCOME	$(4,786)	469	596
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118	146
Accounts receivable, less allowance of $19 and $39	517	642
Note receivable - affiliate	1,468	1,468
Assets held for sale	1,853	2,708
Other	197	239
Total current assets	4,153	5,203
Property, plant and equipment, net of accumulated depreciation $2,875 and $3,202	7,303	9,042
GOODWILL AND OTHER ASSETS
Goodwill	1,970	6,666
Other intangible assets, net	4,973	5,725
Other, net	1,360	1,459
Total goodwill and other assets	8,303	13,850
TOTAL ASSETS	$19,759	28,095
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$26	26
Accounts payable	365	381
Accounts payable - affiliates	70	18
Accrued expenses and other liabilities
Salaries and benefits	146	176
Income and other taxes	86	83
Current operating lease liabilities	326	299
Other	109	150
Liabilities held for sale	446	435
Current portion of deferred revenue	274	291
Total current liabilities	1,848	1,859
LONG-TERM DEBT	8,070	10,396
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,420	1,404
Operating lease liabilities	922	953
Other	701	474
Total deferred revenue and other liabilities	3,043	2,831
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	7,142	13,360
Accumulated other comprehensive loss	(344)	(351)
Total member's equity	6,798	13,009
TOTAL LIABILITIES AND MEMBER'S EQUITY	$19,759	28,095
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(4,793)	586	651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,534	1,717	1,689
Gain on sale of business	(123)	—	—
Loss on disposal group held for sale	616	—	—
Goodwill impairment	4,638	—	—
Deferred income taxes	209	166	175
Changes in current assets and liabilities:
Accounts receivable	10	(72)	(63)
Accounts payable	(19)	(37)	(218)
Other assets and liabilities, net	(131)	(97)	(159)
Other assets and liabilities, affiliate	73	(846)	108
Changes in other noncurrent assets and liabilities, net	143	150	71
Other, net	94	3	30
Net cash provided by operating activities	2,251	1,570	2,284
INVESTING ACTIVITIES
Capital expenditures	(1,198)	(1,218)	(1,432)
Proceeds from sale of business	2,732	—	—
Collections on notes receivable - affiliates	—	—	122
Proceeds from sale of property, plant and equipment and other assets	2	52	137
Net cash provided by (used in) investing activities	1,536	(1,166)	(1,173)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	891	2,020
Distributions	(1,425)	(365)	(1,200)
Payments of long-term debt	(2,387)	(943)	(2,060)
Other	(2)	(1)	(4)
Net cash used in financing activities	(3,814)	(418)	(1,244)
Net decrease in cash, cash equivalents and restricted cash	(27)	(14)	(133)
Cash, cash equivalents and restricted cash at beginning of period	191	205	338
Cash, cash equivalents and restricted cash at end of period	$164	191	205
Supplemental cash flow information:
Income taxes paid, net	$(10)	(27)	(24)
Interest paid (net of capitalized interest of $16, $15 and $23)	(387)	(368)	(382)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$118	146	190
Cash and cash equivalents, and restricted cash included in assets held for sale	44	39	—
Restricted cash included in Other current assets	—	2	3
Restricted cash included in Other, net noncurrent assets	2	4	12
Total	$164	191	205
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$13,360	13,139	13,724
Net (loss) income	(4,793)	586	651
Cumulative effect of adoption of ASU 2016-13, Credit losses, net of $2 tax	—	—	(3)
Distributions	(1,425)	(365)	(1,243)
Other	—	—	10
Balance at end of period	7,142	13,360	13,139
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(351)	(234)	(179)
Other comprehensive income (loss)	7	(117)	(55)
Balance at end of period	(344)	(351)	(234)
TOTAL MEMBER'S EQUITY	$6,798	13,009	12,905
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

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of communications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity and colocation agreements) which are not accounted for under ASC 606.

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

We provide an array of communications services, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology ("IT"), video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell transmission capacity on our network. These transactions are generally structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. In most cases, we account for the cash consideration received on transfers of transmission capacity as ASC 606 revenue, which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our transmission capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 34 months. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

For additional information, see Note 15—Affiliate Transactions.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2022 and 2021, respectively.
Restricted Cash

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2022 and 2021.

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

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized global enterprises to small early stage companies primarily in the United States and Europe. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material changes in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operation.

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been classified as held for sale as of December 31, 2022. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for additional information.

Property, Plant and Equipment

We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. We depreciate our property, plant and equipment using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years. We amortized our other intangible assets over an estimated life of 5 years prior to becoming fully amortized in the fourth quarter of 2022. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would indicate it is more likely than not the fair value of our reporting unit is less than the carrying value. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. We are required to write-down the value of goodwill in periods in which the carrying amount of our reporting unit's equity exceeds the estimated fair value of the equity of the reporting unit, limited to the goodwill balance.
For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America prior to the August 1, 2022 sale of our Latin American business. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries use either the British pound or the Euro, or used, prior to the August 1, 2022 sale of our Latin American business, the Brazilian Real, as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2022, December 31, 2021 and December 31, 2020. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in member's/stockholders' equity and in our consolidated statements of comprehensive (loss) income in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on our consolidated statements of operations.

Recently Adopted Accounting Pronouncements

During 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”) and ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). During 2021, we adopted ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"), ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"), and ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13").

Each of these is described further below.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10. This ASU requires business entities to disclose information about certain types of government assistance they receive. Therefore, the adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05. This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not impact our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12. This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $2 million. Please refer to Note 6—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"). These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance. Based on our review of our key material contracts through December 31, 2022, ASU 2022-06 does not have a material impact to our consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023. As of December 31, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, ASU 2022-01 will not have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, ASU 2021-01 will not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, we do not expect ASU 2020-04 will have a material impact to our consolidated financial statements.

(2) Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business

Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen's Latin American business pursuant to a definitive agreement dated July 25, 2021 for pre-tax cash proceeds of approximately $2.7 billion.

For the year ended December 31, 2022, we recorded a $123 million net pre-tax gain on disposal associated with the sale of our Latin American business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services. Lumen also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these indemnifications to be $86 million, which is included in other long-term liabilities in our consolidated balance sheet and has reduced our gain on the sale accordingly.

We do not believe this divestiture represented a strategic shift for Level 3. Therefore, the Latin American business did not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Latin American business in our consolidated operating results through the disposal date of August 1, 2022. The pre-tax net income of the Latin American business is estimated to be as follows in the table below:

	Years Ended December 31,
	2022(1)	2021	2020
	(Dollars in millions)
Latin American business pre-tax net income	$197	214	160
_______________________________________________________________________________
(1)The pre-tax net income includes operating results prior to the close of the sale of the Latin American business on August 1, 2022

The Latin American business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on August 1, 2022. As a result of closing the transaction, we derecognized $2.4 billion of net assets, the principal components of which were as follows:

August 1, 2022
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$40
Accounts receivable, less allowance of $3	105
Other current assets	86
Property, plant and equipment, net accumulated depreciation of $447	1,703
Goodwill (1)	719
Customer relationships and other intangibles, net	140
Other non-current assets	70
Total assets held for sale	$2,863

Liabilities held for sale
Accounts payable	$105
Income and other taxes	42
Other current liabilities	59
Deferred income taxes	154
Other non-current liabilities	122
Total liabilities held for sale	$482
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type including various indemnities. Level 3 Parent, LLC expects to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if any of our other assumptions prove to be incorrect.

We do not believe these divestitures represents a strategic shift for us. Therefore, neither the divested Latin American business, nor the planned divestiture of the EMEA business meet the criteria to be classified as discontinued operations. As a result, we continued to report our operating results for the Latin American business in our consolidated operating results through the disposal date of August 1, 2022, and we will continue to report our operating results for the EMEA business (the "disposal group") in our consolidated operating results until the transaction is closed.

The pre-tax net income of the disposal group is estimated to be and reported as follows in the table below:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
EMEA business pre-tax net loss	$(226)	$(98)	$(41)

As of December 31, 2022 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $50 million of depreciation, intangible amortization, and amortization of right-of-use assets for the year ended December 31, 2022 if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a pre-classification and post-classification goodwill impairment test as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. We will perform this evaluation each reporting period until disposal and, based on subsequent remeasurements, we will adjust the valuation allowance in assets held for sale (including any gain, limited to the original value).

The principal components of the held for sale assets and liabilities of the EMEA business are as follows:

December 31, 2022
EMEA Business
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$43
Accounts receivable, less allowance of $5	76
Other current assets	56
Property, plant and equipment, net accumulated depreciation of $998	1,864
Goodwill (1)	—
Customer relationships and other intangibles, net	100
Operating lease assets	156
Valuation allowance on assets held for sale (2)	(616)
Deferred tax assets	131
Other non-current assets	32
Total assets held for sale	$1,842

Liabilities held for sale
Accounts payable	$78
Salaries and benefits	23
Current portion of deferred revenue	28
Current operating lease liabilities	33
Other current liabilities	28
Deferred income taxes	38
Asset retirement obligations	30
Deferred revenue, non-current	85
Operating lease liabilities, non-current	103
Total liabilities held for sale	$446
______________________________________________________________________
(1)    The assignment of goodwill was based on the relative fair value of the disposal group prior to being classified as held for sale. Prior to classification as held for sale, the goodwill was fully impaired as described above.
(2)    Includes the impact of $353 million, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2022(1)	2021(1)
	(Dollars in millions)
Goodwill	$1,970	6,666
Customer relationships, less accumulated amortization of $3,265 and $2,779	$4,563	5,325
Capitalized software, less accumulated amortization of $387 and $349	410	378
Trade names, less accumulated amortization of $130 and $109	—	22
Total other intangible assets, net	$4,973	5,725
______________________________________________________________________
(1)    These values exclude assets classified as held for sale.

As of December 31, 2022, the gross carrying amount of goodwill, customer relationships, capitalized software and other intangible assets was $10.7 billion.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that our operations consist of one reporting unit.

2022 Goodwill Impairment Analyses

As of October 31, 2022, we estimated the fair value of equity of our reporting unit by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows using a rate that represented weighted average cost of capital of 9.4% as of the assessment date, which comprised an after-tax cost of debt of 4.8% and a cost of equity of 14.0%. We utilized company comparisons and analyst reports within the telecommunications industry which at the time of assessment supported a range of fair values derived from annualized revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples between 1.8x and 4.6x and 4.7x and 10.8x, respectively, resulting in an overall company revenue and EBITDA multiple of 2.5x and 7.1x, respectively. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2022, based on our assessment performed, the carrying value of our equity exceeded our fair value of equity and as a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of approximately $4.4 billion at October 31, 2022.

The classification of held for sale related to the EMEA business as described in Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of October 31, 2022. We performed a pre-announcement goodwill impairment test described above to determine whether there was an impairment prior to the classification of these assets as held for sale and to determine the November 2, 2022 fair values to be utilized for goodwill allocation regarding the disposal group to be classified as assets held for sale. We also performed a post-announcement goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value that will remain following the divestiture exceeds the carrying value of the equity after classification of assets held for sale. We concluded no impairment existed following the divestiture.

Separate from the annual, pre-announcement and post-announcement goodwill assessments discussed above, we performed an assessment of our EMEA business disposal group for impairment using the purchase price compared to the carrying value of the EMEA business net assets. As a result, we concluded the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for additional information regarding the purchase price, carrying value, and impairment for goodwill of the EMEA business.

2021 Goodwill Impairment Analyses

At October 31, 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2021, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 14%. We concluded that the goodwill was not impaired as of October 31, 2021.

The classification of held for sale assets, as described in Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-classification goodwill impairment test to determine whether there was an impairment prior to the reclassification and to determine the July 31, 2021 fair values to be utilized for goodwill allocation to the Latin American business to be reclassified as assets held for sale. We concluded it is more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale.

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

2020 Goodwill Impairment Analyses

At October 31, 2020, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2020, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 17%. We concluded that the goodwill was not impaired as of October 31, 2020.

The following table shows the rollforward of goodwill from December 31, 2020 through December 31, 2022:

(Dollars in millions)
As of December 31, 2020 (1)	$7,405
Classified as held for sale (2)	(713)
Effect of foreign currency exchange rate changes and other	(26)
As of December 31, 2021 (1)	6,666
Effect of foreign currency exchange rate changes and other	(58)
Impairment	(4,638)
As of December 31, 2022 (1)	$1,970
_______________________________________________________________________________
(1)Goodwill at December 31, 2022, December 31, 2021, December 31, 2020 is net of accumulated impairment loss of $8.2 billion, $3.6 billion and $3.7 billion, respectively. The change in accumulated impairment losses at December 31, 2021 is the result of amounts classified as held for sale related to the divestiture of our Latin American business. The change in accumulated impairment losses at December 31, 2022 is partially the result of the impairments discussed above and the result of amounts classified as held for sale related to our planned divestiture of our EMEA business.
(2)Represents the amount of goodwill, net of accumulated impairment loss classified as held for sale related to our Latin American business divestiture. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for more information.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $744 million, $843 million and $838 million, respectively. As of December 31, 2022, the weighted average remaining useful lives of our finite-lived intangible assets was approximately 7 years in total; 8 years for customer relationships, and 4 years for capitalized software.

We estimate that total amortization expense for intangible assets for the years ending 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as being held for sale on our December 31, 2022 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for more information.

(Dollars in millions)
2023	$681
2024	677
2025	658
2026	646
2027	600

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

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the years ended December 31, 2022, 2021 and 2020. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the Latin American business revenues prior to it being sold on August 1, 2022:

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,025	(445)	580
IP and Data Services	3,405	—	3,405
Fiber Infrastructure Services	1,560	(221)	1,339
Voice and Other	1,276	(14)	1,262
Affiliate Services	227	(227)	—
Total Revenue	$7,493	(907)	6,586

Timing of revenue:
Goods transferred at a point in time			$4
Services performed over time			6,582
Total revenue from contracts with customers			$6,586

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,141	(504)	637
IP and Data Services	3,555	—	3,555
Fiber Infrastructure Services	1,612	(220)	1,392
Voice and Other	1,421	(12)	1,409
Affiliate Services	223	(223)	—
Total Revenue	$7,952	(959)	6,993

Timing of revenue:
Goods transferred at a point in time			$13
Services performed over time			6,980
Total revenue from contracts with customers			$6,993

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Compute and Application Services	$1,098	(494)	604
IP and Data Services	3,522	—	3,522
Fiber Infrastructure Services	1,507	(209)	1,298
Voice and Other	1,598	(8)	1,590
Affiliate Services	208	(208)	—
Total Revenue	$7,933	(919)	7,014

Timing of revenue:
Goods transferred at a point in time			$15
Services performed over time			6,999
Total revenue from contracts with customers			$7,014
_______________________________________________________________
(1)     Includes lease revenue which is not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$515	640
Contract assets (2)	13	35
Contract liabilities (3)	222	247
_______________________________________________________________________________
(1)Reflects gross customer receivables of $534 million and $679 million, net of allowance for credit losses of $19 million and $39 million, as of December 31, 2022 and 2021, respectively. These amounts exclude customer receivables, net, classified as held for sale of $76 million at December 31, 2022 (related to the EMEA business) and $83 million at December 31, 2021 (related to the Latin American business).
(2)These amounts exclude contract assets classified as held for sale of $16 million at December 31, 2022 (related to the EMEA business). There were no contract assets classified as held for sale related to the Latin American business at December 31, 2021.
(3)These amounts exclude contract liabilities classified as held for sale of $59 million at December 31, 2022 (related to the EMEA business) and $58 million at December 31, 2021 (related to the Latin American business).

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the years ended December 31, 2022 and 2021, we recognized $148 million and $182 million, respectively, of revenue that was included in contract liabilities of $305 million and $385 million as of January 1, 2022 and 2021, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2022, we expect to recognize approximately $4.0 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 87% of this revenue through 2025, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our recently completed and planned divestiture of the EMEA business.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for the years ended:

	Year Ended December 31, 2022
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	99
Costs incurred	61	83
Amortization	(55)	(76)
Classified as held for sale (1)	(6)	—
End of period balance	$76	106

	Year Ended December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$78	122
Costs incurred	58	90
Amortization	(60)	(86)
Classified as held for sale (1)	—	(27)
End of period balance	$76	99
_____________________________________________________________________
(1)     Represents the amounts classified as held for sale related to our planned divestiture. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business.

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

(5) Leases

We primarily lease to or from third parties various office facilities, colocation facilities, equipment and transmission capacity. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not generally contain any material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$348	368	440
Finance lease cost:
Amortization of right-of-use assets	25	24	19
Interest on lease liability	11	12	11
Total finance lease cost	36	36	30
Total lease cost	$384	404	470

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites or components. These leases, with few exceptions, provide for renewal options and rent escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured.

During the year ended December 31, 2021 we rationalized our lease footprint and ceased using 13 underutilized leased property locations. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the year ended December 31, 2021 we incurred accelerated lease costs of approximately $15 million. We did not further rationalize our lease footprint or incur material accelerated lease costs during the year ended December 31, 2022. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

For the years ended December 31, 2022, 2021 and 2020, our gross rental expense, including the accelerated lease costs discussed above, was $384 million, $404 million and $470 million, respectively. We also received sublease rental income for the years ended December 31, 2022, 2021 and 2020 of $14 million, $12 million and $8 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		Years Ended December 31,
Leases	Classification on the Balance Sheet	2022	2021
		(Dollars in millions)
Assets
Operating lease assets	Other, net (1)	$1,168	1,182
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	241	231
Total leased assets		$1,409	1,413

Liabilities
Current
Operating	Current operating lease liabilities (2)	$326	299
Finance	Current maturities of long-term debt	14	16
Noncurrent
Operating	Operating lease liabilities (3)	922	953
Finance	Long-term debt	210	226
Total lease liabilities		$1,472	1,494

Weighted-average remaining lease term (years)
Operating leases		6.7	6.9
Finance leases		10.9	11.1
Weighted-average discount rate
Operating leases		5.23%	4.79%
Finance leases		4.97%	4.81%
_______________________________________________________________________________
(1) Includes affiliate operating lease assets of $391 million and $294 million as of December 31, 2022 and 2021, respectively.
(2) Includes current portion of affiliate operating lease liabilities of $125 million and $82 million as of December 31, 2022 and 2021, respectively.
(3) Includes noncurrent portion of affiliate operating lease liabilities of $286 million and $224 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022, we classified certain operating lease assets and liabilities related to the EMEA business as held for sale and discontinued recording amortization on the related right-of-use assets upon this classification. These operating and finance lease assets and liabilities held for sale are not reflected in the above or throughout the disclosures within this note. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for more information.

Supplemental unaudited consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$346	360
Operating cash flows for finance leases	11	12
Financing cash flows for finance leases	84	38
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	381	380
Right-of-use assets obtained in exchange for new finance lease liabilities	$70	28
As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2023	$379	25
2024	274	25
2025	228	26
2026	168	26
2027	92	27
Thereafter	359	164
Total lease payments	1,500	293
Less: interest	(252)	(69)
Total	1,248	224
Less: current portion	(326)	(14)
Long-term portion	$922	210

As of December 31, 2022, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various office facilities, colocation facilities and dark fiber to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2022, 2021 and 2020 our gross rental income was $746 million, $802 million and $760 million, respectively, which represents 10% of our operating revenue for each of the years ended December 31, 2022, 2021 and 2020.

(6) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Balance at beginning of period	$39	45
Provision for expected losses	4	19
Write-offs charged against the allowance	(22)	(27)
Recoveries collected	3	5
Classified as held for sale (1)	(5)	(3)
Foreign currency exchange rate changes adjustment	—	—
Balance at end of period	$19	39
______________________________________________________________________
(1)     Represents the amounts classified as held for sale related to our planned and completed divestitures. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business.

For the year ended December 31, 2022, we decreased our allowance for credit losses primarily due to higher write-off activity. For the year ended December 31, 2021, we decreased our allowance for credit losses primarily due to higher write-off activity during 2021, along with lower receivable balances.

(7) Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	December 31, 2022	December 31, 2021
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 3.875%	2027 - 2029	$1,500	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	2,411	3,111
Senior Notes and Other Debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	5,515
Finance leases and other obligations	Various	Various	291	319
Unamortized premiums, net			3	34
Unamortized debt issuance costs			(49)	(57)
Total long-term debt			8,096	10,422
Less current maturities			(26)	(26)
Long-term debt, excluding current maturities			$8,070	10,396
_______________________________________________________________________________
(1)As of December 31, 2022.
(2)See the remainder of this Note for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 6.134% and 1.854% as of December 31, 2022 and December 31, 2021, respectively.
(4)See the remainder of this Note for a description of guarantees provided by certain affiliates of Level 3 Financing, Inc.

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

Repayments

2022

During 2022, we used available cash to repay the following aggregate principal amounts of indebtedness through a combination of tender offers, redemptions and repayments. These transactions resulted in a net gain of $8 million.

Debt	Period of Repayment	(Dollars in millions)
Tranche B 2027 Term Loan	Q3 2022	$700
5.375% Senior Notes due 2025	Q3 2022	800
5.250% Senior Notes due 2026	Q3 2022	775
Total Debt Repayments		$2,275

2021

On February 12, 2021, Level 3 Financing, Inc. redeemed all $900 million aggregate principal amount of its outstanding 5.375% Senior Notes due 2024. This transaction resulted in a gain of $16 million.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Interest expense:
Gross interest expense	$390	376	416
Capitalized interest	(16)	(15)	(23)
Total interest expense	$374	361	393

Senior Secured Term Loan

As of December 31, 2022, Level 3 Financing, Inc. owed $2.4 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

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

Senior Notes

All of the notes of Level 3 Financing, Inc. reflected in the table above pay interest at fixed rates semiannually and allow for the redemption of the notes at the option of the issuer, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited circumstances in connection with certain sales of equity securities. For purposes of early redemption, all of the notes reflected in the table above allow for the redemption of the notes at the option of the issuer upon not less than 10 or more than 60 days prior notice. For specific details of these features and requirements, including the applicable premiums and timing, refer to the indentures setting forth the specific terms of each respective series of the senior notes of Level 3 Financing, Inc.

The Level 3 Financing, Inc. secured senior notes are secured by a pledge of substantially all of its assets and guaranteed on a secured basis by the same domestic subsidiaries that guarantee its Term B 2027 Term Loan. The remaining senior notes issued by Level 3 Financing, Inc. are guaranteed on an unsecured basis by its parent, Level 3 Parent, LLC, and one of its subsidiaries.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and intercompany debt) maturing during the following years. As a result of classifying our EMEA business as held for sale on our December 31, 2022 consolidated balance sheet, the amounts presented below do not include maturities of the finance lease obligations of that business. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business:

(Dollars in millions)
2023	$26
2024	32
2025	37
2026	36
2027	4,181
2028 and thereafter	3,830
Total long-term debt	$8,142

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2022 and 2021, we had outstanding letters of credit or other similar obligations of approximately $3 million and $9 million, respectively, of which $3 million and $5 million were collateralized by restricted cash. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our balance sheets.

Covenants

The term loan and senior notes of Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, in connection with a "change of control" of Level 3 Parent, LLC, or Level 3 Financing, Inc., Level 3 Financing will be required to offer to repurchase or repay certain of its long-term debt at a price of 101% of the principal amount of debt repurchased or repaid, plus accrued and unpaid interest.

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

Compliance

As of December 31, 2022 and December 31, 2021, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

(8) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Trade receivables	$440	495
Earned and unbilled receivables	94	184
Other	2	2
Total accounts receivable	536	681
Less: allowance for credit losses	(19)	(39)
Accounts receivable, less allowance	$517	642

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2022	$39	4	(24)	19
2021	45	19	(25)	39
2020(1)	13	41	(9)	45

_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of a $2 million tax effect. This adjustment is included within "Deductions". Please refer to Note 6—Credit Losses on Financial Instruments for more information.

(9) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2022	2021
		(Dollars in millions)
Land	N/A	$202	305
Fiber conduit and other outside plant (1)	15-45 years	4,133	5,531
Central office and other network electronics (2)	7-10 years	2,977	3,280
Support assets (3)	3-30 years	2,145	2,504
Construction-in-progress (4)	N/A	721	624
Gross property, plant and equipment		10,178	12,244
Accumulated depreciation		(2,875)	(3,202)
Net property, plant and equipment		$7,303	9,042
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

At December 31, 2022, we classified $1.9 billion of certain property, plant and equipment, net, related to our EMEA business as held for sale and discontinued recording depreciation on this disposal group as of November 2, 2022. At December 31, 2021, we had $1.6 billion of certain property, plant and equipment, net related to our Latin American business classified as held for sale, which was subsequently sold on August 1, 2022. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business for more information.

Depreciation expense was $790 million, $874 million and $851 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Asset Retirement Obligations

As of December 31, 2022 and 2021, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Balance at beginning of period	$121	122
Accretion expense	5	5
Liabilities settled	(7)	(10)
Change in estimate	(4)	7
Classified as held for sale (1)	(30)	(3)
Balance at end of period	$85	121
_______________________________________________________________________________
(1)Represents the amounts classified as held for sale related to our divestitures. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business.

The changes in estimate referred to in the table above was offset against gross property, plant and equipment.

(10) Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. We recognized $31 million, $31 million and $29 million in expense related to this plan for the years ended December 31, 2022, 2021, and 2020, respectively.

Other defined contribution plans we sponsored are individually not significant. On an aggregate basis, the expense we recorded relating to these plans was approximately $8 million for each of the years ended December 31, 2022, 2021, and 2020.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $112 million and $75 million as of December 31, 2022 and 2021, respectively. The total plan benefit obligations were $102 million and $92 million as of December 31, 2022 and 2021, respectively. Therefore, the plan was fully funded as of December 31, 2022 and the net unfunded status was $17 million as of December 31, 2021.

(11) Stock-based Compensation

Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation expense of approximately $43 million, $47 million and $78 million, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2022 and 2021, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2022		2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases and other obligations	2	$7,805	6,581	10,103	10,090
Indemnifications related to the sale of the Latin American business	3	$86	86	—	—

(13) Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Federal
Current	$—	—	—
Deferred	271	125	162
State and local
Current	21	12	22
Deferred	4	28	42
Foreign
Current	26	16	19
Deferred	(66)	16	(24)
Total income tax expense	$256	197	221

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$256	197	221
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	$(58)	(30)	43

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2022	2021	2020
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.3)%	4.1%	5.8%
Goodwill impairment	(21.4)%	—%	—%
Tax law changes	—%	—%	(1.5)%
Divestiture of business(1)	(5.1)%	—%	—%
Net foreign income tax	0.2%	1.6%	0.9%
Research and development credits	0.1%	(0.4)%	(0.6)%
Other, net	(0.1)%	(1.1)%	(0.3)%
Effective income tax rate	(5.6)%	25.2%	25.3%
_______________________________________________________________________________
(1)Includes Global Intangible Low-Taxes Income ("GILTI") incurred as a result of the sale of our Latin American business.

For the year ended December 31, 2022, the effective tax rate is (5.6)% compared to 25.2% and 25.3% for the years ended December 31, 2021 and 2020, respectively. The effective tax rate for the year ended December 31, 2022 includes a $969 million unfavorable impact of non-deductible goodwill impairment and a $256 million unfavorable impact related to incurring GILTI as a result of the sale of our Latin American business.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$261	306
Net operating loss carry forwards	1,680	3,191
Property, plant and equipment	92	71
Other	448	267
Gross deferred tax assets	2,481	3,835
Less valuation allowance	(303)	(1,103)
Net deferred tax assets	2,178	2,732
Deferred tax liabilities
Deferred revenue	(5)	(14)
Property, plant and equipment	(1,142)	(1,295)
Intangible assets	(1,328)	(1,539)
Other	(58)	(20)
Gross deferred tax liabilities	(2,533)	(2,868)
Net deferred tax liabilities	$(355)	(136)

Of the $355 million and $136 million net deferred tax liabilities as of December 31, 2022 and 2021, respectively, $387 million and $212 million is reflected as a long-term liability, in other on our consolidated balance sheets and $32 million and $76 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets.

As of December 31, 2022, we had gross federal NOLs net of uncertain tax positions of $6.4 billion, which will expire between 2027 and 2037 if unused, and state NOLs net of uncertain tax positions of $6.1 billion.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2022, a valuation allowance of $303 million was recorded as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance as of December 31, 2022 and 2021 is primarily related to federal capital loss carry forwards and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2022 and 2021 is as follows:

	2022	2021
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$876	923
Tax positions of current year netted against deferred tax assets	(34)	—
Tax positions of prior periods netted against deferred tax assets	—	(49)
Decrease in tax positions taken in the prior period	(2)	—
Increase in tax positions taken in the current period	3	4
Decrease due to settlement/payments	—	(2)
Decrease from the lapse of statute of limitations	(30)	—
Unrecognized tax benefits at end of period	$813	876

The total amount (including interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $5 million and $34 million for the years ended December 31, 2022 and 2021, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $1 million and $5 million as of December 31, 2022 and 2021, respectively.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may increase by up to $3 million within the next 12 months. The actual amount of such increase, if any, will depend on several future developments and events, many of which are outside our control.

(14) Geographic and Customer Concentrations

The following tables present total assets as of the years ended December 31, 2022 and 2021 as well as operating revenue for the years ended December 31, 2022, 2021 and 2020 by geographic region:

	Total Assets
	As of December 31,
	2022	2021
	(Dollars in millions)
North America	$18,061	23,296
Europe, Middle East and Africa	1,698	2,830
Latin America	—	1,969
Total	$19,759	28,095

	Revenue
	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
North America	$6,256	6,365	6,411
Europe, Middle East and Africa	734	805	785
Latin America(1)	503	782	737
Total	$7,493	7,952	7,933
_______________________________________________________________________________
(1)Includes revenue prior to closing the sale of the Latin American business on August 1, 2022.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 15%, 17% and 16% of our total operating revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We have a revolving credit facility that we extended to Lumen Technologies, Inc. under which we had $1.5 billion of outstanding affiliate notes receivable as of December 31, 2022 and 2021. As of December 31, 2022, the interest rate for this facility was 4.250% per annum and is subject to certain adjustments as set forth in the facility. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations.

Subsequent Event

As of the date of this report, $60 million of distributions were made to our parent in the first quarter of 2023.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2022 and December 31, 2021 aggregated to approximately $40 million and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the recent divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We have agreed to indemnify the purchaser for amounts paid in respect to the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 12—Fair Value of Financial Instruments.

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

Right-of-Way

As of December 31, 2022, our future rental commitments for right-of-way ("ROW") agreements were as follows:

Future Rental Commitments and ROW Agreements
(Dollars in millions)
2023	$113
2024	49
2025	43
2026	41
2027	40
2028 and thereafter	360
Total future minimum payments	$646

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $355 million as of December 31, 2022. Of this amount, we expect to purchase $138 million in 2023, $119 million in 2024 through 2025, $33 million in 2026 through 2027 and $65 million in 2028 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2022.

Amounts included in the Right-of-Way table and in the purchase commitments disclosed above are inclusive of contractual obligations related to our EMEA business to be divested.

(17) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive (loss) recorded on our consolidated balance sheet by component for the years ended December 31, 2021 and December 31, 2022:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2020	$(13)	(221)	(234)
Other comprehensive loss, net of tax	16	(133)	(117)
Net other comprehensive loss	16	(133)	(117)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive income (loss), net of tax	18	(123)	(105)
Amounts reclassified in accumulated other comprehensive (loss) income	—	112	112
Net other comprehensive income (loss)	18	(11)	7
Balance at December 31, 2022	$21	(365)	(344)

The tables below present further information about our reclassifications out of accumulated other comprehensive (loss) income by component for the year ended December 31, 2022:

Year Ended December 31, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to gain on sale of business	$112	Gain on sale of business
Income tax benefit	—	Income tax expense
Net of tax	$112

(18) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Prepaid expenses	$99	109
Contract fulfillment costs	44	48
Contract acquisition costs	42	45
Contract assets	10	28
Other	2	9
Total other current assets (1)	$197	239
_______________________________________________________________________________
(1)Excludes $56 million of other current assets related to the EMEA business that were classified as held for sale as of December 31, 2022 and $81 million of other current assets related to the Latin American business that were classified as held for sale as of December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting and reporting for the completed divestiture of our Latin American business and the planned divestiture of our EMEA business, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2022. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

ITEM 9B. OTHER INFORMATION

Not applicable.

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us were $2.4 million for both the years ended December 31, 2022 and 2021 for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

4.1.2
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

4.1.3
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

4.2.1
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

4.2.2
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

4.3.1
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

4.3.2
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

4.4.2
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

4.4.3
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

4.5.2
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

4.5.3
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

4.6.2
First Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35134) filed with the Securities and Exchange Commission on February 24, 2022).

4.6.3
Second Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35134) filed with the Securities and Exchange Commission on February 24, 2022).

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

10.9
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
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 23, 2023.

LEVEL 3 PARENT, LLC
Date: February 23, 2023	By:	/s/ Andrea Genschaw
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

Signature	Title	Date
/s/ Kate Johnson	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Chris Stansbury

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	February 23, 2023
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 23, 2023
Andrea Genschaw