Form 10-Q
period 2023-03-31
Level 3 Parent, LLC
filed 2023-05-03
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

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

•our ability to successfully maintain the quality and profitability of our existing product and service offerings, to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

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

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

OPERATING REVENUE
Operating revenue	$1,727	1,890
Operating revenue - affiliates	57	56
Total operating revenue	1,784	1,946
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	771	851
Selling, general and administrative	286	314
Loss on disposal group held for sale	77	—
Operating expenses - affiliates	168	146
Depreciation and amortization	347	396
Total operating expenses	1,649	1,707
OPERATING INCOME	135	239
OTHER (EXPENSE) INCOME
Interest income - affiliate	16	16
Interest expense	(93)	(90)
Other income (expense), net	5	(7)
Total other expense, net	(72)	(81)
INCOME BEFORE INCOME TAXES	63	158
Income tax expense	22	44
NET INCOME	$41	114
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

NET INCOME	$41	114
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of $(6) and $10 tax	11	69
Other comprehensive income, net of tax	11	69
COMPREHENSIVE INCOME	$52	183
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147	118
Accounts receivable, less allowance of $19 and $19	527	517
Note receivable - affiliate	1,466	1,468
Assets held for sale	1,873	1,853
Other	225	197
Total current assets	4,238	4,153
Property, plant and equipment, net of accumulated depreciation of $3,180 and $2,875	7,372	7,303
GOODWILL AND OTHER ASSETS
Goodwill	1,970	1,970
Other intangible assets, net	4,825	4,973
Other, net	1,387	1,360
Total goodwill and other assets	8,182	8,303
TOTAL ASSETS	$19,792	19,759
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$26	26
Accounts payable	434	365
Accounts payable - affiliates	107	70
Accrued expenses and other liabilities
Salaries and benefits	113	146
Income and other taxes	75	86
Current operating lease liabilities	323	326
Other	95	109
Liabilities held for sale	466	446
Current portion of deferred revenue	272	274
Total current liabilities	1,911	1,848
LONG-TERM DEBT	8,963	8,070
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,471	1,420
Operating lease liabilities	879	922
Other	702	701
Total deferred revenue and other liabilities	3,052	3,043
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	6,199	7,142
Accumulated other comprehensive loss	(333)	(344)
Total member's equity	5,866	6,798
TOTAL LIABILITIES AND MEMBER'S EQUITY	$19,792	19,759
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$41	114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	396
Loss on disposal group held for sale	77	—
Deferred income taxes	19	29
Changes in current assets and liabilities:
Accounts receivable	(15)	84
Accounts payable	27	(28)
Other assets and liabilities, net	(108)	(121)
Other assets and liabilities, affiliate	42	(14)
Changes in other noncurrent assets and liabilities, net	(30)	40
Other, net	(21)	41
Net cash provided by operating activities	379	541
INVESTING ACTIVITIES
Capital expenditures	(244)	(264)
Proceeds from sale of property, plant and equipment and other assets	23	1
Other, net	(4)	—
Net cash used in investing activities	(225)	(263)
FINANCING ACTIVITIES
Distributions	(110)	(210)
Payments of long-term debt	(8)	(40)
Other	(11)	—
Net cash used in financing activities	(129)	(250)
Net increase in cash, cash equivalents and restricted cash	25	28
Cash, cash equivalents and restricted cash at beginning of period	164	191
Cash, cash equivalents and restricted cash at end of period	$189	219
Supplemental cash flow information:
Income taxes paid, net	$(1)	(9)
Interest paid (net of capitalized interest of $5 and $4)	$(114)	(113)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 6)	$915	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$147	155
Cash and cash equivalents and restricted cash included in assets held for sale	40	58
Restricted cash included in Other current assets	—	2
Restricted cash included in Other, net noncurrent assets	2	4
Total	$189	219
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

MEMBER'S EQUITY
Balance at beginning of period	$7,142	13,360
Net income	41	114
Distributions	(1,025)	(210)
Other	41	—
Balance at end of period	6,199	13,264
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	(344)	(351)
Other comprehensive income	11	69
Balance at end of period	(333)	(282)
TOTAL MEMBER'S EQUITY	$5,866	12,982
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

(1) Background

General

We are an international facilities-based technology and communications company focused on providing our customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs securely to meet immediate demands, create efficiencies, accelerate market access and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $369 million and $391 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $127 million and $125 million as of March 31, 2023 and December 31, 2022, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $262 million and $286 million as of March 31, 2023 and December 31, 2022, respectively.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. Please refer Note 6—Long-Term Debt to for more information.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements, and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have any impact to our consolidated financial statements.

Derivatives and Hedging

On January 1, 2023, we adopted ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. The adoption of ASU 2022-01 did not have any impact to our consolidated financial statements.

Business Combinations

On January 1, 2023, we adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of ASU 2021-08 did not have any impact to our consolidated financial statements.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). This ASU requires business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. The adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-02 to have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-01 to have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

(2) Planned Divestiture of the EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type including various indemnities. Level 3 Parent, LLC expects to close the transaction as early as late 2023, subject to receiving all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if any of our other assumptions prove to be incorrect.

We do not believe this divestiture represents a strategic shift for us. Therefore, the planned divestiture of the EMEA business does not meet the criteria to be classified as discontinued operations. As a result, we will continue to report our operating results for the EMEA business (the "disposal group") in our consolidated operating results until the transaction is closed.

The pre-tax net income of the disposal group is estimated to be and reported as follows in the table below:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
EMEA business pre-tax net income (loss)	$48	(19)

As of March 31, 2023 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $71 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three months ended March 31, 2023 if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets, in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. As a result of our evaluation of the recoverability of the carrying value of the EMEA assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, as of March 31, 2023, we recorded an additional $77 million estimated loss on disposal during the three months ended March 31, 2023 and increased the valuation allowance by the same amount. In future quarters, we will conduct similar evaluations and adjust the valuation allowance for the EMEA assets held for sale as necessary.

The principal components of the held for sale assets and liabilities of the EMEA business as of the dates below are as follows:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$39	43
Accounts receivable, less allowance of $5 and $5	84	76
Other current assets	70	56
Property, plant and equipment, net accumulated depreciation of $1,012 and $998	1,925	1,864
Customer relationships and other intangibles, net	103	100
Operating lease assets	170	156
Valuation allowance on assets held for sale (1)	(693)	(616)
Deferred tax assets	141	131
Other non-current assets	34	32
Total assets held for sale	$1,873	1,842

Liabilities held for sale
Accounts payable	$74	78
Salaries and benefits	13	23
Current portion of deferred revenue	37	28
Current operating lease liabilities	38	33
Other current liabilities	33	28
Deferred income taxes	45	38
Asset retirement obligations	31	30
Deferred revenue, non-current	95	85
Operating lease liabilities, non-current	100	103
Total liabilities held for sale	$466	446
______________________________________________________________________
(1)    Includes the impact of $340 million and $353 million as of March 31, 2023 and December 31, 2022, respectively, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2023(1)	December 31, 2022(1)
	(Dollars in millions)
Goodwill	$1,970	1,970
Customer relationships, less accumulated amortization of $3,423 and $3,265	$4,405	4,563
Capitalized software, less accumulated amortization of $365 and $387	420	410
Trade names, less accumulated amortization of $— and $130 (2)	—	—
Total other intangible assets, net	$4,825	4,973
_______________________________________________________________________________
(1)These values exclude assets classified as held for sale.
(2)Trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the first quarter of 2023.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired. As of both March 31, 2023 and December 31, 2022, our total goodwill was $2.0 billion. Total goodwill as of both March 31, 2023 and December 31, 2022 was net of accumulated impairment losses of $8.2 billion.

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

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2023 and 2022 totaled $176 million and $192 million, respectively. As of March 31, 2023, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $10.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as being held for sale on our March 31, 2023 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023 (remaining nine months)	$513
2024	680
2025	660
2026	648
2027	602

(4) Revenue Recognition

We categorize our products and services and related revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), secure access service edge ("SASE"), Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes equipment, IT solutions and other services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three months ended March 31, 2023 and 2022. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Latin American business prior to it being sold on August 1, 2022. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these divestitures.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$973	(162)	811	1,024	(182)	842
Nurture	439	(3)	436	503	(4)	499
Harvest	290	—	290	336	—	336
Other	25	—	25	27	—	27
Affiliate Services	57	(57)	—	56	(56)	—
Total revenue	$1,784	(222)	1,562	1,946	(242)	1,704
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

For the three months ended March 31, 2023 and 2022, our gross rental income was $181 million and $203 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$525	515
Contract assets (2)	11	13
Contract liabilities (3)	230	222
_____________________________________________________________________
(1)Reflects gross customer receivables of $544 million and $534 million, net of allowance for credit losses of $19 million, at both March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, this amount excludes customer receivables classified as held for sale of $84 million and $76 million, respectively.
(2)As of March 31, 2023 and December 31, 2022, amount excludes contract assets classified as held for sale of $13 million and $16 million, respectively.
(3)As of March 31, 2023 and December 31, 2022, amount excludes contract liabilities classified as held for sale of $57 million and $59 million, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three months ended March 31, 2023, we recognized $79 million of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2022, we recognized $85 million of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale.

Performance Obligations

As of March 31, 2023, we expect to recognize approximately $4.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $1.5 billion, $1.3 billion and $1.3 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestiture of the EMEA business.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$76	106	76	99
Costs incurred	17	23	15	21
Amortization	(15)	(16)	(14)	(20)
Change in contract costs held for sale	(4)	(14)	—	—
End of period balance(2)	$74	99	77	100
______________________________________________________________________
(1)Beginning of period balance for the three months ended March 31, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business. Beginning of period balance for the three months ended March 31, 2022 excludes no acquisition costs and $27 million fulfillment costs classified as held for sale related to the Latin American business.
(2)End of period balance for the three months ended March 31, 2023 excludes $10 million of acquisition costs and $14 million fulfillment costs classified as held for sale related to the EMEA business. End of period balance for the three months ended March 31, 2022 excludes no acquisition costs and $27 million of fulfillment costs classified as held for sale related to the Latin American business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average expected contract life of approximately 35 months for our business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2022(1)	$19
Provision for expected losses	4
Write-offs charged against the allowance	(5)
Recoveries collected	1
Ending balance at March 31, 2023(1)	$19
______________________________________________________________________
(1)As of March 31, 2023 and December 31, 2022, amounts exclude allowance for credit losses classified as held for sale of $5 million, respectively. See Note 2—Planned Divestiture of the EMEA Business.

(6) Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	March 31, 2023	December 31, 2022
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 10.500%	2027 - 2030	$2,415	1,500
Tranche B 2027 Term Loan (3)	LIBOR + 1.75%	2027	2,411	2,411
Senior Notes and other debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	3,940
Finance leases and other obligations	Various	Various	278	291
Unamortized premiums, net			3	3
Unamortized debt issuance costs			(58)	(49)
Total long-term debt			8,989	8,096
Less current maturities			(26)	(26)
Long-term debt, excluding current maturities			$8,963	8,070
______________________________________________________________________
(1)As of March 31, 2023.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 6.672% and 6.134% as of March 31, 2023 and December 31, 2022, respectively.
(4)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of guarantees provided by certain affiliates of Level 3 Financing, Inc.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2023 (remaining nine months)	$19
2024	30
2025	37
2026	35
2027	4,180
2028 and thereafter	4,743
Total long-term debt	$9,044
New Issuances

Pursuant to exchange offers commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “Initial Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes. The transaction resulted in a distribution of the senior unsecured notes to Lumen, at which point they were concurrently cancelled.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of March 31, 2023 and December 31, 2022, we had not earned any such credits and our outstanding obligations under the plan were $65 million and $67 million, respectively, of which $13 million and $12 million were included in current maturities of long-term debt and the remaining balances were included in the long-term debt.

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

Compliance

As of March 31, 2023, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Subsequent Event

On April 17, 2023, in connection with the Exchange Offers, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Senior Secured Notes due 2030 in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		March 31, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$8,711	6,159	7,805	6,581
Indemnifications related to the sale of the Latin American business	3	86	86	86	86

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2023, we had accrued $38 million in the aggregate for our litigation and non-income tax contingencies which is included in other current liabilities, other liabilities, or liabilities held for sale on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $38 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive income, net of tax	—	11	11
Net other comprehensive income	—	11	11
Balance at March 31, 2023	$21	(354)	(333)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive income, net of tax	—	69	69
Net other comprehensive income	—	69	69
Balance at March 31, 2022	$3	(285)	(282)

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$125	99
Contract fulfillment costs	46	44
Contract acquisition costs	43	42
Contract assets	8	10
Other	3	2
Total other current assets(1)	$225	197
_______________________________________________________________________________
(1)Excludes $70 million and $56 million of other current assets related to EMEA business that were classified as held for sale as of March 31, 2023 and December 31, 2022, respectively.

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report for factors relating to these statements and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2022, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based technology and communications company engaged in providing a broad array of integrated communication services to our business customers.

Pending Divestiture of our European, Middle Eastern and African Business

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. We expect to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental, and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 13 leased property locations that were underutilized. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview" and (ii) Item 1A of this report.

Products, Services and Revenue

We categorize our products and services and related revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), secure access service edge ("SASE"), Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes equipment, IT solutions and other services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

Results in this section include the results of our Latin American business prior to it being sold on August 1, 2022.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022

Operating revenue	$1,784	1,946
Operating expenses	1,649	1,707
Operating income	135	239
Other expense, net	(72)	(81)
Income before income taxes	63	158
Income tax expense	22	44
Net income	$41	114

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions)
Grow	$973	1,024	(5)%
Nurture	439	503	(13)%
Harvest	290	336	(14)%
Other	25	27	(7)%
Affiliate Services	57	56	2%
Total operating revenue	$1,784	1,946	(8)%

Our total operating revenue decreased by $162 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Approximately $178 million of the decrease was due to the sale of the Latin American business in the second half of 2022. More specifically, within each revenue category:

•Grow decreased by $51 million for the three months ended March 31, 2023 compared to March 31, 2022 due to a decrease of approximately $129 million associated with the sale of the Latin American business. This decline was partially offset by growth in most products, primarily due to an increase of $78 million in products such as IP, dark fiber, wavelengths and colocation;

•Nurture decreased by $64 million for the three months ended March 31, 2023 compared to March 31, 2022. Approximately $43 million of the decrease was attributable to the sale of the Latin American business. The remainder of the decline is principally attributable to a decline in Ethernet services of $20 million;

•Harvest decreased by $46 million for the three months ended March 31, 2023 compared to March 31, 2022. Approximately $6 million of the decrease was attributable to the sale of the Latin American business. The remainder of the decline is principally attributable to a $39 million decline in legacy voice services;

•Other decreased for the three months ended March 31, 2023 compared to March 31, 2022 primarily due to a decrease in IT solutions revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$771	851	(9)%
Selling, general and administrative	286	314	(9)%
Loss on disposal group held for sale	77	—	nm
Operating expenses - affiliates	168	146	15%
Depreciation and amortization	347	396	(12)%
Total operating expenses	$1,649	1,707	(3)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $80 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an $88 million decrease associated with the sale of the Latin American business in the second half of 2022, as well as a $12 million decrease in network expenses. These decreases were partially offset by an increase of $18 million in facilities costs.

Selling, General and Administrative

Selling, general and administrative decreased by $28 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a $34 million decrease associated with the sale of our Latin American business in the second half of 2022, as well as a $13 million decrease associated with a gain on the sale of property. These decreases were partially offset by an increase of $16 million in employee related expenses.

Loss on Disposal Group Held for Sale

For a discussion of the loss on the disposal group held for sale that we recognized for the three months ended March 31, 2023, see Note 2—Planned Divestiture of the EMEA Business.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $22 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to higher employee related affiliate expenses and a decrease in expenses we allocated to other affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions)
Depreciation	$171	204	(16)%
Amortization	176	192	(8)%
Total depreciation and amortization	$347	396	(12)%

Depreciation expense decreased by $33 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible assets of our planned divestiture of our EMEA business, resulting in a decrease of $45 million of depreciation expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was partially offset by higher depreciation expense of $12 million associated with net growth in depreciable assets.

Amortization expense decreased by $16 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a decrease of $8 million due to the discontinuation during the fourth quarter of 2022 of the amortization of the intangible assets of our planned divestiture of our EMEA business and a decrease of $6 million associated with net reductions in amortizable assets.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollars in millions)
Interest income - affiliate	$16	16	—%
Interest expense	(93)	(90)	3%
Other expense, net	5	(7)	nm
Total other expense, net	$(72)	(81)	(11)%
Income tax expense	$22	44	(50)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate remained flat for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Interest Expense

Interest expense increased by $3 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was due to an increase in average interest rates from 3.53% to 4.67% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2023, which was offset by the decrease in average outstanding long-term debt from $10.4 billion to $8.6 billion for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Other Income (Expense), Net

The following table summarizes our total other income (expense), net:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Foreign currency gain (loss)	$3	(9)
Other	2	2
Total other income (expense), net	$5	(7)

Income Tax Expense

For the three months ended March 31, 2023 and 2022, our effective income tax rate was 34.9% and 27.8%, respectively. The increase in our effective income tax rate is primarily a result of the sale of the Latin American business in the second half of 2022.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we held cash and cash equivalents of $186 million, $39 million of which is classified as held for sale. We had approximately $76 million of cash and cash equivalents held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) proceeds from the recently completed divestiture of our Latin American business, (iv) our ability to refinance our debt obligations and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

We are currently experiencing competitive, macroeconomic and financial pressures, such as operational challenges resulting from inflation, dis-synergies resulting from our 2022 divestiture and, to a lesser extent, shortages of certain components and other supplies that we use in our business. If these pressures continue, we may experience significant deterioration in our projected cash flows or market capitalization, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in a determination in a future quarter that our goodwill has been impaired.

Impact of Planned Divestiture of the EMEA Business

During 2022, we agreed to divest our EMEA business subject to the receipt of various approvals and the satisfaction of other customary conditions. See Note 2—Planned Divestiture of the EMEA Business. As further described in previous reports, these transactions have provided or are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

Debt Instruments and Financing Arrangements

As of March 31, 2023, our long-term debt (including current maturities and finance leases) outstanding totaled $9.0 billion. See Note 6—Long-Term Debt.

Pursuant to exchange offers commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “Initial Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes. On April 17, 2023, in connection with the final settlement under the Exchange Offers, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Senior Secured Notes due 2030 in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes. These transactions resulted in distributions of the senior unsecured notes to Lumen, at which point they were concurrently cancelled.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	B1	B	B+
Secured	Ba2	BB-	BB

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrades of our credit ratings, we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our aggregate interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future to the extent feasible. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, our cash requirements and limitations under our debt covenants. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 6—Long-Term Debt for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2023, we had outstanding letters of credit or other similar obligations of approximately $3 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2023	2022	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$379	541	(162)
Net cash used in investing activities	(225)	(263)	(38)
Net cash used in financing activities	(129)	(250)	(121)

Operating Activities

Net cash provided by operating activities decreased by $162 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to lower net income adjusted for non-cash expenses and income and an increase in accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $38 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease in capital expenditures as well as an increase in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $121 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to a decrease in distributions paid to our parent and debt repayments.

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

Market Risk

At March 31, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of March 31, 2023, we had approximately $8.8 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 72% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of floating rate debt exposed to changes in the London InterBank Offered Rate ("LIBOR"). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million. Our credit agreements contain language about a possible change from LIBOR to an alternative index. Additionally, we executed an amendment in March 2023 to change the reference rate in our credit agreement to SOFR from LIBOR.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which are supplemented by the disclosure immediately below:

Like many businesses, we continue to face a growing threat from cyber-attacks, and, notwithstanding our extensive cybersecurity measures, we cannot provide any assurances that these attacks will not ultimately have a material adverse effect on our business, operations or financial results.

As we noted in our Annual Report on Form 10-K for the year ended December 31, 2022, we faced a growing number of cyber-attacks in 2022. On March 27, 2023, we announced two cybersecurity incidents, including one that involved a sophisticated intruder that had accessed our internal information technology systems. Since March 27, 2023, we have continued taking the measures described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 27, 2023 to assess, contain and remediate both incidents, including working with outside forensic firms.

Based on our ongoing investigations and information known at this time, we continue to believe that these incidents have neither had nor are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results. Based on these ongoing investigations and information known at this time, we have determined that the sophisticated intruder that accessed our internal information technology systems is an advanced persistent threat actor that conducted activity best characterized as surveillance.

More generally, we believe the importance of our network to global internet data flows makes it a target to a wide range of intruders, including advanced persistent threat actors. And while we currently do not believe the recently reported events are likely to have a material adverse effect on our business, cybersecurity events inherently involve a range of risks and uncertainties, and we cannot assure you that future events or developments will not ultimately have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Indenture dated March 31, 2023, among Level 3 Financing, Inc., as Issuer, Level 3 Parent, LLC, as Guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, as Trustee and Note Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 31, 2023).

10.1*
LIBOR Transition Amendment, dated as of March 17, 2023, by and among Level 3 Parent, LLC, Level 3 Financing, Inc., the Subsidiary Loan Parties party thereto, and Merrill Lynch Capital Corporation, as administrative agent, amending the parties’ Amended and Restated Credit Agreement dated as of November 29, 2019.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2023.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)