Form 10-Q
period 2023-06-30
Level 3 Parent, LLC
filed 2023-08-01
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, taxes and benefits payments;

•our ability to effectively retain and hire key personnel;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings, to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•our ability to successfully and timely consummate the planned divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestiture completed in 2022, and to successfully operate and transform our remaining business;

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

•the impact of any purported notice of default or notice of acceleration arising from alleged breach of covenants under our credit documents;

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

•changes in tax, pension, healthcare or other laws or regulations, or in general government funding levels, including those arising from governmental programs promoting increased broadband development;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates or inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OPERATING REVENUE
Operating revenue	$1,711	1,896	3,438	3,786
Operating revenue - affiliates	53	57	110	113
Total operating revenue	1,764	1,953	3,548	3,899
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	731	836	1,502	1,687
Selling, general and administrative	318	318	604	632
Loss on disposal group held for sale	8	—	85	—
Operating expenses - affiliates	231	162	399	308
Depreciation and amortization	355	405	702	801
Goodwill impairment	1,970	—	1,970	—
Total operating expenses	3,613	1,721	5,262	3,428
OPERATING (LOSS) INCOME	(1,849)	232	(1,714)	471
OTHER INCOME (EXPENSE)
Interest expense	(120)	(95)	(213)	(185)
Interest income - affiliate	15	15	31	31
Other income (expense), net	7	(14)	12	(21)
Total other expense, net	(98)	(94)	(170)	(175)
(LOSS) INCOME BEFORE INCOME TAXES	(1,947)	138	(1,884)	296
Income tax (benefit) expense	(23)	41	(1)	85
NET (LOSS) INCOME	$(1,924)	97	(1,883)	211
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET (LOSS) INCOME	$(1,924)	97	$(1,883)	211
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of $(2), $32, $(8) and $42 tax	1	(184)	12	(115)
Other comprehensive income (loss), net of tax	1	(184)	12	(115)
COMPREHENSIVE (LOSS) INCOME	$(1,923)	(87)	$(1,871)	96
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$256	118
Accounts receivable, less allowance of $17 and $19	518	517
Note receivable - affiliate	1,466	1,468
Assets held for sale	1,937	1,853
Other	209	197
Total current assets	4,386	4,153
Property, plant and equipment, net of accumulated depreciation of $3,353 and $2,875	7,384	7,303
GOODWILL AND OTHER ASSETS
Goodwill	—	1,970
Other intangible assets, net	4,675	4,973
Other, net	1,362	1,360
Total goodwill and other assets	6,037	8,303
TOTAL ASSETS	$17,807	19,759
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$28	26
Accounts payable	365	365
Accounts payable - affiliates	94	70
Accrued expenses and other liabilities
Salaries and benefits	119	146
Income and other taxes	81	86
Current operating lease liabilities	320	326
Other	156	109
Liabilities held for sale	488	446
Current portion of deferred revenue	279	274
Total current liabilities	1,930	1,848
LONG-TERM DEBT	8,966	8,070
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,486	1,420
Operating lease liabilities	868	922
Other	674	701
Total deferred revenue and other liabilities	3,028	3,043
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	4,215	7,142
Accumulated other comprehensive loss	(332)	(344)
Total member's equity	3,883	6,798
TOTAL LIABILITIES AND MEMBER'S EQUITY	$17,807	19,759
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,883)	211
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	702	801
Loss on disposal group held for sale	85	—
Goodwill impairment	1,970	—
Deferred income taxes	(6)	54
Changes in current assets and liabilities:
Accounts receivable	3	33
Accounts payable	(16)	(29)
Other assets and liabilities, net	(34)	(113)
Other assets and liabilities, affiliate	(1)	85
Changes in other noncurrent assets and liabilities, net	16	64
Other, net	(3)	78
Net cash provided by operating activities	833	1,184
INVESTING ACTIVITIES
Capital expenditures	(530)	(554)
Proceeds from sale of property, plant and equipment and other assets	24	1
Other, net	—	—
Net cash used in investing activities	(506)	(553)
FINANCING ACTIVITIES
Distributions	(161)	(553)
Payments of long-term debt	(14)	(64)
Other	(12)	—
Net cash used in financing activities	(187)	(617)
Net increase in cash, cash equivalents and restricted cash	140	14
Cash, cash equivalents and restricted cash at beginning of period	164	191
Cash, cash equivalents and restricted cash at end of period	$304	205
Supplemental cash flow information:
Income taxes paid, net	$(4)	(23)
Interest paid (net of capitalized interest of $10 and $8)	$(183)	(182)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 6)	$924	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$256	154
Cash and cash equivalents and restricted cash included in assets held for sale	46	48
Restricted cash included in Other current assets	—	1
Restricted cash included in Other, net noncurrent assets	2	2
Total	$304	205
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

MEMBER'S EQUITY
Balance at beginning of period	$6,199	13,264	$7,142	13,360
Net (loss) income	(1,924)	97	(1,883)	211
Distributions	(60)	(343)	(1,085)	(553)
Other	—	—	41	—
Balance at end of period	4,215	13,018	4,215	13,018
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(333)	(282)	(344)	(351)
Other comprehensive income (loss)	1	(184)	12	(115)
Balance at end of period	(332)	(466)	(332)	(466)
TOTAL MEMBER'S EQUITY	$3,883	12,552	$3,883	12,552
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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $354 million and $391 million as of June 30, 2023 and December 31, 2022, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $131 million and $125 million as of June 30, 2023 and December 31, 2022, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $244 million and $286 million as of June 30, 2023 and December 31, 2022, respectively.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to our CODM on a regular basis. As such, we have one reportable segment.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have any impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-02 will have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-01 will have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2022-03 will have an impact to our consolidated financial statements.

(2) Planned Divestiture of the EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type, including various indemnities. Level 3 Parent, LLC expects to close the transaction in late 2023, subject to receiving all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

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

The pre-tax net income of the disposal group is estimated to be and reported as follows in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
EMEA business pre-tax net income (loss)	$51	(15)	99	(34)

As of June 30, 2023 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $71 million and $142 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and six months ended June 30, 2023, respectively, if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets, in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of our impairment tests, we determined the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million in the fourth quarter of 2022. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. As a result of our evaluation of the recoverability of the carrying value of the EMEA assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, as of June 30, 2023, we recorded an $8 million and $85 million estimated loss on disposal during the three and six months ended June 30, 2023, respectively, and adjusted the valuation allowance by the same amounts. In future quarters, through the closing date, we will conduct similar evaluations and adjust the valuation allowance for the EMEA assets held for sale as necessary.

The principal components of the held for sale assets and liabilities of the EMEA business as of the dates below are as follows:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$45	43
Accounts receivable, less allowance of $5 and $5	77	76
Other current assets	62	56
Property, plant and equipment, net accumulated depreciation of $1,024 and $998	1,976	1,864
Customer relationships and other intangibles, net	106	100
Operating lease assets	196	156
Valuation allowance on assets held for sale (1)	(701)	(616)
Deferred tax assets	142	131
Other non-current assets	34	32
Total assets held for sale	$1,937	1,842

Liabilities held for sale
Accounts payable	$66	78
Salaries and benefits	17	23
Current portion of deferred revenue	39	28
Current operating lease liabilities	44	33
Other current liabilities	34	28
Deferred income taxes	50	38
Asset retirement obligations	31	30
Deferred revenue, non-current	103	85
Operating lease liabilities, non-current	104	103
Total liabilities held for sale	$488	446
______________________________________________________________________
(1)    Includes the impact of $327 million and $353 million as of June 30, 2023 and December 31, 2022, respectively, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2023(1)	December 31, 2022(1)
	(Dollars in millions)
Goodwill	$—	1,970
Customer relationships, less accumulated amortization of $3,579 and $3,265	$4,246	4,563
Capitalized software, less accumulated amortization of $376 and $387	429	410
Trade names, less accumulated amortization of $— and $130 (2)	—	—
Total other intangible assets, net	$4,675	4,973
_______________________________________________________________________________
(1)These values exclude assets classified as held for sale.
(2)Trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the first quarter of 2023.

Our goodwill at December 31, 2022 was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

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

Second Quarter 2023 Goodwill Impairment Analysis

When we performed our October 31, 2022 annual impairment test, we estimated the fair value of our reporting unit by considering both a market approach and a discounted cash flow method.

The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment; as such, we estimated the fair value using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. The revenue and EBITDA multiples were below these comparable market multiples. For the three months ended June 30, 2023, based on our assessment performed as described above, we concluded the estimated fair value was less than our carrying value of equity. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion for the three months ended June 30, 2023.

The market approach that we used in the quarter ended June 30, 2023 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

The following table shows the rollforward of goodwill assigned to our reportable segment from December 31, 2022 through June 30, 2023:

(Dollars in Millions)
As of December 31, 2022(1)	$1,970
Impairment	(1,970)
As of June 30, 2023(1)	$—
______________________________________________________________________
(1)Goodwill at June 30, 2023 and December 31, 2022 is net of accumulated impairment losses of $10.2 billion and $8.2 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2023 and 2022 totaled $180 million and $186 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $356 million and $378 million, respectively. As of June 30, 2023, the gross carrying amount of customer relationships, capitalized software, indefinite-life and other intangible assets was $8.6 billion.

We estimate that amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as being held for sale on our June 30, 2023 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023 (remaining six months)	$349
2024	681
2025	661
2026	649
2027	607

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
•Other, which includes equipment sales, IT solutions and other services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and six months ended June 30, 2023 and 2022. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Latin American business prior to it being sold on August 1, 2022. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these divestitures.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$986	(152)	834	1,042	(183)	859
Nurture	429	(5)	424	495	(4)	491
Harvest	271	—	271	330	—	330
Other	25	—	25	29	—	29
Affiliate Services	53	(53)	—	57	(57)	—
Total revenue	$1,764	(210)	1,554	1,953	(244)	1,709

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$1,959	(314)	1,645	2,066	(365)	1,701
Nurture	868	(8)	860	998	(8)	990
Harvest	561	—	561	666	—	666
Other	50	—	50	56	—	56
Affiliate Services	110	(110)	—	113	(113)	—
Total revenue	$3,548	(432)	3,116	3,899	(486)	3,413
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

For the three months ended June 30, 2023 and 2022, our gross rental income was $174 million and $203 million, which represents approximately 10% of our operating revenue for both periods. For the six months ended June 30, 2023 and 2022, our gross rental income was $355 million and $406 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$516	515
Contract assets (2)	8	13
Contract liabilities (3)	222	222
_____________________________________________________________________
(1)Reflects gross customer receivables of $533 million and $534 million, net of allowance for credit losses of $17 million and $19 million, at both June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, this amount excludes customer receivables classified as held for sale of $77 million and $76 million, respectively.
(2)As of June 30, 2023 and December 31, 2022, amount excludes contract assets classified as held for sale of $12 million and $16 million, respectively.
(3)As of June 30, 2023 and December 31, 2022, amount excludes contract liabilities classified as held for sale of $62 million and $59 million, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and six months ended June 30, 2023, we recognized $19 million and $98 million, respectively, of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2022, we recognized $23 million and $108 million, respectively, of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale.

Performance Obligations

As of June 30, 2023, we expect to recognize approximately $3.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $1.0 billion, $1.4 billion and $1.4 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our EMEA business classified as held for sale.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)(2)	$74	99	77	100
Costs incurred	10	21	14	22
Amortization	(15)	(18)	(13)	(20)
Change in contract costs held for sale	—	—	—	(1)
End of period balance(5)(6)	$69	102	78	101

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(3)(4)	$76	106	76	99
Costs incurred	27	44	29	43
Amortization	(30)	(34)	(27)	(40)
Change in contract costs held for sale	(4)	(14)	—	(1)
End of period balance(5)(6)	$69	102	78	101
______________________________________________________________________
(1)Beginning of period balance for the three months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the three months ended June 30, 2022 excludes no acquisition costs and $27 million of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).
(3)Beginning of period balance for the six months ended June 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(4)Beginning of period balance for the six months ended June 30, 2022 excludes no acquisition costs and $27 million of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).
(5)End of period balance for the three and six months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(6)End of period balance for the three and six months ended June 30, 2022 excludes no acquisition costs and $28 million of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2022(1)	$19
Provision for expected losses	5
Write-offs charged against the allowance	(9)
Recoveries collected	2
Ending balance at June 30, 2023(1)	$17
______________________________________________________________________
(1)As of June 30, 2023 and December 31, 2022, amounts exclude a $5 million allowance for credit losses classified as held for sale. See Note 2—Planned Divestiture of the EMEA Business.

(6) Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	June 30, 2023	December 31, 2022
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 10.500%	2027 - 2030	$2,425	1,500
Tranche B 2027 Term Loan (3)	SOFR + 1.75%	2027	2,411	2,411
Senior Notes and other debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	3,940
Finance leases and other obligations(5)	Various	Various	272	291
Unamortized premiums, net			3	3
Unamortized debt issuance costs			(57)	(49)
Total long-term debt			8,994	8,096
Less current maturities			(28)	(26)
Long-term debt, excluding current maturities			$8,966	8,070
______________________________________________________________________
(1)As of June 30, 2023.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 6.967% and 6.134% as of June 30, 2023 and December 31, 2022, respectively.
(4)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of guarantees provided by certain affiliates of Level 3 Financing, Inc.
(5)Excludes finance lease obligations of our EMEA business classified as held for sale.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2023 (remaining six months)	$14
2024	30
2025	37
2026	35
2027	4,180
2028 and thereafter	4,752
Total long-term debt	$9,048
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

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of June 30, 2023 and December 31, 2022, we had not earned any such credits and our outstanding obligations under the plan were $62 million and $67 million, respectively, of which $14 million and $12 million were included in current maturities of long-term debt and the remaining balances were reflected as the long-term debt.

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

Compliance

As of June 30, 2023, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs using the below-described fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our following financial liabilities as of June 30, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		June 30, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$8,722	6,886	7,805	6,581
Indemnifications related to the sale of the Latin American business (1)	3	86	86	86	86
_____________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

(8) Affiliate Transactions

We provide competitive local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We believe these services are priced consistent with non-regulated rates charged to external customers. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

Costs are incurred directly by our affiliates for the services they use whenever possible. When such costs are not directly incurred, they are allocated among all affiliates based upon the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. Unlike other affiliates of Lumen, we do not operate as a service company to our affiliates and therefore any allocated affiliate revenue we earn reduces the affiliate charges incurred by us and is presented on a net basis within Operating expenses – affiliates on our consolidated statements of operations. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

We also purchase services from our affiliates, including telecommunication services, insurance, flight services, and other support services such as legal, regulatory, finance, administration and executive support. Our affiliates charge us for those services using the allocation methodology described above.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2023, we had accrued $37 million in the aggregate for our litigation and non-income tax contingencies which is included in other current liabilities, other liabilities, or liabilities held for sale on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $37 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid in respect to the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 7—Fair Value of Financial Instruments.

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

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be responsible for environmental liabilities arising from the historical operations of our predecessors.

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

(10) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive income, net of tax	—	12	12
Net other comprehensive income	—	12	12
Balance at June 30, 2023	$21	(353)	(332)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive loss, net of tax	—	(115)	(115)
Net other comprehensive loss	—	(115)	(115)
Balance at June 30, 2022	$3	(469)	(466)

(11) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$113	99
Contract fulfillment costs	46	44
Contract acquisition costs	41	42
Contract assets	6	10
Other	3	2
Total other current assets(1)	$209	197
_______________________________________________________________________________
(1)Excludes $62 million and $56 million of other current assets related to EMEA business that were classified as held for sale as of June 30, 2023 and December 31, 2022, respectively.

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

On August 1, 2022, we sold our Latin American business. For additional information regarding this divestiture, see Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business to the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022.

Pending Divestiture of our European, Middle Eastern and African Business

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. We expect to close the transaction in late 2023, subject to receiving all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental, and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 13 leased property locations that were underutilized. These lease cancellations resulted in accelerated lease costs, but will lower our future operating costs. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated real estate costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

We reopened our offices in April 2022 under a "hybrid" working environment, which has permitted some of our employees the flexibility to work remotely at least some of the time.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview" and (ii) Item 1A of Part II of this report.

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
•Other, which includes equipment sales, IT solutions and other services; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

Results in this section include the results of our Latin American business prior to it being sold on August 1, 2022.

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating revenue	$1,764	1,953	3,548	3,899
Operating expenses	3,613	1,721	5,262	3,428
Operating (loss) income	(1,849)	232	(1,714)	471
Other expense, net	(98)	(94)	(170)	(175)
(Loss) income before income taxes	(1,947)	138	(1,884)	296
Income tax (benefit) expense	(23)	41	(1)	85
Net (loss) income	$(1,924)	97	(1,883)	211

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Grow	$986	1,042	(5)%
Nurture	429	495	(13)%
Harvest	271	330	(18)%
Other	25	29	(14)%
Affiliate Services	53	57	(7)%
Total operating revenue	$1,764	1,953	(10)%

	Six Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Grow	$1,959	2,066	(5)%
Nurture	868	998	(13)%
Harvest	561	666	(16)%
Other	50	56	(11)%
Affiliate Services	110	113	(3)%
Total operating revenue	$3,548	3,899	(9)%

Our total operating revenue decreased by $189 million and $351 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. Approximately $182 million and $360 million, respectively, of these decreases were due to the sale of the Latin American business in the second half of 2022. More specifically, within each revenue category:

•Grow decreased by $56 million and $107 million for the three and six months ended June 30, 2023, respectively, compared to June 30, 2022 due to a decrease of approximately $135 million and $264 million, respectively, associated with the sale of the Latin American business for the three and six months ended June 30, 2023. These declines were partially offset by growth in most products, primarily due to an increase of $78 million and $156 million, respectively, in products such as IP, dark fiber, wavelengths and colocation for the three and six months ended June 30, 2023.

•Nurture decreased by $66 million and $130 million for the three and six months ended June 30, 2023, respectively, compared to June 30, 2022 due primarily to a decrease of approximately $42 million and $85 million, respectively, associated with the sale of the Latin American business for the three and six months ended June 30, 2023. The remainder of the decline is principally attributable to declines in Ethernet services of $16 million and $36 million, respectively, and declines in VPN data network services of $11 million and $14 million, respectively, for the three and six months ended June 30, 2023;

•Harvest decreased by $59 million and $105 million for the three and six months ended June 30, 2023 compared to June 30, 2022 primarily due primarily to a decrease of approximately $5 million and $11 million, respectively, associated with the sale of the Latin American business for the three and six months ended June 30, 2023. The remainder of the decline is principally attributable to a decline in legacy voice services of $50 million and $89 million, respectively, for the three and six months ended June 30, 2023;

•Other decreased for the three and six months ended June 30, 2023 compared to June 30, 2022 primarily due to a decrease in IT solutions revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$731	836	(13)%
Selling, general and administrative	318	318	—%
Loss on disposal group held for sale	8	—	nm
Operating expenses - affiliates	231	162	43%
Depreciation and amortization	355	405	(12)%
Goodwill impairment	1,970	—	nm
Total operating expenses	$3,613	1,721	110%

	Six Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,502	1,687	(11)%
Selling, general and administrative	604	632	(4)%
Loss on disposal group held for sale	85	—	nm
Operating expenses - affiliates	399	308	30%
Depreciation and amortization	702	801	(12)%
Goodwill impairment	1,970	—	nm
Total operating expenses	$5,262	3,428	54%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $105 million and $185 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to a decrease of $91 million and $179 million for the three and six months ended June 30, 2023, respectively, associated with the sale of the Latin American business in the second half of 2022, as well as decreases of $16 million and $1 million, respectively, in facility costs.

Selling, General and Administrative

Selling, general and administrative remained flat and decreased by $28 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily due to a decrease of $31 million and $65 million for the three and six months ended June 30, 2023, respectively, associated with the sale of our Latin American business in the second half of 2022, as well as a $15 million gain on a sale of property impacting the six months ended June 30, 2023. These decreases were partially offset by an increase of $33 million and $48 million, respectively, in employee-related expenses.

Loss on Disposal Group Held for Sale

For a discussion of the loss on the disposal group held for sale that we recognized for the three and six months ended June 30, 2023, see Note 2—Planned Divestiture of the EMEA Business.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $69 million and $91 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to higher allocated corporate expenses of $31 million and $42 million, respectively, increased customer installation costs of $10 million for the three months ended June 30, 2023 and higher employee related affiliate expenses of $17 million for the six months ended June 30, 2023.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Depreciation	$175	219	(20)%
Amortization	180	186	(3)%
Total depreciation and amortization	$355	$405	(12)%

	Six Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Depreciation	$346	423	(18)%
Amortization	356	378	(6)%
Total depreciation and amortization	$702	801	(12)%

Depreciation expense decreased by $44 million and $77 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible EMEA assets that we plan to divest, resulting in a decrease of $44 million and $89 million, respectively, of depreciation expense during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases were partially offset by higher depreciation expense of $6 million and $18 million, respectively, associated with net growth in depreciable assets.

Amortization expense decreased by $6 million and $22 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to a decrease of $8 million and $16 million, respectively, due to the discontinuation during the fourth quarter of 2022 of the amortization of the intangible EMEA assets that we plan to divest and a decrease of $1 million and $7 million, respectively, from net decreases in assets. The decreases were partially offset by accelerated amortization of decommissioned applications of $2 million for both periods.

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment.

When we performed an impairment test during the second quarter of 2023, we concluded that the estimated fair value of our reporting unit was less than our carrying value of equity as of our testing date. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $2.0 billion in the second quarter of 2023.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Interest income - affiliate	$15	15	—%
Interest expense	(120)	(95)	26%
Other income (expense), net	7	(14)	nm
Total other expense, net	$(98)	(94)	4%
Income tax (benefit) expense	$(23)	41	(156)%

	Six Months Ended June 30,
	2023	2022	% Change
	(Dollars in millions)
Interest income - affiliate	$31	31	—%
Interest expense	(213)	(185)	15%
Other income (expense), net	12	(21)	nm
Total other expense, net	$(170)	(175)	(3)%
Income tax (benefit) expense	$(1)	85	(101)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Income - Affiliate

Interest income - affiliate remained flat for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.

Interest Expense

Interest expense increased by $25 million and $28 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. These increases were due to an increase in average interest rates from (i) 3.82% to 5.09% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and (ii) 3.77% to 5.06% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. These increases were partially offset by the decrease in average outstanding long-term debt from (i) $10.4 billion to $9.0 billion for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and (ii) $10.4 billion to $8.6 billion for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Other Income (Expense), Net

The following table summarizes our total other income (expense), net:

	Three Months Ended June 30,
	2023	2022
	(Dollars in millions)
Foreign currency gain (loss)	$11	(11)
Other	(4)	(3)
Total other income (expense), net	$7	(14)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Foreign currency gain (loss)	$14	(20)
Other	(2)	(1)
Total other income (expense), net	$12	(21)

Income Tax Expense

For the three months ended June 30, 2023 and 2022, our effective income tax rate was 1.2% and 29.7%, respectively. For the six months ended June 30, 2023 and 2022, our effective income tax rate was 0.1% and 28.7%, respectively. The effective tax rate for the three and six months ended June 30, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we held cash and cash equivalents of $301 million, $45 million of which is classified as held for sale. As of such date, we had approximately $65 million of cash and cash equivalents held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

We are currently experiencing competitive, macroeconomic and financial pressures, including operational challenges resulting from inflation, dis-synergies resulting from our 2022 divestiture and, to a lesser extent, shortages of certain components and other supplies that we use in our business. These and other factors contributed to us recognizing a goodwill impairment in the fourth quarter of 2022, and, coupled with the sustained decline in Lumen's share price during the second quarter of 2023 contributed to us recognizing an additional goodwill impairment for the three months ended June 30, 2023.

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

Debt Instruments and Financing Arrangements

As of June 30, 2023, our long-term debt (including current maturities and finance leases) outstanding totaled $9.0 billion. See Note 6—Long-Term Debt.

Pursuant to exchange offers commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes. On April 17, 2023, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Senior Secured Notes due 2030 in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes.

Subject to market conditions and to the extent permitted under applicable debt covenants, from time to time we plan to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing, Inc. were as follows:

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2023, we had outstanding letters of credit or other similar obligations of approximately $3 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2023	2022	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$833	1,184	(351)
Net cash used in investing activities	(506)	(553)	(47)
Net cash used in financing activities	(187)	(617)	(430)

Operating Activities

Net cash provided by operating activities decreased by $351 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to lower net income adjusted for non-cash expenses and gains, partially driven by the sale of the Latin American business in the second half of 2022. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $47 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in capital expenditures as well as an increase in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $430 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily due to a decrease in distributions paid to our parent and debt repayments.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9—Commitments, Contingencies and Other Items for additional information.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the potential impact of this legislation on us.

Market Risk

At June 30, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of June 30, 2023, we had approximately $8.8 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 73% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31,2023 and by the disclosure immediately below.

Certain of our debtholders may seek to claim that our use of proceeds following the sale of our Latin American business resulted in potential defaults under our credit documents.

On July 25, 2023, Lumen Technologies received a letter from representatives purporting to act on behalf of holders of approximately 37% of Lumen Technologies’ funded debt and approximately 56% of our funded debt requesting a meeting to discuss upcoming debt maturities of Lumen and its affiliates, as well as what the letter referred to as an apparent event of default by Level 3 relating to our use of proceeds from the divestiture of our Latin American business.

Although we do not believe that there is any default under our debt agreements, and there has been no delivery of any notice of default, there can be no assurance that debtholders will not deliver a purported notice of default, or seek to declare the principal amount of their debt holdings due and payable, together with accrued interest. Any such acceleration also could allow lenders under the senior secured credit arrangements of Lumen or us to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, and to cease making further loans. Secured debtholders could also institute foreclosure proceedings against their collateral. Any such actions may result in an outcome that could have a material adverse impact on the business, operations and financial condition of us or our affiliates, and any such actions could force us or them to seek bankruptcy protection. In addition, responding to or defending against any claims of default, including through litigation, may require us or our affiliates to expend significant funds and management time and attention, and could adversely impact our or their ability to obtain financing in the future or to refinance our or their existing indebtedness.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)