Form 10-Q
period 2023-09-30
Level 3 Parent, LLC
filed 2023-10-31
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

•statements concerning the anticipated impact of our completed, pending or proposed transactions, investments, product development, buildout plans, and other initiatives, including synergies or costs associated with these initiatives;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, distribution and securities repurchase plans, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans;

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

•our ability to consummate the transactions contemplated by the transaction support agreement on the timeline currently expected or at all, including the ability of the parties to negotiate definitive agreements with respect to the matters covered by the term sheet included in the transaction support agreement. The occurrence of events may give rise to failure to satisfy any of the conditions to the closing of the transactions contemplated by, or a right of any of the parties to terminate, the transaction support agreement;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial lenders;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,706	1,762	5,144	5,548
Operating revenue - affiliates	57	57	167	170
Total operating revenue	1,763	1,819	5,311	5,718
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	779	785	2,281	2,472
Selling, general and administrative	342	269	946	901
Gain on sale of business	—	(119)	—	(119)
Loss on disposal group held for sale	28	—	113	—
Operating expenses - affiliates	172	173	571	481
Depreciation and amortization	354	377	1,056	1,178
Goodwill impairment	—	—	1,970	—
Total operating expenses	1,675	1,485	6,937	4,913
OPERATING INCOME (LOSS)	88	334	(1,626)	805
OTHER (EXPENSE) INCOME
Interest expense	(123)	(99)	(336)	(284)
Interest income - affiliate	16	19	47	50
Other expense, net	(39)	(4)	(27)	(25)
Total other expense, net	(146)	(84)	(316)	(259)
(LOSS) INCOME BEFORE INCOME TAXES	(58)	250	(1,942)	546
Income tax (benefit) expense	(13)	312	(14)	397
NET (LOSS) INCOME	$(45)	(62)	(1,928)	149
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
NET (LOSS) INCOME	$(45)	(62)	(1,928)	149
OTHER COMPREHENSIVE LOSS
Reclassification of realized loss on foreign currency translation to gain on sale of business, net of $—, $—, $— and $— tax	—	112	—	112
Foreign currency translation adjustments, net of $5, $28, $(3) and $70 tax	(14)	(114)	(2)	(229)
Other comprehensive loss, net of tax	(14)	(2)	(2)	(117)
COMPREHENSIVE (LOSS) INCOME	$(59)	(64)	(1,930)	32
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146	118
Accounts receivable, less allowance of $13 and $19	567	517
Note receivable - affiliate	1,466	1,468
Assets held for sale	1,885	1,853
Other	220	197
Total current assets	4,284	4,153
Property, plant and equipment, net of accumulated depreciation of $3,521 and $2,875	7,384	7,303
GOODWILL AND OTHER ASSETS
Goodwill	—	1,970
Other intangible assets, net	4,516	4,973
Other, net	1,320	1,360
Total goodwill and other assets	5,836	8,303
TOTAL ASSETS	$17,504	19,759
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$29	26
Accounts payable	340	365
Accounts payable - affiliates	48	70
Accrued expenses and other liabilities
Salaries and benefits	177	146
Income and other taxes	106	86
Current operating lease liabilities	310	326
Other	145	109
Liabilities held for sale	474	446
Current portion of deferred revenue	292	274
Total current liabilities	1,921	1,848
LONG-TERM DEBT	8,960	8,070
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,554	1,420
Operating lease liabilities	840	922
Other	657	701
Total deferred revenue and other liabilities	3,051	3,043
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	3,918	7,142
Accumulated other comprehensive loss	(346)	(344)
Total member's equity	3,572	6,798
TOTAL LIABILITIES AND MEMBER'S EQUITY	$17,504	19,759
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,928)	149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,056	1,178
Loss on disposal group held for sale	113	—
Goodwill impairment	1,970	—
Gain on sale of business	—	(119)
Deferred income taxes	(20)	367
Changes in current assets and liabilities:
Accounts receivable	(41)	2
Accounts payable	(30)	(37)
Other assets and liabilities, net	12	(141)
Other assets and liabilities, affiliate	(5)	81
Changes in other noncurrent assets and liabilities, net	101	117
Other, net	5	90
Net cash provided by operating activities	1,233	1,687
INVESTING ACTIVITIES
Capital expenditures	(785)	(877)
Proceeds from sale of business	3	2,707
Proceeds from sale of property, plant and equipment and other assets	25	2
Other, net	(12)	—
Net cash (used in) provided by investing activities	(769)	1,832
FINANCING ACTIVITIES
Distributions	(411)	(1,210)
Payments of long-term debt	(28)	(2,367)
Other	(13)	—
Net cash used in financing activities	(452)	(3,577)
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(58)
Cash, cash equivalents and restricted cash at beginning of period	164	191
Cash, cash equivalents and restricted cash at end of period	$176	133
Supplemental cash flow information:
Income taxes paid, net	$(7)	(4)
Interest paid (net of capitalized interest of $15 and $12)	$(302)	(326)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 6)	$924	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$146	130
Cash and cash equivalents and restricted cash included in assets held for sale	28	—
Restricted cash included in Other current assets	—	1
Restricted cash included in Other, net noncurrent assets	2	2
Total	$176	133
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$4,215	13,018	7,142	13,360
Net (loss) income	(45)	(62)	(1,928)	149
Distributions	(250)	(657)	(1,335)	(1,210)
Other	(2)	(1)	39	(1)
Balance at end of period	3,918	12,298	3,918	12,298
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(332)	(466)	(344)	(351)
Other comprehensive loss	(14)	(2)	(2)	(117)
Balance at end of period	(346)	(468)	(346)	(468)
TOTAL MEMBER'S EQUITY	$3,572	11,830	3,572	11,830
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

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $335 million and $391 million as of September 30, 2023 and December 31, 2022, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $131 million and $125 million as of September 30, 2023 and December 31, 2022, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $224 million and $286 million as of September 30, 2023 and December 31, 2022, respectively.

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

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of September 30, 2023, we do not expect ASU 2023-06 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and initial Measurement” (“ASU 2023-05”). This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. ASU 2023-05 will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-05 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-04, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121” (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. The ASU does not provide any new guidance. ASU 2023-04 will become effective for us once the addition to the FASB Codification is made available. As of September 30, 2023, we do not expect ASU 2023-04 will have any impact to our consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or superseded various SEC paragraphs within the applicable codification to conform to past SEC staff Announcements. This ASU does not provide any new guidance. ASU 023-03 will become effective for us once the addition to the FASB Codification is made available. As of September 30, 2023, we do not expect ASU 2023-03 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-02 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-01 will have any impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2022-03 will have any impact to our consolidated financial statements.

(2) Planned Divestiture of the EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type, including various indemnities. Subject to satisfaction of customary closing conditions, Level 3 Parent, LLC expects to close the transaction November 1, 2023, although it can provide no assurance to this effect.

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

The pre-tax net income of the disposal group is estimated to be and reported as follows in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
EMEA business pre-tax net income (loss)	$32	(21)	131	(55)

As of September 30, 2023 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group as of such date, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $90 million and $232 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and nine months ended September 30, 2023, respectively, if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets, in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of our impairment tests, we determined the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million in the fourth quarter of 2022. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. As a result of our evaluation of the recoverability of the carrying value of the EMEA assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, as of September 30, 2023, we recorded a $28 million and $113 million estimated loss on disposal during the three and nine months ended September 30, 2023, respectively, and adjusted the valuation allowance by the same amounts. For each reporting period through the closing date, we will conduct similar evaluations and adjust the valuation allowance for the EMEA assets held for sale as necessary.

The principal components of the held for sale assets and liabilities of the EMEA business as of the dates below are as follows:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$27	43
Accounts receivable, less allowance of $4 and $5	70	76
Other current assets	54	56
Property, plant and equipment, net accumulated depreciation of $1,013 and $998	1,954	1,864
Customer relationships and other intangibles, net	103	100
Operating lease assets	215	156
Valuation allowance on assets held for sale (1)	(729)	(616)
Deferred tax assets	145	131
Other non-current assets	34	32
Total assets held for sale	$1,873	1,842

Liabilities held for sale
Accounts payable	$56	78
Salaries and benefits	20	23
Current portion of deferred revenue	28	28
Current operating lease liabilities	41	33
Other current liabilities	33	28
Deferred income taxes	60	38
Asset retirement obligations	31	30
Deferred revenue, non-current	99	85
Operating lease liabilities, non-current	106	103
Total liabilities held for sale	$474	446
______________________________________________________________________
(1)    Includes the impact of $341 million and $353 million as of September 30, 2023 and December 31, 2022, respectively, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2023(1)	December 31, 2022(1)
	(Dollars in millions)
Goodwill(2)	$—	1,970
Customer relationships, less accumulated amortization of $3,735 and $3,265	$4,088	4,563
Capitalized software, less accumulated amortization of $401 and $387	428	410
Trade names, less accumulated amortization of $— and $130 (3)	—	—
Total other intangible assets, net	$4,516	4,973
_______________________________________________________________________________
(1)These values exclude assets classified as held for sale.
(2)We recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion during the second quarter of 2023.
(3)Trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the first quarter of 2023.

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

The following table shows the rollforward of goodwill assigned to our reportable segment from December 31, 2022 through September 30, 2023:

(Dollars in Millions)
As of December 31, 2022(1)	$1,970
Impairment	(1,970)
As of September 30, 2023(1)	$—
______________________________________________________________________
(1)Goodwill at September 30, 2023 and December 31, 2022 is net of accumulated impairment losses of $10.2 billion and $8.2 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2023 and 2022 totaled $184 million and $187 million, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $540 million and $565 million, respectively. As of September 30, 2023, the gross carrying amount of customer relationships, capitalized software, indefinite-life and other intangible assets was $8.7 billion.

We estimate that amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as being held for sale on our September 30, 2023 consolidated balance sheet, the amounts presented below do not include the future amortization of the intangible assets for the business to be divested. See Note 2—Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023 (remaining three months)	$172
2024	682
2025	663
2026	651
2027	609

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

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and nine months ended September 30, 2023 and 2022. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Latin American business prior to it being sold on August 1, 2022. See Note 2—Completed Divestiture of the Latin American Business and Planned Divestiture of European, Middle Eastern and African Business in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these divestitures.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$988	(151)	837	956	(153)	803
Nurture	428	(3)	425	464	(4)	460
Harvest	264	—	264	316	—	316
Other	26	—	26	26	—	26
Affiliate Services	57	(57)	—	57	(57)	—
Total revenue	$1,763	(211)	1,552	1,819	(214)	1,605

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$2,947	(465)	2,482	3,022	(518)	2,504
Nurture	1,296	(11)	1,285	1,462	(12)	1,450
Harvest	825	—	825	982	—	982
Other	76	—	76	82	—	82
Affiliate Services	167	(167)	—	170	(170)	—
Total revenue	$5,311	(643)	4,668	5,718	(700)	5,018
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

For the three months ended September 30, 2023 and 2022, our gross rental income was $170 million and $175 million, which represents approximately 10% of our operating revenue for both periods. For the nine months ended September 30, 2023 and 2022, our gross rental income was $525 million and $581 million, which represents approximately 10% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$567	515
Contract assets (2)	9	13
Contract liabilities (3)	239	222
_____________________________________________________________________
(1)Reflects gross customer receivables of $580 million and $534 million, net of allowance for credit losses of $13 million and $19 million, at both September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, this amount excludes customer receivables classified as held for sale of $70 million and $76 million, respectively.
(2)As of September 30, 2023 and December 31, 2022, amount excludes contract assets classified as held for sale of $11 million and $16 million, respectively.
(3)As of September 30, 2023 and December 31, 2022, amount excludes contract liabilities classified as held for sale of $47 million and $59 million, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and nine months ended September 30, 2023, we recognized $21 million and $119 million, respectively, of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2022, we recognized $20 million and $128 million, respectively, of revenue that was included in contract liabilities of $305 million as of January 1, 2022, including contract liabilities that were classified as held for sale.

Performance Obligations

As of September 30, 2023, we expect to recognize approximately $3.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $517 million, $1.6 billion and $1.8 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)(2)	$69	102	78	101
Costs incurred	12	24	16	20
Amortization	(14)	(18)	(14)	(17)
Change in contract costs held for sale	—	—	—	1
End of period balance(5)(6)	$67	108	80	105

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(3)(4)	$76	106	76	99
Costs incurred	39	68	45	63
Amortization	(44)	(52)	(41)	(57)
Change in contract costs held for sale	(4)	(14)	—	—
End of period balance(5)(6)	$67	108	80	105
______________________________________________________________________
(1)Beginning of period balance for the three months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the three months ended September 30, 2022 excludes no acquisition costs and $28 million of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).
(3)Beginning of period balance for the nine months ended September 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(4)Beginning of period balance for the nine months ended September 30, 2022 excludes no acquisition costs and $27 million of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).
(5)End of period balance for the three and nine months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(6)End of period balance for the three and nine months ended September 30, 2022 excludes no acquisition costs and no of fulfillment costs classified as held for sale (related to the Latin American business, sold in the third quarter of 2022).

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 35 months for our business customers. We include amortized fulfillment costs in cost of services and products, and amortized acquisition costs in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of deferred costs that are anticipated to be amortized in the next 12 months in other current assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond 12 months in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2022(1)	$19
Provision for expected losses	5
Write-offs charged against the allowance	(15)
Recoveries collected	3
Change in allowance in assets held for sale	1
Ending balance at September 30, 2023(1)	$13
______________________________________________________________________
(1)As of September 30, 2023 and December 31, 2022, amounts exclude a $4 million and $5 million allowance for credit losses classified as held for sale. See Note 2—Planned Divestiture of the EMEA Business.

(6) Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	September 30, 2023	December 31, 2022
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 10.500%	2027 - 2030	$2,425	1,500
Tranche B 2027 Term Loan (3)	SOFR + 1.75%	2027	2,411	2,411
Senior Notes and other debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	3,940
Finance leases and other obligations(5)	Various	Various	266	291
Unamortized premiums, net			3	3
Unamortized debt issuance costs			(56)	(49)
Total long-term debt			8,989	8,096
Less current maturities			(29)	(26)
Long-term debt, excluding current maturities			$8,960	8,070
______________________________________________________________________
(1)As of September 30, 2023.
(2)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 7.181% and 6.134% as of September 30, 2023 and December 31, 2022, respectively.
(4)See Note 7—Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of guarantees provided by certain affiliates of Level 3 Financing, Inc.
(5)Excludes finance lease obligations of our EMEA business classified as held for sale.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2023 (remaining three months)	$9
2024	30
2025	37
2026	35
2027	4,180
2028 and thereafter	4,751
Total long-term debt	$9,042

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

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of September 30, 2023 and December 31, 2022, we have not received significant credits and our outstanding obligations under the plan were $59 million and $67 million, respectively, of which $15 million and $12 million were included in current maturities of long-term debt and the remaining balances were reflected as the long-term debt.

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

Compliance

As of September 30, 2023, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our following financial liabilities as of September 30, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		September 30, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$8,723	7,002	7,805	6,581
Indemnifications related to the sale of the Latin American business (1)	3	86	86	86	86
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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2023, we had accrued $39 million in the aggregate for our litigation and non-income tax contingencies which is included in other current liabilities, other liabilities, or liabilities held for sale on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $39 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be named as a potentially responsible party for a share of the remediation of environmental conditions arising from the historical operations of our predecessors.

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

(10) Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss) recorded on our consolidated balance sheets by component for the nine months ended September 30, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive loss, net of tax	—	(2)	(2)
Net other comprehensive loss	—	(2)	(2)
Balance at September 30, 2023	$21	(367)	(346)

The table below summarizes changes in accumulated other comprehensive income (loss) recorded on our consolidated balance sheets by component for the nine months ended September 30, 2022:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive loss, net of tax	—	(229)	(229)
Amounts reclassified from accumulated other comprehensive income (loss)	—	112	112
Net other comprehensive loss	—	(117)	(117)
Balance at September 30, 2022	$3	(471)	(468)

The tables below present further information about our reclassifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022:

Three and Nine Months Ended September 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to gain on sale of business	$112	Gain on sale of business
Income tax benefit	—	Income tax expense
Net of tax	$112

(11) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$110	99
Contract fulfillment costs	47	44
Contract acquisition costs	39	42
Contract assets	7	10
Other	17	2
Total other current assets(1)	$220	197
_______________________________________________________________________________
(1)Excludes $54 million and $56 million of other current assets related to EMEA business that were classified as held for sale as of September 30, 2023 and December 31, 2022, respectively.

(12) Subsequent Events

Distributions to Parent

As of the date of this report, $50 million of distributions were made to our ultimate parent in the fourth quarter of 2023.

Sale of Select Content Delivery Network ("CDN") Customer Contracts

On October 10, 2023, Lumen announced the sale of substantially all of our CDN service contracts. We will provide certain transition services to the purchaser for 90 days, following which we plan to wind down the remaining portion of our remaining CDN contracts in 2024.

Workforce Reduction

On October 31, 2023, Lumen announced a plan to reduce its global workforce as part of its ongoing efforts to reorganize it for growth by right-sizing its operations to improve its profitability. The workforce reduction is expected to be substantially completed by the end of the fourth quarter of 2023. As a result of this plan, we expect to incur severance and related costs in the range of approximately $17 to $27 million. The Company does not expect to incur any material impairment or exit costs related to this plan. The workforce reduction is considered a subsequent event for the purposes of these financial statements, and therefore, no accrual for severance and related costs has been recorded as of September 30, 2023.

Debt Transaction Support Agreement

On October 31, 2023, Lumen announced that it has entered into a transaction support agreement with a group of creditors representing over $7 billion of the outstanding indebtedness of Lumen and its subsidiaries to, among other things, extend maturities of the debt instruments of Lumen and Level 3 Financing, Inc. In addition, the creditors have committed to provide $1.2 billion of financing to Lumen through new long-term debt. The consummation of the transactions contemplated by the transaction support agreement is subject to the satisfaction of various closing conditions.

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

Pending Divestiture of our European, Middle Eastern and African Business

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. Subject to the satisfaction of customary closing conditions, Level 3 Parent LLC expects to close the transaction November 1, 2023, although it can provide no assurances to this effect. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

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

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating revenue	$1,763	1,819	5,311	5,718
Operating expenses	1,675	1,485	6,937	4,913
Operating income (loss)	88	334	(1,626)	805
Other expense, net	(146)	(84)	(316)	(259)
(Loss) income before income taxes	(58)	250	(1,942)	546
Income tax (benefit) expense	(13)	312	(14)	397
Net (loss) income	$(45)	(62)	(1,928)	149

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Grow	$988	956	3%
Nurture	428	464	(8)%
Harvest	264	316	(16)%
Other	26	26	—%
Affiliate Services	57	57	—%
Total operating revenue	$1,763	1,819	(3)%

	Nine Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Grow	$2,947	3,022	(2)%
Nurture	1,296	1,462	(11)%
Harvest	825	982	(16)%
Other	76	82	(7)%
Affiliate Services	167	170	(2)%
Total operating revenue	$5,311	5,718	(7)%

Our total operating revenue decreased by $56 million and $407 million for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. Approximately $58 million and $418 million, respectively, of these decreases were due to the sale of the Latin American business in the second half of 2022. More specifically, within each revenue category:

•Grow increased by $32 million and decreased by $75 million for the three and nine months ended September 30, 2023, respectively, compared to September 30, 2022. The three and nine months ended September 30, 2022 included approximately $41 million and $305 million, respectively, of Grow revenue associated with the sale of the Latin American business. For the three months ended September 30, 2023, these declines were fully offset and for the nine months ended September 30, 2023, these declines were partially offset by growth in most products, primarily due to an increase of $64 million and $220 million, respectively, in products such as IP, dark fiber, wavelengths and colocation for the three and nine months ended September 30, 2023.

•Nurture decreased by $36 million and $166 million for the three and nine months ended September 30, 2023, respectively, compared to September 30, 2022 due primarily to a decrease of approximately $14 million and $99 million, respectively, associated with the sale of the Latin American business for the three and nine months ended September 30, 2023. The remainder of the decline is principally attributable to declines in Ethernet services of $13 million and $49 million, respectively, and declines in VPN data network services of $11 million and $25 million, respectively, for the three and nine months ended September 30, 2023;

•Harvest decreased by $52 million and $157 million for the three and nine months ended September 30, 2023 compared to September 30, 2022 due primarily to the decline in legacy voice services of $34 million and $123 million, respectively, for the three and nine months ended September 30, 2023. The decrease in Harvest revenue additionally includes a decrease of approximately $3 million and $14 million associated with the sale of the Latin American business for the three and nine months ended September 30, 2023. ;

•Other decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in IT solutions revenue.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$779	785	(1)%
Selling, general and administrative	342	269	27%
Gain on sale of business	—	(119)	nm
Loss on disposal group held for sale	28	—	nm
Operating expenses - affiliates	172	173	(1)%
Depreciation and amortization	354	377	(6)%
Total operating expenses	$1,675	1,485	13%

	Nine Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,281	2,472	(8)%
Selling, general and administrative	946	901	5%
Gain on sale of business	—	(119)	nm
Loss on disposal group held for sale	113	—	nm
Operating expenses - affiliates	571	481	19%
Depreciation and amortization	1,056	1,178	(10)%
Goodwill impairment	1,970	—	nm
Total operating expenses	$6,937	4,913	41%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $6 million and $191 million, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to a decrease of $35 million and $214 million for the three and nine months ended September 30, 2023, respectively, associated with the sale of the Latin American business in the second half of 2022, partially offset by increases of $8 million and $25 million, respectively, in real estate and power costs. Cost of services and products (exclusive of depreciation and amortization) for the three months ended September 30, 2023 also increased from the three months ended September 30, 2022 due to an increase in facilities costs of $10 million and an increase in employee related expenses of $9 million.

Selling, General and Administrative

Selling, general and administrative increased by $73 million and $45 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to an increase of $50 million and $98 million, respectively, in direct employee-related expenses and an increase of $4 million and $19 million, respectively, in marketing and advertising expenses for the three and nine months ended September 30, 2023. Additionally, for the three months ended September 30, 2023, allocated employee related costs increased $11 million as compared to the three months ended September 30, 2022. These increases were partially offset by a decrease of $8 million and $73 million for the three and nine months ended September 30, 2023, respectively, associated with the sale of our Latin American business in the second half of 2022.

Loss on Disposal Group Held for Sale

For a discussion of the loss on the disposal group held for sale that we recognized for the three and nine months ended September 30, 2023, see Note 2—Planned Divestiture of the EMEA Business.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $1 million and increased by $90 million, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. The three and nine months ended September 30, 2023 as compared to the comparable periods for September 30, 2022 decreased due to a $29 million reduction in allocated affiliate costs due to lower operating expenses in 2023. This decrease was partially offset for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and fully offset for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by $15 million and $87 million higher utilization of affiliates' sales and operational employee services, increased allocated corporate expense due to Lumen's 2022 ILEC divestiture and $13 million and $32 million higher pricing and utilization of direct access and government services provided by affiliates, respectively.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Depreciation	$170	190	(11)%
Amortization	184	187	(2)%
Total depreciation and amortization	$354	377	(6)%

	Nine Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Depreciation	$516	613	(16)%
Amortization	540	565	(4)%
Total depreciation and amortization	$1,056	1,178	(10)%

Depreciation expense decreased by $20 million and $97 million, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible EMEA assets that we plan to divest, resulting in a decrease of $47 million and $136 million, respectively, of depreciation expense during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The decreases were partially offset by higher depreciation expense of $16 million and $34 million, respectively, associated with net growth in depreciable assets.

Amortization expense decreased by $3 million and $25 million, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to a decrease of $10 million and $26 million, respectively, due to the discontinuation during the fourth quarter of 2022 of the amortization of the intangible EMEA assets that we plan to divest and a decrease of $7 million in amortizable assets for the nine months ended September 30, 2023. The decreases were partially offset by accelerated amortization of decommissioned applications of $8 million and $10 million, respectively, for the three and nine months ended September 30, 2023.

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

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Interest expense	(123)	(99)	24%
Interest income - affiliate	16	19	(16)%
Other expense, net	(39)	(4)	nm
Total other expense, net	$(146)	(84)	74%
Income tax (benefit) expense	$(13)	312	nm

	Nine Months Ended September 30,
	2023	2022	% Change
	(Dollars in millions)
Interest expense	$(336)	(284)	18%
Interest income - affiliate	47	50	(6)%
Other expense, net	(27)	(25)	8%
Total other expense, net	$(316)	(259)	22%
Income tax (benefit) expense	$(14)	397	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $24 million and $52 million for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. The increase was due to the increase in the average interest rates from 4.13% to 5.20% and from 3.89% to 4.78% respectively, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2023, which was partially offset by the decrease in average outstanding long-term debt of $0.3 billion and $0.8 billion for the three and nine months ended September 30, 2023, respectively.

Interest Income - Affiliate

Interest income - affiliate decreased by $3 million for both the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.

Other Expense, Net

The following table summarizes our total other expense, net:

	Three Months Ended September 30,
	2023	2022
	(Dollars in millions)
Gain on extinguishment of debt	$—	9
Foreign currency loss	(43)	(21)
Interest income	2	5
Other	2	3
Total other expense, net	$(39)	(4)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Gain on extinguishment of debt	$—	9
Foreign currency loss	(29)	(41)
Interest income	5	5
Other	(3)	2
Total other expense, net	$(27)	(25)

Income Tax (Benefit) Expense

For the three months ended September 30, 2023 and 2022, our effective income tax rate was 22.4% and 124.8%, respectively. For the nine months ended September 30, 2023 and 2022, our effective income tax rate was 0.7% and 72.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was significantly impacted by the gain on the sale of our Latin American business. Without the gain on the sale of our Latin American business, our effective tax would have been 28.0% and 28.5%, respectively, for the three and nine months ended September 30, 2022.The effective tax rate for the nine months ended September 30, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge recorded in the second quarter of 2023.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we held cash and cash equivalents of $173 million, $27 million of which is classified as held for sale. As of such date, we had approximately $50 million of cash and cash equivalents held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

Debt Instruments and Financing Arrangements

As of September 30, 2023, our long-term debt (including current maturities and finance leases) outstanding totaled $9.0 billion. See Note 6—Long-Term Debt.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	B3	CCC+	B
Secured	B1	B	BB-

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2023, we had outstanding letters of credit or other similar obligations of approximately $3 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2023	2022	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$1,233	1,687	(454)
Net cash (used in) provided by investing activities	(769)	1,832	2,601
Net cash used in financing activities	(452)	(3,577)	(3,125)

Operating Activities

Net cash provided by operating activities decreased by $454 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to lower net income adjusted for non-cash expenses and gains, partially driven by the sale of the Latin American business in the second half of 2022. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash (used in) provided by investing activities changed by $2.6 billion for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The change was primarily due to the receipt of pre-tax cash proceeds of $2.7 billion from the sale of the Latin American business in the prior year period and a decrease in capital expenditures in the current year period.

Financing Activities

Net cash used in financing activities decreased by $3.1 billion for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily due to a decrease in distributions paid to our parent and a decrease in debt repayments from the prior year period.

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

Market Risk

At September 30, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of September 30, 2023, we had approximately $8.8 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 73% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1*
Supplement, dated as of October 26, 2023, to the Supplemental Indenture dated as of April 15, 2020, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, clarifying which subsidiaries are guarantors of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.

4.2*
Supplement, dated as of October 26, 2023, to the Supplemental Indenture dated as of April 15, 2020, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, clarifying which subsidiaries are guarantors of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.

4.3*
Supplemental Indenture, dated as of October 23, 2023, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of certain specified secured guarantees of the 10.500% Senior Secured Notes due 2030 of Level 3 Financing, Inc.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2023.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)