Form 10-K
period 2023-12-31
Level 3 Parent, LLC
filed 2024-02-22
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refer to our affiliate Qwest Corporation.

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

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and artificial intelligence services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, and to successfully operate and transform our remaining business;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

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

•our ability to consummate the transactions contemplated by Level 3 Financing's amended and restated transaction support agreement entered into on January 22, 2024 (the "TSA") on the currently anticipated timeline or at all, including the ability of the parties to successfully negotiate definitive agreements with respect to all matters covered by the term sheet included therein and the occurrence of events that may give rise to failure to satisfy any of the conditions to consummating such transactions or a right of any of the parties to terminate the TSA;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and lenders;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits and other items on favorable terms;

•Lumen's ability to meet evolving environmental, social and governance ("ESG") expectations and benchmarks, and effectively communicate and implement its ESG strategies;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers;

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Overview

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers. As a part of Lumen Technologies, we operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our fiber optic long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. We believe our and Lumen's secure global platform plays a central role in facilitating communications worldwide.

We were incorporated under the laws of the State of Delaware in 1941. Our principal executive offices are located at 1025 Eldorado Boulevard, Broomfield, CO 80021 and our telephone number is (720) 888-1000.

On August 1, 2022, certain of our affiliates sold our Latin American business. On November 1, 2023, certain of our affiliates sold our business conducted in Europe, Middle East and Africa ("EMEA"), to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, for pre-tax cash proceeds of $1.7 billion after certain closing adjustments and transaction costs. This consideration is further subject to other post-closing adjustments and indemnities set forth in the purchase agreement, as amended and supplemented to date.

See Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of this report.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2023(1)	2022(1)	2021
	(Dollars in millions)
Operating revenue	$7,037	7,493	7,952
Operating expenses	8,662	11,741	6,920
Operating (loss) income	$(1,625)	(4,248)	1,032
Net (loss) income	$(2,004)	(4,793)	586
_______________________________________________________________________________
(1)During 2023 and 2022, we recorded non-cash, non-tax-deductible goodwill impairment charges of $2.0 billion and $4.6 billion, respectively. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2023	2022
	(Dollars in millions)
Total assets	$17,253	19,759
Total long-term debt (1)	8,983	8,096
Total member's equity	3,616	6,775
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

We estimate that during 2023, approximately 10% of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

Operations

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we organize our products and services to reflect product life cycles and our go to market approach. At December 31, 2023, we categorized our services among the following categories:

Grow

•Colocation. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

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

•Edge Cloud Services. We provide access to both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud access products are designed to leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

•Internet Protocol ("IP"). Our IP services provide global internet access over a high performance, diverse network;

•Managed Security Services. We provide enterprise security solutions that help our customers secure networks, mitigate malicious attacks and identify potential security threats. These services include DDoS mitigation, remote and premise-based firewalls, professional consulting and management services, and threat intelligence services;

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

Nurture

•Ethernet. We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•VPN Data Networks. Leveraging our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network.

Harvest

•Voice Services. We offer our customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including primary rate interference service, local inbound service, switched one-plus, toll free, long distance and international services;

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

Other

•IT Solutions. We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development services.

Affiliate Services

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

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems (ii) retire aging or obsolete systems and (iii) expand our network to address demand for enhanced or new products.

Although we or Lumen own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

As a critical infrastructure provider, we are a constant target of cyber-attacks from a wide range of intruders, including advanced persistent threat actors. From time to time in the ordinary course of our business, we experience security incidents and disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

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

Our business customers range from small business offices to the world’s largest global enterprises customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations. Either we or Lumen maintain local offices in most major and secondary markets within the U.S. and many of the primary markets of the other countries in which we provide services.

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

Research, Development & Intellectual Property

As of December 31, 2023, we had approximately 1,700 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Broadband Regulation

In February 2015, the FCC adopted an order regulating broadband internet access services (“BIAS”) as a Title II of utility service under the Communications Act of 1934. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II utility service and to preempt states from imposing substantial regulations on broadband services. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the current administration and various consumer interest groups have advocated in favor of reclassifying BIAS as a Title II utility service. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as incumbent local exchange carriers ("ILECs").

Data Privacy Laws and Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a company providing global services, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. Domestically, the number of state privacy laws continues to increase. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a provider of global services, we must comply with complex foreign and U.S. laws and regulations governing business ethics and practices, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. We have compliance policies, programs and training designed to prevent non-compliance with such anti-corruption regulations in the U.S. and other jurisdictions.

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

In 2020, the United Kingdom (“UK”) terminated its membership in the EU (“Brexit”) and has entered into related separation agreements with the EU regarding data sharing, financial services and other matters. Following the sale of our EMEA operations on November 1, 2023, we conduct only limited operations within the UK and EU. Consequently, we do not anticipate Brexit will have a substantial impact on our business.

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

Employees

As of December 31, 2023, we had approximately 8,000 employees.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulations" and "Competition" under this Item 1, above, and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report. For additional information about us and our ultimate parent, Lumen Technologies, please refer to the periodic reports filed by Lumen Technologies with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed by us or our ultimate parent, Lumen Technologies, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are also available on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

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

Although at various times, we answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, you should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

To succeed, we need to integrate, update and upgrade our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging or obsolete systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence ("AI") and other emerging technologies, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages, or (vi) ability to deliver services to our customers at required speed and scale.

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

Each of our business offerings faces increasingly intense competition, with increased pressure to timely offer digitally integrated services, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional network services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) operate systems that enable them to provision services easier and faster, (iv) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (v) conduct operations or raise capital at a lower cost than we do, (vi) are subject to less regulation than we are, (vii) have stronger brand names, (viii) have deeper or more long-standing relationships with key customers, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs, including traditional and generative AI services. As we note below, several of our competitors have dedicated substantially more resources to their development. If we fail to develop competitive AI services, our business and financial performance could be adversely impacted.

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

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly-skilled employees has grown increasingly intense, and competitors have targeted hiring our employees. We have experienced, and may continue to experience, higher than anticipated levels of employee attrition. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. These risks to attracting and retaining key personnel may have been exacerbated by the impacts of the low trading price of Lumen's common stock, which, as discussed below, restricted Lumen's ability in 2023 to offer competitive equity incentive compensation to our key employees. Our failure to successfully attract and retain key personnel could materially adversely impact our business or financial performance.

Under our current work guidelines implemented in 2022, nearly half of our employees work fully from home and a substantial portion of the remainder work partly from home under “hybrid” work schedules. These work arrangements may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to operate under a hybrid working environment are not successful, our business could be adversely impacted.

The pandemic, inflation and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent.

Uncertainty regarding our future prospects could adversely impact our ability to maintain satisfactory relations with our employees, customers, vendors and others.

Developments related to our negotiations with creditors, coupled with concerns regarding continued declines in our revenues and increased leverage, have (i) created uncertainties about our future ability to improve our financial performance and refinance or extend our upcoming debt maturities and (ii) placed downward pressure on the per share trading price of Lumen's common stock.

These uncertainties coupled with Lumen's low stock trading price could adversely impact our ability to attract, retain and motivate our employees. Lumen grants equity-based incentive awards to key personnel, the value of which is tied to Lumen's stock price, its financial performance or both. During 2023, the low trading price of Lumen's stock limited its ability under its 2018 equity incentive plan to grant equity incentive awards in aggregate amounts consistent with its prior practices. Our ability to attract, retain and motivate our employees could be weakened if (i) the anticipated value of such equity-based incentive awards does not materialize, (ii) Lumen's equity-based compensation otherwise ceases to be viewed as a valuable benefit, (iii) Lumen's total compensation package is not viewed as being competitive, or (iv) Lumen does not obtain the shareholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary.

Similarly, customers, vendors, landlords, banks or other third parties may be less willing to transact business with us if they believe our future is uncertain, any of which could adversely impact our business, financial performance, financial position or future prospects.

We could be harmed if our reputation is damaged.

We believe the Lumen and Level 3 brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions. For instance, we could be harmed if our customer experience scores, as measured by "NPS" (Net Promoter Score) and "CHS" (Customer Health Score), for our products and services are low or declining relative to our competitors. In addition, the reputational risk of unauthorized disclosure of confidential company or customer data could increase to the extent our employees inappropriately use social networking sites or other emerging technologies, such as generative AI tools.

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

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by several features of our operations, including (i) our material reliance on our owned and leased networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

As further described in Item 1C of this annual report, cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the challenges of operating and maintaining our complex multi-continent network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) our increased incidence of employees working from remote locations and (vii) the increased difficulty of defending against attacks that use AI-generated social engineering, increasingly malicious code and increasingly sophisticated phishing techniques.

As a critical infrastructure service provider, we and our customers are constant targets of cyber-attacks. The number of these attacks against us increased in 2023. Despite our efforts to prevent these events, some of these attacks have resulted in security incidents. On March 27, 2023, we filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K announcing two cybersecurity incidents, including one that involved a sophisticated threat actor that had accessed our internal information technology systems. Since filing that report, we have taken the measures described therein to assess, contain and remediate both incidents, including working with outside forensic firms. Based on information known to us at this time, we continue to believe that these incidents have neither had nor are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing sophistication of cyber-attacks, (ii) the wider accessibility of cyber-attack tools and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Consequently, you should assume that we will continue to experience cyber incidents in the future. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data incidents, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications, or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including the challenges of maintaining and replacing aging or obsolete network elements, human error, continuous changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, and cash flows.

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

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other companies may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other company is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, several companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. Certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our operations could be adversely affected if any of these vendors experience business interruptions, security incidents, litigation or other issues that interfere with their ability to deliver their products or services on a timely basis.

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

A substantial number of our facilities are located in coastal areas, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. From time to time these events have disrupted the operations of us or our affiliates, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations following such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors.

Our environmental, social and governance (ESG) commitments, programs and disclosures may expose us to reputational, legal and business risks.

Our reputation and brands could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for their accuracy, adequacy, or completeness. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, commitments, or for any revisions to them. Our actual or perceived failure to achieve our ESG-related initiatives, goals, commitments or to meet evolving stakeholder expectations or standards could adversely impact us by resulting in legal or regulatory proceedings against us, customer or employee attrition, reputational damage, or other negative impacts on our business.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2023.

We face other business risks.

We face other business risks, including among others, (i) the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents and (ii) the adverse effects of terrorism, rioting, vandalism or social unrest.

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

Various governmental agencies, including state attorneys general, with jurisdiction over our operations have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently restrict our future conduct. If breached by us, these consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as some state governments, have recently enacted or enhanced data privacy legal requirements, and other governments are considering establishing similar or stronger protections. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Some of our customers impose similar requirements on us that are equally or more demanding. If we fail to comply with any of these governmental or contractual requirements, we could incur potential substantial penalties and reputational damage.

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

Pending legal proceedings against us or our affiliates could have a material adverse impact on us.

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

Issues related to the development and use of artificial intelligence (AI) could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations. AI is currently being developed in a highly competitive and rapidly evolving environment by a wide variety of technology companies, many of which are dedicating substantially more resources than we are to research and development initiatives. Due to the complexity of its design and algorithms, AI presents various risks and challenges, and its use could have unintended adverse consequences. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The Company's use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The United States, the European Union and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. For all these reasons, we cannot assure you that our use of AI will not harm our business, operations or reputation.

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

Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services, either directly or indirectly through our contractual arrangements with other carriers. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, economic sanctions, tax laws, immigration laws, environmental laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of fines, penalties or license revocations if we are determined to have violated applicable laws or regulations. Additionally, these laws or regulations may potentially impact our customers and result in foregone business or penalties to us if we fail to comply with any applicable sanctions or restrictions on our activities.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations. We are subject to the GDPR of the European Union and the United Kingdom, as well as various other laws governing privacy rights, data protection and cybersecurity laws in other regions. These laws and regulations continue to proliferate and evolve, are becoming more complex and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest, potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates, problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure.

Our operations and financial results could be impacted by changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations , including most recently Brexit.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2023, we had approximately $4.8 billion of outstanding consolidated secured indebtedness and $3.9 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance leases and other obligations, (ii) unamortized premiums, net, (iii) unamortized debt issuance costs and (iv) intercompany debt.)

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants. Prior allegations that we have breached covenants in our credit documents could dissuade potential lenders from extending credit to us, unless and until we satisfactorily address these concerns through the execution of additional credit agreements, the receipt of waivers or other similar actions. Our ability to obtain additional financing could also depend on prevailing market conditions, which could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

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

Over half of the debt of our subsidiary Level 3 Financing is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing is not secured by any of its assets, but is guaranteed by certain of its affiliates, including us. Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. Most of the over 200 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

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

Certain of our debtholders may seek to claim that our use of proceeds following the sale of the Latin American business resulted in potential defaults under our credit documents.

On July 25, 2023, Lumen received a letter from representatives purporting to act on behalf of holders of approximately 37% of Lumen Technologies, Inc.’s funded debt and 56% of Level 3's funded debt requesting a meeting to discuss our upcoming debt maturities as well as what the letter referred to as an apparent event of default by Level 3 relating to our use of proceeds from the divestiture of our Latin American business.

If the transactions contemplated by the TSA are consummated, the participating creditors would waive and release us from any claims or remedies arising out of any such breaches to the extent permitted under the Company's debt agreements and applicable law. However, there can be no assurance that these transactions will be consummated, or that other creditors will not seek to assert claims against us. If the transactions contemplated by the TSA are not consummated, there can be no assurance that participating creditors would not attempt to deliver purported notices of default, or seek to declare the principal amount of their debt holdings due and payable, together with accrued interest. Any such acceleration also could allow lenders under our senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, and to cease making further loans. Secured debtholders could also institute foreclosure proceedings against their collateral. Although the Company would vigorously dispute any and all such actions, any such actions may result in an outcome that could have a material adverse impact on our business, operations and financial condition, and any such actions could force us to seek bankruptcy protection. In addition, responding to or defending against any claims of default, including through litigation, may require us to expend significant funds and management time and attention, and could adversely impact our ability to obtain financing in the future or to refinance our existing indebtedness.

The transactions contemplated by the TSA may not be consummated as contemplated, on the currently expected timeline or at all, and even if such transactions are consummated, we may not achieve their anticipated benefits.

We expect that the completion of the transactions contemplated by the TSA will enhance our liquidity and extend our debt maturities. However, the completion of these transactions is subject to the satisfaction of certain conditions and the TSA permits certain specified lender groups and Lumen to terminate the agreement under various specified circumstances.

As a result, any or all of the transactions may not be consummated as originally contemplated, on the currently expected timeline, or at all. Accordingly, we may not be able to realize the expected benefits from these transactions on a timely basis or at all. Even if we are successful in completing the transactions contemplated by the TSA, we may not realize some or all of the expected benefits from such transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transactions contemplated by the TSA, and these fees and costs are payable by us regardless of whether such transactions are consummated.

If we are successful in completing the transactions contemplated by the TSA, Lumen will be subject to higher levels of interest, which could have important consequences, including, (i) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing our cost of borrowing; (ii) requiring a substantial portion of our cash flows to be dedicated to payments on our obligations instead of for other purposes; and (iii) each of the other factors specified above under the heading "“–Our significant debt levels expose us to a broad range of risks.”

In addition, the agreements that will govern Lumen’s indebtedness to be executed in connection with the consummation of the transactions contemplated by the TSA will contain significant additional restrictions that could limit Lumen’s ability to engage in activities that may be in our long-term best interest, including certain restrictions on our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, enter into affiliate transactions, pay dividends, make acquisitions and make investments, loans and advances. These restrictions may affect Lumen’s ability to execute on our business strategy, limit our ability to raise additional debt or equity financing needed to operate our business, including during economic or business downturns, and limit our ability to compete effectively or take advantage of new business opportunities. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to continue to require significant capital to maintain, upgrade and expand our network infrastructure and product offerings, based on several factors, including (i) changes in customers’ service requirements; (ii) our need to replace aging or obsolete infrastructure; (iii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iv) our regulatory commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation debt repayments, funding our operating costs, maintenance expenses, tax obligations, periodic pension contributions and other benefits payments. As discussed elsewhere in this annual report, competitive pressures and divestitures, coupled with asset divestitures and other factors, have reduced our cash flows. For all these reasons, we cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

We rely on payments from our operating companies to meet our obligations.

Because both we and Level 3 Financing are holding companies, substantially all of our income and operating cash flow is dependent upon the earnings of our respective subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our respective subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions, our non-guarantor subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Moreover, our rights to receive assets of our respective non-guarantor subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable state or federal tax laws, regulatory orders or regulations. For all these reasons, you should not assume our respective subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our respective cash requirements.

We periodically transfer our cash to our controlling equity owner, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company.

As of December 31, 2023, Lumen Technologies owed us approximately $1.5 billion on the affiliate note receivable. Developments that adversely impact Lumen Technologies could adversely impact our ability to collect this debt.

There are no limitations on the ability of Level 3 Financing to transfer assets to us, and we intend to continue to distribute to our direct equity holder a substantial portion of our consolidated cash flow, thereby reducing our capital resources for debt repayments or other purposes. These and other risks of investing in our debt securities are more fully described in the disclosure documents distributed at the time of issuance.

We may not be able to fully utilize our NOLs.

As of December 31, 2023, we had substantial gross federal net operating loss carryforwards ("NOLs"), net of uncertain tax positions, some of which remain subject to limitations under Section 382 of the Internal Revenue Code and related regulations ("Section 382"). These limitations could restrict our ability to use these NOLs under our separate return method in the amounts we project.

As of December 31, 2023, we also had substantial state NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our and Lumen's management previously identified a material weakness related to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, the deficiency was costly to remediate and delayed the filing of our parent company's annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our members' equity.

As of December 31, 2023, approximately 25% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of customer relationships and other intangible assets. From time to time, including most recently in the second quarter of 2023 and fourth quarter of 2022, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

High inflation could continue to adversely impact us.

Although inflation has recently been declining, during the past three years our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates or our industry could adversely impact the liquidity or market prices of our outstanding debt securities;

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay; and

•ongoing attempts of the United States, various foreign countries and supranational or international organizations to reform taxes or identify new tax sources could materially impact our taxes, or that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

Divestiture Risks

We may be unable to realize the anticipated benefits of our recently-completed divestitures.

In connection with divesting, our Latin American and EMEA businesses in 2022 and 2023 we completed internal restructurings and entered into multi-year agreements with the purchasers to provide certain transitional services and to provide or receive certain commercial services.

We anticipate that it will be challenging and time-consuming to continue providing transition services to the purchasers of our divested operations. We may incur or experience (i) greater tax or other costs or realize fewer benefits than anticipated under our post-closing agreements with the purchasers, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (iv) potential disputes with creditors concerning the transactions or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) weaker performance to the extent segregation and support of the divested businesses distracts or diverts personnel and resources from the operation, digitization, and transformation of our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent.

The divestitures will reduce our future cash flows. If our remaining business fails to perform as expected, the divestitures could exacerbate certain of the other financial risks specified in this Item 1A, including our ability to fund all of our current cash requirements.

General Risk Factors

Unfavorable general economic, societal, health or environmental conditions could negatively impact us.

Unfavorable general economic, societal, health or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations in a variety of ways.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its attendant detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. New variants of COVID-19 could continue to cause outbreaks and uncertainties, and any future epidemics, pandemics or similar public health crises could adversely impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the security and integrity of information and systems under our control. We view cybersecurity risk as one of our principal enterprise-wide risks, subject to control and monitoring at various levels of management throughout the Company. We dedicate significant resources towards programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on our owned and leased networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data. Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. We leverage a defense-in-depth model to identify, detect, protect and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.
Our privacy and cybersecurity policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our Information Technology, Privacy, Product, and Operations departments to continuously evaluate emerging cyber risk. We monitor existing or proposed privacy and cybersecurity laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engage both internal and external auditors and consultants to assess and enhance our program. These independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also share and receive threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

As noted elsewhere in this annual report, we are materially reliant on a variety of third-party service providers to operate our business, which exposes us to the risk of cyber incidents impacting those providers’ systems. We have a vendor risk management program that assesses, manages and oversees risks associated with third-party service providers who have access to our data and systems. We maintain ongoing monitoring to ensure their compliance with our cybersecurity standards.

Despite our efforts to prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in a material adverse effect on our operating results or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on our operating results or financial condition). See Item 1A “Risk Factors” for a further discussion of cybersecurity risks.

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This Playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of the Board of Directors. These escalation provisions, together with Lumen's Disclosure Controls and Procedures, are designed to ensure that appropriate representatives throughout the Company are available to assess how to respond to such incidents and make any necessary public notifications.

The Cyber Incident Response Team (“CIRT”) is notified of all cybersecurity incidents, and is responsible for detecting and coordinating responses to security incidents. This team regularly assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it will notify the Cyber Security Watch Team, which is responsible for addressing cybersecurity incidents that raise more significant risks.

The Cyber Security Watch Team (“CSWAT”) is comprised of senior IT, operations, risk, legal and compliance leaders across business segments. In addition to addressing our more significant cyber incidents, CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews the Company’s programs and processes related to information security, third party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Lumen's Risk and Security Committee, comprised of independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, the Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews risk assessments from information security, privacy, and internal audit management teams with respect to cybersecurity, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has worked in the public and private sectors in information security since 1997 and has been a chief security officer since 2017. His technical and process certifications include CISSP, ITIL Foundation, Six Sigma Certified, CISCO CCNP, and CCNA, and he oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

Lumen also has management level committees and response teams who support our processes to assess and manage cybersecurity risk as follows:

•The Risk Oversight Committee (“ROC”), whose core members include the CFO, Chief Technology Officer, Chief Product Officer, and General Counsel, is responsible for making risk management decisions to ensure consideration of all relevant factors and alignment with our overall risk mitigation strategy. The ROC also oversees key risk management activity to help ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by the Board and senior management.

•The Technology Security and Privacy Council, co-chaired by the CSO, Chief Information Officer, and Chief Privacy Officer, brings together IT, legal and internal audit personnel, and other function leads. The Security and Privacy Council provides a forum for these cross-functional members of management to consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.

At the day-to-day operational level, Lumen maintains an experienced information security team who are tasked with implementing our privacy and cybersecurity program and support the CSO in implementing our detection, reporting, security and mitigation functions. This team and the CSO work to develop and implement tools and processes designed to assist in identifying, containing and remediating cybersecurity incidents, and periodically retain consultants to assist with these activities. Lumen also periodically holds employee trainings on our privacy, cybersecurity and information management policies, conduct phishing tests and generally seek to promote a company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross values of property, plant and equipment consisted of the following components:

	As of December 31,
	2023	2022(5)
Land	2%	2%
Fiber, conduit and other outside plant (1)	40%	41%
Central office and other network electronics (2)	31%	29%
Support assets (3)	20%	21%
Construction in progress (4)	7%	7%
Gross property, plant and equipment	100%	100%
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

We own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, as well as our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We operate approximately 7 million square feet of space for our Gateway and technical or transmission facilities.

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

Overview

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers.

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies we have determined that we have one reportable segment.

Divestiture of the Latin American and EMEA Businesses

On August 1, 2022, certain of our affiliates sold our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for pre-tax cash proceeds of approximately $2.7 billion.

On November 1, 2023, affiliates of Level 3 Parent, LLC completed the sale of its operations in EMEA business to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, for pre-tax cash proceeds of $1.7 billion after certain closing adjustments and transaction costs. This consideration is further subject to other post-closing adjustments and indemnities set forth in the Purchase Agreement, as amended and supplemented to date.

For more information on these transactions, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental, and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our lease footprint and ceased using 13 underutilized leased property locations. These lease cancellations resulted in accelerated lease costs, but will lower our future operating costs. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated real estate costs in future periods.

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

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item and (ii) Item 1A of this report.

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

•The increased use of digital applications, online video, gaming and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

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

•Uncertainties regarding our financial performance, leverage and debt covenant compliance have caused, and may continue to cause, certain of our customers and other third parties to reduce or cease transacting business with us.

•Our expenses will be impacted by higher vendor costs, reduced economies of scale and other dis-synergies due to our completed 2022 and 2023 divestitures and any future divestitures.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

Inflation during has placed downward pressure on our margins and macroeconomic uncertainties have likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Results in this section include the results of our Latin American and EMEA businesses prior to their sale on August 1, 2022 and November 1, 2023, respectively.

The following table summarizes the results of our consolidated operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Operating revenue	$7,037	7,493
Operating expenses	8,662	11,741
Operating loss	(1,625)	(4,248)
Other expense, net	(381)	(289)
Loss before income taxes	(2,006)	(4,537)
Income tax expense	(2)	256
Net loss	$(2,004)	(4,793)

Operating Revenue

We categorize our products and services and related revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes primarily IT solutions; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of Part I of this report.

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Grow	$3,890	3,960	(2)%
Nurture	1,704	1,905	(11)%
Harvest	1,068	1,283	(17)%
Other	151	118	28%
Affiliate Services	224	227	(1)%
Total operating revenue	$7,037	7,493	(6)%

Our total operating revenue decreased by $456 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Approximately $512 million of this decrease was due to the sale of our Latin American business in the second half of 2022 and the sale of our EMEA business on November 1, 2023. More specifically, within each revenue category:

•Grow decreased by $70 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in Grow revenue was primarily driven by a decrease of approximately $358 million associated with the sale of the divested businesses. This decline was partially offset by growth in most products, primarily due to an increase of $276 million in products such as IP, VoIP, dark fiber and wavelengths for the year ended December 31, 2023.

•Nurture decreased $201 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in Nurture revenue is primarily driven by a decrease of approximately $118 million associated with the sale of the Latin American business. The remainder of the decline is principally attributable to declines in Ethernet services of $62 million and VPN data network services of $27 million for the year ended December 31, 2023.

•Harvest decreased $215 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the decline in legacy voice services of $132 million for the year ended December 31, 2023. The decrease in Harvest revenue additionally includes a decline of approximately $31 million associated with the sale of the Latin American business.

•Other increased $33 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a $37 million increase in IT Solutions, primarily during the fourth quarter of 2023.

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,028	3,229	(6)%
Selling, general and administrative	1,360	1,188	14%
Net loss on sale of businesses	123	493	(75)%
Operating expenses - affiliates	781	659	19%
Depreciation and amortization	1,400	1,534	(9)%
Goodwill impairment	1,970	4,638	(58)%
Total operating expenses	$8,662	11,741	(26)%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $201 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a decrease of $214 million associated with the sale of the Latin American business in the second half of 2022, as well as a decrease of $81 million associated with the sale of the EMEA business on November 1, 2023, partially offset by increases of $36 million in each equipment and maintenance and facilities expenses and an increase of $28 million in real estate and power costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $172 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase of $164 million in employee-related expenses and an increase of $26 million in marketing and advertising expenses a $73 million net loss as a result of the sale of select CDN contracts. These increases were partially offset by decreases of $73 million and $16 million, due to the sales of the Latin American and EMEA businesses, respectively.

Net Loss on Sale of Businesses

For a discussion of the loss on the sale of the EMEA business and the gain on the sale of the Latin American business sale that we recognized for the years ended December 31, 2023 and December 31, 2022, see Note 2—Divestitures of the Latin American and EMEA Businesses.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $122 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to $80 million of increased allocated corporate expense, which was partially offset by an increase in allocated revenue of $30 million, both of which were due to Lumen's 2022 ILEC divestiture. Additionally, operating expenses - affiliates increased $51 million due to higher pricing and use of direct access and government services provided by affiliates.

Depreciation and Amortization

The following tables provide detail regarding depreciation and amortization expense:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$686	790	(13)%
Amortization	714	744	(4)%
Total depreciation and amortization	$1,400	1,534	(9)%

Depreciation expense decreased by $104 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to discontinuation during the fourth quarter of 2022 of the depreciation of the tangible EMEA assets we divested, resulting in a decrease of $150 million of depreciation expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was partially offset by higher depreciation expense of $47 million associated with net growth in depreciable assets.

Amortization expense decreased by $30 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was due to discontinuation during the fourth quarter of 2022 of the amortization of the intangible EMEA assets we divested, resulting in a decrease of $30 million of amortization expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Goodwill Impairments

Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or more frequently if an event occurred or circumstances changed that indicated it was more likely than not the fair value of our reporting unit was less than our carrying value.

When we performed impairment tests during the second quarter of 2023 and the fourth quarter of 2022, we concluded the estimated fair value of our reporting unit was less than our carrying value of equity as of our testing dates. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $2.0 billion and $4.6 billion in the second quarter of 2023 and the fourth quarter of 2022, respectively. When we performed our annual impairment test in the fourth quarter of 2021, we concluded it was more likely than not that the fair value of our reporting unit exceeded the carrying value of equity. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2021.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(458)	(374)	22%
Interest income - affiliate	62	62	—%
Other income, net	15	23	(35)%
Total other expense, net	$(381)	(289)	32%
Income tax (benefit) expense	$(2)	256	(101)%

Interest Expense

Interest expense increased by $84 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in the average interest rate from 4.08% to 4.78%, partially offset by the decline in average outstanding long-term debt of approximately $720 million.

Interest Income - Affiliate

Interest income - affiliate remained flat at $62 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Gain on extinguishment of debt	$—	8
Foreign currency (loss) gain	(8)	13
Interest income	22	6
Other	1	(4)
Total other income, net	$15	23

Income Tax Expense

For the years ended December 31, 2023 and 2022, our effective income tax rate was 0.1% and (5.6)%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge recorded in the second quarter of 2023.The effective tax rate for the year ended December 31, 2022 includes a $969 million unfavorable impact of a non-deductible goodwill impairment and a $256 million unfavorable impact as a result of the sale of our Latin American business. See Note 13—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortized our other intangible assets over an estimated life of 5 years prior to becoming fully amortized in the fourth quarter of 2022. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews. At December 31, 2023, our definite-lived intangible assets totaled $4.2 billion, or 25% of our total assets and we had no goodwill or indefinite-lived intangible assets.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired. Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or more frequently if an event occurred or circumstances changed that indicate it is more likely than not the fair value of our reporting unit was less than our carrying value. In assessing goodwill for impairment, we would first assess qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than our carrying value.

Our annual impairment assessment date for goodwill was October 31, at which date we compared our estimated fair value of equity of our reporting unit to the carrying value of equity. If the estimated fair value was greater than the carrying value, we concluded no impairment exists. If the estimated fair value was less than the carrying value, we recorded a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimated the fair value by considering either or both of (i) a discounted cash flow method, which was based on the present value of projected cash flows over a discrete projection period and a terminal value, which was based on the expected normalized cash flows following the discrete projection period, and (ii) a market approach, which included the use of multiples of publicly-traded companies whose services were comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts required estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows considered recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these projected cash flows, and the discount rate applied to such cash flows, was subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate was based on a weighted average cost of capital approach, which used a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value was estimated based upon a market multiple applied to revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for an appropriate control premium based on recent market transactions. The fair value of our reporting unit was estimated under the market approach, using revenue and EBITDA market multiples weighted depending on the characteristics of the reporting unit. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us were reasonable.

For additional information on our goodwill balances and results of our impairment analyses, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Loss Contingencies and Litigation Reserves

We are involved in several potentially material legal proceedings, as described in more detail in Note 16—Commitments, Contingencies and Other Items. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability incurred upon resolving these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

For matters related to income taxes, if we determine in our judgment that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. We do not recognize any portion of an uncertain tax position if we determine in our judgment that the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. As such, our tax position may not be sustained, which could materially impact our consolidated financial statements.

Affiliate Transactions

We provide to and receive from Lumen Technologies and its subsidiaries ("our affiliates") various communications and other services. We recognize intercompany charges for the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

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

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Lumen Technologies treats our consolidated results as if we were a separate taxpayer. We are required to pay our tax liabilities to Lumen Technologies based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowances are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2023, we established a valuation allowance of $248 million primarily related to state NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

As of December 31, 2023, we had $1.5 billion of outstanding notes receivable-affiliate under a revolving credit facility that we extended to Lumen Technologies. The principal amount outstanding under such facility currently bears interest at 4.250% per annum, subject to certain adjustments as set forth in the facility. This principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

As of December 31, 2023, we held cash and cash equivalents of $2.0 billion, of which $40 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) proceeds from our recently completed divestitures, (iv) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants and (v) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Impact of the Divestiture of our Latin American and EMEA Businesses

As discussed in Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of this report, we sold our Latin American business on August 1, 2022 and our EMEA business on November 1, 2023. As further described elsewhere herein, these transactions have provided us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

Debt Instruments and Financing Arrangements

Our long-term debt (including current maturities and finance leases) outstanding totaled $9.0 billion as of December 31, 2023. Pursuant to exchange offers commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing issued $915 million of its 10.500% Senior Secured Notes due 2030 in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes. On April 17, 2023, Level 3 Financing issued an additional $9 million of its 10.500% Senior Secured Notes due 2030 in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes. See Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report for additional information.

On January 22, 2024, Lumen, Level 3 Financing and Qwest entered into a TSA with a group of creditors representing over $12.5 billion of their combined outstanding indebtedness to, among other things, extend maturities of the debt instruments of Lumen and Level 3 Financing and provide Lumen with access to a new revolving credit facility in an amount expected to be approximately $1.0 billion. In addition, the creditors have committed to provide $1.325 billion of financing to Lumen through new long-term debt. The consummation of the transactions contemplated by the TSA is subject to the satisfaction of various closing conditions. For more information, see Note 19—Subsequent Event to our consolidated financial statements included under Item 8 of Part II of this annual report.

Subject to market conditions and to the extent permitted under applicable debt covenants, from time to time we expect to continue to issue term debt or senior notes to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will be impacted by the ratings assigned us by the three major credit rating agencies, among other factors. As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Caa2	CC	CCC+
Secured	B3	B	B-

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries. could impact our access to capital or borrowing costs. With the recent downgrades of our credit ratings, we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions restrictions under our debt covenants, and other limitations, we may pursue similar transactions in the future to the extent feasible. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2023, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2023 include both current and long term obligations. These amounts include liabilities that have been classified as liabilities held for sale on our consolidated balance sheet. For our long-term debt as noted in Note 7—Long-Term Debt, we have a current obligation of $31 million and a long-term obligation of $9.0 billion of long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs). Under our operating leases as noted in Note 5—Leases, we have a current obligation of $348 million and a long-term obligation of $1.1 billion. As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $180 million and a long-term obligation of $552 million. Additionally, we have a current asset retirement obligation of $17 million and a long-term obligation of $77 million.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		Increase/(Decrease)
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$1,621	2,251	(630)
Net cash provided by investing activities	872	1,536	664
Net cash used in financing activities	(637)	(3,814)	(3,177)

Operating Activities

Net cash provided by operating activities decreased by $630 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower net income adjusted for non-cash expenses and gains, partially driven by the sale of the Latin American business in the second half of 2022 and the EMEA business on November 1, 2023. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash provided by investing activities decreased by $664 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to pre-tax proceeds of $2.7 billion from the sale of our Latin American business in the year ended December 31, 2022, partially offset by the pre-tax proceeds of $1.7 billion from the sale of the EMEA business and lower capital expenditures in the year ended December 31, 2023.

Financing Activities

Net cash used in financing activities decreased by $3.2 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022, a decrease in distributions paid to our parent and a decrease in debt repayments from the prior year period.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under a prior administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the potential impact of this legislation on us.

Market Risk

As of December 31, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of December 31, 2023, we had approximately $8.8 billion (excluding unamortized premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 73% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2023.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $7.0 billion of operating revenues for the year ended December 31, 2023. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Goodwill impairment
As discussed in Note 3 to the consolidated financial statements, the Company recorded a non-cash impairment charge of $2.0 billion for the year ended December 31, 2023. The Company assesses goodwill for impairment at least annually, or more frequently, if events or circumstances indicate the carrying value of a reporting unit likely exceeds its fair value. During the second quarter of 2023, the Company determined circumstances existed indicating it was more likely than not that the carrying value of their reporting unit exceeded its fair value. The Company estimated the fair value of its reporting unit using a market approach. The second quarter impairment test determined the carrying value of the Company's reporting unit exceeded its estimated fair value.

We identified the assessment of the Company’s second quarter goodwill impairment of its reporting unit as a critical audit matter. Subjective auditor judgment was required in evaluating the earnings before interest, taxes, depreciation, and amortization (“EBITDA”) market multiple assumption used to estimate the fair value of the reporting unit. The evaluation of this assumption was challenging as differences in judgment used to determine this assumption could have had a significant effect on the reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the EBITDA market multiple assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment test. This included controls related to the Company’s determination of the EBITDA market multiple assumption. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the EBITDA market multiple assumption by:

•comparing to an EBITDA market multiple range developed using publicly available market data for comparable entities
•performing sensitivity analysis that considered a range of EBITDA market multiples.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado
February 22, 2024

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$6,813	7,266	7,729
Operating revenue - affiliates	224	227	223
Total operating revenue	7,037	7,493	7,952
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	3,028	3,229	3,525
Selling, general and administrative	1,360	1,188	1,181
Net loss on sale of businesses	123	493	—
Operating expenses - affiliates	781	659	497
Depreciation and amortization	1,400	1,534	1,717
Goodwill impairment	1,970	4,638	—
Total operating expenses	8,662	11,741	6,920
OPERATING (LOSS) INCOME	(1,625)	(4,248)	1,032
OTHER (EXPENSE) INCOME
Interest expense	(458)	(374)	(361)
Interest income - affiliate	62	62	65
Other income, net	15	23	47
Total other expense, net	(381)	(289)	(249)
(LOSS) INCOME BEFORE INCOME TAXES	(2,006)	(4,537)	783
Income tax (benefit) expense	(2)	256	197
NET (LOSS) INCOME	$(2,004)	(4,793)	586
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
NET (LOSS) INCOME	$(2,004)	(4,793)	586
OTHER COMPREHENSIVE INCOME (LOSS)
Reclassification of realized loss on foreign currency translation to net loss on sale of businesses, net of $—, $—, and $— tax	350	112	—
Defined benefit pension plan adjustment, net of $—, $— and $— tax	—	18	16
Reclassification of net actuarial loss to net loss on the sale of businesses, net of $—, $— and $— tax	(22)	—	—
Foreign currency translation adjustment, net of $(3), $58 and $30 tax	(12)	(123)	(133)
Other comprehensive income (loss), net of tax	316	7	(117)
COMPREHENSIVE (LOSS) INCOME	$(1,688)	(4,786)	469
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,017	118
Accounts receivable, less allowance of $13 and $19	545	517
Note receivable - affiliate	1,466	1,468
Assets held for sale	12	1,853
Other	232	197
Total current assets	4,272	4,153
Property, plant and equipment, net of accumulated depreciation $3,665 and $2,875	7,398	7,303
GOODWILL AND OTHER ASSETS
Goodwill	—	1,970
Other intangible assets, net	4,237	4,973
Other, net	1,346	1,360
Total goodwill and other assets	5,583	8,303
TOTAL ASSETS	$17,253	19,759
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$31	26
Accounts payable	392	388
Accounts payable - affiliates	37	70
Accrued expenses and other liabilities
Salaries and benefits	195	146
Income and other taxes	105	86
Current operating lease liabilities	288	326
Interest	82	70
Other	78	39
Liabilities held for sale	—	446
Current portion of deferred revenue	300	274
Total current liabilities	1,508	1,871
LONG-TERM DEBT	8,952	8,070
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,623	1,420
Operating lease liabilities	845	922
Other	709	701
Total deferred revenue and other liabilities	3,177	3,043
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	3,644	7,119
Accumulated other comprehensive loss	(28)	(344)
Total member's equity	3,616	6,775
TOTAL LIABILITIES AND MEMBER'S EQUITY	$17,253	19,759
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
NET (LOSS) INCOME	$(2,004)	(4,793)	586
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,400	1,534	1,717
Net loss on sale of businesses	123	493	—
Goodwill impairment	1,970	4,638	—
Deferred income taxes	(10)	209	166
Changes in current assets and liabilities:
Accounts receivable	(23)	10	(72)
Accounts payable	6	(19)	(37)
Other assets and liabilities, net	(39)	(131)	(97)
Other assets and liabilities, affiliate	(26)	73	(846)
Changes in other noncurrent assets and liabilities, net	315	143	150
Other, net	(91)	94	3
Net cash provided by operating activities	1,621	2,251	1,570
INVESTING ACTIVITIES
Capital expenditures	(998)	(1,198)	(1,218)
Proceeds from sale of business	1,746	2,732	—
Proceeds from sale of property, plant and equipment and other assets	136	2	52
Other, net	(12)	—	—
Net cash provided by (used in) investing activities	872	1,536	(1,166)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	891
Distributions	(586)	(1,425)	(365)
Payments of long-term debt	(38)	(2,387)	(943)
Other	(13)	(2)	(1)
Net cash used in financing activities	(637)	(3,814)	(418)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,856	(27)	(14)
Cash, cash equivalents and restricted cash at beginning of period	164	191	205
Cash, cash equivalents and restricted cash at end of period	$2,020	164	191
Supplemental cash flow information:
Income taxes paid, net	$(8)	(10)	(27)
Interest paid (net of capitalized interest of $22, $16 and $15)	(433)	(387)	(368)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 7)	$924	—	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,017	118	146
Cash and cash equivalents, and restricted cash included in assets held for sale	—	44	39
Restricted cash included in Other current assets	1	—	2
Restricted cash included in Other, net noncurrent assets	2	2	4
Total	$2,020	164	191
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$7,119	13,337	13,116
Net (loss) income	(2,004)	(4,793)	586
Distributions	(1,510)	(1,425)	(365)
Other	39	—	—
Balance at end of period	3,644	7,119	13,337
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(344)	(351)	(234)
Other comprehensive income (loss)	316	7	(117)
Balance at end of period	(28)	(344)	(351)
TOTAL MEMBER'S EQUITY	$3,616	6,775	12,986
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

(1) Background and Summary of Significant Accounting Policies

General

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

For matters related to income taxes, if we determine the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. We do not recognize any portion of an uncertain tax position if the position has less than a 50% likelihood of being sustained. We recognize interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 35 months. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

Income Taxes

Lumen Technologies treats our consolidated results as if we were a separate taxpayer. Our reported deferred tax assets and liabilities, as discussed below and in Note 13—Income Taxes, are primarily determined as a result of the application of the separate return method and therefore the settlement of these amounts is dependent upon our parent, Lumen Technologies, rather than tax authorities. We are required to pay our tax liabilities based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax NOLs, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2023 or 2022.
Restricted Cash

Restricted cash and securities consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2023 and 2022.

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

Concentration of Credit Risk

We provide communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized global enterprises to small early stage companies primarily in the United States. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographical regions. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers, although letters of credit and deposits are required in certain limited circumstances. We have, from time to time, entered into agreements with value added resellers and other channel partners to reach enterprise markets for voice services. We have policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. We are not able to predict changes in the financial stability of our customers. Any material changes in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of receivables and could have a material effect on our results of operation.

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that were classified as held for sale as of December 31, 2023. See Note 2—Divestitures of the Latin American and EMEA Businesses for additional information.

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

Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or more frequently if an event occurred or circumstances changed that would indicate it was more likely than not the fair value of our reporting unit was less than the carrying value. The impairment assessment was performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. We were required to write-down the value of goodwill in periods in which the carrying amount of our reporting unit's equity exceeded the estimated fair value of the equity of the reporting unit, limited to the goodwill balance.
For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America prior to the August 1, 2022 sale of our Latin American business. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. Prior to the November 1, 2023 sale of our EMEA business and the August 1, 2022 sale of our Latin American business, a significant portion of our non-United States subsidiaries used the British pound, the Euro or the Brazilian Real, as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2023, December 31, 2022 and December 31, 2021. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in member's equity in our consolidated balance sheet and in our consolidated statements of comprehensive (loss) income in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense) in "Other, net" on our consolidated statements of operations.

Correction of Immaterial Errors

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated network expenses for periods prior to 2021. We have completed a quantitative and qualitative evaluation of the errors individually and in aggregate, and concluded the errors are immaterial to our previously issued consolidated financial statements. Notwithstanding this evaluation, we have revised certain line items on our December 31, 2022 consolidated balance sheet for these errors. The net effect of these adjustments was an increase of accounts payable and total liabilities of $23 million on our December 31, 2022 consolidated balance sheet. In addition, we recorded an adjustment to increase our January 1, 2021 member's equity by $23 million, which represents the cumulative correction of the immaterial errors prior to January 1, 2021. The errors did not have an impact on our previously issued consolidated statements of operations, comprehensive (loss) income, or cash flows for the years ended December 31, 2022 or 2021, and did not, and are not expected to, have an impact on the economics of the Company's existing or future commercial arrangements.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update ("ASU") 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have a material impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05, "Leases (Topic 842)" Lessors - Certain Leases with Variable Lease Payments" ("ASU 2021-05"). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Debt

On January 1, 2021, we adopted ASU 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs
Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"). This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321),
Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying
the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2023, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in the annual period of fiscal 2025 and early adoption is permitted. We have chosen not to early adopt this ASU.

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2023, we do not hold crypto assets and do not expect ASU 2023-08 will have any impact to our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for us in annual period fiscal 2024 and early adoption is permitted. As of December 31, 2023, we are evaluating its impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2023, we do not expect ASU 2023-06 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and initial Measurement” (“ASU 2023-05”). This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. ASU 2023-05 will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-05 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-04, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121” (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 became effective for us once the addition to the FASB Codification was made available. As of December 31, 2023, we do not expect ASU 2023-04 will have any impact to our consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 became effective for us once the addition to the FASB Codification was made available. As of December 31, 2023, we do not expect ASU 2023-03 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-02 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-01 will have any impact to our consolidated financial statements.

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"). These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance. Based on our review of our key material contracts through December 31, 2023, ASU 2022-06 does not have a material impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2022-03 will have any impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2023, ASU 2021-01 will not have a material impact to our consolidated financial statements.

(2) Divestitures of the Latin American and EMEA Businesses

Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC sold its Latin American business pursuant to a definitive agreement dated July 25, 2021 for pre-tax cash proceeds of approximately $2.7 billion.

For the year ended December 31, 2022, we recorded a $123 million net pre-tax gain on disposal associated with the sale of our Latin American business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, Lumen entered into a transition services agreement under which it provides to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services. Lumen also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these indemnifications to be $86 million, which is included in other long-term liabilities in our consolidated balance sheet and has reduced our gain on the sale accordingly.

The pre-tax net income of the Latin American business is estimated to be and reported as follows in the table below:

	Years Ended December 31,
	2022(1)	2021
	(Dollars in millions)
Latin American business pre-tax net income	$197	214
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

EMEA Business

On November 1, 2023, affiliates of Level 3 Parent, LLC completed the sale of its operations in EMEA business to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, for pre-tax cash proceeds of $1.7 billion after certain closing adjustments and transaction costs. This consideration is further subject to other post-closing adjustments and indemnities set forth in the Purchase Agreement, as amended and supplemented to date. In connection with the sale, we entered into a transition services agreement under which we provide the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services.

The pre-tax net income (loss) of the EMEA business is reported as follows in the table below:

	Years Ended December 31,
	2023(1)	2022	2021
	(Dollars in millions)
EMEA business pre-tax net income (loss)	$145	(226)	(98)
_______________________________________________________________________________
(1)The pre-tax net income includes operating results prior to the close of the sale of the EMEA business on November 1, 2023

The classification of the EMEA business as held for sale was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a pre-classification and post-classification goodwill impairment test as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million in the fourth quarter of 2022. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. For the year ended December 31, 2023, we recorded a $104 million net loss on disposal associated with the sale of our EMEA business. This loss is reflected as operating expense within the consolidated statements of operations.

The EMEA business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on November 1, 2023. As a result of closing the transaction, we derecognized $1.4 billion of net assets, the principal components of which were as follows:

November 1, 2023
EMEA Business
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$12
Accounts receivable, less allowance of $4	70
Other current assets	59
Property, plant and equipment, net accumulated depreciation of $1,019	1,957
Customer relationships and other intangible assets, net	107
Operating lease assets	208
Valuation allowance on assets held for sale(1)	(720)
Deferred tax assets	144
Other non-current assets	37
Total assets held for sale	$1,874
Liabilities held for sale
Accounts payable	$69
Salaries and benefits	20
Current portion of deferred revenue	25
Current operating lease liabilities	42
Other current liabilities	30
Deferred income taxes	60
Asset retirement obligations	32
Deferred revenue, non-current	102
Operating lease liabilities, non-current	93
Total liabilities held for sale	$473
______________________________________________________________________
(1)    Includes the impact of $350 million realized loss on foreign currency translation, net of tax, reclassified out of accumulated other comprehensive loss as of December 31, 2023 to the valuation allowance and loss on sale of the EMEA business.

We do not believe these divestitures represent a strategic shift for us. Therefore, the divested Latin American and EMEA businesses did not meet the criteria to be classified as discontinued operations. As a result, we continued to report our operating results for the Latin American and EMEA businesses in our consolidated operating results through the disposal dates of August 1, 2022 and November 1, 2023, respectively.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2023	2022(1)
	(Dollars in millions)
Goodwill(2)	$—	1,970
Customer relationships(3), less accumulated amortization of $3,896 and $3,265	$3,810	4,563
Capitalized software, less accumulated amortization of $419 and $387	427	410
Trade names, less accumulated amortization of — and $130(4)	—	—
Total other intangible assets, net	$4,237	4,973
______________________________________________________________________
(1)These values exclude assets classified as held for sale.
(2)We recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion during the second quarter of 2023.
(3)For the year ended December 31, 2023, customer relationships decreased $121 million in conjunction with the sale of select CDN customer contracts in the fourth quarter of 2023 that resulted in a net loss of $73 million included in selling, general and administrative expenses in our consolidated statement of operations.
(4)Trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the first quarter of 2023.

As of December 31, 2023, the gross carrying amount of customer relationships, capitalized software and other intangible assets was $8.6 billion.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We were required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill was October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we determined that our operations consisted of one reporting unit.

Second Quarter 2023 Goodwill Impairment Analysis

During the second quarter of 2023, the Company determined circumstances existed indicating it was more likely than not that the carrying value of our reporting unit exceeded its fair value. Given the continued erosion in Lumen's market capitalization, we determined our quantitative impairment analysis would estimate the fair value of our reporting unit using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. The revenue and EBITDA multiples were below these comparable market multiples. For the three months ended June 30, 2023, based on our assessment performed as described above, we concluded the estimated fair value was less than our carrying value of equity. As a result, our goodwill became fully impaired and we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion for the three months ended June 30, 2023.

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

2022 Goodwill Impairment Analyses

As of October 31, 2022, we estimated the fair value of equity of our reporting unit by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows using a rate that represented weighted average cost of capital of 9.4% as of the assessment date, which comprised an after-tax cost of debt of 4.8% and a cost of equity of 14.0%. We utilized company comparisons and analyst reports within the telecommunications industry which at the time of assessment supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.8x and 4.6x and 4.7x and 10.8x, respectively, resulting in an overall company revenue and EBITDA multiple of 2.5x and 7.1x, respectively. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of October 31, 2022, based on our assessment performed, the carrying value of our equity exceeded our fair value of equity and as a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of approximately $4.4 billion at October 31, 2022.

The classification of held for sale related to the EMEA business as described in Note 2—Divestitures of the Latin American and EMEA Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of October 31, 2022. We performed a pre-announcement goodwill impairment test described above to determine whether there was an impairment prior to the classification of these assets as held for sale and to determine the November 2, 2022 fair values to be utilized for goodwill allocation regarding the disposal group to be classified as assets held for sale. We also performed a post-announcement goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value that will remain following the divestiture exceeds the carrying value of the equity after classification of assets held for sale. We concluded no impairment existed following the divestiture.

Separate from the annual, pre-announcement and post-announcement goodwill assessments discussed above, we performed an assessment of our EMEA business disposal group for impairment using the purchase price compared to the carrying value of the EMEA business net assets. As a result, we concluded the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million. See Note 2—Divestitures of the Latin American and EMEA Businesses for additional information regarding the purchase price, carrying value, and impairment for goodwill of the EMEA business.

2021 Goodwill Impairment Analyses

At October 31, 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. As of October 31, 2021, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 14%. We concluded the goodwill was not impaired as of October 31, 2021.

The classification of held for sale assets, as described in Note 2—Divestitures of the Latin American and EMEA Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-classification goodwill impairment test to determine whether there was an impairment prior to the reclassification and to determine the July 31, 2021 fair values to be utilized for goodwill allocation to the Latin American business to be reclassified as assets held for sale. We concluded it is more likely than not that the fair value of our reporting unit exceeded the carrying value of equity of our reporting unit at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting unit that will remain following the divestiture exceeds the carrying value of the equity of the reporting unit after reclassification of assets held for sale.

At July 31, 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow methodology. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow methodology is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. As of July 31, 2021, based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 17%. We concluded we did not have any impairment as of July 31, 2021.

The following table shows the rollforward of goodwill from December 31, 2021 through December 31, 2023:

(Dollars in millions)
As of December 31, 2021 (1)	$6,666
Effect of foreign currency exchange rate changes and other	(58)
Impairment	(4,638)
As of December 31, 2022 (1)	1,970
Impairment	(1,970)
As of December 31, 2023 (1)	$—
_______________________________________________________________________________
(1)Goodwill at December 31, 2023, December 31, 2022, December 31, 2021 is net of accumulated impairment loss of $10.2 billion, $8.2 billion and $3.6 billion, respectively.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $714 million, $744 million and $843 million, respectively. As of December 31, 2023, the weighted average remaining useful lives of our finite-lived intangible assets was approximately 7 years in total; 7 years for customer relationships, and 4 years for capitalized software.

We estimate that total amortization expense for intangible assets for the years ending 2024 through 2028 will be as provided in the table below.

(Dollars in millions)
2024	$669
2025	650
2026	637
2027	596
2028	553

(4) Revenue Recognition

We categorize our products and services and related revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes primarily IT solutions; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the years ended December 31, 2023, 2022 and 2021. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the Latin American and EMEA businesses revenues prior to being sold on August 1, 2022 and November 1, 2023, respectively:

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,890	(595)	3,295
Nurture	1,704	(15)	1,689
Harvest	1,068	—	1,068
Other	151	—	151
Affiliate Services	224	(224)	—
Total Revenue	$7,037	(834)	6,203

Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			6,203
Total revenue from contracts with customers			$6,203

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,960	(665)	3,295
Nurture	1,905	(15)	1,890
Harvest	1,283	—	1,283
Other	118	—	118
Affiliate Services	227	(227)	—
Total Revenue	$7,493	(907)	6,586

Timing of revenue:
Goods transferred at a point in time			$4
Services performed over time			6,582
Total revenue from contracts with customers			$6,586

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$4,021	(724)	3,297
Nurture	2,087	(12)	2,075
Harvest	1,440	—	1,440
Other	181	—	181
Affiliate Services	223	(223)	—
Total Revenue	$7,952	(959)	6,993

Timing of revenue:
Goods transferred at a point in time			$13
Services performed over time			6,980
Total revenue from contracts with customers			$6,993
_______________________________________________________________
(1)     Includes lease revenue which is not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$544	515
Contract assets (2)	8	13
Contract liabilities (3)	222	222
_______________________________________________________________________________
(1)Reflects gross customer receivables of $557 million and $534 million, net of allowance for credit losses of $13 million and $19 million, as of December 31, 2023 and 2022, respectively. At December 31, 2022 amounts exclude customer receivables, net, classified as held for sale of $76 million related to the EMEA business which was sold November 1, 2023.
(2)At December 31, 2022 these amounts exclude contract assets classified as held for sale of $16 million at related to the EMEA business which was sold November 1, 2023.
(3)At December 31, 2022 these amounts exclude contract liabilities classified as held for sale of $59 million related to the EMEA business which was sold November 1, 2023.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the years ended December 31, 2023 and 2022, we recognized $139 million and $148 million, respectively, of revenue that was included in contract liabilities of $281 million and $305 million as of January 1, 2023 and 2022, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2023, we expect to recognize approximately $4.0 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2023, the transaction price related to unsatisfied performance obligation that are expected to be recognized in 2024, 2025 and thereafter was $1.8 billion, $1.2 billion and $1.0 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed) and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs for the years ended:

	Year Ended December 31, 2023
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	106
Costs incurred	55	87
Amortization	(57)	(69)
Change in contract costs held for sale	(4)	(27)
End of period balance	$70	97

	Year Ended December 31, 2022
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$76	99
Costs incurred	61	83
Amortization	(55)	(76)
Classified as held for sale(1)	(6)	—
End of period balance	$76	106
_____________________________________________________________________
(1)     Represents the amounts classified as held for sale related to the divestiture of our Latin American and EMEA businesses on August 1, 2022 and November 1, 2023, respectively. See Note 2—Divestitures of the Latin American and EMEA Businesses.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 35 months for our business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of deferred costs that are anticipated to be amortized in the next 12 months in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Operating and short-term lease cost	$384	348	368
Finance lease cost:
Amortization of right-of-use assets	23	25	24
Interest on lease liability	10	11	12
Total finance lease cost	33	36	36
Total lease cost	$417	384	404

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

Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 13 leased property locations that were underutilized. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the year ended December 31, 2021 we incurred accelerated lease costs of approximately $15 million. We did not further rationalize our lease footprint or incur material accelerated lease costs during the years ended December 31, 2022 and December 31, 2023. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

For the years ended December 31, 2023, 2022 and 2021, our gross rental expense, including the accelerated lease costs discussed above, was $417 million, $384 million and $404 million, respectively. We also received sublease rental income for the years ended December 31, 2023, 2022 and 2021 of $14 million, $14 million and $12 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		Years Ended December 31,
Leases	Classification on the Balance Sheet	2023	2022
		(Dollars in millions)
Assets
Operating lease assets	Other, net(1)	$1,056	1,168
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	191	241
Total leased assets		$1,247	1,409

Liabilities
Current
Operating	Current operating lease liabilities(2)	$288	326
Finance	Current maturities of long-term debt	14	14
Noncurrent
Operating	Operating lease liabilities(3)	845	922
Finance	Long-term debt	190	210
Total lease liabilities		$1,337	1,472

Weighted-average remaining lease term (years)
Operating leases		7.1	6.7
Finance leases		10.0	10.9
Weighted-average discount rate
Operating leases		6.63%	5.23%
Finance leases		4.97%	4.97%
_______________________________________________________________________________
(1) Includes affiliate operating lease assets of $311 million and $391 million as of December 31, 2023 and 2022, respectively.
(2) Includes current portion of affiliate operating lease liabilities of $129 million and $125 million as of December 31, 2023 and 2022, respectively.
(3) Includes noncurrent portion of affiliate operating lease liabilities of $201 million and $286 million as of December 31, 2023 and 2022, respectively.

At December 31, 2022, we classified certain operating and finance lease assets and liabilities related to the EMEA business, which was sold as of November 1, 2023, as held for sale and discontinued recording amortization on the related right-of-use assets upon this classification. These operating and finance lease assets and liabilities held for sale are not reflected in the above or throughout the disclosures within this note. See Note 2—Divestitures of the Latin American and EMEA Businesses for more information.

Supplemental unaudited consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$384	346
Operating cash flows for finance leases	10	11
Financing cash flows for finance leases	23	84
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$104	381
Right-of-use assets obtained in exchange for new finance lease liabilities	8	70
As of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2024	$348	24
2025	258	25
2026	197	25
2027	124	26
2028	86	26
Thereafter	454	135
Total lease payments	1,467	261
Less: interest	(334)	(57)
Total	1,133	204
Less: current portion	(288)	(14)
Long-term portion	$845	190

As of December 31, 2023, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various office facilities, colocation facilities and dark fiber to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2023, 2022 and 2021 our gross rental income was $676 million, $746 million and $802 million, respectively, which represents 10% of our operating revenue for each of the years ended December 31, 2023, 2022 and 2021.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at beginning of period	$19	39	45
Provision for expected losses	8	4	19
Write-offs charged against the allowance	(19)	(22)	(27)
Recoveries collected	4	3	5
Change in allowance in assets held for sale(1)	1	(5)	(3)
Balance at end of period	$13	19	39
______________________________________________________________________
(1)     Represents the amounts classified as held for sale related to the divestitures of our Latin American and EMEA businesses prior to the divestitures on August 1, 2022 and November 1, 2023, respectively. See Note 2—Divestitures of the Latin American and EMEA Businesses.

For the year ended December 31, 2023 and the year ended December 31, 2022, we decreased our allowance for credit losses primarily due to higher write-off activity.

(7) Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	December 31, 2023	December 31, 2022
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt: (2)
Senior notes	3.400% - 10.500%	2027 - 2030	$2,425	1,500
Tranche B 2027 Term Loan (3)	SOFR + 1.75%	2027	2,411	2,411
Senior Notes and Other Debt:
Senior notes (4)	3.625% - 4.625%	2027 - 2029	3,940	3,940
Finance leases and other obligations	Various	Various	259	291
Unamortized premiums, net			2	3
Unamortized debt issuance costs			(54)	(49)
Total long-term debt			8,983	8,096
Less current maturities			(31)	(26)
Long-term debt, excluding current maturities			$8,952	8,070
_______________________________________________________________________________
(1)As of December 31, 2023.
(2)See the remainder of this Note for a description of certain affiliate guarantees and liens securing this debt.
(3)The Tranche B 2027 Term Loan had an interest rate of 7.220% and 6.134% as of December 31, 2023 and December 31, 2022, respectively.
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

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Interest expense:
Gross interest expense	$480	390	376
Capitalized interest	(22)	(16)	(15)
Total interest expense	$458	374	361

Senior Secured Term Loan

As of December 31, 2023, Level 3 Financing, Inc. owed $2.4 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or SOFR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at SOFR plus 1.75% per annum.

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

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and intercompany debt) maturing during the following years:

(Dollars in millions)
2024	$31
2025	36
2026	35
2027	4,180
2028	1,219
2029 and thereafter	3,534
Total long-term debt	$9,035

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2023 and 2022, we had outstanding letters of credit or other similar obligations of approximately $2 million and $3 million, respectively, of which $2 million and $3 million were collateralized by restricted cash. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our balance sheets.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. During 2023 , we have received approximately $15 million of credits. We received no significant credits during 2022. Our outstanding obligations under the plan were $55 million and $67 million, respectively, of which $16 million and $12 million were included in current maturities of long-term debt and the remaining balances were reflected as the long-term debt.

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

Compliance

As of December 31, 2023 and December 31, 2022, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Subsequent Event

See Note 19—Subsequent Event for information regarding certain debt restructuring transactions contemplated under our amended and restated transaction support agreement dated as of January 22, 2024.

(8) Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Trade receivables	$435	440
Earned and unbilled receivables	122	94
Other	1	2
Total accounts receivable	558	536
Less: allowance for credit losses	(13)	(19)
Accounts receivable, less allowance	$545	517

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

(9) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2023	2022(5)
		(Dollars in millions)
Land	N/A	$202	202
Fiber conduit and other outside plant (1)	15-45 years	4,380	4,133
Central office and other network electronics (2)	7-10 years	3,467	2,977
Support assets (3)	3-30 years	2,252	2,145
Construction-in-progress (4)	N/A	762	721
Gross property, plant and equipment		11,063	10,178
Accumulated depreciation		(3,665)	(2,875)
Net property, plant and equipment		$7,398	7,303
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
(5)At December 31, 2022, we had $1.9 billion of certain property, plant and equipment, net related to our EMEA business which was classified as held for sale at this date and which was sold on November 1, 2023. See Note 2—Divestitures of the Latin American and EMEA Businesses for more information.

Depreciation expense was $686 million, $790 million and $874 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Asset Retirement Obligations

As of December 31, 2023 and 2022, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Balance at beginning of period	$85	121
Accretion expense	4	5
Liabilities settled	(6)	(7)
Change in estimate	11	(4)
Classified as held for sale (1)	—	(30)
Balance at end of period	$94	85
_______________________________________________________________________________
(1)Represents the amounts classified as held for sale related to our EMEA business as of December 31, 2022. See Note 2—Divestitures of the Latin American and EMEA Businesses.

The changes in estimate referred to in the table above was offset against gross property, plant and equipment.

(10) Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. We recognized $32 million in expense related to this plan for the year ended December 31, 2023 and $31 million for each of the years ended December 31, 2022 and 2021.

Other defined contribution plans we sponsored were individually and in aggregate not material.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our defined benefit post-retirement plans, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The fair value of the plan assets was $40 million and $112 million as of December 31, 2023 and 2022, respectively. The total plan benefit obligations were $39 million and $102 million as of December 31, 2023 and 2022, respectively. Therefore, the plans were fully funded as of December 31, 2023 and December 31, 2022. The decrease in these balances is primarily the result of the sale of our EMEA business.

(11) Stock-based Compensation

Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation expense of approximately $22 million, $43 million and $47 million, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2023 and 2022, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2023		2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases and other obligations	2	$8,724	6,418	7,805	6,581
Indemnifications related to the sale of the Latin American business(1)	3	86	86	86	86
_______________________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

(13) Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Federal
Current	$(1)	—	—
Deferred	(9)	271	125
State and local
Current	8	21	12
Deferred	(11)	4	28
Foreign
Current	1	26	16
Deferred	10	(66)	16
Total income tax (benefit) expense	$(2)	256	197

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income tax (benefit) expense was allocated as follows:
Income tax (benefit) expense in the consolidated statements of operations:
Attributable to income	$(2)	256	197
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	$3	(58)	(30)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2023	2022	2021
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.3%	(0.3)%	4.1%
Goodwill impairment	(19.4)%	(21.4)%	—%
Divestiture of business(1)	(2.5)%	(5.1)%	—%
Net foreign income tax	—%	0.2%	1.6%
Research and development credits	0.1%	0.1%	(0.4)%
Other, net	0.6%	(0.1)%	(1.1)%
Effective income tax rate	0.1%	(5.6)%	25.2%
_______________________________________________________________________________
(1)Includes Global Intangible Low-Taxes Income ("GILTI") incurred as a result of the sale of our Latin American business.

For the year ended December 31, 2023, the effective tax rate is 0.1% compared to (5.6)% and 25.2% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate for the year ended December 31, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge recorded in the second quarter of 2023.The effective tax rate for the year ended December 31, 2022 includes a $969 million unfavorable impact of non-deductible goodwill impairment and a $256 million unfavorable impact related to incurring GILTI as a result of the sale of our Latin American business.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets
Deferred revenue	$—	261
Net operating loss carry forwards	1,598	1,680
Property, plant and equipment	—	92
Other	575	448
Gross deferred tax assets	2,173	2,481
Less valuation allowance	(248)	(303)
Net deferred tax assets	1,925	2,178
Deferred tax liabilities
Deferred revenue	—	(5)
Property, plant and equipment	(1,189)	(1,142)
Intangible assets	(1,063)	(1,328)
Other	(9)	(58)
Gross deferred tax liabilities	(2,261)	(2,533)
Net deferred tax liabilities	$(336)	(355)

Of the $336 million and $355 million net deferred tax liabilities as of December 31, 2023 and 2022, respectively, $375 million and $387 million is reflected as a long-term liability, in other on our consolidated balance sheets and $39 million and $32 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets.

As of December 31, 2023, we had gross federal NOLs net of uncertain tax positions of $6.3 billion, which will expire between 2026 and 2037 if unused, and state NOLs net of uncertain tax positions of $6.1 billion. Our deferred tax asset balance is based on our historical balance and subsequent standalone activity since we were acquired by Lumen in 2017 and does not correspond to the amount of NOLs that are available for use by Lumen.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2023, a valuation allowance of $248 million was recorded as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance as of December 31, 2023 and 2022 is primarily related to federal capital loss carry forwards and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2023 and 2022 is as follows:

	2023	2022
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$813	876
Decrease in tax positions of current year netted against deferred tax assets	(50)	(34)
Increase in tax positions of prior periods netted against deferred tax assets	43	—
Decrease in tax positions taken in the prior period	—	(2)
Increase in tax positions taken in the current period	—	3
Decreases related to divestitures of businesses	(2)	(30)
Decrease from the lapse of statute of limitations	(5)	—
Unrecognized tax benefits at end of period	$799	813

As of December 31, 2023 the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $3 million. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $1 million as of both December 31, 2023 and 2022.

We, or at least one of our affiliates, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carry forwards are available.

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may increase by up to $174 million within the next 12 months. The actual amount of such increase, if any, will depend on several future developments and events, many of which are outside our control.

In August 2022, the Inflation Reduction Act was signed into law and which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, it is expected to have an immaterial impact to our financial statements.

(14) Geographic and Customer Concentrations

The following tables present total assets as of the years ended December 31, 2023 and 2022 as well as operating revenue for the years ended December 31, 2023, 2022 and 2021 by geographic region:

	Total Assets
	As of December 31,
	2023	2022
	(Dollars in millions)
North America	$17,253	18,061
Europe, Middle East and Africa	—	1,698
Total	$17,253	19,759

	Revenue
	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
North America	$6,345	6,256	6,365
Europe, Middle East and Africa(2)	628	734	805
Latin America(1)	64	503	782
Total	$7,037	7,493	7,952
_______________________________________________________________________________
(1)Includes revenue prior to closing the sale of the Latin American business on August 1, 2022, revenue recognized through post-closing commercial agreements subsequent to the sale and revenue related to servicing our customers in those regions.
(2)Includes revenue prior to closing the sale of the EMEA business on November 1, 2023.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 18%, 15% and 17% of our total operating revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

(15) Affiliate Transactions

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

We also purchase services from our affiliates, including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance, administration and executive support. Our affiliates charge us for those services using the allocation methodology described above.

We have a revolving credit facility that we extended to Lumen Technologies, Inc. under which we had $1.5 billion of outstanding affiliate notes receivable as of December 31, 2023 and 2022. As of December 31, 2023, the interest rate for this facility was 4.250% per annum and is subject to certain adjustments as set forth in the facility. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than October 15, 2025, which maturity date may be extended for two additional one-year periods. The facility has covenants, including a maximum total leverage ratio, and is subject to other limitations.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at December 31, 2023 and December 31, 2022, we had accrued $38 million and $40 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in other current liabilities or other liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $38 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Huawei Network Deployment Investigations

Lumen has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in Lumen’s networks.

•DOJ. Lumen has received a civil investigative demand from the U.S. Department of Justice in the course of a False Claims Act investigation alleging that Lumen Technologies, Inc. and Lumen Technologies Government Solutions, Inc. failed to comply with the requirements in federal contracts concerning their use of Huawei equipment.

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company that the FCC has determined poses a national security threat to the integrity of communications networks or the communications supply chain.

•Team Telecom. The Committee for the Assessment of Foreign Participation in the United States Telecommunications Service Sector (comprised of the U.S. Attorney General, and the Secretaries of the Department of Homeland Security, and the Department of Defense), commonly referred to as Team Telecom, issued questions and requests for information relating to Lumen’s FCC licenses and its use of Huawei equipment.

We are cooperating with the investigations.

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

Right-of-Way

As of December 31, 2023, our future rental commitments and right-of-way ("ROW") agreements were as follows:

Future Rental Commitments and ROW Agreements
(Dollars in millions)
2024	$104
2025	36
2026	34
2027	33
2028	28
2029 and thereafter	277
Total future minimum payments	$512

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $220 million as of December 31, 2023. Of this amount, we expect to purchase $76 million in 2024, $70 million in 2025 through 2026, $28 million in 2027 through 2028 and $46 million in 2029 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2023.

(17) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the years ended December 31, 2022 and December 31, 2023:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2021	$3	(354)	(351)
Other comprehensive income (loss), net of tax	18	(123)	(105)
Amounts reclassified from accumulated other comprehensive income (loss)	—	112	112
Net other comprehensive income (loss)	18	(11)	7
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive loss, net of tax	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	350	328
Net other comprehensive (loss) income	(22)	338	316
Balance at December 31, 2023	$(1)	(27)	(28)

The table below present further information about our reclassifications out of accumulated other comprehensive (loss) income by component for the year ended December 31, 2023:

Year Ended December 31, 2023	Reclassification out of Accumulated Other Comprehensive Loss	Affected line item in Consolidated Balance Sheets and Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to valuation allowance within assets held for sale(2)	$353	Assets held for sale
Reclassification of realized loss on foreign currency translation to loss on sale of business(3)	(3)	Net loss (gain) on sale of businesses
Subtotal reclassification of realized loss on foreign currency	350
Reclassification of net actuarial loss to valuation allowance within assets held for sale(2)	(24)	Assets held for sale
Reclassification of net actuarial gain to loss on sale of business(3)	2	Net loss (gain) on sale of businesses
Subtotal reclassification of net actuarial loss	(22)
Income tax benefit	—	Income tax expense
Net of tax	$328

The table below present further information about our reclassifications out of accumulated other comprehensive (loss) income by component for the year ended December 31, 2022:

Year Ended December 31, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to net loss on sale of businesses	$112	Net loss on sale of businesses
Income tax benefit	—	Income tax expense
Net of tax	$112

(18) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	As of December 31,
	2023	2022(1)
	(Dollars in millions)
Prepaid expenses	$123	99
Contract fulfillment costs	50	44
Contract acquisition costs	40	42
Contract assets	6	10
Other	13	2
Total other current assets	$232	197
_______________________________________________________________________________
(1)Excludes $56 million of other current assets related to the EMEA business sold on November 1, 2023 that were classified as held for sale as of December 31, 2022.

(19) Subsequent Event

On January 22, 2024, the Lumen, Level 3 Financing, Qwest and a group of creditors holding a majority of Lumen's consolidated debt (the "TSA Parties") amended and restated the transaction support agreement that we originally entered into with a subset of the TSA Parties on October 31, 2023 (as amended and restated, the "Transaction Support Agreement").

The Transaction Support Agreement defines the parties’ commitments to effect a series of transactions (the “TSA Transactions”) set forth in the term sheet attached thereto (the “Term Sheet”). Among other things and subject to the terms and conditions set forth therein, the Transaction Support Agreement, including the Term Sheet, contemplates:

•the incurrence by Level 3 Financing of $1.325 billion in new money long term senior secured first lien indebtedness, which indebtedness will be backstopped by certain of the consenting lenders;

•a new Lumen revolving credit facility in an amount expected to be approximately $1 billion;

•the extension of maturities, covenant modifications and rate increases of certain secured and unsecured indebtedness at Lumen and Level 3 Financing through a series of exchanges and other debt transactions with certain consenting lenders as set forth in the Term Sheet; and

•the repayment of certain indebtedness of the Company and Qwest.

The outside date for completion of the TSA Transactions under the Transaction Support Agreement is February 29, 2024, which Lumen may unilaterally extend at its discretion to March 31, 2024. The Company expects to consummate the TSA Transactions in the first quarter of 2024, subject to the satisfaction of remaining closing conditions.

Following consummation of the TSA Transactions, Level 3 Financing and our other affiliates may assess potential follow-on transactions with respect to non-participating creditors.

Additional information about the Transaction Support Agreement and the TSA Transactions is available in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024, and Exhibit 10.10 to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting and reporting for the completed divestiture of our EMEA business, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2023. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us were $2.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

4.1(i)
Indenture, dated as of September 25, 2019, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated September 25, 2019).

4.1(ii)
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

4.1(iii)
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

4.2(i)
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

4.2(ii)
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

4.2(iii)
Supplement, dated as of October 26, 2023, to the Supplemental Indenture dated as of April 15, 2020, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, clarifying which subsidiaries are guarantors of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Parent, LLC’s Quarterly Report on Form 10-Q (File No. 001-35134) for the quarterly period ended September 30, 2023).

4.2(iv)*
Second Supplemental Indenture, dated as of December 29, 2023, among Level 3 Financing, Inc., on behalf of itself as issuer and certain specified existing guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, Level 3 Parent, LLC, as guarantor, and several subsidiaries thereof, designating such subsidiaries as additional guarantors of Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027.

4.3(i)
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

4.3(ii)
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

4.3(iii)
Supplement, dated as of October 26, 2023, to the Supplemental Indenture dated as of April 15, 2020, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, clarifying which subsidiaries are guarantors of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to Level 3 Parent, LLC’s Quarterly Report on Form 10-Q (File No. 001-35134) for the quarterly period ended September 30, 2023).

4.3(iv)*
Second Supplemental Indenture, dated as of December 29, 2023, among Level 3 Financing, Inc., on behalf of itself as issuer and certain specified existing guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, Level 3 Parent, LLC, as guarantor, and several subsidiaries thereof, designating such subsidiaries as additional guarantors of Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029.

4.4(i)
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated June 15, 2020).

4.4(ii)
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

4.4(iii)
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

4.5(i)
Indenture, dated as of August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated August 12, 2020).

4.5(ii)
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

4.5(iii)
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

4.6(i)
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

4.6(ii)
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

4.6(iii)
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

4.7(i)
Indenture dated March 31, 2023, among Level 3 Financing, Inc., as Issuer, Level 3 Parent, LLC, as Guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, as Trustee and Note Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Level 3 Parent, LLC’s Current Report on Form 8 K (File No. 001-35134) filed with the Securities and Exchange Commission on March 31, 2023).

4.7(ii)
Supplemental Indenture, dated as of October 23, 2023, among Level 3 Financing, Inc., as Issuer, The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of certain specified secured guarantees of the 10.500% Senior Secured Notes due 2030 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to Level 3 Parent, LLC’s Quarterly Report on Form 10-Q (File No. 001-35134) for the quarterly period ended September 30, 2023).

4.7(iii)*
Second Supplemental Indenture, dated as of December 29, 2023, among Level 3 Financing, Inc., on behalf of itself as issuer and certain specified existing guarantors, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, Level 3 Parent, LLC, as guarantor, and several subsidiaries thereof, designating such subsidiaries as additional guarantors of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030.

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

10.10
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on January 25, 2024).

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
101*
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 22, 2024.

LEVEL 3 PARENT, LLC
Date: February 22, 2024	By:	/s/ Andrea Genschaw
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

Signature	Title	Date
/s/ Kate Johnson	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Chris Stansbury

/s/ Stacey W. Goff	Executive Vice President, General Counsel and Director	February 22, 2024
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 22, 2024
Andrea Genschaw