Form 10-Q
period 2024-03-31
Level 3 Parent, LLC
filed 2024-04-30
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35134

LEVEL 3 PARENT, LLC
(Exact name of registrant as specified in its charter)

Delaware		47-0210602
(State of Incorporation)		(I.R.S. Employer Identification No.)
931 14th Street,
Denver	CO	80202-2994
(Address of principal executive offices)		(Zip Code)
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

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refer to its affiliate Qwest Corporation.

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

•statements concerning the anticipated impact of our completed, pending or proposed transactions, investments, product development, transformation plans, buildout plans, deleveraging plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes and benefits payments;

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

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout and deleveraging strategies;

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to attain the anticipated benefits of our March 22, 2024 debt transactions;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

OPERATING REVENUE
Operating revenue	$1,531	1,727
Operating revenue - affiliates	59	57
Total operating revenue	1,590	1,784
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	672	771
Selling, general and administrative	337	286
Loss on sale of business	22	77
Operating expenses - affiliates	238	168
Depreciation and amortization	364	347
Total operating expenses	1,633	1,649
OPERATING (LOSS) INCOME	(43)	135
OTHER (EXPENSE) INCOME
Interest expense	(129)	(93)
Interest income - affiliate	22	16
Net gain on early retirement of debt (Note 5)	54	—
Other income, net	14	5
Total other expense, net	(39)	(72)
(LOSS) INCOME BEFORE INCOME TAXES	(82)	63
Income tax (benefit) expense	(18)	22
NET (LOSS) INCOME	$(64)	41
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

NET (LOSS) INCOME	$(64)	41
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments, net of $— and $(6) tax	(2)	11
Other comprehensive (loss) income, net of tax	(2)	11
COMPREHENSIVE (LOSS) INCOME	$(66)	52
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$399	2,017
Accounts receivable, less allowance of $11 and $13	572	545
Accounts receivable - affiliates	87	—
Notes receivable - affiliate	2,668	1,466
Other	232	244
Total current assets	3,958	4,272
Property, plant and equipment, net of accumulated depreciation of $3,779 and $3,665	7,413	7,398
OTHER ASSETS
Customer relationships and other intangible assets, net	4,067	4,237
Other, net	1,289	1,346
Total other assets	5,356	5,583
TOTAL ASSETS	$16,727	17,253
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$32	31
Accounts payable	403	392
Accounts payable - affiliates	—	37
Accrued expenses and other liabilities
Salaries and benefits	121	195
Income and other taxes	113	105
Current operating lease liabilities	295	288
Interest	68	82
Other	54	78
Current portion of deferred revenue	312	300
Total current liabilities	1,398	1,508
LONG-TERM DEBT	10,155	8,952
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,682	1,623
Operating lease liabilities	806	845
Other	682	709
Total deferred revenue and other liabilities	3,170	3,177
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S EQUITY
Member's equity	2,034	3,644
Accumulated other comprehensive loss	(30)	(28)
Total member's equity	2,004	3,616
TOTAL LIABILITIES AND MEMBER'S EQUITY	$16,727	17,253
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(64)	41
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	364	347
Net loss on sale of businesses	22	77
Deferred income taxes	(19)	19
Net gain on early retirement of debt	(54)	—
Changes in current assets and liabilities:
Accounts receivable	(26)	(15)
Accounts payable	(20)	27
Other assets and liabilities, net	(69)	(108)
Other assets and liabilities, affiliate	(119)	42
Changes in other noncurrent assets and liabilities, net	238	(30)
Other, net	(35)	(21)
Net cash provided by operating activities	218	379
INVESTING ACTIVITIES
Capital expenditures	(204)	(244)
Proceeds from sale of property, plant and equipment and other assets	9	23
Increase in notes receivable - affiliate	(1,202)	—
Other, net	—	(4)
Net cash used in investing activities	(1,397)	(225)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Distributions	(1,756)	(110)
Contributions	210	—
Payments of long-term debt	(8)	(8)
Debt issuance and extinguishment costs and related fees	(210)	(11)
Net cash used in financing activities	(439)	(129)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,618)	25
Cash, cash equivalents and restricted cash at beginning of period	2,020	164
Cash, cash equivalents and restricted cash at end of period	$402	189
Supplemental cash flow information:
Income taxes paid, net	$(1)	(1)
Interest paid (net of capitalized interest of $7 and $5)	$(140)	(114)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	915
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$399	147
Cash and cash equivalents and restricted cash included in assets held for sale	—	40
Restricted cash included in Other current assets	1	—
Restricted cash included in Other, net noncurrent assets	2	2
Total	$402	189
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

MEMBER'S EQUITY
Balance at beginning of period	$3,644	7,119
Net (loss) income	(64)	41
Distributions	(1,756)	(1,025)
Contributions	210	—
Other	—	41
Balance at end of period	2,034	6,176
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(28)	(344)
Other comprehensive (loss) income	(2)	11
Balance at end of period	(30)	(333)
TOTAL MEMBER'S EQUITY	$2,004	5,843
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes To Consolidated Financial Statements
(UNAUDITED)

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc. and their respective subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refer to its affiliate Qwest Corporation.

(1) Background

General

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition.

During 2022 and 2023, we divested components of our business, referenced herein as the Europe, Middle East and Africa ("EMEA") business, divested November 1, 2023 and the Latin American business, divested August 1, 2022. Please refer to Note 2—Divestitures of the Latin American and EMEA Businesses our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on these divestitures. As we determined that neither of these divestitures represented a strategic shift for Level 3, they did not meet the criteria to be treated as discontinued operations and we continued to report our operating results for both of the divested businesses in our consolidated operating results through their respective disposal dates.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2023, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Operating lease assets are included in other, net under other assets on our consolidated balance sheets. Other, net included affiliate operating lease assets of $283 million and $311 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $136 million and $129 million as of March 31, 2024 and December 31, 2023, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $176 million and $201 million as of March 31, 2024 and December 31, 2023, respectively.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021. Notwithstanding this evaluation, we revised certain line items on our December 31, 2022 consolidated balance sheet in prior periods for these errors, which resulted in a decrease to our member's equity by $23 million, reflected in our January 1, 2023 and March 31, 2023 member's equity in our consolidated statements of member's equity herein. Please refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

Change in Accounting Estimate

During the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense approximately $7 million, $5 million net of tax, from continuing operations for the quarter ended March 31, 2024.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Adoption of Other ASU With No Impact

As of March 31, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of March 31, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for us in annual period fiscal 2024 and early adoption is permitted. As of March 31, 2024, we do not expect ASU 2023-07 will have any impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Customer relationships and other intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,047 and $3,896	$3,655	3,810
Capitalized software, less accumulated amortization of $431 and $419	412	427
Total customer relationships and other intangible assets, net	$4,067	4,237

As of March 31, 2024, the gross carrying amount of customer relationships and capitalized software was $8.5 billion.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired. We are required to assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit. During the second quarter of 2023, we fully impaired our remaining goodwill balance, recognizing a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion in that period.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2024 and 2023 totaled $186 million and $176 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2024 through 2028 will be as provided in the table below.

(Dollars in millions)
2024 (remaining nine months)	$519
2025	649
2026	636
2027	594
2028	557

(3) Revenue Recognition

We categorize our products and services revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C"), wavelengths services and software-defined wide area networks ("SD WAN");
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes primarily managed and professional service solutions and content delivery network ("CDN") revenue, prior to the sale of substantially all of our CDN contracts in late 2023; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.

From time to time, we may change the categorization of our products and services.

Disaggregated Revenue by Service Offering

The following table provides disaggregation of revenue from contracts with customers based on service offering for the three months ended March 31, 2024 and 2023. It also provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the EMEA business revenue prior to it being sold on November 1, 2023. See Note 2—Divestitures of the Latin American and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these divestitures.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$921	(125)	796	975	(162)	813
Nurture	385	(4)	381	438	(3)	435
Harvest	195	—	195	260	—	260
Other	30	—	30	54	—	54
Affiliate Services	59	(59)	—	57	(57)	—
Total revenue	$1,590	(188)	1,402	1,784	(222)	1,562
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

For the three months ended March 31, 2024 and 2023, our gross rental income was $146 million and $181 million, which represents approximately 9% and 10% of our operating revenue, respectively.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables (1)	$570	544
Contract assets	8	8
Contract liabilities	237	222
_____________________________________________________________________
(1)Reflects gross customer receivables of $581 million and $557 million, net of allowance for credit losses of $11 million and $13 million, at March 31, 2024 and December 31, 2023, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2024, we recognized $69 million of revenue that was included in contract liabilities of $222 million as of January 1, 2024. During the three months ended March 31, 2023, we recognized $79 million of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of March 31, 2024, we expect to recognize approximately $4.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $1.5 billion, $1.4 billion and $1.2 billion, respectively.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$70	97	76	106
Costs incurred	12	17	17	23
Amortization	(12)	(15)	(15)	(16)
Change in contract costs held for sale	—	—	(4)	(14)
End of period balance(2)	$70	99	74	99
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

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 36 months for our business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next twelve months in other current assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next twelve months in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

(4) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2023	$13
Provision for expected losses	—
Write-offs charged against the allowance	(3)
Recoveries collected	1
Ending balance at March 31, 2024	$11

(5) Long-Term Debt and Credit Facilities

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Inc ("Lumen"), Level 3 Financing, Inc. ("Level 3 Financing"), Qwest Corporation ("Qwest") and a group of creditors holding a majority of Lumen's consolidated debt (the "Consenting Debtholders" and, collectively with Lumen, Level 3 Financing and Qwest, the "TSA Parties") completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that the TSA Parties entered into on January 22, 2024 (the "TSA Transactions"). Disclosures within this note will focus on the transactions impacting Level 3 Financing specifically. For detailed information about all transactions completed under the TSA, please see Note 5—Long-Term Debt and Credit Facilities in Item 1 of Part I of Lumen's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. The TSA Transactions, as they relate specifically to Level 3 Financing, include:

•Lumen and certain of the Consenting Debtholders agreed to exchange a substantial portion of Lumen’s senior secured notes (the "Former Parent Secured Notes") for newly-issued Lumen superpriority secured notes, Level 3 Financing first lien notes and cash;

•Level 3 Financing and certain of the Consenting Debtholders entered into a new credit agreement that established new term loan facilities (the “New Facilities”) in exchange for substantially all of the term loan debt due under Level 3 Financing's amended and restated credit agreement, dated as of November 29, 2019 (the “Former Facility”);

•Level 3 Financing and certain of the Consenting Debtholders agreed to exchange a substantial portion of (i) certain Level 3 Financing senior secured notes (the "Former Secured Notes") for newly-issued Level 3 Financing first lien notes and (ii) each series of Level 3 Financing senior unsecured notes for newly-issued Level 3 Financing second lien notes;

•Level 3 Financing privately placed $1.575 billion in aggregate principal amount of newly-issued first lien notes. maturing 2029, $1.325 billion of which was cash proceeds, $200 million of which was issued in exchange for a portion of the Former Parent Secured Notes and $50 million of which was comprised of non-cash lender fees; and

•Level 3, Level 3 Financing and certain of their affiliates (the "Level 3 Collateral Guarantors") agreed to guarantee a portion of Lumen's obligations under each of its two new revolving credit facilities established as part of the TSA Transactions, as described further below.

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	March 31, 2024	December 31, 2023
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
New Facilities:
Term Loan B-1(3)	SOFR + 6.560%	2029	$1,199	—
Term Loan B-2(3)	SOFR + 6.560%	2030	1,199	—
Former Facility(4)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(5)	10.500% to 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% to 4.875%	2029 - 2031	2,229	—
Former Senior Notes	3.400% - 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes:
Senior notes (6)	3.400% - 4.625%	2027 - 2029	1,865	3,940
Finance leases and other obligations	Various	Various	252	259
Unamortized (discounts) premiums, net			(258)	2
Unamortized debt issuance costs			(157)	(54)
Total long-term debt			10,187	8,983
Less current maturities			(32)	(31)
Long-term debt, excluding current maturities			$10,155	8,952
______________________________________________________________________
(1)As of March 31, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is either guaranteed by affiliates of the issuer, secured, or both. As discussed further in footnote 6, we reclassified in the "March 31, 2024" column of the table above certain notes that were secured prior to the Effective Date from “secured” to “unsecured” in light of amendments that released such prior security interests.
(3)The Term Loan B-1 and B-2 each had an interest rate of 11.889% as of March 31, 2024.
(4)Reflects Level 3 Tranche B 2027 Term Loan issued under the Former Facilities, which had an interest rate of 7.195% and 7.220% as of March 31, 2024 and December 31, 2023, respectively.
(5)Includes Level 3 Financing's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3 Financing's first lien notes issued on March 22, 2024.
(6)The total debt for these notes at March 31, 2024 includes the remaining aggregate principal amount due under the Former Secured Notes, the terms of which were amended on March 22, 2024 to release the guarantees of such debt and certain security interests relating thereto.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2024 (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2024 (remaining nine months)	$24
2025	37
2026	35
2027	507
2028	507
2029 and thereafter	9,492
Total long-term debt	$10,602
Impact of Debt Transactions

Consummation of the above-described TSA Transactions substantially changed the structure and terms of our consolidated long-term debt. The principal changes impacting the Level 3 Financing financial statements specifically included:

•reducing the aggregate principal amount of our total consolidated debt maturities due on or before December 31, 2027 by approximately $3.7 billion (excluding finance leases and other obligations);

•increasing the average weighted interest rate payable under our consolidated long-term debt from 5.55% to 8.42%;

•increasing the portion of our consolidated long-term debt that is guaranteed, secured or both;

•modifying the covenants applicable to our consolidated long-term debt; and

•raising $1.325 billion of new cash through the issuance of Level 3 Financing first lien notes maturing 2029.

Exchanges and Issuances

The following table sets forth the aggregate principal amount of (i) former debt of Level 3 exchanged for new Level 3 debt and (ii) new debt issued by Level 3 in exchange for former Level 3 debt (except as otherwise noted), in each case during the three months ended March 31, 2024 in connection with the TSA Transaction:

Former notes or facility exchanged	New notes or facility issued	Aggregate principal amount exchanged/issued (in millions)(1)
Term Loan B	Term Loan B-1, B-2	$2,398
3.400% Senior Notes due 2027	10.500% First Lien Notes due 2029	668
3.875% Senior Notes due 2029	10.750% First Lien Notes due 2029	678
4.625% Senior Notes due 2027	4.875% Second Lien Notes due 2029	606
4.250% Senior Notes due 2028	4.500% Second Lien Notes due 2030	712
3.625% Senior Notes due 2029	3.875% Second Lien Notes due 2030	458
3.750% Senior Notes due 2029	4.000% Second Lien Notes due 2031	453
n/a	11.000% First Lien Notes due 2029(2)	1,575
Total		$7,548
______________________________________________________________________
(1)See our long-term debt table above for information on the amount of former debt that remains outstanding as of March 31, 2024.
(2)Issued for cash and the other consideration described above.

In evaluating the terms of the TSA transaction, we determined for certain of our creditors that the new debt instruments were substantially different than pre-existing debt and therefore constituted an extinguishment of old debt and establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $261 million which was included in our aggregate net gain on extinguishment of $54 million, recognized in other income (expense), net in our consolidated statement of operations for the three months ended March 31, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA transaction and was treated under modification accounting rules. In conjunction with the TSA transaction, we paid $209 million in lender fees and $112 million in additional third-party costs. Of these amounts, $157 million lender fees were an offset to the gain on extinguishment and $61 million in third-party costs were recorded to selling, general and administrative expense in our consolidated statement of operations for the three months ended March 31, 2024. In accordance with US GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $51 million in third-party costs, respectively, were capitalized and will be amortized over the new terms of the arrangements.

For information on various issuances, exchanges or payments of long-term indebtedness by Level 3 during 2023, see Note 7—Long-Term Debt in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Level 3 Financing Credit Agreement

On the Effective Date, Level 3 Financing, as borrower, Level 3 Financing Parent, the lenders party thereto and Wilmington Trust National Association, as administrative agent and collateral agent, entered into a Credit Agreement (the “New Level 3 Financing Credit Agreement”), providing for:

•a secured term B-1 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2029 (the “TLB-1”); and

•a secured term B-2 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2030 (the “TLB-2” and, together with the TLB-1, the “New Level 3 Financing Facilities”).

Level 3 Financing’s obligations under the New Level 3 Financing Credit Agreement are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals). In addition, the other Level 3 Collateral Guarantors have or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Level 3 Financing’s obligations under the New Level 3 Financing Credit Agreement secured by a lien on substantially all of their assets.

Interest on borrowings under the New Level 3 Financing Credit Agreement is payable at the end of each interest period at a rate equal to, at Level 3 Financing’s option, term SOFR (subject to a 2.00% floor) plus 6.56% for term SOFR loans or a base rate plus 5.56% for base rate loans. Amounts outstanding under the New Level 3 Financing Credit Agreement may be prepaid at any time, subject to a premium of (i) 2.00% of the aggregate principal amount if prepaid on or prior to the 12-month anniversary of the Effective Date and (ii) 1.00% of the aggregate principal amount if prepaid after the 12-month anniversary of the Effective Date and on or prior to the 24-month anniversary of the Effective Date. The New Level 3 Financing Facilities require Level 3 Financing to make certain specified mandatory prepayments upon the occurrence of certain transactions.

The New Level 3 Financing Credit Agreement contains certain customary events of default (subject, in certain cases, to customary grace and cure periods). If an event of default occurs, the lenders may, among other actions, accelerate the outstanding loans.

In connection with entry into the New Level 3 Credit Agreement, the outstanding balance of the term B loans under the Former Facility was reduced to approximately $12 million.

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under the Superpriority Revolving/Term A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but the Level 3 Collateral Guarantors have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under both of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

Senior Notes

General Terms of Senior Notes

The Company’s consolidated indebtedness at March 31, 2024 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Certain Guarantees and Security Interests

Level 3 Financing’s obligations under its first lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Financing Facilities. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Financing Facilities, except the lien securing such guarantees is a second lien.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of March 31, 2024 and December 31, 2023, we have received approximately $17 million and $15 million of credits and our outstanding obligations under the plan was $52 million and $55 million, respectively. As of March 31, 2024, $18 million was included in current maturities of long-term debt and $34 million was included in the long-term debt.

Covenants

The New Level 3 Financing Credit Agreement and Level 3 Financing’s first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Compliance

As of March 31, 2024, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

(6) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable-affiliate and long-term debt (excluding finance leases and other obligations) and certain indemnification obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, notes receivable-affiliate and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		March 31, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$9,935	8,683	8,724	6,418
Indemnifications related to the sale of the Latin American business(1)	3	86	86	86	86
_______________________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

(7) Affiliate Transactions

We provide competitive local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We believe these services are priced consistent with non-regulated rates charged to external customers. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

Costs are incurred directly by our affiliates for the services they use whenever possible. When such costs are not directly incurred, they are allocated among all affiliates based upon the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. Unlike other affiliates of Lumen, we do not operate as a shared service company to our affiliates and therefore any allocated affiliate revenue we earn reduces the affiliate charges incurred by us and is presented on a net basis within Operating expenses – affiliates on our consolidated statements of operations. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

We also purchase services from our affiliates, including telecommunication services, insurance, flight services, and other support services such as legal, regulatory, finance, administration and executive support. Our affiliates charge us for those services using the allocation methodologies described above.

On March 22, 2024, we entered into a $1.2 billion secured revolving credit facility with Lumen Technologies, Inc. with an 11% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than May 31, 2030, which maturity date may be extended for two additional one-year periods. The facility has covenants and is subject to other limitations, including a collateral agreement.

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies, Inc. under which we had $1.5 billion outstanding as of March 31, 2024, and December 31, 2023. As of March 31, 2024, the interest rate was 11.32% per annum and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than May 31, 2030, which maturity date may be extended for two additional one-year periods. The facility has covenants and is subject to other limitations.

As of March 31, 2024, Lumen Technologies, Inc. owed us approximately $2.7 billion under the above-mentioned secured and unsecured revolving credit facilities with Lumen Technologies, Inc.

During the three months ended March 31, 2024, we made a distribution of cash to Lumen Technologies, Inc. in the amount of approximately $1.8 billion, thereby reducing equity by the same amount, which was partially offset by a contribution from Lumen Technologies, Inc. for $210 million, thereby increasing equity by the same amount.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2024, we had accrued $36 million in the aggregate for our litigation and non-income tax contingencies which is included in other current liabilities or other liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $36 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid in respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 6—Fair Value of Financial Instruments.

Huawei Network Deployment Investigations

Lumen has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in Lumen’s networks.

•DOJ. Lumen has received a civil investigative demand from the U.S. Department of Justice in the course of a False Claims Act investigation alleging that Lumen Technologies, Inc. and Lumen Technologies Government Solutions, Inc. failed to comply with certain specified requirements in federal contracts concerning their use of Huawei equipment.

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company that the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, tax issues, or environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive loss, net of tax	—	(2)	(2)
Net other comprehensive loss	—	(2)	(2)
Balance at March 31, 2024	$(1)	(29)	(30)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive income, net of tax	—	11	11
Net other comprehensive income	—	11	11
Balance at March 31, 2023	$21	(354)	(333)

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$114	123
Contract fulfillment costs	49	50
Contract acquisition costs	40	40
Contract assets	6	6
Other	23	25
Total other current assets	$232	244

(11) Subsequent Event

During April 2024 Lumen announced plans to reduce its workforce by less than 7% as a part of its efforts to change its workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with its shapeshifting and focus on its strategic priorities. As a result of this plan, we expect to incur severance and related costs in the range of approximately $25 million to $35 million. This plan is expected to be substantially completed by the end of the second quarter of 2024. We do not expect to incur any material impairment or exit costs related to this plan. These workforce reductions are considered a subsequent event for the purposes of the March 31, 2024 financial statements, and therefore, we have not accrued any severance or related costs as of March 31, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries, including Level 3 Financing, Inc. ("Level 3 Financing"). References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2023, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers.

Changes in the Macroeconomic, Industry and Work Environments

Over the past few years, societal, governmental, and macroeconomic changes have impacted us, our customers and our business in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the three months ended March 31, 2024.

Additionally, as discussed further elsewhere herein, macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

We have historically generated revenue by entering into transactions that utilize excess conduit, fiber or other assets, on our network to create custom networks for our customers. We expect the demand for and size of these transactions to grow. We routinely assess revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

Products, Services and Revenue

We categorize our products and services and related revenue among the following categories:
•Grow, which includes products and services that we anticipate will grow, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C"), wavelengths services and software-defined wide area networks ("SD WAN");
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;
•Other, which includes primarily managed and professional service solutions and content delivery network ("CDN") revenue, prior to the sale of substantially all of our CDN contracts in late 2023; and
•Affiliate Services, which include communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

Results in this section include the results of our EMEA business prior to it being sold on November 1, 2023.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023

Operating revenue	$1,590	1,784
Operating expenses	1,633	1,649
Operating (loss) income	(43)	135
Other expense, net	(39)	(72)
(Loss) income before income taxes	(82)	63
Income tax (benefit) expense	(18)	22
Net (loss) income	$(64)	41

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended March 31,
	2024	2023	% Change
	(Dollars in millions)
Grow	$921	975	(6)%
Nurture	385	438	(12)%
Harvest	195	260	(25)%
Other	30	54	(44)%
Affiliate Services	59	57	4%
Total operating revenue	$1,590	1,784	(11)%

Our total operating revenue decreased by $194 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Approximately $168 million of the decrease was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each revenue category:

•Grow decreased by $54 million for the three months ended March 31, 2024 compared to March 31, 2023 due to a decrease of approximately $81 million associated with the sale of the EMEA business. This decline was partially offset by growth in IP services of $35 million;

•Nurture decreased by $53 million for the three months ended March 31, 2024 compared to March 31, 2023. Approximately $27 million of the decrease was attributable to the sale of the EMEA business. The remainder of the decline is principally attributable to declines in traditional VPN services of $16 million and Ethernet services of $14 million;

•Harvest decreased by $65 million for the three months ended March 31, 2024 compared to March 31, 2023. Approximately $26 million of the decrease was attributable to the sale of the EMEA business. The remainder of the decline is principally attributable to a $33 million decline in legacy voice and private line services;

•Other decreased by $24 million for the three months ended March 31, 2024 compared to March 31, 2023 approximately $29 million of which was attributable to the sale of select CDN contracts in the fourth quarter of 2023.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,
	2024	2023	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$672	771	(13)%
Selling, general and administrative	337	286	18%
Loss on sale of business	22	77	(71)%
Operating expenses - affiliates	238	168	42%
Depreciation and amortization	364	347	5%
Total operating expenses	$1,633	1,649	(1)%

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $99 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease of approximately $126 million due to the sale of the EMEA business in the fourth quarter of 2023, as well as reduction of approximately $17 million in employee-related expense from lower headcount in our retained business. These decreases were partially offset by an increase of $40 million in facilities costs.

Selling, General and Administrative

Selling, general and administrative increased by $51 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a increase of $92 million in legal and other professional fees, mainly driven by our debt transaction, partially offset by a decrease of approximately $25 million due to the sale of the EMEA business in the fourth quarter of 2023, as well as recognition of a deferred gain of $22 million on the sale of select CDN contracts in the fourth quarter of 2023.

Loss on Sale of Business

For a discussion of the loss on the sale of business that we recognized for the three months ended March 31, 2023, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $70 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to $58 million higher ethernet and other legacy direct telecommunication services and $12 million of allocated employee expense provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2024	2023	% Change
	(Dollars in millions)
Depreciation	$178	171	4%
Amortization	186	176	6%
Total depreciation and amortization	$364	347	5%

Depreciation expense increased by $7 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due a $12 million increase from the accelerated depreciation of CDN assets and an $8 million increase due to decommissioned assets, which were partially offset by a decrease of $7 million due to changes in depreciation lives of fiber assets as discussed in Note 1—Background "— Change in Accounting Estimates" and a decrease of $6 million due to net decline in depreciable assets.

Amortization expense increased by $10 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a $10 million increase associated with the accelerated amortization of certain CDN software assets.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended March 31,
	2024	2023	% Change
	(Dollars in millions)
Interest expense	$(129)	(93)	39%
Interest income - affiliate	22	16	38%
Net gain on early retirement of debt (Note 5)	54	—	nm
Other expense, net	14	5	180%
Total other expense, net	$(39)	(72)	(46)%
Income tax (benefit) expense	$(18)	22	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $36 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to an increase in average interest rates from 4.67% to 6.68% and an increase in the average outstanding long-term debt of approximately $1.0 billion for the three months ended March 31, 2023 as compared to the three months ended March 31, 2024.

Interest Income - Affiliate

Interest income - affiliate increased $6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Approximately $3 million of this increase was driven by higher rates on the unsecured $1.5 billion facility with Lumen and approximately $3 million of this increase was interest earned on the new secured $1.2 billion facility with Lumen. See Note 7—Affiliate Transactions to the financial statements included in Item 1 Part I of this report for more information on these facilities.

Other Income, Net

The following table summarizes our total other income, net:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Foreign currency (loss) gain	$(10)	3
Interest income	22	1
Other	2	1
Total other income, net	$14	5

Interest Income

Interest income increased for the three months ended March 31, 2024 and 2023 primarily due to a higher average cash and cash equivalents balance during the period and higher interest rates earned thereon.

Income Tax Expense

For the three months ended March 31, 2024 and 2023, our effective income tax rate was 22.0% and 34.9%, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we held cash and cash equivalents of $399 million, of which $38 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for tax period ending December 31, 2024.

Impact of the Divestitures of the Latin American and EMEA Business

As discussed in Note 2—Divestitures of the Latin American and EMEA Businesses in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, we sold our Latin American and EMEA Businesses on August 1, 2022 and November 1, 2023, respectively. As further described elsewhere herein, these transactions have provided us with a substantial amount of cash proceeds but have also reduced our base of income-generating assets that generate our recurring cash from operating activities.

Debt Instruments and Financing Arrangements

On March 22, 2024, the TSA Parties completed transactions contemplated under the TSA, which included Level 3 Financing privately placing $1.575 billion aggregate principal amount of newly-issued first lien notes. As of March 31, 2024, our long-term debt (including current maturities and finance leases but excluding unamortized (discounts) premiums, net and unamortized debt issuance costs) outstanding totaled $10.6 billion, approximately $8.5 billion of which is secured. For more information on the terms and impact of the TSA Transaction and our consolidated debt, see (i) Note 5—Long-Term Debt and Credit Facilities to the financial statements included in Item 1 Part I of this report and (ii) our Current Report on Form 8-K dated March 22, 2024.

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Caa2	CCC-	CCC-
Secured	B3/Caa2	B/B-	B+/CCC

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrades of our credit ratings, we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 5—Long-Term Debt and Credit Facilities for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2024, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2024	2023	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$218	379	(161)
Net cash used in investing activities	(1,397)	(225)	1,172
Net cash used in financing activities	(439)	(129)	310

Operating Activities

Net cash provided by operating activities decreased by $161 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to lower net income adjusted for non-cash expenses and income, partially as a result of the sale of our EMEA business in late 2023, and an increase in accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $1.2 billion for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to a issuance of short-term notes receivable - affiliate to our ultimate parent company under the credit facility described elsewhere herein.

Financing Activities

Net cash used in financing activities increased by $310 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to an increase in distributions paid to our parent, partially offset by proceeds from issuance of new debt.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and increases broadband regulation. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although it remains premature to speculate on the potential impact of this legislation on us. On April 25, 2024, the FCC re-adopted net neutrality rules similar to those in effect between 2015 and 2018. These rules are expected to take effect mid-year, subject to the outcome of any legal challenges.

Market Risk

At March 31, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of March 31, 2024, we had approximately $10.4 billion (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 77% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosure immediately below:

We may not realize some or all of the anticipated benefits from completing our debt transactions on March 22, 2024.

On March 22, 2024, we completed transactions contemplated under our amended and restated transaction support agreement dated as of January 22, 2024, including extending the maturities of a substantial portion of our near-term debt obligations, obtaining new credit facilities and raising $1.325 billion in new cash. In connection with announcing the closing of these transactions, we indicated that they would provide us with additional time to transform our operations and improve our financial performance.

In completing these transactions, we incurred substantial transaction expenses, agreed to pay higher levels of interest and committed to more restrictive debt covenants, which collectively could have important consequences, including (i) limiting our ability to obtain additional financing to fund future debt maturities, working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing our cost of borrowing; (ii) requiring a substantial portion of our cash flows to be dedicated to payments on our obligations instead of for other purposes; and (iii) various other potentially adverse consequences of carrying significant debt, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, the extension of our debt maturities may not afford us a sufficient amount of time to implement our transformation plans. For all these reasons and more, we may not realize some or all of the benefits we anticipate receiving from completing our March 22, 2024 transactions.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.2
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.3
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.4
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.5
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.6
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.750% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.7
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.625% Senior Notes due 2029 (incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.8	Form of 11.000% First Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.14).
4.9
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 11.000% First Lien Notes due 2029 (incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.10	Form of 10.500% First Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.16).
4.11
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 10.500% First Lien Notes due 2029 (incorporated by reference to Exhibit 4.16 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.12	Form of 10.750% First Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.18).
4.13
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 10.750% First Lien Notes due 2030 (incorporated by reference to Exhibit 4.18 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.14	Form of 4.875% Second Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.20).
4.15
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.875% Second Lien Notes due 2029 (incorporated by reference to Exhibit 4.20 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.16	Form of 4.500% Second Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.22).
4.17
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.500% Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.22 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.18	Form of 3.875% Second Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.24).
4.19
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.24 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

4.20	Form of 4.000% Second Lien Notes due 2031, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.26).
4.21
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.000% Second Lien Notes due 2031 (incorporated by reference to Exhibit 4.26 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

10.1
Fourteenth Amendment Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent, to the Amended and Restated Credit Agreement, dated as of November 29, 2019, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

10.2
Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 28, 2024).

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2024.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)